Form 10QSB
period 1998-03-31
DATALINK CAPITAL CORP/TX/
filed 1998-05-26
CIK 744452

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

             [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                           Commission File No. 2-90519

                          Datalink Capital Corporation
             (Exact Name of Registrant as Specified in its Charter)

      Florida                                                 59-2262718
(State or Other Jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)

                       211 West Wall, Midland, Texas 79701
          (Address of Principal Executive Offices, including Zip Code)

                                 (915) 682-1761
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Class                                   Outstanding as of March 31, 1998
        -----                                   --------------------------------

Common Stock, $.0001 par value                          1,956,097

--------------------------------------------------------------------------------

       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1998
                                           Datalink Capital Corporation - Page 1

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1997.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                          Datalink Capital Corporation
                          (a development-stage company)

                                                                      Page
                                                                      ----
Balance Sheets as at March 31, 1998 (unaudited), and
  December 31, 1997                                                     3

Statements of Operations for the Three Months Ended
  March 31, 1998, and 1997 (unaudited)                                  4

Statements of Cash Flows for the Three Months Ended
  March 31, 1998(unaudited), and 1997 (unaudited)                       5

--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1998
                                           Datalink Capital Corporation - Page 2


                          Datalink Capital Corporation
                          ----------------------------
                          (a development-stage company)
                              Balance Sheets as at
                March 31, 1998 (unaudited), and December 31, 1997


                                     ASSETS

                                                             March 31, 1998     December 31, 1997
                                                             --------------     -----------------
                                                               (unaudited)


Cash                                                                -0-                   -0-

                  Total Assets                                      -0-                   -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
-----------
Accounts Payable                                                  3,649                 3,649

         Total Liabilities                                        3,649                 3,649

Shareholders' Equity
--------------------
Common Stock, $.0001 par value
 per share; 100,000,000 shares
 authorized, 1,95,097 shares
 issued and outstanding                                             196                   196

Additional paid-in Capital                                      798,029               798,029

Deficit Accumulated During
 Development Stage                                             (801,874)             (801,874)

         Total Shareholders' Equity (Deficit)                    (3,649)               (3,649)

                  Total Liabilities and
                    Shareholders' Equity                            -0-                   -0-



--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1998
                                           Datalink Capital Corporation - Page 3

                          Datalink Capital Corporation
                          ----------------------------
                          (a development-stage company)
               Statements   of  Operations  For the Three Months Ended March 31,
                            1998 (unaudited), and March 31, 1997 (unaudited)

                                   March 31, 1998        March 31, 1997
                                   --------------        --------------
                                     (unaudited)           (unaudited)

Revenue                                       -0-                   -0-
-------
         Total Revenue                        -0-                   -0-

Expenses
--------
  Professional Fees                           -0-                   -0-
  Regulatory Expense                          -0-                   -0-
  Advertising and Marketing                   -0-                   -0-
  Miscellaneous Expense                       -0-                   -0-
  Office Supplies                             -0-                   -0-

         Total Expenses                       -0-                   -0-

Net Income (Loss) Before Taxes                -0-                   -0-

Net Income (Loss)                             -0-                   -0-

Primary Earnings Per Common Share             -0-                   -0-

Net Earnings (Loss)                           -0-                   -0-

Weighted Average Number of              1,956,097             1,956,097
 Common Shares Outstanding

Fully Diluted Earnings Per
 Common Share                                 -0-                   -0-

Net Earnings (Loss) Per
 Common Share                                 -0-                   -0-


--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1998
                                           Datalink Capital Corporation - Page 4

                          Datalink Capital Corporation
                          ----------------------------
                          (a development-stage company)
          Statements of Cash Flows for the Three Months Ended March 31,
                1998 (unaudited), and March 31, 1997 (unaudited)

                                          March 31, 1998        March 31, 1997
                                          --------------        --------------
                                            (unaudited)           (unaudited)

Cash Flows from Operating
 Activities                                        -0-                   -0-

Increase in Accrued Liabilities                    -0-                   -0-

New Cash Used from
 Operating Activities                              -0-                   -0-

Cash Flows from Investing
 Activities                                        -0-                   -0-

Total Cash Flow from
 Financing Activities                              -0-                   -0-

Cash at Beginning of Period                        -0-                   -0-

Net increase (decrease)                            -0-                   -0-

Cash at End of Period                              -0-                   -0-



--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1998
                                           Datalink Capital Corporation - Page 5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in manage ment's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance

--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1998
                                           Datalink Capital Corporation - Page 6
that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.



--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1998
                                           Datalink Capital Corporation - Page 7

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  --------

                  None.

         (b)      Reports on Form 8-K.
                  -------------------
                  No Current Report on Form 8-K was filed during the year ended December 31, 1997.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: May 18, 1998       Datalink Capital Corporation

                                   /s/ Glenn A. Little
                                   -----------------------------
                                  By:  Glenn A. Little
                                       President and Principal Financial Officer



--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1998
                                           Datalink Capital Corporation - Page 8