Form 10QSB/A
period 1998-09-30
DATALINK CAPITAL CORP/TX/
filed 1999-02-10
CIK 744452

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

                           Commission File No. 2-90519

                           DCC Acquisition Corporation
             (Exact Name of Registrant as Specified in its Charter)
                     (Formerly DataLink Capital Corporation)

  Nevada                                                  59-2262718
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

            Class                           Outstanding as of September 30, 1998
            -----

   Common Stock, $.0001 par value                  1,456,097



--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                             DCC Acquisition Corporation- Page 1

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













--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                             DCC Acquisition Corporation- Page 2

                           DCC Acquisition Corporation
                           ---------------------------
                          (a development-stage company)
                              Balance Sheets as at
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





--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                             DCC Acquisition Corporation- Page 3

                           DCC Acquisition Corporation
                           ---------------------------
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


--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                             DCC Acquisition Corporation- Page 4

                           DCC Acquisition Corporation
                           ---------------------------
                          (a development-stage company)
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












--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                             DCC Acquisition Corporation- Page 5

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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain

--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                             DCC Acquisition Corporation- Page 6
and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.






--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                             DCC Acquisition Corporation- Page 7

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On June 15, 1998, the shareholders of the Company approved a change of state of incorporation merger, whereby the Company would merge into a wholly-owned subsidiary, DCC Acquisition Corporation, a Nevada corporation, thereby changing the state of incorporation from Florida to Nevada. The articles of merger with respect to such transaction will be filed with the states of Florida and Nevada in the near future and a Current Report of Form 8-K will be timely filed with the SEC.

On August 10, 1998, the Company canceled 500,000 shares of its common stock. All of such shares had been issued illegally by the Company's former management, inasmuch (1) as no corporate authorization of the issuances existed and no consideration was received by the Company for such shares (2) at the time of such issuance, the corporate charter of the Company had been revoked by the Secretary of State of Florida for failure to make required filings and to pay associated fees and (3) the transfer agent issued such shares on oral instructions of a person not possessed of Company authority."

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

Dated: February 3, 1998      DCC Acquisition Corporation



                             By:  /s/  Glenn A. Little
                                       ---------------
                                       Glenn A. Little
                                       President and Principal Financial Officer



--------------------------------------------------------------------------------
   Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1998
                                             DCC Acquisition Corporation- Page 8