Form 10KSB
period 1998-12-31
DCC ACQUISITION CORP
filed 1999-03-19
CIK 744452

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1998

                           Commission File No. 2-90519

                           DCC Acquisition Corporation
                      Formerly DataLink Capital Corporation
                 (Name of Small Business Issuer in its Charter)


Nevada                                   211 West Wall, Midland, Texas 79701      59-2262718
(State or Other Jurisdiction         (Address of Principal Executive Office,    (I.R.S. Employer
of incorporation or organization)      including Zip Code)                      Identification No.)


                                 (915) 682-1761
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:

 Title of Each Class                   Name of Each Exchange on which Registered
 -------------------                   -----------------------------------------

         None

       Securities Registered Under Section 12(g) of the Exchange Act: None

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,456,097

Transitional Small Business Disclosure Format:  Yes        No   X

                                     PART I

Item 1.  Description of Business.
---------------------------------

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

Effective December 29, 1998 the Company changed its state of incorporation from Florida to Nevada, pursuant to a change-of-state-if-incorporation merger. In the merger transaction, the Company's name was changed from "DataLink Capital Corporation" to "DCC Acquisition Corporation".

It is the intention of the new management of arrange to bring its SEC reporting to date in order that the Company might be potentially attractive to a private business that might be interested in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.



        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

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

        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

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

Item 2.  Description of Property.
---------------------------------

The Company has no properties.

Item 3.  Legal Proceedings.
---------------------------

The Company is not a party to any material pending nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The annual meeting of shareholders was held June 15, 1998. The following matters were considered and acted upon: election of directors, ratification of the independent auditor, and a proposal to change the state of incorporation from Florida to Nevada.



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information

The stock trades over-the-counter on the OTC Bulletin Board. There have been isolated transactions in the range of $.05 per share.

As of December 31, 1998, there were 363 holders on record of the Company's common stock holding a total of 1,456,097 shares.


        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

Dividend Policy

The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation.
-----------------------------------------------------------------------------

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

Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business,

        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998 the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

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


Item 7.  Financial Statements
-----------------------------

The required financial statements are included in this documents starting at page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
--------------------------------------------------------------------

None







        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
-----------------------------------------------------------------------

The following table sets forth the officers and directors of the Company.

Name                             Position                         Age
----                             --------                         ---

Glenn A. Little                  President                        45

Matthew Blair                    Secretary and Director           42



Set forth below is a description of the backgrounds of each of the officers and directors of the Company.

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Mr. Little currently serves as an officer and director of other inactive public corporations having the same business purpose as the Company.

Before founding LITCO Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.


Matthew Blair was a solo practitioner of law in Midland, Texas and is presently a Title IV-D Master in Midland County, Texas. Before opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation
(FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin (1975) and Juris Doctor from Texas Tech University School of Law (1979). He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.


Item 10.  Executive Compensation.
---------------------------------

The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.





        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

The following table set forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company.

Name and Address        Number of Shares Owned      Percentage of Ownership (1)
----------------        ----------------------      ---------------------------

Glenn A. Little         731,860                            50.2%

Matthew Blair           0                                  0

1. Based on 1,456,097 shares outstanding as of March 15, 1999


Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The Company's President, Glenn A. Little, has agreed to provide funds to the Company sufficient to cover Company expenses relating to its SEC periodic reporting and other minor corporate expenses.


Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

Exhibits          Description

*3.1              Articles of Incorporation of the Company

*3.2              Bylaws of the Company
-------------------------------------
*Incorporated from the Company's Current Report on Form 8-K, date of event reported: December 29, 1998.


Reports on Form 8-K

Subsequent to December 31, 1999, on February 8, 1999, the Company filed a Current Report on Form 8-K wherein the Company reported its change of state of incorporation from Florida to Nevada, and attendant change in corporate name, from "DataLink Capital Corporation" to "DCC Acquisition Corporation" which Current Report, including the exhibits thereto, is incorporated herein by this reference.









        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 1999


DDC Acquisition Corporation



By:  /s/ Glenn A. Little
     -------------------------
         Glenn A. Little
         President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Glenn A. Little                                   March 15, 1999
------------------------------------------
Glenn A. Little
President, (Chief Executive Officer and
Principal Financial Officer) and Director

/s/ Matthew Blair                                     March 15, 1999
------------------------------------------
Matthew Blair
Secretary and Director












        ------------------------------------------------------------------------
        Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1998

      DCC ACQUISITION CORPORATION
(formerly Datalink Capital Corporation)

        Financial Statements
                 and
          Auditor's Report

            December 31,
         1998, 1997 and 1996





















                           S. W. HATFIELD + ASSOCIATES
                          certified public accountants

                      Use our past to assist your future sm

                           DCC ACQUISITION CORPORATION
                     (formerly Datalink Capital Corporation)

                                    CONTENTS


                                                                         Page
                                                                         ----
Report of Independent Certified Public Accountants                        F-3

Financial Statements

   Balance Sheets as of December 31, 1998, 1997 and 1996                  F-4

   Statements of Operations
     for the years ended December 31, 1998, 1997 and 1996                 F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1998, 1997 and 1996                 F-6

   Statements of Cash Flows
     for the years ended December 31, 1998, 1997 and 1996                 F-7

   Notes to Financial Statements                                          F-8

S. W. HATFIELD, CPA
certified public accountant

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
DCC Acquisition Corporation
   (formerly Datalink Capital Corporation)

We have audited the accompanying balance sheets of DCC Acquisition Corporation (formerly Datalink Capital Corporation) (a Nevada corporation) as of December 31, 1998, 1997 and 1996 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DCC Acquisition Corporation (formerly Datalink Capital Corporation) as of December 31, 1998, 1997 and 1996 and the related statements of operations, changes in shareholders' equity and cash flows for the each of the three years then ended, in conformity with generally accepted accounting principles.

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

On February 8, 1999, the Company filed a Form 8-K/A with the US Securities and Exchange Commission noting that on August 10, 1998, current management of the Company learned that 500,000 shares of common stock had been illegally issued in years prior to 1996 and was canceled as issued and outstanding on the discovery date (see Note C). Accordingly, we withdraw our opinion dated February 20, 1998 and it is replaced by this document accompanying the revised financial statements of the Company as of and for the years ended December 31, 1997 and 1996. No reliance should be placed on our opinion dated February 20, 1998.


                                           /s/  S. W. HATFIELD
                                           ------------------------
                                                S. W. HATFIELD, CPA
                               (formerly S.W. Hatfield + Associates)

Dallas, Texas
January 25, 1999



                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com



                           DCC ACQUISITION CORPORATION
                     (formerly Datalink Capital Corporation)
                                 BALANCE SHEETS
                        December 31, 1998, 1997, and 1996


                                                               1998         1997         1996
                                                             ---------    ---------    ---------
                                     ASSETS

Current assets                                               $    --      $    --      $    --
                                                             ---------    ---------    ---------

     Total Assets                                            $    --      $    --      $    --
                                                             =========    =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Current liabilities
     Accounts payable - trade                                $   2,231    $   3,649    $   3,015
     Due to controlling shareholder                              3,000         --           --
                                                             ---------    ---------    ---------

     Total Liabilities                                           5,231        3,649        3,015
                                                             ---------    ---------    ---------


Commitments and contingencies


Shareholders' Equity Common stock - $0.0001 par value
     100,000,000 shares authorized
     1,456,097 shares issued and outstanding                       146          146          146
   Additional paid-in capital                                  798,029      798,029      798,029
   Accumulated deficit                                        (803,406)    (801,824)    (801,190)
                                                             ---------    ---------    ---------

     Total Shareholders' Equity                                 (5,231)      (3,649)      (3,015)
                                                             ---------    ---------    ---------

     Total Liabilities and Shareholders' Equity              $    --      $    --      $    --
                                                             =========    =========    =========








The accompanying notes are an integral part of these financial statements.




                           DCC ACQUISITION CORPORATION
                     (formerly Datalink Capital Corporation)
                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1998, 1997 and 1996


                                              1998           1997           1996
                                         -----------    -----------    -----------


Revenues                                 $      --      $      --      $      --
                                         -----------    -----------    -----------


Expenses
   General and administrative expenses         1,582            634          1,110
                                         -----------    -----------    -----------


     Total operating expenses                  1,582            634          1,110
                                         -----------    -----------    -----------

Loss from Operations                          (1,582)          (634)        (1,110)

Provision for income taxes                      --             --             --
                                         -----------    -----------    -----------

Net Loss                                 $    (1,582)   $      (634)   $    (1,110)
                                         ===========    ===========    ===========

Net loss per weighted-average
   share of common stock outstanding             nil            nil            nil
                                                 ===            ===            ===
Weighted-average number of shares
   of common stock outstanding             1,456,097      1,456,097      1,456,097
                                         ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.



                           DCC ACQUISITION CORPORATION
                     (formerly Datalink Capital Corporation)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996


                                                          Additional
                                    Common Stock            paid-in    Accumulated
                                Shares        Amount        capital     deficit        Total
                              ----------    ----------    ----------   ----------    ----------


Balances at
   January 1, 1996,
   as originally reported      1,956,097           196    $  798,029   $ (800,130)   $   (1,905)

Cancellation of shares
   due to improper issuance
   in prior years               (500,000)          (50)         --             50          --
                              ----------    ----------    ----------   ----------    ----------

Balances at
   January 1, 1996,
   as restated                 1,456,097           146       798,029     (800,080)       (1,905)

Net loss for the year               --            --            --         (1,110)       (1,110)
                              ----------    ----------    ----------   ----------    ----------

Balances at
   December 31, 1996           1,456,097           146       798,029     (801,190)       (3,015)

Net loss for the year               --            --            --           (634)         (634)
                              ----------    ----------    ----------   ----------    ----------

Balances at
   December 31, 1997           1,456,097           146       798,029     (801,824)       (3,649)

Net loss for the year               --            --            --         (1,582)       (1,582)
                              ----------    ----------    ----------   ----------    ----------

Balances at
   December 31, 1998           1,956,097    $      196    $  798,029   $ (803,456)   $   (5,231)
                              ==========    ==========    ==========   ==========    ==========









The accompanying notes are an integral part of these financial statements.

                           DCC ACQUISITION CORPORATION
                     (formerly Datalink Capital Corporation)
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996


                                                1998       1997     1996
                                              -------    -------   -------

Cash Flows from Operating Activities
   Net loss for the period                    $(1,582)   $  (634)  $(1,110)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities
       Increase (decrease) in
         Accounts payable - trade              (1,418)       634     1,110
                                              -------    -------   -------

Net cash used by operating activities          (3,000)      --        --
                                              -------    -------   -------


Cash Flows from Investing Activities             --         --        --
                                              -------    -------   -------


Cash Flows from Financing Activities
   Cash advanced by controlling shareholder     3,000       --        --
                                              -------    -------   -------


Increase (Decrease) in Cash                      --         --        --

Cash at beginning of period                      --         --        --
                                              -------    -------   -------

Cash at end of period                         $  --      $  --     $  --
                                              =======    =======   =======


SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID

     Interest paid for the year               $  --      $  --     $  --
                                              =======    =======   =======
     Income taxes paid for the year           $  --      $  --     $  --
                                              =======    =======   =======



The accompanying notes are an integral part of these financial statements.
                                                                             F-7

                           DCC ACQUISITION CORPORATION
                     (formerly Datalink Capital Corporation)

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Description of Business

DCC Acquisition Corporation (formerly Datalink Capital Corporation) (Company) was originally incorporated on January 26, 1983 under the laws of the State of Florida as Datalink Systems, Inc. for the purpose of marketing electronic information processing systems to the medical and healthcare industries. As of December 31, 1986, the Company had closed this business operation.

The Company changed its corporate name to Datalink Capital Corporation in April 1987 and to Midland Capital Resources, Inc. in April 1991. In July 1997, the Company was reactivated with the State of Florida and changed its corporate name to Datalink Capital Corporation, effective September 24, 1997.

On December  29,  1998,  the Company  changed  its State of  Incorporation  from
Florida to Nevada by means of a merger with and into DCC Acquisition Corporation, a Nevada corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not change the capital structure of the Company and the corporate name was effectively changed to DCC Acquisition Corporation.

In October 1985, the Company successfully completed a public offering, pursuant to a Registration Statement under The Securities Act of 1933, raising net proceeds to the Company of approximately $300,000.

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Through December 31, 1998, the Company's controlling shareholder has advanced approximately $3,000 in payments for operating expenses on behalf of the Company.

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

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                           DCC ACQUISITION CORPORATION
                     (formerly Datalink Capital Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note B - Summary of Significant Accounting Policies - Continued

2.   Loss per share

     Loss per share of common stock is computed using the weighted-average number of shares outstanding during each respective period presented. As of December 31, 1998, 1997 and 1996, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note C - Correction of an Error

On August 10, 1998, the Company canceled 500,000 shares of its issued and outstanding common stock . All of these shares had been issued illegally in years prior to 1996 by former management, inasmuch as no corporate authorization of the issuances existed and no monetary consideration was received by the Company for the shares. The shares had previously been accounted for as a nonmonetary transaction for services valued at an amount equal to the par value of the shares issued, or approximately $50.

Specifically, the cancellations were as follows:

   a) 275,000 shares issued to a former Director and President of the Company. These shares were found to be illegally issued as (1) there was no action by the Company's Board of Directors authorizing the issuance of such shares; (2) at the time of issuance, the Company's charter in the State of Florida had been revoked by the Secretary of State for failure to make required filings and to pay associated fees; and (3) the transfer agent issued such shares on the oral instructions of a person not possessed with Company authority.

   b) 25,000 shares issued to a former Director and Corporate Secretary. These shares were found to be illegally issued as (1) there was no action by the Company's Board of Directors authorizing the issuance of such shares;
       (2) at the time of issuance, the Company's charter in the State of Florida had been revoked by the Secretary of State for failure to make required filings and to pay associated fees; and (3) the transfer agent issued such shares on the oral instructions of a person not possessed with Company authority.

   c) 200,000 shares issued to individuals in anticipation of fees due for investment banking activities. These shares were found to be illegally issued as (1) there was no action by the Company's Board of Directors authorizing the issuance of such shares; (2) at the time of issuance, the Company's charter in the State of Florida had been revoked by the Secretary of State for failure to make required filings and to pay associated fees; and (3) the transfer agent issued such shares on the oral instructions of a person not possessed with Company authority.

The effect of these cancellations has been reflected as a restatement of the issued and outstanding common stock as of the first day of the first period presented.