Form 10QSB
period 1999-03-31
DCC ACQUISITION CORP
filed 1999-04-13
CIK 744452

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                      Yes [x]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Class                     Outstanding as of March 31, 1999
             -----                     --------------------------------

    Common Stock, $.0001 par value             1,456,097

--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                             DCC Acquisition Corporation- Page 1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1998.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           DCC Acquisition Corporation
                          (a development-stage company)

                                                                       Page
                                                                       ----
Balance Sheets as at March 31, 1999 (unaudited), and
  December 31, 1998                                                     3

Statements of Operations for the Three Months Ended
March 31, 1999, and 1998 (unaudited)                                    4

Statements of Cash Flows for the Three Months Ended
 March 31, 1999(unaudited), and 1998 (unaudited)                        5
















--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                             DCC Acquisition Corporation- Page 2



                           DCC Acquisition Corporation
                          (a development-stage company)
                              Balance Sheets as at
                March 31, 1999 (unaudited), and December 31, 1998


                                     ASSETS

                                                        March 31, 1999            December 31, 1998
                                                      -----------------           -----------------
                                                        (unaudited)

Cash                                                          -0-                        -0-

         Total Assets                                         -0-                        -0-

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Accounts Payable                                            2,231                      2,231
Due to controlling stockholder                              3,000                      3,000

         Total Liabilities                                  5,231                      5,231

Shareholders' Equity

Common Stock, $.0001 par value
 per share; 100,000,000 shares
 authorized, 1,456,097 shares
 issued and outstanding                                       196                        196

Additional paid-in Capital                                798,029                    798,029

Deficit Accumulated During
 Development Stage                                      (803,406)                  (803,406)

Total Shareholders' Equity (Deficit)                      (5,231)                    (5,231)

Total Liabilities and
Shareholders' Equity                                          -0-                        -0-




--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                             DCC Acquisition Corporation- Page 3

                           DCC Acquisition Corporation
                          (a development-stage company)
               Statements of Operations For the Three Months Ended
           March 31, 1999 (unaudited), and March 31, 1998 (unaudited)

                                           March  31, 1999      March 31,  1998
                                             (unaudited)         (unaudited)

Revenue                                           -0-                  -0-

         Total Revenue                            -0-                  -0-

Expenses

  Professional Fees                               -0-                  -0-
  Regulatory Expense                              -0-                  -0-
  Advertising and Marketing                       -0-                  -0-
  Miscellaneous Expense                           -0-                  -0-
  Office Supplies                                 -0-                  -0-

         Total Expenses                           -0-                  -0-

Net Income (Loss) Before Taxes                    -0-                  -0-

Net Income (Loss)                                 -0-                  -0-

Primary Earnings Per Common Share                 -0-                  -0-

Net Earnings (Loss)                               -0-                  -0-

Weighted Average Number of                  1,456,097            1,956,097
 Common Shares Outstanding

Fully Diluted Earnings Per
 Common Share                                     -0-                  -0-

Net Earnings (Loss) Per
 Common Share                                     -0-                  -0-




--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                             DCC Acquisition Corporation- Page 4

                           DCC Acquisition Corporation
                          (a development-stage company)
               Statements of Cash Flows for the Three Months Ended
           March 31, 1999 (unaudited), and March 31, 1998 (unaudited)

                                           March 31, 1999        March 31, 1998
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








--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                             DCC Acquisition Corporation- Page 5

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



--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                             DCC Acquisition Corporation- Page 6

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

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.





--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                             DCC Acquisition Corporation- Page 7

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  None.

         (b)      Reports on Form 8-K.
                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: April 1, 1999              DCC Acquisition Corporation


                                           By:  /s/Glenn A. Little
                                                ----------------------
                                                Glenn A. Little
                                                President and
                                                Principal Financial Officer








--------------------------------------------------------------------------------
       Quarterly Report on Form 10-QSB for the Three Months Ended March 31, 1999
                                             DCC Acquisition Corporation- Page 8