Form 10QSB
period 1999-09-30
DCC ACQUISITION CORP
filed 1999-11-17
CIK 744452

==============================================================================

 Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999

                                   Form 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

            [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999

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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                       Outstanding as of October 31, 1999
            -----
Common Stock, $.0001 par value                     1,456,097

==============================================================================
 Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999



                                            DCC Acquisition Corporation Page 1




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended December 31, 1998.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                         DCC Acquisition Corporation
                        (a development-stage company)

                                                                         Page
                                                                         ----
Balance Sheets as at September 30, 1999 (unaudited), and
  December 31, 1998                                                       3

Statements of Operations for the Three Months Ended
  September 30, 1999, and 1998 (unaudited)                                4

Statements of Cash Flows for the Three Months Ended
  September 30, 1999 (unaudited), and 1998 (unaudited)                    5













-----------------------------------------------------------------------------
Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                                           DCC Acquisition Corporation Page 2



                         DCC Acquisition Corporation
                        (a development-stage company)

                             Balance Sheets as at
            September 30, 1999 (unaudited), and December 31, 1998


                                    ASSETS
                                                            September 30,  December 31,
                                                                 1999          1998
                                                            -------------  ------------
                                                             (unaudited)
Cash                                                             -0-           -0-

         Total Assets                                            -0-           -0-

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Accounts Payable                                                 -0-         2,231
Due to controlling shareholder                                   -0-         3,000

         Total Liabilities                                       -0-         5,231

Shareholders' Equity

Common Stock, $.0001 par value
 per share; 100,000,000 shares
 authorized, 1,456,097 shares
 issued and outstanding                                          146           196

Additional paid-in Capital                                   798,029       798,029

Deficit Accumulated During
 Development Stage                                          (798,175)     (803,406)

Total Shareholders' Equity (Deficit)                             -0-        (5,231)

Total Liabilities and
Shareholders' Equity                                             -0-           -0-




-----------------------------------------------------------------------------
Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                                           DCC Acquisition Corporation Page 3




                         DCC Acquisition Corporation
                        (a development-stage company

      Statements of Operations For the Three Months Ended September 30,
             1999 (unaudited), and September 30, 1998 (unaudited)


                                              September 30,    September 30,
                                                 1999             1998
                                              -------------    -------------
                                               (unaudited)      (unaudited)

Revenue                                              -0-              -0-

         Total Revenue                               -0-              -0-

Expenses

  Professional Fees                                  -0-              -0-
  Regulatory Expense                                 -0-              -0-
  Advertising and Marketing                          -0-              -0-
  Miscellaneous Expense                           (5,231)             -0-
  Office Supplies -0-                                -0-

         Total Expenses                           (5,231)             -0-

Net Income (Loss) Before Taxes                    (5,231)             -0-

Net Income (Loss)                                  5,231              -0-

Primary Earnings Per Common Share                    -0-              -0-

Net Earnings (Loss)                                  -0-              -0-

Weighted Average Number of
  Common Shares Outstanding                    1,456,097        1,456,097

Fully Diluted Earnings Per
  Common Share                                     .0036              -0-

Net Earnings (Loss) Per
  Common Share                                     .0036              -0-




-----------------------------------------------------------------------------
Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                                           DCC Acquisition Corporation Page 4




                         DCC Acquisition Corporation
                        (a development-stage company)

      Statements of Cash Flows for the Three Months Ended September 30,
             1999 (unaudited), and September 30, 1998 (unaudited)

                                        June 31, 1999          June 30, 1998
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








-----------------------------------------------------------------------------
Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                                           DCC Acquisition Corporation Page 5





Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

Discussion of Financial Condition

         The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made. During the quarter ending September 30, 1999, the Company's majority shareholder cancelled a $3,000 debt owing to him and personally assumed responsibility for a $2,231 liability of the Company, thereby reducing the Company's liabilities to zero (0). This non-cash transaction was recorded as miscellaneous income on the Income Statement for the period.

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


-----------------------------------------------------------------------------
Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                                           DCC Acquisition Corporation Page 6




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

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.



-----------------------------------------------------------------------------
Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                                           DCC Acquisition Corporation Page 7



Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         On November 1, 1999, the Company acquired a majority of the shares of stock of two corporations, ProHealth Laboratories, Inc ("ProHealth") and STL Group, Inc. ("STL") in exchange for shares of the Company's common stock. The Company will change its name to "ProHealth Medical Technologies, Inc." and will move its corporate offices to suburban Cleveland, Ohio. The income-producing business of the Company will be carried out through its two new subsidiaries.

         ProHealth is a manufacturer, marketer and distributor of national brand equivalent oral care products which includes toothpaste, denture adhesives, and oral analgesics that are marketed under proprietary labels, as well as private labels. The Perfect Smile(R) Smile Fitness Program is the most notable proprietary branded product sold by ProHealth and consists of a complete line of high-end tooth whitening products endorsed by celebrity spokesperson Vanna White of Wheel of Fortune fame.

         STL manufactures and sells a broad range of patented facial implants, as well as custom designed implants for cosmetic and reconstructive surgical applications which are marketed to the neurosurgical, orthopedic, ears/nose/throat, cosmetic, plastic, maxilla and craniofacial medical markets. In addition, STL has a patent on an electrocautery suction device (SAF-T-VAC) which it has successfully test marketed, and also has other surgically related products in various stages of development.

         The Company will file a Form 8-K with the SEC that will contain more detailed information about the terms of the acquisitions of ProHealth and STL and their business and financial information.


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

         Dated: November 15, 1999          DCC Acquisition Corporation


                                                 /s/ Robert O. Wolfe
                                           By:   ----------------------
                                                 Robert O. Wolfe
                                                 President and Principal
                                                 Financial Officer



-----------------------------------------------------------------------------
Quarterly Report on Form 10-QSB for the Three Months Ended September 30, 1999
                                           DCC Acquisition Corporation Page 8