Form 10KSB
period 1999-12-31
DCC ACQUISITION CORP
filed 2001-05-04
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

    XX          ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the annual period ended December 31, 1999

                TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                       For the transition period from____________ to____________


--------------------------------------------------------------------------------


                         Commission File Number: 2-90519
                                                -------

                          ProHealth Laboratories, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                              59-2262718
--------------------------                           ---------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 70701-4556
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (915) 682-1761
                                 --------------
                           (Issuer's telephone number)

                           DCC Acquisition Corporation
             1201 Chester Industrial Parkway, Avon, Ohio 44011-1081
             ------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock $0.0001 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1999 were $0.

As of April 30, 2001, the aggregate market value of the Company's common Stock held by non-affiliates was: $-0-

As of April 30, 2001, there were 152,247 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes     No X
                                                    ---   ---

                                TABLE OF CONTENTS



                                                                           Page
                                                                          Number
                                                                          ------
Part I

Item  1 - Description of Business                                            3
Item  2 - Description of Property                                            4
Item  3 - Legal Proceedings                                                  4
Item  4 - Submission of Matters to a Vote of Security Holders                4

Part II

Item  5 - Market for Company's Common Stock and
           Related Stockholders Matters                                      5
Item  6 - Management's Discussion and Analysis or Plan of Operation          6
Item  7 - Index to Financial Statements                                     F-1
Item  8 - Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                           6

Part III

Item  9 - Officers and Directors                                             6
Item 10 - Executive Compensation                                             7
Item 11 - Security Ownership of Certain Beneficial Owners And Management     7
Item 12 - Certain Relationships and Related Transactions                     8
Item 13 - Exhibits and Reports on 8-K                                        9

Signatures                                                                  10

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


PART I

Item 1 - Description of Business

General
-------

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

On May 1, 1997 a stock purchase agreement was entered into between the then majority stockholder and Glenn A. Little. In March 1998, this agreement was renegotiated and effective control of the company was obtained by Mr. Little by the purchase of 37.4% of the outstanding shares.

Effective December 29, 1998 the Company changed its state of incorporation from Florida to Nevada, pursuant to a change-of-state-if-incorporation merger. In the merger transaction, the Company's name was changed from "DataLink Capital Corporation" to "DCC Acquisition Corporation".

On June 8, 1999, in a Current Report on Form 8-K, the Company announced its acquisition of all of the issued and outstanding common shares of New Cinema Partners Inc. (NCP) in consideration of and in exchange for common stock of the Company issued from treasury (Acquisition Transaction), which transaction constituted a change in control of the Company.

On August 15, 1999, the Company filed a Current Report on Form 8-K reporting that the June 8, 1999 Form 8-K announcement of the Acquisition Transaction and the filing of the June 8, 1999 Form 8-K Current Report in respect thereof was premature. The Acquisition Transaction had not been, and will not be, consummated. The Board of Directors of the Company did not approve, authorize or ratify the Acquisition Transaction. Due to mis-communication between representatives of NCP and its shareholders and the agent for the Company, NCP and its shareholders were of the view that all requisite approvals and authorizations in respect of the Acquisition Transaction had been obtained and all other conditions precedent to the completion of the Acquisition Transaction satisfied and, accordingly, the Jun e8, 1999 Current Report on Form 8-K was filed in accordance with applicable law.

The Company continued its efforts to locate and combine with an existing, privately-held company that is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.

On November 17, 1999, in the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, the Company announced that on November 1, 1999, the Company experienced a change in control and acquired a majority of the shares of stock of two corporations, ProHealth Laboratories, Inc (ProHealth) and STL Group, Inc. (STL) in exchange for shares of the Company's common stock. Although discussed in the November 17, 1999 Form 10-QSB filing, the Company never filed any required Current Report on Form 8-K which contained more detailed information about the terms of the acquisitions of ProHealth and STL and their business and financial information.

On January 11, 2001, the Company filed a Current Report on Form 8-K announcing that the two Agreements and Plans of Reorganization (Agreements) disclosed and discussed in the November 17, 1999 Form 10-QSB filing never closed and prematurely announced as such.

In anticipation of the closing of these transaction and in accordance with the Agreements, the Company convened a Board of Directors Meeting on October 22, 1999 and changed the name from DCC Acquisition Corp to ProHealth Medical Technologies, Inc. and approved and enacted a 1:10 reverse split of its Common Stock, $0.0001 par value, with fractional shares rounded up to the nearest whole share. All share and per share amounts in this filing reflect the effect of the reverse split as of the first day of the first period presented.

As a result of each of the private entity's inability to fulfill its obligations under each Agreement with the Company, the closing of the acquisitions has never taken place as planned and announced.

In January 2001, Glenn A. Little and Matthew Blair, the former officers and directors of the Company, reached an agreement with the parties to the Agreements to recognize the failure of the merger and agreed to return as Management of the Company. All books and records were returned to the former management of the Company and the various companies and parties to the Agreements mutually released and discharged each other with regard to the failed transaction.

Pursuant to the rescission agreement, any and all shares which may have been issued pursuant to the Agreements were rescinded and returned to the Company's treasury, and the Company appointed Glenn A. Little as President and Director and Matthew Blair as Secretary and Director.

It is the intention of the current management to bring its SEC reporting to date in order that the Company might be potentially attractive to a private business that might be interested in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.

Proposed Business
-----------------

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

Combination Suitability Standards
---------------------------------

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

Governmental Regulation
-----------------------

It is impossible to predict the government regulation, if any, to which the Company may be subject. The use of assets and/or conduct of businesses that the Company may operate within could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Management will endeavor to ascertain and monitor the effects of such, if any, government regulation on the business of the Company. In certain circumstances, however, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a particular business activity will make the acquisition of an interest in such business a higher risk.

Competition
-----------

The Company may be involved in intense competition with other business entities, many of which could have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in a competitive business environment.

Employees
---------

The Company currently has no employees. The sole executive officer, who is not compensated for his time contributed to the Company, devotes only such time to the affairs of the Company, which is minimal at this time.


Item 2 - Description of Properties

The Company has no properties and has no requirement for property or offices at this time. The Company's records require nominal space and are maintained in the offices of it's President at 211 West Wall Street, Midland, Texas 79701 at no charge.


Item 3 - Legal Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fiscal years ended December 31, 1999 and 2000, respectively.


PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information
------------------

The Company's common stock is not listed for trading on any electronic board or other exchange.

As of April 30, 2000, there were approximately 400 holders on record of the Company's common stock holding a total of 152,247 shares.

Dividend Policy
---------------

The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.



                (Remainder of this page left blank intentionally)

Item 6 - Management's Discussion and Analysis of Financial Condition, Results of Operations and Plan of Operation

Results of Operations
---------------------

Years Ended December 31, 1999 and 1998
--------------------------------------

The Company had no revenue for the years ended December 31, 1999 and 1998.

General and  administrative  expenses for the years ended  December 31, 1999 and
1998 were approximately $3,350 and $1,580, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger. The Company realized a net loss of approximately $3,350 and $1,580 for the years ended December 31, 1999 and 1998, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until such time that the Company's operating subsidiary begins meaningful operations.

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, and for all periods subsequent thereto, the Company had working capital of $-0-.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.


Item 7 - Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 15, 1999, the Company filed a Current Report on Form 8-K announcing that S. W. Hatfield, C.P.A., formerly S. W. Hatfield & Associates, had resigned as the Company's independent auditor as a result of the announced acquisitions of ProHealth Laboratories, Inc (ProHealth) and STL Group, Inc. This document announced the appointment of Wrabel & Company to be the successor firm. Although interviews with Wrabel & Company took place, the Company never executed an engagement letter with Wrabel & Company and the disclosure by former management of the engagement of Wrabel & Company by the Company was premature. Wrabel & Company never performed any services of any type for the Company between December 15, 1999 and April 6, 2001.

On April 6, 2001, as a result of the change in control of the Company, S. W. Hatfield CPA accepted reappointment as the Company's independent certified public accounting firm to audit the Company's financial statements beginning with the year ending December 31, 1999 and to review the Company's quarterly filings beginning with the quarter ended March 31, 2000.

Between the period of December 15, 1999 and April 6, 2001, the Company held no discussions with S. W. Hatfield, CPA on any matter of accounting principals or practices, financial statement disclosure or accounting scope or procedure.

Additionally, there were and have been no changes in or disagreements with accountants reporting on the financial statements of the Company for the period between December 31, 1998 and the date of this filing.


PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(A) of The Securities Exchange Act of 1934

Directors and Officers
----------------------

The following table sets forth the names, ages, and positions with the Company for the sole director and officer of the Company.

    Name                     Age          Position Held and Tenure
    ----                     ---          ------------------------

Glenn Little                  47             President, Director
Matthew Blair                 43        Secretary, Treasurer Director

The  directors  named  above will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Mr. Little currently serves as an officer of other inactive public corporations having the same business purpose as the Company.

Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.

Matthew Blair was formerly a solo practitioner of law in Midland, Texas and is presently a Title IV-D Master in Midland County Texas. Before opening his practice he served in the Legal Department of the Federal Deposit Insurance Corporation (FDIC), Midland, Texas where he gained exposure to corporate structures and debt workouts. His employment before the FDIC appointment was with Texas American Energy and Exxon Corporation. Mr. Blair received a Bachelor of Arts in Government from The University of Texas at Austin (1975) and Juris Doctor from Texas Tech University School of Law (1979). He is licensed in every state court in Texas, United States District Court (Texas) and in The United States Supreme Court.

Item 10 - Executive Compensation

There was no compensation paid during either of the years ended December 31, 1999 and 1998

None of the Company's current officers or directors receives or has received any salary from Company during the preceding five years. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.


Item 11 - Security Ownership of Management, Certain Beneficial Owners and Management

The following table sets forth as of April 30, 2001, the number and percentage of the 152,247 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer,
(iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                        Common Shares       Percent of Class (1)
----------------                        -------------       --------------------

Glenn A. Little                         109,000             71.6%
211 W. Wall Street
Midland TX 79701

Matthew Blair                           0                   0.00%
211 W. Wall Street
Midland TX 79701

All officers and directors as a         109,000             71.6%
Group (2 persons)

(1)  Based on 152,247 shares outstanding as of April 30, 2001.


Item 12 - Certain Relationships and Related Transactions

The Company's President, Glenn A. Little, has agreed to provide funds to the Company sufficient to cover Company expenses relating to its SEC periodic reporting and other minor corporate expenses.

Except for the transactions described above there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.


Item 13 - Exhibits and Reports on Form 8-K

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits
--------
3.1   Articles of Incorporation, as amended (1)
3.2   By-Laws (1)

(1) Incorporated herein by this reference to the Company's Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on December 29, 1998.

Form 8-K Filings
----------------

February 8, 1999        Announcement of a change of State of Incorporation  from
                        Florida  to Nevada and a change in  corporate  name from
                        DataLink   Capital   Corporation   to  DCC   Acquisition
                        Corporation.

June 11, 1999           Announcement of the acquisition of all of the issued and
                        outstanding  common  shares of New Cinema  Partners Inc.
                        ("NCP") in  consideration  of and in exchange for common
                        stock  of  the  Company   issued  from   treasury   (the
                        "Acquisition     Transaction"),     which    transaction
                        constituted a change in control of the Company.

August 5, 1999          Announcement that the Acquisition Transaction filed on a
                        Current Report on Form 8-K on June 11, 1999and the filing of the Form 8-K Current Report in respect thereof were premature. The Acquisition Transaction has not been, and will not be, consummated.

January 10, 2000        Announcement of the  resignation of S. W. Hatfield,  CPA
                        as the Company's independent certified public accounting firm

April 12, 2001          Announcement  of  the  premature   announcement  of  the
                        acquisition  of  ProHealth  Laboratories,  Inc.  and STL
                        Group, Inc. and the acceptance of reappointment as the Company's independent certified public accounting firm by S. W. Hatfield, CPA.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                    ProHealth Laboratories, Inc.

Dated: April 30, 2001                             By:     /s/ Glenn A. Little
       --------------                                ---------------------------

                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: April 30, 2001                             By:     /s/ Glenn A. Little
       --------------                                ---------------------------

                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Executive Officer


Dated: April 30, 2001                               By:   /s/ Matthew Blair
       --------------                                  -------------------------

                                                                   Matthew Blair
                                                                        Director

                                    PROHEALTH
                               LABORATORIES, INC.
                        (formerly DCC Acquisition Corp.)

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1999 and 1998





                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                                    Contents

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Financial Statements

   Balance Sheets
     as of December 31, 1999 and1998                                         F-4

   Statements of Operations
     for the years ended December 31, 1999 and 1998                          F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 1999 and 1998                          F-6

   Statements of Cash Flows
     for the years ended December 31, 1999 and 1998                          F-7

   Notes to Financial Statements                                             F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
ProHealth Laboratories, Inc.
   (formerly DCC Acquisition Corp.)

We have audited the accompanying balance sheets of ProHealth Laboratories, Inc. (a Nevada corporation) as of December 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProHealth Laboratories, Inc. as of December 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles.

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



                                                      S. W. HATFIELD, CPA
Dallas, Texas
April 20, 2001


                      Use our past to assist your future sm
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3


                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)
                                 Balance Sheets
                           December 31, 1999 and 1998


                                                               1999         1998
                                                             ---------    ---------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                  $    --      $    --
                                                             ---------    ---------

   Total current assets                                           --           --
                                                             ---------    ---------

Total Assets                                                 $    --      $    --
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                                $     963    $   2,231
     Due to shareholder                                           --          3,000
                                                             ---------    ---------

     Total current liabilities                                     963        5,231
                                                             ---------    ---------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     145,640 shares issued and
     outstanding,  respectively                                     15           15
   Additional paid-in capital                                  805,782      798,160
   Accumulated deficit                                        (806,760)    (803,406)
                                                             ---------    ---------

   Total Shareholders' Equity (Deficit)                           (963)      (5,231)
                                                             ---------    ---------

   Total Liabilities and Shareholders' Equity                $    --      $    --
                                                             =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 1999 and 1998


                                             1999         1998
                                           ---------    ---------

Revenues                                   $    --      $    --
                                           ---------    ---------

Expenses
   General and administrative expenses         3,354        1,582
                                           ---------    ---------

     Total operating expenses                  3,354        1,582
                                           ---------    ---------

Income (Loss) from continuing operations
   before provision for income taxes          (3,354)      (1,582)

Provision for income taxes                      --           --
                                           ---------    ---------

Net Income (Loss)                             (3,354)      (1,582)

Other Comprehensive Income                      --           --
                                           ---------    ---------

Comprehensive Income (Loss)                $  (3,354)   $  (1,582)
                                           =========    =========


Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                 $   (0.02)   $   (0.01)
                                           =========    =========

Weighted-average number of shares
   outstanding - basic and fully diluted     145,640      145,640
                                           =========    =========




The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 1999 and 1998


                                         Common Stock          Additional
                                   ------------------------      paid-in    Accumulated
                                     Shares        Amount        capital      deficit        Total
                                   ----------    ----------    ----------   ----------    ----------
Balances at January 1, 1998         1,456,097    $      146    $  798,029   $ (801,824)   $   (3,649)

Effect of November 1, 1999
   1 for 10 reverse stock split,
   including rounding              (1,310,457)         (131)          131         --            --
                                   ----------    ----------    ----------   ----------    ----------

Balances at January 1, 1998,
   as restated                        145,640            15       798,160     (801,824)       (3,649)

Net loss for the year                    --            --            --         (1,582)       (1,582)
                                   ----------    ----------    ----------   ----------    ----------

Balances at December 31, 1998         145,640            15       798,160     (803,406)       (5,231)

Advances from shareholder
   contributed as additional
   paid-in capital                       --            --           3,000         --           3,000

Capital contributed to
   support operations                    --            --           4,622         --           4,622

Net loss for the year                    --            --            --         (3,354)       (3,354)
                                   ----------    ----------    ----------   ----------    ----------

Balances at December 31, 1999         145,640    $       15    $  805,782   $ (806,760)   $     (963)
                                   ==========    ==========    ==========   ==========    ==========




The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)
                            Statements of Cash Flows
                     Years ended December 31, 1999 and 1998


                                                            1999       1998
                                                            -------    -------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $(3,354)   $(1,582)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                            (1,268)    (1,418)
                                                            -------    -------

Net cash used in operating activities                        (4,622)    (3,000)
                                                            -------    -------


Cash Flows from Investing Activities                           --         --
                                                            -------    -------


Cash Flows from Financing Activities
   Cash advanced by shareholder                               4,622      3,000
                                                            -------    -------

Net cash provided by financing activities                     4,622      3,000
                                                            -------    -------

Increase (Decrease) in Cash                                    --         --

Cash at beginning of period                                    --         --
                                                            -------    -------

Cash at end of period                                       $  --      $  --
                                                            =======    =======

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $  --      $  --
                                                            =======    =======
     Income taxes paid for the year                         $  --      $  --
                                                            =======    =======



The accompanying notes are an integral part of these financial statements.
                                                                             F-7

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                          Notes to Financial Statements


Note A - Organization and Description of Business

ProHealth Laboratories, Inc. (Company) was originally incorporated on January 26, 1983 under the laws of the State of Florida as Datalink Systems, Inc. for the purpose of marketing electronic information processing systems to the medical and healthcare industries. As of December 31, 1986, the Company had closed this business operation.

The Company changed its corporate name to Datalink Capital Corporation in April 1987 and to Midland Capital Resources, Inc. in April 1991. Subsequent thereto, the Company forfeited its corporate charter in the State of Florida due to non-payment of various taxes and fees. In July 1997, the Company's corporate charter was reactivated with the State of Florida and changed its corporate name to Datalink Capital Corporation, effective September 24, 1997.

On December  29,  1998,  the Company  changed  its State of  Incorporation  from
Florida to Nevada by means of a merger with and into DCC Acquisition Corporation, a Nevada corporation formed solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation did not change the capital structure of the Company and effectively changed the corporate name to DCC Acquisition Corporation.

In November 1999, in anticipation of a business combination transaction, the Company experienced a change in control. As a result of the change in control and the anticipated business combination transaction, the Company changed its corporate name to ProHealth Laboratories, Inc. Subsequently, the anticipated business combination transaction did not occur.

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Through December 31, 1999, various Company shareholders have advanced approximately $7,622 through direct payments for operating expenses on behalf of the Company.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

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

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     At December 31, 1999, as a result of the November 1999 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $3,000. If this carryforward is not fully utilized, it will begin to expire in 2019. As of December 31, 1999 and 1998, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, respectively, the Company had no warrants and/or options outstanding.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 1999 and 1998, respectively, are as follows:

                                             December 31,    December 31,
                                                  1999            1999
                                             ------------    ------------
       Federal:
         Current                                $     -         $     -
         Deferred                                     -               -
                                                -------         -------
                                                      -               -
                                                -------         -------
       State:
         Current                                      -               -
         Deferred                                     -               -
                                                -------         -------
                                                      -               -
                                                -------         -------

         Total                                  $     -         $     -
                                                =======         =======

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note D - Income Taxes - Continued

As of December 31, 1999, as a result of the November 1999 change in control, the Company has a net operating loss carryforward of approximately $3,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended December 31, 1999 and 1998, respectively, are as follows:

                                                     December 31,  December 31,
                                                          1999          1998
                                                     ------------  ------------
Statutory rate applied to loss before income taxes   $     (1,140) $       (537)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -             -
     Other, including reserve for deferred tax asset        1,140           537
                                                     ------------  ------------

       Income tax expense                            $          -  $          -
                                                     ============  ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 1999 and 1998, respectively:

                                                     December 31,  December 31,
                                                          1999          1998
                                                     ------------  ------------
       Deferred tax assets
         Net operating loss carryforwards            $      1,033  $      1,131
         Less valuation allowance                          (1,033)       (1,131)
                                                     ------------  ------------

       Net Deferred Tax Asset                        $          -  $          -
                                                     ============  ============


Note E - Common Stock Transactions

On October 22, 1999, effective November 1, 1999, the Company's Board of Directors approved and enacted a 1:10 reverse split of its Common Stock, $0.0001 par value, with fractional shares rounded up to the nearest whole share. The accompanying financial statements reflect this action as of the first day of the first period presented.

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


                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note E - Common Stock Transactions - Continued

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

The effect of these cancellations has been reflected in the issued and outstanding common stock as of the first day of the first period presented.


Note F - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998, respectively.

                              Quarter ended  Quarter ended  Quarter ended  Quarter ended  Year ended
                                 March 31       June 30      September 30   December 31   December 31
                              -------------  -------------  -------------  -------------  -----------
1999
----
   Net revenues                 $      -       $      -       $      -       $      -       $      -
   Gross profit                        -              -              -              -              -
   Net loss from operations         (159)          (158)             -         (3,037)        (3,354)
   Basic and fully diluted
     earnings per share              nil            nil            nil            nil            nil
   Weighted-average
     number of shares
     outstanding                 145,640        145,640        145,640        145,640        145,640






                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note F - Selected Financial Data (Unaudited) - Continued

                              Quarter ended  Quarter ended  Quarter ended  Quarter ended  Year ended
                                 March 31       June 30      September 30   December 31   December 31
                              -------------  -------------  -------------  -------------  -----------
1998
----
   Net revenues                 $      -       $      -       $      -       $      -       $      -
   Gross profit                        -              -              -              -              -
   Net loss from operations            -              -              -         (1,582)        (1,582)
   Basic and fully diluted
     earnings per share              nil            nil            nil            nil            nil
   Weighted-average
     number of shares
     outstanding                 145,640        145,640        145,640        145,640        145,640

