Form 10QSB
period 2000-03-31
DCC ACQUISITION CORP
filed 2001-05-04
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 2-90519

                           ProHealth Laboratories, Inc
        (Exact name of small business issuer as specified in its charter)

          Nevada                                              59-2262718
--------------------------                           ---------------------------
 (State of incorporation)                              (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 70701-4556
                    (Address of principal executive offices)

                                 (915) 682-1761
                           (Issuer's telephone number)

                          DCC Acquisition Corporation
             1201 Chester Industrial Parkway, Avon, Ohio 44011-1081
             ------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 30, 2001: 152,247
                                          -----------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                          ProHealth Laboratories, Inc.

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         10


Part II - Other Information

  Item 1   Legal Proceedings                                                 11

  Item 2   Changes in Securities                                             11

  Item 3   Defaults Upon Senior Securities                                   11

  Item 4   Submission of Matters to a Vote of Security Holders               12

  Item 5   Other Information                                                 12

  Item 6   Exhibits and Reports on Form 8-K                                  12


Signatures                                                                   12

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
ProHealth Laboratories, Inc.

We have reviewed the accompanying balance sheets of ProHealth Laboratories, Inc. (a Nevada corporation) as of March 31, 2000 and 1999 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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


                                                       S. W. HATFIELD, CPA
Dallas, Texas
April 23, 2001




                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                          ProHealth Laboratories, Inc.
                                 Balance Sheets
                             March 31, 2000 and 1999

                                   (Unaudited)

                                                               2000         1999
                                                             ---------    ---------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                                  $    --      $    --
                                                             ---------    ---------

Total Assets                                                 $    --      $    --
                                                             =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $   1,185    $   2,390
                                                             ---------    ---------

     Total liabilities                                           1,185        2,390
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     145,640 shares issued and
     outstanding,  respectively                                     15           15
   Additional paid-in capital                                  805,782      801,160
   Accumulated deficit                                        (806,982)    (803,565)
                                                             ---------    ---------

   Total Shareholders' Equity (Deficit)                         (1,185)      (2,390)
                                                             ---------    ---------

   Total Liabilities and Shareholders' Equity                $    --      $    --
                                                             =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               4

                          ProHealth Laboratories, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                         Three months   Three months
                                             ended          ended
                                           March 31,      March 31,
                                             2000           1999
                                         ------------   ------------

Revenues                                   $    --        $    --
                                           ---------      ---------

Expenses
   General and administrative expenses           222            159
                                           ---------      ---------

Net Loss                                        (222)          (159)

Other Comprehensive Income                      --             --
                                           ---------      ---------

Comprehensive Income                       $    (222)     $    (159)
                                           ---------      ---------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                             nil            nil
                                           =========      =========

Weighted-average number of shares
   of common stock outstanding               145,640        145,640
                                           =========      =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               5


                          ProHealth Laboratories, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                            Three months Three months
                                                                ended        ended
                                                              March 31,    March 31,
                                                                2000         1999
                                                             ----------   ----------
Cash Flows from Operating Activities
   Net Loss                                                  $     (222)  $     (159)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                       222          159
                                                             ----------   ----------

Net cash used in operating activities                              --           --
                                                             ----------   ----------


Cash Flows from Investing Activities                               --           --
                                                             ----------   ----------


Cash Flows from Financing Activities                               --           --
                                                             ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                   --           --

Cash and cash equivalents at beginning of period                   --           --
                                                             ----------   ----------

Cash and cash equivalents at end of period                   $     --     $     --
                                                             ==========   ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --     $     --
                                                             ==========   ==========
   Income taxes paid (refunded)                              $     --     $     --
                                                             ==========   ==========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               6

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

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Through March 31, 2000, various Company shareholders have advanced approximately $7,500 through direct payments for operating expenses on behalf of the Company.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 1999. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 30, 2000.

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note A - Organization and Description of Business - Continued

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

2. Income Taxes
   ------------

   At March 31, 2000, as a result of the November 1999 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $3,200. If this carryforward is not fully utilized, it will begin to expire in 2019. As of March 31, 2000 and 1999, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

3. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999, respectively, the Company had no warrants and/or options outstanding.


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

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note D - Income Taxes

The components of income tax (benefit) expense for the three months ended March 31, 2000 and 1999, respectively, are as follows:
                                      March 31,   March 31,
                                        2000        1999
                                      ---------   ---------
         Federal:
            Current                   $       -   $       -
            Deferred                          -           -
                                      ---------   ---------
                                              -           -
                                      ---------   ---------
         State:
            Current                           -           -
            Deferred                          -           -
                                      ---------   ---------
                                              -           -
                                      ---------   ---------

            Total                     $       -   $       -
                                      =========   =========

As of March 31, 2000, as a result of the November 1999 change in control, the Company has a net operating loss carryforward of approximately $3,200 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended March 31, 2000 and 1999, respectively, are as follows:

                                                       March 31,   March 31,
                                                         2000        1999
                                                       ---------   ---------
Statutory rate applied to loss before income taxes     $     (75)  $     (54)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -           -
     Other, including reserve for deferred tax asset          75          54
                                                       ---------   ---------

       Income tax expense                              $       -   $       -
                                                       =========   =========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2000 and 1999, respectively:

                                                       March 31,   March 31,
                                                         2000        1999
                                                       ---------   ---------
       Deferred tax assets
         Net operating loss carryforwards              $   1,090   $       -
         Less valuation allowance                         (1,090)          -
                                                       ---------   ---------

       Net Deferred Tax Asset                          $       -   $       -
                                                       =========   =========

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





                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    Results of Operations, Liquidity and Capital Resources

Discussion of Financial Condition
---------------------------------

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. All expenses incurred during the quarter ended March 31, 2000 related to general operating costs necessary to maintain the corporate entity.

The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.

Plan of Business
----------------

General
-------

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


Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibits - None
       Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ProHealth Laboratories, Inc.


April   30  , 2001                                    /s/ Glenn A. Little.
      ------                                        ----------------------------
                                                                 Glenn A. Little
                                                          President and Director