Form 10QSB
period 2000-06-30
DCC ACQUISITION CORP
filed 2001-05-04
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 2-90519
                                                 -------

                           ProHealth Laboratories, Inc
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               59-2262718
--------------------------                            --------------------------
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


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 30, 2001: 152,247
                                          -----------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                          ProHealth Laboratories, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2000

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
ProHealth Laboratories, Inc.

We have reviewed the accompanying balance sheets of ProHealth Laboratories, Inc. (a Nevada corporation) as of June 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended June 30, 2000 and 1999 and statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                          ProHealth Laboratories, Inc.
                                 Balance Sheets
                             June 30, 2000 and 1999

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
                                                             =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $     944    $   2,548
                                                             ---------    ---------

     Total liabilities                                             944        2,548
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     145,640 shares issued and
     outstanding,  respectively                                     15           15
   Additional paid-in capital                                  806,182      801,160
   Accumulated deficit                                        (807,141)    (803,723)
                                                             ---------    ---------

   Total Shareholders' Equity (Deficit)                           (944)      (2,548)
                                                             ---------    ---------

   Total Liabilities and Shareholders' Equity                $    --      $    --
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


                          ProHealth Laboratories, Inc.
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                          Six months      Six months     Three months    Three months
                                            ended           ended           ended           ended
                                           June 30,        June 30,        June 30,        June 30,
                                              2000            1999            2000            1999
                                         ------------    ------------    ------------    ------------
Revenues                                 $       --      $       --      $       --      $       --
                                         ------------    ------------    ------------    ------------

Expenses
   General and administrative expenses            381             317             159             158
                                         ------------    ------------    ------------    ------------

Net Loss                                         (381)           (317)           (159)           (158)

Other Comprehensive Income                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Comprehensive Income                     $       (281)   $       (317)   $       (159)   $       (158)
                                         ------------    ------------    ------------    ------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                              nil             nil             nil             nil
                                         ============    ============    ============    ============

Weighted-average number of shares
   of common stock outstanding                145,640         145,640         145,640         145,640
                                         ============    ============    ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               5


                          ProHealth Laboratories, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                             Six months   Six months
                                                                ended        ended
                                                              June 30,     June 30,
                                                                2000         1999
                                                             ----------   ----------
Cash Flows from Operating Activities
   Net Loss                                                  $     (381)  $     (317)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                       381          317
                                                             ----------   ----------

Net cash used in operating activities                              --           --
                                                             ----------   ----------


Cash Flows from Investing Activities                               --           --
                                                             ----------   ----------


Cash Flows from Financing Activities                               --           --
                                                             ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                   --           --

Cash and cash equivalents at beginning of period                   --           --
                                                             ----------   ----------

Cash and cash equivalents at end of period                   $     --     $     --
                                                             ==========   ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --     $     --
                                                             ==========   ==========
   Income taxes paid (refunded)                              $     --     $     --
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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

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

2. Income Taxes
   ------------

   At June 30, 2000, as a result of the November 1999 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $3,400. If this carryforward is not fully utilized, it will begin to expire in 2019. As of June 30, 2000 and 1999, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

3. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, respectively, the Company had no warrants and/or options outstanding.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


                (Remainder of this page left blank intentionally)

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note D - Income Taxes

The components of income tax (benefit) expense for the three months ended June 30, 2000 and 1999, respectively, are as follows:
                                          June 30,          June 30,
                                           2000              1999
                                          --------          --------
         Federal:
            Current                       $      -          $      -
            Deferred                             -                 -
                                          --------          --------
                                                 -                 -
                                          --------          --------
         State:
            Current                              -                 -
            Deferred                             -                 -
                                          --------          --------
                                                 -                 -
                                          --------          --------

            Total                         $      -          $      -
                                          ========          ========

As of June 30, 2000, as a result of the November 1999 change in control, the Company has a net operating loss carryforward of approximately $3,400 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended June 30, 2000 and 1999, respectively, are as follows:

                                                         June 30,     June 30,
                                                          2000         1999
                                                         --------     --------
Statutory rate applied to loss before income taxes       $   (130)    $   (108)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -            -
     Other, including reserve for deferred tax asset          130          108
                                                         --------     --------

       Income tax expense                                $      -     $      -
                                                         ========     ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2000 and 1999, respectively:
                                                         June 30,     June 30,
                                                          2000         1999
                                                         --------     --------
       Deferred tax assets
         Net operating loss carryforwards                $  1,160     $      -
         Less valuation allowance                          (1,160)           -
                                                         --------     --------

       Net Deferred Tax Asset                            $      -     $      -
                                                         ========     ========

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

(2)    Results of Operations, Liquidity and Capital Resources

Discussion of Financial Condition
---------------------------------

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. All expenses incurred during the period ended June 30, 2000 related to general operating costs necessary to maintain the corporate entity.

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