Form 10QSB
period 2000-09-30
DCC ACQUISITION CORP
filed 2001-05-04
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

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


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 30, 2001: 152,247
                                          -----------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                          ProHealth Laboratories, Inc.

              Form 10-QSB for the Quarter ended September 30, 2000

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
ProHealth Laboratories, Inc.

We have reviewed the accompanying balance sheets of ProHealth Laboratories, Inc. (a Nevada corporation) as of September 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the nine and three months ended September 30, 2000 and 1999 and statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                          ProHealth Laboratories, Inc.
                                 Balance Sheets
                           September 30, 2000 and 1999

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
                                                             =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $   1,283    $   2,548
                                                             ---------    ---------

     Total liabilities                                           1,283        2,548
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     152,247 and 145,640 shares issued
     and outstanding,  respectively                                 15           15
   Additional paid-in capital                                  811,182      801,160
   Accumulated deficit                                        (807,480)    (803,723)
                                                             ---------    ---------

   Total Shareholders' Equity (Deficit)                         (1,283)      (2,548)
                                                             ---------    ---------

   Total Liabilities and Shareholders' Equity                $    --      $    --
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


                          ProHealth Laboratories, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                          Nine months      Nine months      Three months     Three months
                                             ended            ended            ended            ended
                                         September 30,    September 30,    September 30,    September 30,
                                               2000             1999             2000             1999
                                         -------------    -------------    -------------    -------------
Revenues                                 $        --      $        --      $        --      $        --
                                         -------------    -------------    -------------    -------------

Expenses
   General and administrative expenses           5,561              317            5,180             --
                                         -------------    -------------    -------------    -------------

Net Loss                                        (5,561)            (317)          (5,180)            --

Other Comprehensive Income                        --               --               --               --
                                         -------------    -------------    -------------    -------------

Comprehensive Income                     $      (5,561)   $        (317)   $      (5,180)   $        --
                                         -------------    -------------    -------------    -------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                     $       (0.04)             nil    $       (0.03)             nil
                                         =============    =============    =============    =============

Weighted-average number of shares
   of common stock outstanding                 147,376          145,640          150,811          145,640
                                         =============    =============    =============    =============




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.
                                                                               5


                          ProHealth Laboratories, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                               Nine months     Nine months
                                                                  ended           ended
                                                              September 30,   September 30,
                                                                    2000            1999
                                                              -------------   -------------
Cash Flows from Operating Activities
   Net Loss                                                      $(5,561)        $  (317)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Common stock issued for payment of consulting fees        5,000            --
         Increase in Accounts payable - trade                        561             317
                                                                 -------         -------

Net cash used in operating activities                               --              --
                                                                 -------         -------


Cash Flows from Investing Activities                                --              --
                                                                 -------         -------


Cash Flows from Financing Activities                                --              --
                                                                 -------         -------


Increase (Decrease) in Cash and Cash Equivalents                    --              --

Cash and cash equivalents at beginning of period                    --              --
                                                                 -------         -------

Cash and cash equivalents at end of period                       $  --           $  --
                                                                 =======         =======

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                               $  --           $  --
                                                                 =======         =======
   Income taxes paid (refunded)                                  $  --           $  --
                                                                 =======         =======



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

2. Income Taxes
   ------------

   At September 30, 2000, as a result of the November 1999 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $3,600. If this carryforward is not fully utilized, it will begin to expire in 2019. As of September 30, 2000 and 1999, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

3. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, respectively, the Company had no warrants and/or options outstanding.


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


                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note D - Income Taxes

The  components  of income tax  (benefit)  expense  for the three  months  ended
September 30, 2000 and 1999, respectively, are as follows:
                                            September 30,     September 30,
                                                2000              1999
                                            -------------     -------------
         Federal:
            Current                            $     -           $     -
            Deferred                                 -                 -
                                               -------           -------
                                                     -                 -
                                               -------           -------
         State:
            Current                                  -                 -
            Deferred                                 -                 -
                                               -------           -------
                                                     -                 -
                                               -------           -------

            Total                              $     -           $     -
                                               =======           =======

As of September 30, 2000, as a result of the November 1999 change in control, the Company has a net operating loss carryforward of approximately $3,600 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal
Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended September 30, 2000 and 1999, respectively, are as follows:

                                                       September 30,  September 30,
                                                             2000           1999
                                                       -------------  -------------
Statutory rate applied to loss before income taxes        $ (191)        $ (108)
Increase (decrease) in income taxes resulting from:
     State income taxes                                     --             --
     Other, including reserve for deferred tax asset         191            108
                                                          ------         ------

       Income tax expense                                 $ --           $ --
                                                          ======         ======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2000 and 1999, respectively:
                                                       September 30,  September 30,
                                                             2000           1999
                                                       -------------  -------------
       Deferred tax assets
         Net operating loss carryforwards                 $1,225         $    -
         Less valuation allowance                         (1,225)             -
                                                          ------         ------

       Net Deferred Tax Asset                             $    -         $    -
                                                          ======         ======


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

On July 21, 2000, the Company issued an aggregate 6,607 shares of restricted, unregistered common stock in payment of consulting fees. This transaction was valued at approximately $5,000, which approximates the "fair value" of both the common stock issued, based on the closing price of the last trade date preceding the issue date, and the estimated value of the services rendered to the Company.



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

(2)    Results of Operations, Liquidity and Capital Resources

Discussion of Financial Condition
---------------------------------

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. All expenses incurred during the period ended September 30, 2000 related to general operating costs necessary to maintain the corporate entity.

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