Form 10KSB
period 2000-12-31
DCC ACQUISITION CORP
filed 2001-05-04
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

    XX          ANNUAL  REPORT  UNDER  SECTION  13 OR  15(d) OF  THE  SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the annual period ended December 31, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d)  OF  THE  SECURITIES
-----------     EXCHANGE ACT OF 1934

                      For the transition period from ____________to ____________


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


      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock $0.0001 par value

Check whether the issuer has (1) filed all reports required to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2000 were $0.

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

As of April 30, 2001, there were approximately 400 holders on record of the Company's common stock holding a total of 152,247 shares.

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



                (Remainder of this page left blank intentionally)

Item 6 - Management's Discussion and Analysis of Financial Condition, Results of Operations and Plan of Operation

Results of Operations
---------------------

Years Ended December 31, 2000 and 1999
--------------------------------------

The Company had no revenue for the years ended December 31, 2000 and 1999.

General and  administrative  expenses for the years ended  December 31, 2000 and
1999 were approximately $5,720 and $3,350, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger. The Company realized a net loss of approximately $5,720 and $3,350 for the years ended December 31, 2000 and 1999, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until such time that the Company's operating subsidiary begins meaningful operations.

Liquidity and Capital Resources
-------------------------------

At December 31, 2000, and for all periods subsequent thereto, the Company had working capital of $-0-.

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

Item 10 - Executive Compensation

There was no compensation paid during either of the years ended December 31, 2000 and 1999

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

Exhibits
3.1   Articles of Incorporation, as amended (1)
3.2   By-Laws (1)

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

                                                    ProHealth Laboratories, Inc.

Dated: April 30, 2001                               By:      /s/ Glenn A. Little
       --------------                                  -------------------------

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

Dated: April 30, 2001                               By:     /s/ Glenn A. Little
       --------------                                  -------------------------

                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Executive Officer


Dated: April 30, 2001                                 By:     /s/ Matthew Blair
       --------------                                    -----------------------

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

                           December 31, 2000 and 1999





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

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                                    Contents

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Financial Statements

   Balance Sheets
     as of December 31, 2000 and 1999                                        F-4

   Statements of Operations
     for the years ended December 31, 2000 and 1999                          F-5

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2000 and 1999                          F-6

   Statements of Cash Flows
     for the years ended December 31, 2000 and 1999                          F-7

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



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
ProHealth Laboratories, Inc.
   (formerly DCC Acquisition Corp.)

We have audited the accompanying balance sheets of ProHealth Laboratories, Inc. (a Nevada corporation) as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProHealth Laboratories, Inc. as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3


                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)
                                 Balance Sheets
                           December 31, 2000 and 1999


                                                               2000         1999
                                                             ---------    ---------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                  $    --      $    --
                                                             ---------    ---------

   Total current assets                                           --           --
                                                             ---------    ---------

Total Assets                                                 $    --      $    --
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                                $   1,283    $     963
                                                             ---------    ---------

     Total current liabilities                                   1,283          963
                                                             ---------    ---------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     152,247 and 145,640 shares
     issued and outstanding, respectively                           15           15
   Additional paid-in capital                                  811,182      805,782
   Accumulated deficit                                        (812,480)    (806,760)
                                                             ---------    ---------

   Total Shareholders' Equity (Deficit)                         (1,283)        (963)
                                                             ---------    ---------

   Total Liabilities and Shareholders' Equity                $    --      $    --
                                                             =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 2000 and 1999


                                                   2000         1999
                                                 ---------    ----------

Revenues                                         $    --      $    --
                                                 ---------    ---------

Expenses
   General and administrative expenses               5,720        3,354
                                                 ---------    ---------

     Total operating expenses                        5,720        3,354
                                                 ---------    ---------

Income (Loss) from continuing operations
   before provision for income taxes                (5,720)      (3,354)

Provision for income taxes                            --           --
                                                 ---------    ---------

Net Income (Loss)                                   (5,720)      (3,354)

Other Comprehensive Income                            --           --
                                                 ---------    ---------

Comprehensive Income (Loss)                      $  (5,720)   $  (3,354)
                                                 =========    =========


Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                       $   (0.04)   $   (0.02)
                                                 =========    =========

Weighted-average number of shares
   outstanding - basic and fully diluted           147,376      145,640
                                                 =========    =========




The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2000 and 1999



                                         Common Stock          Additional
                                         ------------            paid-in    Accumulated
                                     Shares        Amount        capital      deficit        Total
                                   ----------    ----------    ----------   ----------    ----------
Balances at January 1, 1999         1,456,097    $      146    $  798,029   $ (803,406)   $   (5,231)

Effect of November 1, 1999
   1 for 10 reverse stock split,
   including rounding              (1,310,457)         (131)          131         --            --
                                   ----------    ----------    ----------   ----------    ----------

Balances at January 1, 1999,
   as restated                        145,640            15       798,160     (803,406)       (5,231)

Advances from shareholder
   contributed as additional
   paid-in capital                       --            --           3,000         --           3,000

Capital contributed to
   support operations                    --            --           4,622         --           4,622

Net loss for the year                    --            --            --         (3,354)       (3,354)
                                   ----------    ----------    ----------   ----------    ----------

Balances at December 31, 1999         145,640            15       805,782     (806,760)         (963)

Common stock issued for
   payment of consulting fees           6,607          --           5,000         --           5,000

Capital contributed to
   support operations                    --            --             400         --             400

Net loss for the year                    --            --            --         (5,720)       (5,720)
                                   ----------    ----------    ----------   ----------    ----------

Balances at December 31, 2000         145,640    $       15    $  811,182   $ (812,480)   $   (1,283)
                                   ==========    ==========    ==========   ==========    ==========




The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)
                            Statements of Cash Flows
                     Years ended December 31, 2000 and 1999


                                                            2000       1999
                                                            -------    -------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $(5,720)   $(3,354)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Common stock issued for consulting fees                5,000       --
       Increase (Decrease) in
         Accounts payable - trade                               320     (1,268)
                                                            -------    -------

Net cash used in operating activities                          (400)    (4,622)
                                                            -------    -------


Cash Flows from Investing Activities                           --         --
                                                            -------    -------


Cash Flows from Financing Activities
   Cash advanced by shareholder                                 400      4,622
                                                            -------    -------

Net cash provided by financing activities                       400      4,622
                                                            -------    -------

Increase (Decrease) in Cash                                    --         --

Cash at beginning of period                                    --         --
                                                            -------    -------

Cash at end of period                                       $  --      $  --
                                                            =======    =======

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $  --      $  --
                                                            =======    =======
     Income taxes paid for the year                         $  --      $  --
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

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Through December 31, 2000, various Company shareholders have advanced approximately $8,000 through direct payments for operating expenses on behalf of the Company.

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

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     At December 31, 2000, as a result of the November 1999 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $3,400. If this carryforward is not fully utilized, it will begin to expire in 2019. As of December 31, 2000 and 1999, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, respectively, the Company had no warrants and/or options outstanding.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Income Taxes

The components of income tax (benefit) expense for the years ended December 31, 2000 and 1999, respectively, are as follows:
                                               December 31,   December 31,
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
                                                  =======        =======

                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note D - Income Taxes - Continued

As of December 31, 2000, as a result of the November 1999 change in control, the Company has a net operating loss carryforward of approximately $3,400 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the years ended December 31, 2000 and 1999, respectively, are as follows:

                                                     December 31,   December 31,
                                                          2000           1999
                                                     ------------   ------------
Statutory rate applied to loss before income taxes     $  (245)       $(1,140)
Increase (decrease) in income taxes resulting from:
     State income taxes                                      -              -
     Other, including reserve for deferred tax asset       245          1,140
                                                       -------        -------

       Income tax expense                              $     -        $     -
                                                       =======        =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2000 and 1999, respectively:

                                                     December 31,   December 31,
                                                          2000           1999
                                                     ------------   ------------
       Deferred tax assets
         Net operating loss carryforwards              $ 1,150        $ 1,033
         Less valuation allowance                       (1,150)        (1,033)
                                                       -------        -------

       Net Deferred Tax Asset                          $     -        $     -
                                                       =======        =======


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


                          ProHealth Laboratories, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note F - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively.

                              Quarter ended  Quarter ended  Quarter ended  Quarter ended   Year ended
                                March 31        June 30      September 30   December 31    December 31
                              -------------  -------------  -------------  -------------  -------------
2000
----
   Net revenues                 $    --        $    --        $    --        $    --        $    --
   Gross profit                      --             --             --             --             --
   Net loss from operations          (222)          (159)        (5,180)          (159)        (5,720)
   Basic and fully diluted
     earnings per share               nil            nil            nil            nil            nil
   Weighted-average
     number of shares
     outstanding                  145,640        145,640        150,811        152,247        147,376

1999
----
   Net revenues                 $    --        $    --        $    --        $    --        $    --
   Gross profit                      --             --             --             --             --
   Net loss from operations          (159)          (158)          --           (3,037)        (3,354)
   Basic and fully diluted
     earnings per share               nil            nil            nil            nil            nil
   Weighted-average
     number of shares
     outstanding                  145,640        145,640        145,640        145,640        145,640
