Form 10KSB
period 1999-12-31
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2001-05-30
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

    XX        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----------    ACT OF 1934
                      For the annual period ended December 31, 1999

              TRANSITION  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934
                      For the transition period from ___________ to ____________

--------------------------------------------------------------------------------


                         Commission File Number: 2-90519
                                                 -------

                      ProHealth Medical Technologies, Inc.
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

          DCC Acquisition Corporation, 1201 Chester Industrial Parkway
                              Avon, Ohio 44011-1081
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of May 25, 2001, the aggregate market value of the Company's common Stock held by non-affiliates was: $-0-

As of May 25, 2001, there were 145,640 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---
                                                                               1

                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
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

On August 15, 1999, the Company filed a Current Report on Form 8-K reporting that the June 8, 1999 Form 8-K announcement of the Acquisition Transaction and the filing of the June 8, 1999 Form 8-K Current Report in respect thereof was premature. The Acquisition Transaction had not been, and will not be, consummated. The Board of Directors of the Company did not approve, authorize or ratify the Acquisition Transaction. Due to mis-communication between representatives of NCP and its shareholders and the agent for the Company, NCP and its shareholders were of the view that all requisite approvals and authorizations in respect of the Acquisition Transaction had been obtained and all other conditions precedent to the completion of the Acquisition Transaction satisfied and, accordingly, the June 8, 1999 Current Report on Form 8-K was filed in accordance with applicable law.

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


Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fiscal years ended December 31, 1999 or 1998, respectively.


PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information
------------------

The Company's common stock is not listed for trading on any electronic board or other exchange.

As of May 25, 2000, there were approximately 400 holders on record of the Company's common stock holding a total of 145,640 shares.

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


PART III

Item 9 - Directors,   Executive   Officers,  Promoters   and   Control  Persons;
Compliance with Section 16(A) of The Securities Exchange Act of 1934

Directors and Officers
----------------------

The following table sets forth the names, ages, and positions with the Company for the sole director and officer of the Company.

      Name                      Age                   Position Held and Tenure
      ----                      ---                   ------------------------

Glenn Little                     48                      President, Director
Matthew Blair                    43                Secretary, Treasurer Director

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


Item 11 - Security Ownership of Management, Certain Beneficial Owners and Management

The following table sets forth as of May 25, 2001, the number and percentage of the 145,640 outstanding shares of common stock that were beneficially owned by
(i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                       Common Shares       Percent of Class (1)
----------------                       -------------       --------------------

Glenn A. Little                        73,186              50.25%
211 W. Wall Street
Midland TX 79701

Matthew Blair                          0                   0.00%
201 W. Wall Street
Midland TX 79701

All officers and directors as a        73,186             .25%
Group (2 persons)

(1)  Based on 145,640 shares outstanding as of May 25, 2001.


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

Exhibits
--------

3.1   Articles of Incorporation, as amended (1)
3.2   By-Laws (1)

(5) Incorporated herein by this reference to the Company's Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on December 29, 1998.

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

                                            ProHealth Medical Technologies, Inc.

Dated: May 25, 2001                            By:      /s/ Glenn A. Little
       ------------                               ------------------------------

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

Dated: May 25, 2001                            By:      /s/ Glenn A. Little
       ------------                               ------------------------------

                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Executive Officer


Dated: May 25, 2001                            By:      /s/ Matthew Blair
       ------------                               ------------------------------

                                                                   Matthew Blair
                                                                        Director

                                PROHEALTH MEDICAL
                               TECHNOLOGIES, INC.
                        (formerly DCC Acquisition Corp.)

                              Financial Statements
                                       and
                                Auditor's Report

                           December 31, 1999 and 1998





                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

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



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
ProHealth Medical Technologies, Inc.
   (formerly DCC Acquisition Corp.)

We have audited the accompanying balance sheets of ProHealth Medical Technologies, Inc. (a Nevada corporation) as of December 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProHealth Medical Technologies, Inc. as of December 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles.

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


                      ProHealth Medical Technologies, Inc.
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

                      ProHealth Medical Technologies, Inc.
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
                                                =========    =========




The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 1999 and 1998


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

                      ProHealth Medical Technologies, Inc.
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
                                                            =======    =======



The accompanying notes are an integral part of these financial statements.
                                                                             F-7

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

                          Notes to Financial Statements


Note A - Organization and Description of Business

ProHealth Medical Technologies, Inc. (Company) was originally incorporated on January 26, 1983 under the laws of the State of Florida as Datalink Systems, Inc. for the purpose of marketing electronic information processing systems to the medical and healthcare industries. As of December 31, 1986, the Company had closed this business operation.

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

In November 1999, in anticipation of a business combination transaction, the Company experienced a change in control. As a result of the change in control and the anticipated business combination transaction, the Company changed its corporate name to ProHealth Medical Technologies, Inc. Subsequently, the anticipated business combination transaction did not occur.

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

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

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
                                            =======        =======

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

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

The Company's income tax expense for the years ended December 31, 1999 and 1998, respectively, are as follows:

                                                      December 31,  December 31,
                                                         1999          1998
                                                      ------------  ------------
Statutory rate applied to loss before income taxes       $(1,140)      $  (537)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -             -
     Other, including reserve for deferred tax asset       1,140           537
                                                         -------       -------

       Income tax expense                                $     -       $     -
                                                         =======       =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 1999 and 1998, respectively:

                                                      December 31,  December 31,
                                                         1999          1998
                                                      ------------  ------------
       Deferred tax assets
         Net operating loss carryforwards                $ 1,033       $ 1,131
         Less valuation allowance                         (1,033)       (1,131)
                                                         -------       -------

       Net Deferred Tax Asset                            $     -       $     -
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

On August 10, 1998, the Company canceled 500,000 shares of its issued and outstanding common stock. All of these shares had been issued illegally in years prior to 1996 by former management, inasmuch as no corporate authorization of the issuances existed and no monetary consideration was received by the Company for the shares. The shares had previously been accounted for as a nonmonetary transaction for services valued at an amount equal to the par value of the shares issued, or approximately $50.


                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

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






                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note F - Selected Financial Data (Unaudited) - Continued

                            Quarter ended  Quarter ended  Quarter ended  Quarter ended   Year ended
                               March 31       June 30      September 30   December 31   December 31
                            -------------  -------------  -------------  -------------  -----------
1998
   Net revenues               $       -      $       -      $       -      $       -      $       -
   Gross profit                       -              -              -              -              -
   Net loss from operations           -              -              -         (1,582)        (1,582)
   Basic and fully diluted
     earnings per share             nil            nil            nil            nil            nil
   Weighted-average
     number of shares
     outstanding                145,640        145,640        145,640        145,640        145,640
