Form 10QSB
period 2000-03-31
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2001-05-30
CIK 744452

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


                         Commission File Number: 2-90519

                       ProHealth Medical Technologies, Inc
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               59-2262718
--------------------------                             -------------------------
 (State of incorporation)                               (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 70701-4556
                    (Address of principal executive offices)

                                 (915) 682-1761
                           (Issuer's telephone number)

          DCC Acquisition Corporation, 1201 Chester Industrial Parkway,
                              Avon, Ohio 44011-1081
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 25, 2001: 145,640
                                          ---------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                      ProHealth Medical Technologies, Inc.

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
ProHealth Medical Technologies, Inc.

We have reviewed the accompanying balance sheets of ProHealth Medical Technologies, Inc. (a Nevada corporation) as of March 31, 2000 and 1999 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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


                      ProHealth Medical Technologies, Inc.
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

                      ProHealth Medical Technologies, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2000 and 1999

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


                      ProHealth Medical Technologies, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2000 and 1999

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

The Company's income tax expense for the years ended March 31, 2000 and 1999, respectively, are as follows:

                                                         March 31,   March 31,
                                                           2000         1999
                                                         ---------   ---------
Statutory rate applied to loss before income taxes        $   (75)    $   (54)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -           -
     Other, including reserve for deferred tax asset           75          54
                                                          -------     -------

       Income tax expense                                 $     -     $     -
                                                          =======     =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2000 and 1999, respectively:

                                                         March 31,   March 31,
                                                           2000         1999
                                                         ---------   ---------
       Deferred tax assets
         Net operating loss carryforwards                 $ 1,090     $     -
         Less valuation allowance                          (1,090)          -
                                                          -------     -------

       Net Deferred Tax Asset                             $     -     $     -
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

                                            ProHealth Medical Technologies, Inc.


May   25  , 2001                                      /s/ Glenn A. Little.
    ------                                      --------------------------------
                                                                 Glenn A. Little
                                                          President and Director