Form 10QSB
period 2000-06-30
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2001-05-30
CIK 744452

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

          DCC Acquisition Corporation, 1201 Chester Industrial Parkway,
                              Avon, Ohio 44011-1081
          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Through June 30, 2000, various Company shareholders have advanced approximately $7,500 through direct payments for operating expenses on behalf of the Company.

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

The Company's income tax expense for the years ended June 30, 2000 and 1999, respectively, are as follows:

                                                          June 30,   June 30,
                                                            2000       1999
                                                          --------   --------
Statutory rate applied to loss before income taxes         $  (130)   $  (108)
Increase (decrease) in income taxes resulting from:
     State income taxes                                          -          -
     Other, including reserve for deferred tax asset           130        108
                                                           -------    -------

       Income tax expense                                  $     -    $     -
                                                           =======    =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2000 and 1999, respectively:
                                                          June 30,   June 30,
                                                            2000       1999
                                                          --------   --------
       Deferred tax assets
         Net operating loss carryforwards                  $ 1,160    $     -
         Less valuation allowance                           (1,160)         -
                                                           -------    -------

       Net Deferred Tax Asset                              $     -    $     -
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