Form 10QSB
period 2000-09-30
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2001-05-30
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------       OF 1934

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
                                                             =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $   1,124    $   2,548
                                                             ---------    ---------

     Total liabilities                                           1,124        2,548
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     145,640 shares issued and outstanding,  respectively           15           15
   Additional paid-in capital                                  806,182      801,160
   Accumulated deficit                                        (807,321)    (803,723)
                                                             ---------    ---------

   Total Shareholders' Equity (Deficit)                         (1,124)      (2,548)
                                                             ---------    ---------

   Total Liabilities and Shareholders' Equity                $    --      $    --
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


                      ProHealth Medical Technologies, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                          Nine months     Nine months    Three months    Three months
                                             ended           ended           ended           ended
                                         September 30,   September 30,   September 30,   September 30,
                                              2000            1999            2000            1999
                                         ------------    ------------    ------------    ------------
Revenues                                 $       --      $       --      $       --      $       --
                                         ------------    ------------    ------------    ------------

Expenses
   General and administrative expenses            561             317             180            --
                                         ------------    ------------    ------------    ------------

Net Loss                                         (561)           (317)           (180)           --

Other Comprehensive Income                       --              --              --              --
                                         ------------    ------------    ------------    ------------

Comprehensive Income                     $       (561)   $       (317)   $       (180)   $       --
                                         ------------    ------------    ------------    ------------

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


                      ProHealth Medical Technologies, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                              Nine months     Nine months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                   2000            1999
                                                             -------------   -------------
Cash Flows from Operating Activities
   Net Loss                                                  $        (561)  $        (317)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                          561             317
                                                             -------------   -------------

Net cash used in operating activities                                 --              --
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities                                  --              --
                                                             -------------   -------------


Increase (Decrease) in Cash and Cash Equivalents                      --              --

Cash and cash equivalents at beginning of period                      --              --
                                                             -------------   -------------

Cash and cash equivalents at end of period                   $        --     $        --
                                                             =============   =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Through September 30, 2000, various Company shareholders have advanced approximately $7,500 through direct payments for operating expenses on behalf of the Company.

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

The  Company's  income tax expense for the years  ended  September  30, 2000 and
1999, respectively, are as follows:
                                                      September 30,   September 30,
                                                          2000            1999
                                                      -------------   -------------
Statutory rate applied to loss before income taxes       $  (191)        $  (108)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -               -
     Other, including reserve for deferred tax asset         191             108
                                                         -------         -------

       Income tax expense                                $     -         $     -
                                                         =======         =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2000 and 1999, respectively:
                                                      September 30,   September 30,
                                                          2000            1999
                                                      -------------   -------------
       Deferred tax assets
         Net operating loss carryforwards                $ 1,225         $     -
         Less valuation allowance                         (1,225)              -
                                                         -------         -------

       Net Deferred Tax Asset                            $     -         $     -
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

                                            ProHealth Medical Technologies, Inc.


May   25  , 2001                                      /s/ Glenn A. Little.
    ------                                    ----------------------------------
                                                                 Glenn A. Little
                                                          President and Director