Form 10KSB
period 2000-12-31
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2001-05-30
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

    XX        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----------    ACT OF 1934
                      For the annual period ended December 31, 2000

              TRANSITION  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934
                      For the transition period from ___________ to ___________


--------------------------------------------------------------------------------


                         Commission File Number: 2-90519
                                     -------

                      ProHealth Medical Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                             59-2262718
--------------------------                          ----------------------------
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


Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fiscal years ended December 31, 2000 or 1999, respectively.


PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information
------------------

The Company's common stock is not listed for trading on any electronic board or other exchange.

As of May 25, 2001, there were approximately 400 holders on record of the Company's common stock holding a total of 145,640 shares.

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

General and  administrative  expenses for the years ended  December 31, 2000 and
1999 were approximately $720 and $3,350, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger. The Company realized a net loss of approximately $720 and $3,350 for the years ended December 31, 2000 and 1999, respectively.

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


Item 11 - Security Ownership of Management, Certain Beneficial Owners and Management

The following table sets forth as of April 30, 2001, the number and percentage of the 145,640 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer,
(iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                      Common Shares       Percent of Class (1)
----------------                      -------------       --------------------

Glenn A. Little                       73,186              50.25%
211 W. Wall Street
Midland TX 79701

Matthew Blair                         0                   0.00%
201 W. Wall Street
Midland TX 79701

All officers and directors as a       73,186              50.25%
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

                                            ProHealth Medical Technologies, Inc.

Dated: May 25, 2001                              By:      /s/ Glenn A. Little
       ------------                                 ----------------------------

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

Dated: May 25, 2001                              By:      /s/ Glenn A. Little
       ------------                                 ----------------------------

                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Executive Officer


Dated: May 25, 2001                              By:      /s/ Matthew Blair
       ------------                                 ----------------------------

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
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                                $   1,283    $     963
                                                             ---------    ---------

     Total current liabilities                                   1,283          963
                                                             ---------    ---------


Commitments and contingencies


Shareholders' equity (deficit)
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     145,640 shares issued and outstanding, respectively            15           15
   Additional paid-in capital                                  806,182      805,782
   Accumulated deficit                                        (807,480)    (806,760)
                                                             ---------    ---------

   Total Shareholders' Equity (Deficit)                         (1,283)        (963)
                                                             ---------    ---------

   Total Liabilities and Shareholders' Equity                $    --      $    --
                                                             =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 2000 and 1999


                                                2000         1999
                                              ---------    ---------

Revenues                                      $    --      $    --
                                              ---------    ---------

Expenses
   General and administrative expenses              720        3,354
                                              ---------    ---------

     Total operating expenses                       720        3,354
                                              ---------    ---------

Income (Loss) from continuing operations
   before provision for income taxes               (720)      (3,354)

Provision for income taxes                         --           --
                                              ---------    ---------

Net Income (Loss)                                  (720)      (3,354)

Other Comprehensive Income                         --           --
                                              ---------    ---------

Comprehensive Income (Loss)                   $    (720)   $  (3,354)
                                              =========    =========


Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                    $   (0.01)   $   (0.02)
                                              =========    =========

Weighted-average number of shares
   outstanding - basic and fully diluted        145,640      145,640
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


                                                               Additional
                                         Common Stock            paid-in    Accumulated
                                     Shares        Amount        capital      deficit       Total
                                   ----------    ----------    ----------   ----------    ----------
Balances at January 1, 1999         1,456,097    $      146    $  798,029   $ (803,406)   $   (5,231)

Effect of November 1, 1999
   1 for 10 reverse stock split,
   including rounding              (1,310,457)         (131)          131         --            --
                                   ----------    ----------    ----------   ----------    ----------

Balances at January 1, 1999,
   as restated                        145,640            15       798,160     (803,406)       (5,231)

Advances from shareholder
   contributed as additional
   paid-in capital                       --            --           3,000         --           3,000

Capital contributed to
   support operations                    --            --           4,622         --           4,622

Net loss for the year                    --            --            --         (3,354)       (3,354)
                                   ----------    ----------    ----------   ----------    ----------

Balances at December 31, 1999         145,640            15       805,782     (806,760)         (963)

Capital contributed to
   support operations                    --            --             400         --             400

Net loss for the year                    --            --            --           (720)         (720)
                                   ----------    ----------    ----------   ----------    ----------

Balances at December 31, 2000         145,640    $       15    $  806,182   $ (807,480)   $   (1,283)
                                   ==========    ==========    ==========   ==========    ==========




The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)
                            Statements of Cash Flows
                     Years ended December 31, 2000 and 1999


                                                            2000       1999
                                                            -------    -------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $  (720)   $(3,354)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                               320     (1,268)
                                                            -------    -------

Net cash used in operating activities                          (400)    (4,622)
                                                            -------    -------


Cash Flows from Investing Activities                           --         --
                                                            -------    -------


Cash Flows from Financing Activities
   Cash advanced by shareholder                                 400      4,622
                                                            -------    -------

Net cash provided by financing activities                       400      4,622
                                                            -------    -------

Increase (Decrease) in Cash                                    --         --

Cash at beginning of period                                    --         --
                                                            -------    -------

Cash at end of period                                       $  --      $  --
                                                            =======    =======

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $  --      $  --
                                                            =======    =======
     Income taxes paid for the year                         $  --      $  --
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


                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note F - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999, respectively.

                              Quarter ended  Quarter ended  Quarter ended  Quarter ended    Year ended
                                 March 31       June 30      September 30   December 31    December 31
                              -------------  -------------  -------------  -------------  -------------
2000
----
   Net revenues                 $       -      $       -      $       -      $       -      $       -
   Gross profit                         -              -              -              -              -
   Net loss from operations          (222)          (159)          (180)          (159)          (720)
   Basic and fully diluted
     earnings per share               nil            nil            nil            nil            nil
   Weighted-average
     number of shares
     outstanding                  145,640        145,640        145,640        145,640        145,640

1999
----
   Net revenues                 $       -      $       -      $       -      $       -      $       -
   Gross profit                         -              -              -              -              -
   Net loss from operations          (159)          (158)             -         (3,037)        (3,354)
   Basic and fully diluted
     earnings per share               nil            nil            nil            nil            nil
   Weighted-average
     number of shares
     outstanding                  145,640        145,640        145,640        145,640        145,640
