Form 10QSB
period 2001-03-31
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2001-05-30
CIK 744452

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
                                                             =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                                  $   1,388    $   1,185
                                                             ---------    ---------

     Total liabilities                                           1,388        1,185
                                                             ---------    ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     145,640 shares issued and outstanding,  respectively           15           15
   Additional paid-in capital                                  806,182      805,782
   Accumulated deficit                                        (807,585)    (806,982)
                                                             ---------    ---------

   Total Shareholders' Equity (Deficit)                         (1,388)      (1,185)
                                                             ---------    ---------

   Total Liabilities and Shareholders' Equity                $    --      $    --
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

                      ProHealth Medical Technologies, Inc.
                Statements of Operations and Comprehensive Income
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                         Three months   Three months
                                             ended          ended
                                           March 31,      March 31,
                                              2001           2000
                                         ------------   ------------

Revenues                                   $    --        $    --
                                           ---------      ---------

Expenses
   General and administrative expenses           105            222
                                           ---------      ---------

Net Loss                                        (105)          (222)

Other Comprehensive Income                      --             --
                                           ---------      ---------

Comprehensive Income                       $    (159)     $    (222)
                                           ---------      ---------

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


                      ProHealth Medical Technologies, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                            Three months  Three months
                                                                ended         ended
                                                              March 31,     March 31,
                                                                2000          1999
                                                             ----------    ----------
Cash Flows from Operating Activities
   Net Loss                                                  $     (105)   $     (222)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                       105           222
                                                             ----------    ----------

Net cash used in operating activities                              --            --
                                                             ----------    ----------


Cash Flows from Investing Activities                               --            --
                                                             ----------    ----------


Cash Flows from Financing Activities                               --            --
                                                             ----------    ----------

Increase (Decrease) in Cash and Cash Equivalents                   --            --

Cash and cash equivalents at beginning of period                   --            --
                                                             ----------    ----------

Cash and cash equivalents at end of period                   $     --      $     --
                                                             ==========    ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --      $     --
                                                             ==========    ==========
   Income taxes paid (refunded)                              $     --      $     --
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

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Through March 31, 2001, various Company shareholders have advanced approximately $7,500 through direct payments for operating expenses on behalf of the Company.

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

The Company's income tax expense for the years ended March 31, 2001 and 2000, respectively, are as follows:
                                                        March 31,   March 31,
                                                          2001        2000
                                                        ---------   ---------
Statutory rate applied to loss before income taxes       $   (36)    $   (75)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        -           -
     Other, including reserve for deferred tax asset          36          75
                                                         -------     -------

       Income tax expense                                $     -     $     -
                                                         =======     =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2001 and 2000, respectively:

                                                        March 31,   March 31,
                                                          2001        2000
                                                        ---------   ---------
       Deferred tax assets
         Net operating loss carryforwards                $ 1,300     $ 1,090
         Less valuation allowance                         (1,300)     (1,090)
                                                         -------     -------

       Net Deferred Tax Asset                            $     -     $     -
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

                                            ProHealth Medical Technologies, Inc.


May   25  , 2001                                      /s/ Glenn A. Little.
    ------                                       -------------------------------
                                                                 Glenn A. Little
                                                          President and Director