Form 10QSB
period 2001-06-30
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2001-07-31
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX          QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------    EXCHANGE ACT OF 1934


                           For the quarterly period ended June 30, 2001

                  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE
--------------    ACT OF 1934

                           For the transition period from _________ to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 23, 2001: 145,640
                                                     ---------------------------

Transitional Small Business Disclosure Format (check one):     YES     NO X
                                                                  ---    ---

                      ProHealth Medical Technologies, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

   Item 1  Legal Proceedings                                                 10

   Item 2  Changes in Securities                                             10

   Item 3  Defaults Upon Senior Securities                                   10

   Item 4  Submission of Matters to a Vote of Security Holders               11

   Item 5  Other Information                                                 11

   Item 6  Exhibits and Reports on Form 8-K                                  11


Signatures                                                                   11

Item 1 - Part 1 - Financial Statements

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)
                                 Balance Sheets
                             June 30, 2001 and 2000

                                   (Unaudited)

                                                          June 30,     June 30,
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
                                                         =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                              $   1,493    $     944
                                                         ---------    ---------

     Total liabilities                                       1,493          944
                                                         ---------    ---------

Commitments and contingencies

Shareholders' Equity
     Common stock -$0.0001 par value
     100,000,000 shares authorized
     145,640 shares issued and
     outstanding,  respectively                                 15           15
   Additional paid-in capital                              806,182      806,182
   Accumulated deficit                                    (807,690)    (807,141)
                                                         ---------    ---------

   Total Shareholders' Equity (Deficit)                     (1,493)        (944)
                                                         ---------    ---------

   Total Liabilities and Shareholders' Equity            $    --      $    --
                                                         =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.




                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2001 and 2000

                                   (Unaudited)

                                          Six months        Six months       Three months      Three months
                                             ended             ended             ended             ended
                                            June 30,          June 30,          June 30,          June 30,
                                              2001              2000              2001              2000
                                         ------------      ------------      ------------      ------------

Revenues                                 $       --        $       --        $       --        $       --
                                         ------------      ------------      ------------      ------------

Expenses
   General and administrative expenses            210               381               105               159
                                         ------------      ------------      ------------      ------------

Net Loss                                         (210)             (381)             (105)             (159)

Other Comprehensive Income                       --                --                --                --
                                         ------------      ------------      ------------      ------------

Comprehensive Income                     $       (210)     $       (381)     $       (105)     $       (159)
                                         ------------      ------------      ------------      ------------

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
                                         ============      ============      ============      ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)
                            Statements of Cash Flows
                     Six months ended June 30, 2001 and 2000

                                   (Unaudited)

                                                             Six months   Six months
                                                                ended        ended
                                                               June 30,     June 30,
                                                                2001         2000
                                                             ----------   ----------
Cash Flows from Operating Activities
   Net Loss                                                  $     (210)  $     (381)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                       210          381
                                                             ----------   ----------

Net cash used in operating activities                              --           --
                                                             ----------   ----------


Cash Flows from Investing Activities                               --           --
                                                             ----------   ----------


Cash Flows from Financing Activities                               --           --
                                                             ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                   --           --

Cash and cash equivalents at beginning of period                   --           --
                                                             ----------   ----------

Cash and cash equivalents at end of period                   $     --     $     --
                                                             ==========   ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --     $     --
                                                             ==========   ==========
   Income taxes paid (refunded)                              $     --     $     --
                                                             ==========   ==========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

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

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Through June 30, 2001, various Company shareholders have advanced approximately $7,500 through direct payments for operating expenses on behalf of the Company.

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

2. Income Taxes
   ------------

   At June 30, 2001, as a result of the November 1999 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $4,000. If this carryforward is not fully utilized, it will begin to expire in 2019. As of June 30, 2001 and 2000, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

3. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.


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

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note D - Income Taxes

The components of income tax (benefit) expense for the three months ended June 30, 2000 and 2000, respectively, are as follows:

                                                            June 30,   June 30,
                                                             2001       2000
                                                            --------   --------
Federal:
   Current                                                  $   --     $   --
   Deferred                                                     --         --
                                                            --------   --------
                                                                --         --
                                                            --------   --------
State:
   Current                                                      --         --
   Deferred                                                     --         --
                                                            --------   --------
                                                                --         --
                                                            --------   --------

   Total                                                    $   --     $   --
                                                            ========   ========

As of June 30, 2001, as a result of the November 1999 change in control, the Company has a net operating loss carryforward of approximately $4,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended June 30, 2001 and 2000, respectively, are as follows:

                                                            June 30,   June 30,
                                                             2001       2000
                                                            --------   --------
Statutory rate applied to loss before income taxes          $    (72)   $  (130)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --         --
     Other, including reserve for deferred tax asset              72        130
                                                            --------   --------

       Income tax expense                                   $   --     $   --
                                                            ========   ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

                                                            June 30,   June 30,
                                                             2001       2000
                                                            --------   --------
Deferred tax assets
  Net operating loss carryforwards                          $  3,900    $ 1,150
  Less valuation allowance                                    (3,900)    (1,150)
                                                            --------   --------

Net Deferred Tax Asset                                      $   --      $  --
                                                            ========   ========

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

(2)  Results of Operations, Liquidity and Capital Resources

Discussion of Financial Condition
---------------------------------

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. All expenses incurred during the quarters ended June 30, 2001 and 2000, respectively, related to general operating costs necessary to maintain the corporate entity.

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

                                            ProHealth Medical Technologies, Inc.


July   23 , 2001                              /s/ Glenn A. Little
      ----                                  ---------------------
                                            Glenn A. Little
                                            President and Director