Form 10QSB
period 2001-09-30
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2001-10-22
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 2-90519
                                                --------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 19, 2001: 10,145,640
                                          ----------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                      ProHealth Medical Technologies, Inc.

              Form 10-QSB for the Quarter ended September 30, 2001

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


Item 1 - Part 1 - Financial Statements

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)
                                 Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                             September 30,    September 30,
                                                                 2001             2000
                                                             -------------    -------------
                                     Assets
                                     ------
Assets
   Cash in bank                                                $     135        $    --
                                                               ---------        ---------

Total Assets                                                   $     135        $    --
                                                               =========        =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Liabilities
   Accounts payable - trade                                    $    --          $   1,124
                                                               ---------        ---------

     Total liabilities                                              --              1,124
                                                               ---------        ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     10,145,640 and 145,640 shares
     issued and outstanding,  respectively                         1,015               15
   Additional paid-in capital                                    815,182          806,182
   Accumulated deficit                                          (816,062)        (807,321)
                                                               ---------        ---------

   Total Shareholders' Equity (Deficit)                              135           (1,124)
                                                               ---------        ---------

   Total Liabilities and Shareholders' Equity                  $    --          $    --
                                                               =========        =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                          Nine months      Nine months     Three months     Three months
                                             ended            ended            ended            ended
                                         September 30,    September 30,    September 30,    September 30,
                                             2001             2000             2001             2000
                                         -------------    -------------    -------------    -------------
Revenues                                   $    --          $    --          $    --          $    --
                                           ---------        ---------        ---------        ---------

Expenses
   General and administrative expenses         8,372              561            8,162              180
                                           ---------        ---------        ---------        ---------

Loss before Income Taxes                      (8,372)            (561)          (8,162)            (180)

Provision for Income Taxes                      --               --               --               --
                                           ---------        ---------        ---------        ---------

Net Loss                                      (8,372)            (561)          (8,162)            (180)

Other Comprehensive Income                      --               --               --               --
                                           ---------        ---------        ---------        ---------

Comprehensive Income                       $  (8,372)       $    (561)       $  (8,162)       $    (180)
                                           ---------        ---------        ---------        ---------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                       $   (0.02)             nil        $   (0.01)             nil
                                           =========        =========        =========        =========

Weighted-average number of shares
   of common stock outstanding               365,420          145,640          797,814          145,640
                                           =========        =========        =========        =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)
                            Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                              Nine months      Nine months
                                                                 ended            ended
                                                             September 30,    September 30,
                                                                 2001             2000
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                                     $ (8,372)        $   (561)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                     (1,493)             561
                                                                --------         --------

Net cash used in operating activities                             (9,865)            --
                                                                --------         --------


Cash Flows from Investing Activities                                --               --
                                                                --------         --------


Cash Flows from Financing Activities
   Proceeds from private placement of common stock                10,000             --
                                                                --------         --------

Increase (Decrease) in Cash and Cash Equivalents                     135             --

Cash at beginning of period                                         --               --
                                                                --------         --------

Cash at end of period                                           $    135         $   --
                                                                ========         ========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                              $   --           $   --
                                                                ========         ========
   Income taxes paid (refunded)                                 $   --           $   --
                                                                ========         ========



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

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. In September 2001, the Company sold 10,000,000 at $0.001 per share, for gross proceeds of $10,000, to the Company's President to provide working capital to satisfy all debts incurred in the maintenance of the corporate entity.

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

2. Income Taxes
   ------------

   At September 30, 2001, as a result of the November 1999 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $12,000. If this carryforward is not fully utilized, it will begin to expire in 2019. As of September 30, 2001 and 2000, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

3. Earnings (loss) per share
   -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.


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


                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note D - Income Taxes

The  components  of income tax  (benefit)  expense  for the three  months  ended
September 30, 2000 and 2000, respectively, are as follows:

                                                           September 30,    September 30,
                                                               2001             2000
                                                           -------------    -------------
         Federal:
            Current                                           $      -         $      -
            Deferred                                                 -                -
                                                              --------         --------
                                                                     -                -
                                                              --------         --------
         State:
            Current                                                  -                -
            Deferred                                                 -                -
                                                              --------         --------
                                                                     -                -
                                                              --------         --------

            Total                                             $      -         $      -
                                                              ========         ========

As of June 30, 2001, as a result of the November 1999 change in control, the Company has a net operating loss carryforward of approximately $12,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended September 30, 2001 and 2000, respectively, are as follows:

                                                           September 30,    September 30,
                                                               2001             2000
                                                           -------------    -------------
Statutory rate applied to loss before income taxes            $ (2,846)        $   (191)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              -                -
     Other, including reserve for deferred tax asset             2,846              191
                                                              --------         --------

       Income tax expense                                     $      -         $      -
                                                              ========         ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:
                                                           September 30,    September 30,
                                                               2001             2000
                                                           -------------    -------------
       Deferred tax assets
         Net operating loss carryforwards                     $  4,080         $  1,225
         Less valuation allowance                               (4,080)          (1,225)
                                                              --------         --------

       Net Deferred Tax Asset                                 $      -         $      -
                                                              ========         ========


                      ProHealth Medical Technologies, Inc.
                        (formerly DCC Acquisition Corp.)

                    Notes to Financial Statements - Continued


Note E - Common Stock Transactions

On September 25, 2001, the Company sold 10,000,000 shares of restricted, unregistered common stock at $0.001 per share for gross proceeds of $10,000, pursuant to a private placement memorandum to the Company's President and Chief Executive Officer. These funds were used to support the working capital needs of the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

(2)  Results of Operations, Liquidity and Capital Resources

Discussion of Financial Condition
---------------------------------

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. All expenses incurred during the quarters ended September 30, 2001 and 2000, respectively, related to general operating costs necessary to maintain the corporate entity.

On September 25, 2001, the Company sold 10,000,000 shares of restricted, unregistered common stock at $0.001 per share for gross proceeds of $10,000, pursuant to a private placement memorandum to Glenn A. Little, the Company's President and Chief Executive Officer. These funds were used to support the working capital needs of the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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


Part II - Other Information

Item 1 - Legal Proceedings

    None

Item 2 - Changes in Securities

    On September 25, 2001, the Company sold 10,000,000 shares of restricted, unregistered common stock at $0.001 per share for gross proceeds of $10,000, pursuant to a private placement memorandum to Glenn A. Little, the Company's President and Chief Executive Officer. These funds were used to support the working capital needs of the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

                                            ProHealth Medical Technologies, Inc.


October   21  , 2001                                    /s/ Glenn A. Little.
        ------                                  --------------------------------
                                                                 Glenn A. Little
                                                          President and Director