Form 10KSB
period 2001-12-31
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2002-01-15
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
--------------------------------------------------------------------------------

  (Mark one)

  XX      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
------    OF 1934

                  For the annual period ended December 31, 2001

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------    ACT OF 1934

                  For the transition period from             to
                                                 -----------    -----------

--------------------------------------------------------------------------------


                         Commission File Number: 2-90519

                      ProHealth Medical Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                               59-2262718
-------------------------                               ------------------------
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

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2001 was approximately $2,174, using the closing historical price of $0.03 per share as quoted on www.edreyfus.com

As of January 8, 2002, there were 10,145,640 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes     No X
                                                    ---   ---

                      PROHEALTH MEDICAL TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------
Part I

Item 1 - Description of Business                                              3
Item 2 - Description of Property                                              4
Item 3 -   Legal Proceedings                                                  4
Item 4 -   Submission of Matters to a Vote of Security Holders                4

Part II

Item 5 -   Market for Company's Common Stock and Related Stockholders         5
             Matters
Item 6 -   Management's Discussion and Analysis or Plan of Operation          6
Item 7 -   Index to Financial Statements                                     F-1
Item 8 -   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosures                          6

Part III

Item 9 -   Officers and Directors                                             6
Item 10 - Executive Compensation                                              7
Item 11 - Security Ownership of Certain Beneficial Owners                     7
            And Management
Item 12 - Certain Relationships and Related Transactions                      8
Item 13 - Exhibits and Reports on 8-K                                         9

Signatures                                                                   10

                  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


PART I

Item 1 - Description of Business

General
-------

ProHealth Medical Technologies, Inc. (ProHealth or Company), originally named Datalink Systems, Inc. (Datalink), filed a Registration Statement under The Securities Act of 1933 on Form S-1 with the U. S. Securities and Exchange Commission for a public offering of its equity securities. The offering became effective on July 29, 1985 and was completed October 29, 1985. The offering raised an aggregate of $300,000 from the sale of 3,000,000 shares of common stock at $.10 per share.

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

Effective December 29, 1998 the Company changed its state of incorporation from Florida to Nevada, pursuant to a change-of-state-of-incorporation merger. In the merger transaction, the Company's name was changed from "DataLink Capital Corporation" to "DCC Acquisition Corporation".

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

Pursuant to the rescission agreement, any and all shares which may have been issued pursuant to the Agreements were rescinded and returned to the Company's treasury, and the Company appointed Glenn A. Little as President and Director and Matthew Blair as Secretary and Director.
The Company intends to comply with the periodical reporting requirements of the Securities Exchange Act of 1934 and to seek to complete a business acquisition transaction.

The Company may be referred to as a shell corporation and once trading on the NASD Bulletin Board, a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the shareholders of the private Company become the majority of the shareholders of the combined Company. The private Company may purchase for cash all or a portion of the common share of the shell corporation from its major stockholders. Typically, the Board and officers of the private Company become the new Board and officers of the combined Company and often the name of the private Company becomes the name of the combined Company.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This included industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The

Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is very likely to be a private transaction rather than a public distribution of securities, but is also likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the
Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity. In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

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

Combination Suitability Standards
---------------------------------

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Nevada law to enter into a transaction if:

     The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

     The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

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

It is the intention of the current management to maintain its SEC reporting to date in order that the Company might be potentially attractive to a private business that might be interested in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.

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


Item 2 - Description of Properties

The Company has no property and currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (915) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address or use of office facilities.


Item 3 - Legal Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the fiscal years ended December 31, 2001 or 2000, respectively.


PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market Information
------------------

As of January 14, 2002, there were approximately 400 holders on record of the Company's common stock holding a total of 10,145,640 shares.

During 1999, the Company filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc. A Clearance Letter was issued to ProHealth Medical Technologies, Inc. in October 1999 and the Company was issued its trading symbol PHMT. The Company's first posted trade was conducted on November 2, 1999. Between November 1999 and December 1999, the Company's securities were involved in 10 separately listed transactions. There were no listed trades between January 2000 and April 2000 and very limited activity through August 2000. In August 2000, trading in the Company's securities was suspended. The Company reapplied for trading clearance in 2001 and such approval was granted in October 2001, with the first posted trade dated October 18, 2001. The quoted market prices of the Company's common stock on the NASDAQ Electronic Bulletin Board, per data listed by National Quotation Bureau, Inc., are as follows:

                                                     High                  Low
                                                    -----                  ---

     First quarter 2000                         no posted trades
     Second quarter 2000                                $0.75             $0.75
     Third quarter 2000                                 $0.062            $0.062
     Fourth quarter 2000                        no posted trades

     First quarter 2001                         trading suspended
     Second quarter 2001                        trading suspended
     Third quarter 2001                         trading suspended
     Fourth quarter 2001                                $0.03             $0.03

Dividend Policy
---------------

The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6 - Management's Discussion and Analysis of Financial Condition, Results of Operations and Plan of Operation

Results of Operations
---------------------

Years Ended December 31, 2001 and 2000
--------------------------------------

The Company had no revenue for the years ended December 31, 2001 and 2000, respectively.

General and  administrative  expenses for the years ended  December 31, 2001 and
2000 were approximately $8,580 and $720, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger. The Company realized a net loss of approximately $8,580 and $720 for the years ended December 31, 2001 and 2000, respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until such time that the Company's operating subsidiary begins meaningful operations.

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, and for all periods subsequent thereto, the Company had working capital of $135.

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

None


PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(A) of The Securities Exchange Act of 1934

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for the sole director and officer of the Company.

    Name                              Age             Position Held and Tenure
    ----                              ---             ------------------------

Glenn A. Little                       48                 President, Director
Matthew Blair                         44           Secretary, Treasurer Director

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

Item 10 - Executive Compensation

There was no compensation paid during either of the years ended December 31, 2001 and 2000.

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


Item 11 - Security Ownership of Management, Certain Beneficial Owners and Management

The following table sets forth as of January 8, 2002, the number and percentage of the 10,145,640 outstanding shares of common stock that were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                        Common Shares       Percent of Class (1)
----------------                        -------------       --------------------

Glenn A. Little                         10,073,186          99.29%
211 W. Wall Street
Midland TX 79701

Matthew Blair                           0                   0.00%
201 W. Wall Street
Midland TX 79701

All officers and directors as a         10,073,186          99.29%
Group (2 persons)

(1)  Based on 10,145,640 shares outstanding as of January 8, 2002.


Item 12 - Certain Relationships and Related Transactions

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

Exhibits - None
--------

Form 8-K Filings - None
----------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            ProHealth Medical Technologies, Inc.

Dated: January 14, 2002                        By:      /s/ Glenn A. Little
       ----------------                           ------------------------------
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

Dated: January 14, 2002                        By:      /s/ Glenn A. Little
       ----------------                           ------------------------------
                                                                 Glenn A. Little
                                                         President, Director and
                                                         Chief Executive Officer



Dated: January 14, 2002                        By:      /s/ Matthew Blair
       ----------------                           ------------------------------
                                                                   Matthew Blair
                                                                        Director

                      ProHealth Medical Technologies, Inc.

                                    Contents

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                          F-2

Financial Statements

   Balance Sheets
     as of December 31, 2001 and 2000                                       F-3

   Statements of Operations
     for the years ended December 31, 2001 and 2000                         F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2001 and 2000                         F-5

   Statements of Cash Flows
     for the years ended December 31, 2001 and 2000                         F-6

   Notes to Financial Statements                                            F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
ProHealth Medical Technologies, Inc.

We have audited the accompanying balance sheets of ProHealth Medical Technologies, Inc. (a Nevada corporation) as of December 31, 2001 and 2000 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProHealth Medical Technologies, Inc. as of December 31, 2000 and 1999 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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



                                                      S. W. HATFIELD, CPA
Dallas, Texas
January 9, 2002


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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com


                      ProHealth Medical Technologies, Inc.
                                 Balance Sheets
                           December 31, 2001 and 2000


                                                         December 31,    December 31,
                                                              2001            2000
                                                         ------------    ------------

                                                  ASSETS
                                                  ------
Current assets
   Cash on hand and in bank                              $        135    $       --
                                                         ------------    ------------

   Total current assets                                           135            --
                                                         ------------    ------------

Total Assets                                             $        135    $       --
                                                         ============    ============


                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------
Liabilities
   Current liabilities
     Accounts payable - trade                            $       --      $      1,283
                                                         ------------    ------------

     Total current liabilities                                   --             1,283
                                                         ------------    ------------


Commitments and contingencies


Shareholders' equity (deficit)
  Common stock - $0.0001 par value
     100,000,000 shares authorized
     10,145,640 and 145,640 shares
     issued and outstanding, respectively                       1,015              15
   Additional paid-in capital                                 815,182         806,182
   Accumulated deficit                                       (816,062)       (807,480)
                                                         ------------    ------------

   Total Shareholders' Equity (Deficit)                           135          (1,283)
                                                         ------------    ------------

   Total Liabilities and Shareholders' Equity            $        135    $       --
                                                         ============    ============



The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                      ProHealth Medical Technologies, Inc.
                Statements of Operations and Comprehensive Income
                     Years ended December 31, 2001 and 2000


                                            Year ended     Year ended
                                           December 31,   December 31,
                                                2001            2000
                                           ------------    ------------

Revenues                                   $       --      $       --
                                           ------------    ------------

Expenses
   General and administrative expenses            8,582             720
                                           ------------    ------------

     Total operating expenses                     8,582             720
                                           ------------    ------------

Income (Loss) from continuing operations
   before provision for income taxes             (8,582)           (720)

Provision for income taxes                         --              --
                                           ------------    ------------

Net Income (Loss)                                (8,582)           (720)

Other Comprehensive Income                         --              --
                                           ------------    ------------

Comprehensive Income (Loss)                $     (8,582)   $       (720)
                                           ============    ============


Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                          nil    $      (0.01)
                                           ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted      2,830,572         145,640
                                           ============    ============




The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                      ProHealth Medical Technologies, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2001 and 2000



                                       Common Stock          Additional
                                       ------------           paid-in     Accumulated
                                   Shares        Amount       capital       deficit         Total
                                -----------   -----------   -----------   -----------    -----------
Balances at January 1, 2000         145,640   $        15   $   805,782   $  (806,760)   $      (963)

Capital contributed to
   support operations                  --            --             400          --              400

Net loss for the year                  --            --            --            (720)          (720)
                                -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2000       145,640            15       806,182      (807,480)        (1,283)

Private placement of
   common stock                  10,000,000         1,000         9,000          --           10,000

Net loss for the year                  --            --            --          (8,582)        (8,582)
                                -----------   -----------   -----------   -----------    -----------


Balances at December 31, 2001    10,145,640   $     1,015   $   815,182   $  (816,062)   $       135
                                ===========   ===========   ===========   ===========    ===========




The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                      ProHealth Medical Technologies, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 2001 and 2000


                                                             Year ended      Year ended
                                                            December 31,    December 31,
                                                                 2001            2000
                                                            ------------    ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $     (8,582)   $       (720)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                                 (1,283)            320
                                                            ------------    ------------

Net cash used in operating activities                             (9,865)           (400)
                                                            ------------    ------------


Cash Flows from Investing Activities                                --              --
                                                            ------------    ------------


Cash Flows from Financing Activities
   Cash received on private placement of common stock             10,000            --
   Cash advanced by shareholder                                     --               400
                                                            ------------    ------------

Net cash provided by financing activities                         10,000             400
                                                            ------------    ------------

Increase (Decrease) in Cash                                          135            --

Cash at beginning of period                                         --              --
                                                            ------------    ------------

Cash at end of period                                       $        135    $       --
                                                            ============    ============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $       --      $       --
                                                            ============    ============
     Income taxes paid for the year                         $       --      $       --
                                                            ============    ============



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

The  Company  has  had  no  operations,   assets  or  liabilities   since  1989.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. In September 2001, the Company sold 10,000,000 restricted, unregistered shares of common stock at $0.001 per share, for gross proceeds of $10,000, to the Company's President to provide working capital to satisfy all debts incurred in the maintenance of the corporate entity.

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

                      ProHealth Medical Technologies, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     At December 31, 2001, as a result of the November 1999 change in control, the Company has a net operating loss carryforward for income tax purposes of approximately $12,000. If this carryforward is not fully utilized, it will begin to expire in 2019. As of December 31, 2001 and 2000, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, respectively, the Company had no warrants and/or options outstanding.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Income Taxes

The components of income tax (benefit) expense for the year ended December 31, 2001 and 2000, respectively, are as follows:

                                                     December 31,   December 31,
                                                          2001           2000
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============


                      ProHealth Medical Technologies, Inc.

                    Notes to Financial Statements - Continued


Note D - Income Taxes - Continued

As of December 31, 2001, as a result of the November 1999 change in control, the Company has a net operating loss carryforward of approximately $12,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the nine months ended September 30, 2001 and 2000, respectively, are as follows:


                                                       December 31,    December 31,
                                                            2001            2000
                                                       ------------    ------------
Statutory rate applied to loss before income taxes     $     (2,918)   $       (245)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset          2,918             245
                                                       ------------    ------------

       Income tax expense                              $       --      $       --
                                                       ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                       December 31,    December 31,
                                                            2001            2000
                                                       ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards                $      4,080    $      1,150
       Less valuation allowance                              (4,080)         (1,150)
                                                       ------------    ------------

     Net Deferred Tax Asset                            $       --      $       --
                                                       ============    ============


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



                      ProHealth Medical Technologies, Inc.

                    Notes to Financial Statements - Continued


Note F - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000, respectively.

                           Quarter ended   Quarter ended   Quarter ended   Quarter ended   Year ended
                             March 31         June 30       September 30    December 31    December 31
                           -------------   -------------   -------------   -------------   -----------
2001
----
   Net revenues            $       --      $       --      $       --      $       --      $       --
   Gross profit                    --              --              --              --              --
   Net loss from operations        (105)           (105)         (8,372)           --            (8,582)
   Basic and fully diluted
     earnings per share             nil             nil    $      (0.02)            nil             nil
   Weighted-average
     number of shares
     outstanding                145,640         145,640         365,420      10,145,640       2,830,572

2000
----
   Net revenues            $       --      $       --      $       --      $       --      $       --
   Gross profit                    --              --              --              --              --
   Net loss from operations        (222)           (159)           (180)           (159)           (720)
   Basic and fully diluted
     earnings per share             nil             nil             nil             nil             nil
   Weighted-average
     number of shares
     outstanding                145,640         145,640         145,640         145,640         145,640


                                                                            F-10