Form 10QSB
period 2002-03-31
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2002-04-30
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------   ACT OF 1934

                  For the quarterly period ended March 31, 2002

           TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
--------   1934

                  For the transition period from ______________ to _____________



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

                  211 West Wall Street, Midland, TX 79701-4556
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (915) 682-1761
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 25, 2002: 10,145,640
                                          --------------------------

Transitional Small Business Disclosure Format (check one):   YES    NO X
                                                              ---     ---

                      ProHealth Medical Technologies, Inc.

                Form 10-QSB for the Quarter ended March 31, 2002

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

Item 1 - Part 1 - Financial Statements

                      ProHealth Medical Technologies, Inc.
                                 Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)

                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
                                     Assets
                                     ------
Assets
   Cash on hand and in bank                              $     135    $    --
                                                         ---------    ---------

Total Assets                                             $     135    $    --
                                                         =========    =========


                      Liabilities and Shareholders' Equity
                      ------------------------------------

 Liabilities
   Accounts payable - trade                              $    --      $   1,388
                                                         ---------    ---------

     Total liabilities                                        --          1,388
                                                         ---------    ---------

Commitments and contingencies

Shareholders' Equity
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     10,145,640 and 145,640 shares
     issued and outstanding,  respectively                   1,015           15
   Additional paid-in capital                              815,182      806,182
   Accumulated deficit                                    (816,062)    (807,585)
                                                         ---------    ---------

   Total Shareholders' Equity (Deficit)                        135       (1,388)
                                                         ---------    ---------

   Total Liabilities and Shareholders' Equity            $     135    $    --
                                                         =========    =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                      ProHealth Medical Technologies, Inc.
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                    Three months   Three months
                                                         ended         ended
                                                      March 31,      March 31,
                                                         2002           2001
                                                    ------------   ------------
Revenues                                            $       --     $       --
                                                    ------------   ------------

Expenses
   General and administrative expenses                      --              105
                                                    ------------   ------------

Net Loss                                                    --             (105)

Other Comprehensive Income                                  --             --
                                                    ------------   ------------

Comprehensive Income                                $       --     $       (105)
                                                    ------------   ------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                         nil            nil
                                                    ============   ============

Weighted-average number of shares
   of common stock outstanding                        10,145,640        145,640
                                                    ============   ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                      ProHealth Medical Technologies, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                             Three months   Three months
                                                                 ended          ended
                                                               March 31,      March 31,
                                                                  2002           2001
                                                             ------------   ------------
Cash Flows from Operating Activities
   Net Loss                                                  $       --     $       (105)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Increase in Accounts payable - trade                          --              105
                                                             ------------   ------------

Net cash used in operating activities                                --             --
                                                             ------------   ------------


Cash Flows from Investing Activities                                 --             --
                                                             ------------   ------------


Cash Flows from Financing Activities                                 --             --
                                                             ------------   ------------


Increase (Decrease) in Cash and Cash Equivalents                     --             --

Cash and cash equivalents at beginning of period                     --             --
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $       --     $       --
                                                             ============   ============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --     $       --
                                                             ============   ============
   Income taxes paid (refunded)                              $       --     $       --
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

                      ProHealth Medical Technologies, Inc.

Note B - Summary of Significant Accounting Policies - Continued

2. Income Taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

3. Earnings (loss) per share
   -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Income Taxes

The components of income tax (benefit) expense for the year ended March 31, 2002 and 2001, respectively, are as follows:


                                                     Three months   Three months
                                                         ended          ended
                                                       March 31,      March 31,
                                                          2002           2001
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============


                      ProHealth Medical Technologies, Inc.

                    Notes to Financial Statements - Continued


Note D - Income Taxes - Continued

At March 31, 2002, as a result of a November 1999 change in control, the Company has a net operating loss carryforward of approximately $12,700 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Three months   Three months
                                                           ended          ended
                                                         March 31,      March 31,
                                                            2002           2001
                                                       ------------   ------------
Statutory rate applied to loss before income taxes     $       --     $        (35)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset           --               35
                                                       ------------   ------------

       Income tax expense                              $       --     $        --
                                                       ============   ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $   4,300    $   1,420
       Less valuation allowance                             (4,300)      (1,420)
                                                         ---------    ---------

     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========


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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations, Liquidity and Capital Resources

Results of Operations
---------------------

The Company had no revenue for the respective three month periods ended March 31, 2002 and 2001, respectively.

General and administrative expenses for the three months ended March 31, 2002 and 2001 were approximately $0 and $105, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger. The Company realized a net loss of approximately $0 and $105 for the three months ended March 31, 2002 and 2001, respectively.

The Company does not expect to generate any meaningful revenue or incur more than nominal operating expenses unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, and for all periods subsequent thereto, the Company had working capital of $135.

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

                                            ProHealth Medical Technologies, Inc.


April   25  , 2002                                           /s/ Glenn A. Little
      ------                                ------------------------------------
                                                                 Glenn A. Little
                                                          President and Director