Form 10QSB
period 2002-06-30
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2002-07-24
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
  XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------   ACT OF 1934


                  For the quarterly period ended June 30, 2002

           TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
--------   1934

                  For the transition period from ______________ to _____________



                         Commission File Number: 2-90519
                                                 -------

                       ProHealth Medical Technologies, Inc
        (Exact name of small business issuer as specified in its charter)

        Nevada                                                  59-2262718
------------------------                                ------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 17, 2002: 10,145,640
                                          -------------------------

Transitional Small Business Disclosure Format (check one):   YES    NO X
                                                                ---   ---

                      ProHealth Medical Technologies, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1 Financial Statements                                                3

   Item 2 Management's Discussion and Analysis of Financial Condition
            and Plan of Operation                                             10


Part II - Other Information

   Item 1 Legal Proceedings                                                   12

   Item 2 Changes in Securities                                               12

   Item 3 Defaults Upon Senior Securities                                     12

   Item 4 Submission of Matters to a Vote of Security Holders                 12

   Item 5 Other Information                                                   12

   Item 6 Exhibits and Reports on Form 8-K                                    12


Signatures                                                                    12

Item 1 - Part 1 - Financial Statements

                      ProHealth Medical Technologies, Inc.
                                 Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)

                                                          June 30,     June 30,
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
                                                         =========    =========


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------

 Liabilities
   Accounts payable - trade                              $    --      $   1,493
                                                         ---------    ---------

     Total liabilities                                        --          1,493
                                                         ---------    ---------

Commitments and contingencies

Shareholders' Equity (Deficit)
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     10,145,640 and 145,640 shares
     issued and outstanding,  respectively                   1,015           15
   Additional paid-in capital                              815,182      806,182
   Accumulated deficit                                    (816,062)    (807,690)
                                                         ---------    ---------

   Total Shareholders' Equity (Deficit)                        135       (1,493)
                                                         ---------    ---------

   Total Liabilities and Shareholders' Equity (Deficit)  $     135    $    --
                                                         =========    =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                      ProHealth Medical Technologies, Inc.
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2002 and 2001

                                                     (Unaudited)

                                          Six months     Six months     Three months   Three months
                                             ended          ended           ended          ended
                                           June 30,       June 30,        June 30,       June 30,
                                              2002           2001            2002           2001
                                         ------------   ------------    ------------   ------------

Revenues                                 $       --     $       --      $       --     $       --
                                         ------------   ------------    ------------   ------------

Expenses
   General and administrative expenses           --              210            --              105
                                         ------------   ------------    ------------   ------------

Net Loss                                         --             (210)           --             (105)

Other Comprehensive Income                       --             --              --             --
                                         ------------   ------------    ------------   ------------

Comprehensive Loss                       $       --     $       (210)   $       --     $       (105)
                                         ------------   ------------    ------------   ------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                              nil            nil             nil            nil
                                         ============   ============    ============   ============

Weighted-average number of shares
   of common stock outstanding             10,145,640        145,640      10,145,640        145,640
                                         ============   ============    ============   ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                      ProHealth Medical Technologies, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001

                                   (Unaudited)

                                                             Six months   Six months
                                                                ended        ended
                                                              June 30,     June 30,
                                                                2002         2001
                                                             ----------   ----------

Cash Flows from Operating Activities
   Net Loss                                                  $     --     $     (210)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                      --            210
                                                             ----------   ----------

Net cash used in operating activities                              --           --
                                                             ----------   ----------


Cash Flows from Investing Activities                               --           --
                                                             ----------   ----------


Cash Flows from Financing Activities                               --           --
                                                             ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                   --           --

Cash and cash equivalents at beginning of period                   --           --
                                                             ----------   ----------

Cash and cash equivalents at end of period                   $     --     $     --
                                                             ==========   ==========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $     --     $     --
                                                             ==========   ==========
   Income taxes paid (refunded)                              $     --     $     --
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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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


Note B - Going Concern Uncertainty

The Company's majority stockholder maintains the corporate status of the Company and provides all nominal working capital support on the Company's change in control in November 1999.

Because of the Company's lack of operating assets, the Company's continuance is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

                      ProHealth Medical Technologies, Inc.

Note B - Going Concern Uncertainty - continued

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


Note C - Summary of Significant Accounting Policies

1.  Cash and cash equivalents
    -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.


Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                      ProHealth Medical Technologies, Inc.

Note E - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

                                                         Six months   Six months
                                                            ended        ended
                                                          June 30,     June 30,
                                                            2002         2001
                                                         ----------   ----------
     Federal:
        Current                                          $     --     $     --
        Deferred                                               --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
     State:
        Current                                                --           --
        Deferred                                               --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------

        Total                                            $     --     $     --
                                                         ==========   ==========

At June 30, 2002, as a result of a November 1999 change in control, the Company has a net operating loss carryforward of approximately $12,700 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the six months ended June 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Six months   Six months
                                                           ended        ended
                                                         June 30,     June 30,
                                                           2002         2001
                                                        ----------   ----------

Statutory rate applied to loss before income taxes      $     --     $      (72)
Increase (decrease) in income taxes resulting from:
      State income taxes                                      --            --
      Other, including reserve for deferred tax asset         --             72
                                                        ----------   ----------

         Income tax expense                             $     --     $      --
                                                        ==========   ==========

                      ProHealth Medical Technologies, Inc.

Note E - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                           June 30,    June 30,
                                                            2002        2001
                                                           --------    --------
     Deferred tax assets
        Net operating loss carryforwards                   $  4,300    $  1,500
        Less valuation allowance                             (4,300)     (1,500)
                                                           --------    --------

     Net Deferred Tax Asset                                $   --      $   --
                                                           ========    ========


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



                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's  Discussion  and  Analysis  of  Financial  Condition  and  Plan  of
Operation

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

(2)  Results  of  Operations,  Liquidity  and  Capital  Resources  and  Plan  of
     Operation

Results of Operations
---------------------

The Company had no revenue for the respective six and three month periods ended June 30, 2002 and 2001, respectively.

General and administrative expenses for the six months ended June 30, 2002 and 2001 were approximately $0 and $210, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger. The Company realized a net loss of approximately $0 and $210 for the six months ended June 30, 2002 and 2001, respectively.

The Company does not expect to generate any meaningful revenue or incur more than nominal operating expenses unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources
-------------------------------

At June 30, 2002, and for all periods subsequent thereto, the Company had working capital of $135.

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

                                            ProHealth Medical Technologies, Inc.


July   17  , 2002                                           /s/ Glenn A. Little.
     ------                                               ----------------------
                                                                 Glenn A. Little
                                                          President and Director