Form 10QSB
period 2002-09-30
PROHEALTH MEDICAL TECHNOLOGIES INC
filed 2002-10-11
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


              For the quarterly period ended September 30, 2002

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


              For the transition period from ______________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 10, 2002: 10,145,640
                                          ----------------------------

Transitional Small Business Disclosure Format (check one):   YES       NO X
                                                                 ---     ---

                      ProHealth Medical Technologies, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         10


Part II - Other Information

   Item 1  Legal Proceedings                                                 12

   Item 2  Changes in Securities                                             12

   Item 3  Defaults Upon Senior Securities                                   12

   Item 4  Submission of Matters to a Vote of Security Holders               12

   Item 5  Other Information                                                 12

   Item 6  Exhibits and Reports on Form 8-K                                  12


Signatures                                                                   13


Item 1 - Part 1 - Financial Statements

                      ProHealth Medical Technologies, Inc.
                                 Balance Sheets
                           September 30, 2002 and 2001

                                   (Unaudited)

                                                              September 30,    September 30,
                                                                    2002             2001
                                                              -------------    -------------
                                     Assets
Current Assets
   Cash in bank                                               $         135    $         135
                                                              -------------    -------------

Total Assets                                                  $         135    $         135
                                                              =============    =============


                      Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable - trade                                   $        --      $        --
                                                              -------------    -------------

     Total liabilities                                                 --               --
                                                              -------------    -------------

Commitments and contingencies

Shareholders' Equity (Deficit)
   Common stock - $0.0001 par value
     100,000,000 shares authorized
     10,145,640 shares issued and outstanding, respectively           1,015            1,015
   Additional paid-in capital                                       815,182          815,182
   Accumulated deficit                                             (816,062)        (816,062)
                                                              -------------    -------------

   Total Shareholders' Equity (Deficit)                                 135              135
                                                              -------------    -------------

   Total Liabilities and Shareholders' Equity                 $         135    $         135
                                                              =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                      ProHealth Medical Technologies, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2002 and 2001

                                   (Unaudited)

                                          Nine months     Nine months     Three months    Three months
                                             ended           ended            ended           ended
                                         September 30,   September 30,    September 30,   September 30,
                                               2002            2001             2002            2001
                                         -------------   -------------    -------------   -------------

Revenues                                 $        --     $        --      $        --     $        --
                                         -------------   -------------    -------------   -------------

Expenses
   General and administrative expenses            --             8,372             --             8,162
                                         -------------   -------------    -------------   -------------

Loss before Income Taxes                          --            (8,372)            --            (8,162)

Provision for Income Taxes                        --              --               --              --
                                         -------------   -------------    -------------   -------------

Net Loss                                          --            (8,372)            --            (8,162)

Other Comprehensive Income                        --              --               --              --
                                         -------------   -------------    -------------   -------------

Comprehensive Income                     $        --     $      (8,372)   $        --     $      (8,162)
                                         -------------   -------------    -------------   -------------

Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                               nil   $       (0.01)             nil   $       (0.01)
                                         =============   =============    =============   =============

Weighted-average number of shares
   of common stock outstanding              10,145,640         365,420    1   0,145,640         787,814
                                         =============   =============    =============   =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                      ProHealth Medical Technologies, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001

                                   (Unaudited)

                                                              Nine months     Nine months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                   2001            2000
                                                             -------------   -------------

Cash Flows from Operating Activities
   Net Loss                                                  $        --     $      (8,372)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase in Accounts payable - trade                         --            (1,493)
                                                             -------------   -------------

Net cash used in operating activities                                 --            (9,865)
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities
   Proceeds from private placement of common stock                    --            10,000
                                                             -------------   -------------

Increase (Decrease) in Cash and Cash Equivalents                      --               135

Cash at beginning of period                                            135            --
                                                             -------------   -------------

Cash at end of period                                        $         135   $         135
                                                             =============   =============

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

                      ProHealth Medical Technologies, Inc.

Note C - Going Concern Uncertainty

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


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                      ProHealth Medical Technologies, Inc.

Note D - Summary of Significant Accounting Policies - Continued

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Income Taxes

The components of income tax (benefit) expense for the nine months ended September 30, 2002 and 2001, respectively, are as follows:

                                                    Nine months     Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                         2002            2001
                                                   -------------   -------------
     Federal:
        Current                                    $        --     $        --
        Deferred                                            --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
        Current                                             --              --
        Deferred                                            --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

        Total                                      $        --     $        --
                                                   =============   =============


                      ProHealth Medical Technologies, Inc.

                    Notes to Financial Statements - Continued


Note F - Income Taxes - Continued

At September 30, 2002, as a result of a November 1999 change in control, the Company has a net operating loss carryforward of approximately $12,700 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2019. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's  income tax expense  (benefit) for the nine months ended September
30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                         Nine months     Nine months
                                                            ended           ended
                                                        September 30,   September 30,
                                                              2002            2001
                                                        -------------   -------------

Statutory rate applied to loss before income taxes      $        --     $      (2,846)
Increase (decrease) in income taxes resulting from:
      State income taxes                                         --              --
      Other, including reserve for deferred tax asset            --             2,846
                                                        -------------   -------------

         Income tax expense                             $        --     $        --
                                                        =============   =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------
      Deferred tax assets
         Net operating loss carryforwards        $       4,300    $       4,080
         Less valuation allowance                       (4,300)          (4,080)
                                                 -------------    -------------

      Net Deferred Tax Asset                     $        --      $        --
                                                 =============    =============


Note G - Common Stock Transactions

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

(2) Results of Operations, Liquidity and Capital Resources and Plan of Operation

Results of Operations
---------------------

The Company had no revenue for the respective nine and three month periods ended September 30, 2002 and 2001, respectively.

General and administrative expenses for the nine months ended September 30, 2002 and 2001 were approximately $-0- and $8,372, respectively. General and administrative expenses during these years consisted principally of fees associated with the maintenance of the Company's shareholder ledger. The Company realized a net loss of approximately $-0- and $8,372 for the nine months ended September 30, 2002 and 2001, respectively.

The Company does not expect to generate any meaningful revenue or incur more than nominal operating expenses unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources
-------------------------------

At September 30, 2002, and for all periods subsequent thereto, the Company had working capital and cash on deposit of approximately $135.

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------

       99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Reports on Form 8-K
     -------------------
         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ProHealth Medical Technologies, Inc.

Dated: October 10, 2002                             /s/ Glenn A. Little.
       ----------------                     ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director