Form 10QSB
period 2002-12-31
APPLIED DNA SCIENCES INC
filed 2003-02-19
CIK 744452

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                  For the quarterly period ended December 31, 2002

                         Commission file number:  2 90 519

                            APPLIED DNA SCIENCES, INC.
       (Exact name of small business issuer as specified in its charter)

    NEVADA                                              59-2262718
(State or other jurisdiction of            (IRS Employee Identification No.)
 incorporation or organization)

           9255 West Sunset Boulevard, Suite 805, Los Angeles, CA 90069
                      (Address of principal executive offices)

                                   (310) 860-1362
                            (Issuer's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value                   11,656,352
       (Class)                     (Outstanding as of December 31, 2002)

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis or Plan of Operation

         Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART I.  FINANCIAL INFORMATION (Unaudited)


Condensed Consolidated Balance Sheet on December 31, 2002.

Condensed Consolidated Statements of Losses for the three Months
Ended December 31, 2002
And for the period September 16, 2002 (Date of Inception) through
December 31, 2002.

Condensed Consolidated Statements of Cash Flows for three Months
Ended December 31, 2002 and
For the period of September 16, 2002 (Date of Inception) through
December 31, 2002

Condensed Consolidated Statement of Stockholders' Equity for the period, September16, 2002 (Date of Inception) through December 31, 2002.

Notes to Condensed Consolidated Financial Statements December 31, 2002

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                              CONDENSED CONSOLIDATED
                                   BALANCE SHEET

                                                           December 31, 2002

                                      ASSETS

Current Assets:
Cash                                                       $        83

Total Current Assets                                                83

               LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                          101,144
Due Related Parties                                             17,612

Total Current Liabilities                                      118,756

Commitments and Contingencies:

Deficiency in Stockholder's Equity:
Preferred Stock, par value
$0.0001 per share; 10,000,000
shares authorized; none issued
at December 31, 2002                                                 -
Common Stock, par value, $ .0001 per share;
authorized 100,000,000 shares;
11,656,352 shares issued and
outstanding at December 31, 2002                                 1,166
Additional Paid in Capital                                      95,904
Stock Subscription Receivable                                  (56,940)
Deficiency accumulated during development stage               (158,803)
Total Deficiency in Stockholder's Equity                      (118,673)

                                                                    83

The accompanying notes to unaudited condensed Financial Statements

                            APPLIED DNA SCIENCES, INC.
                           (A Development Stage Company)
                               CONDENSED CONSOLIDATED
                                 STATEMENT OF LOSSES

                                 For the three months     For the Period
                                  December 31, 2002      September 16, 2002
                                                         (Date of Inception)
                                                      through December 31, 2002

Revenues                         $        -               $          -

Costs and Expenses:
General and Administrative          147,191                    158,503
Total Operating Expenses            147,191                    158,503

Loss from Operations               (147,191)                  (158,803)

Income (taxes) benefit                    -                          -

Net Loss                           (147,191)                  (158,803)

Loss per common share (basic
and assuming dilution)                (0.01)                     (0.02)
Weighted average common
shares outstanding               10,397,385                 10,368,456

The accompanying notes to unaudited condensed Financial Statements

                          APPLIED DNA SCIENCES, INC.
                         (A Development Stage Company)
                            CONDENSED CONSOLIDATED
                            STATEMENT OF CASH FLOWS


                                 For the three months     For the Period
                                  December 31, 2002      September 16, 2002
                                                         (Date of Inception)
                                                      through December 31, 2002

Cash Flows from operating
activities:
Net loss                         $    (147,191)            $   (158,803)
Adjustments to reconcile net
loss to net cash provided by
operating activities:

Common stock issued in exchange
for services                            39,130                   40,130
Change in assets and liabilities:
Accounts payable and accrued
liabilities                            101,144                  101,144
Net cash provided by operating
activities                              (6,917)                 (17,529)

Cash Flows from investing activities:        -                        -

Cash Flows from financing activities:
Advances from officers                   7,000                   17,612
Net cash provided by financing
Activities                               7,000                   17,612

Net increase (decrease) in cash             83                       83

Cash- beginning of period                    -                        -
Cash -end of period                         83                       83

Supplemental Disclosures:
Interest paid for the period                 -                        -
Income taxes paid for the period             -                        -
Non-Cash Investing and Financing
Activities:
Common shares issued for services       39,130                   40,130

The accompanying notes to unaudited condensed Financial Statements

                          APPLIED DNA SCIENCES, INC
                         (A development stage company)
                            CONDENSED CONSOLIDATED
                STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2002



                                    Common        Common            Stock             Deficit       Total
                                    Shares      Stock Amount     Subscription       Accumulated
                                                                  Receivable          During
                                                                                    Development
                                                                                       Stage
Issuance of common stock
to Founders in exchange
for services  on
September 16, 2002 at $ 01
per share                          100,000      $  1,000          $        -        $        -  $    1,000
Net Loss                                 -             -                   -           (11,612)    (11,612)
Balance at September 30, 2002      100,000         1,000                   -           (11,612)    (10,612)
Issuance of common  stock
in connection with merger
with ProHealth Medical
Technologies, Inc. on
October 1, 2002                 10,178,352         1,000                   -                 -       1,000
Cancellation of Common
Stock  in connection with
merger with ProHealth
Medical Technologies,
Inc. on October 21, 2002          (100,000)       (1,000)                  -                 -      (1,000)
Issuance of common stock
in exchange for services
in October , 2002 at $ 065
per share                          602,000        39,130                   -                 -      39,130
Issuance of common stock
in exchange for
subscription  in November
and December 2002 at
$.065 per share                    876,000        56,940             (56,940)                -           -
Net Loss                                 -             -                   -         $(147,191)   (147,191)
Balance at December 31, 2002    11,656,352      $ 97,070            $(56,940)        $(158,803   $(118,673)



The accompanying notes to unaudited condensed Financial Statements

                          APPLIED DNA SCIENCES, INC.
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2002

NOTE  - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30 , 2003. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2002 financial statements and footnotes thereto included in the filed SEC Form 8-K dated October 21, 2002, as amended.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in
the establishment of a new business enterprise.   For the period from
inception through December 31, 2002, the Company has accumulated losses of $158,803.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary ProHealth Medical
Technologies, Inc. Significant company transactions have been eliminated in Consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

NOTE B- ACQUISITION

On October 21, 2002, the Company entered into a Plan and Agreement of Reorganization ("Merger") with ProHealth Medical Technologies, Inc. ("ProHealth") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of was $ 880. From November 1988 until the date of the merger, ProHealth was an inactive corporation with no significant assets and liabilities

Effective with the Merger, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 11,000,000 shares of ProHealth common stock. The value of the stock that was issued was the historical cost of the ProHealth's net tangible assets, which did not differ materially from their fair value. In accordance with Accounting Principles Board Opinion No. 16, the Company is the acquiring entity.

Effective with the Merger, ProHealth changed its name to Applied DNA Sciences, Inc.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended, including statements using
Terminology such as "can", "may", "believe", "designated to", "will", "expect", "plan", "anticipate", "estimate", "potential" or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward looking statements involve risks and uncertainties and actual results could differ materially from those discussed in forward-looking statements. All forward looking statements and risk factors included in this document are made as of the date hereof, based on information available to the Company as of the date thereof, and the Company assumes no obligations to update any forward-looking statement or risk factor, unless the Company is required to do so by law.

The Company is in the development stage and its efforts have been principally devoted in developing profitable business operations.

Plan of Operation

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. The Company intends to pursue the granting of sub-licenses outside the United States, and if successful, the granting of sub-licenses would constitute a substantial additional source of liquidity and capital.. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding and granting of sub-licenses outside the Unites States.

During the three months ended December 31, 2002, the Company's priorities were to recruit and build its team, organize its new infrastructure and to develop a successful strategy how best to exploit its Biowell license agreement, therefore no revenues were anticipated, planned or received, expenses of $147,191 were incurred stemming from general, selling, and administrative expenses; $39,130 of these expenses were paid with 602,000 shares of the Company's common stock to consultants for management services rendered. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be fully implemented.

Liquidity and Capital Resources

As of December 31, 2002, we had a working capital deficit of $ 118,673 . As a result of our operating losses from our inception through December 31, 2002, we generated a cash flow deficit of $ 17,529 from operating activities. We met our cash requirements during this period from advances of $17,612 from the Company's officer and principal shareholders.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountant has stated in his report included in the Company's October 21, 2002 Form 8-K, as amended, that the Company has incurred operating losses from its inception , and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development

We do not anticipate incurring material research and development costs during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

From our inception through the period ended December 31, 2002 , we have relied on the services of outside consultants for services and have no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain
critical functions during the next 12 months.   This projected
increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Risks

Applied DNA Sciences, Inc., is a small company entering a technical and specialized scientific industry. The Company's growth will depend upon the working capital and financial support, which we are in the process of seeking. The Company will need substantial additional capital to expand and compete. While the management team has strong contacts in the geographic and product territories, the Company is small with limited assets and a limited operating history and may, as a result, have difficulties securing large enough and increasing financial commitments from potential investors. Thus the Company may be subject to the high risks associated with start-up companies and small business.

The Company relies on a small number of key individuals to implement plans and operations. Although the Company may obtain key person life insurance coverage on the Company's key individuals, the Company has not done so at this time. Should for some reason their services become unavailable, the Company will be required to retain other qualified personnel.

Reductions or delays in research and development budgets and in government funding may negatively affect the Company's sales. Future clients may include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on demand for the Company's products. Research and development budgets fluctuate due to numerous factors that are outside the Company's control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies. The Company's business could be seriously damaged by any decrease in life science research and development expenditures by pharmaceutical and biotechnological companies, academic institutions or government and private laboratories. Although the level of research funding has increased during the past several years, we cannot assure that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. In addition, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the US National Institute of Health and other government agencies that fund research and development activities. Also, our potential customers receive funds from approved grants at particular times of the year, as determined by the federal government. Grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

The Company regards trademarks, trade secrets and other intellectual property as a component of its success, The Company relies on trademark law and trade secret protection and confidentiality and /or license agreements with consultants, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which the Company's products are available. The Company cannot be certain that the Company has taken adequate steps to protect its intellectual property, especially in countries where the laws may not protect the Company's rights as fully as in the United States. In addition, the Company's third party confidentiality agreements can be breached and, if they are, there may not be adequate remedy available to the Company. If the Company's trade secrets become known, the Company may lose its competitive edge.

The Company may be unable to protect its trademarks, trade secrets and other intellectual property rights that are important to its business. The Company regards its trademarks, trade secrets and other intellectual property as a component of its success. The Company relies on trademark law and trade secret protection and confidentiality and/or license agreements with consultants, employees, customers, partners and others to protect our intellectual property.

Litigation as regards the Company intellectual property or other subject matters could harm the Company's business. Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. The Company is aware that patents have been applied for, and in some cases issued to others, claiming technologies that are closely related to Applied DNA Sciences, Inc. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, the Company periodically receives notices of potential infringements of patents held by others. Although to date the Company has successfully resolved these types of claims, the Company may not be able to do so in the future. In the event of an intellectual property dispute, the Company may be forced to litigate. This litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should the Company not prevail, could seriously harm the Company's business, If a third party claimed an intellectual property right to technology the Company uses, the Company might need to discontinue an important product or product line, alter its products and processes, pay license fees or cease its affected business activities, Although the Company might under these circumstances attempt to obtain a license to this intellectual property, it may not be able to do so on favorable terms, or at all.

In addition to intellectual property litigation, other substantial, complex or extended litigation could result in large expenditures for the Company and distraction of its management. For example, law suits by employees, shareholders, collaborators or distributors could be very costly and substantially disrupt the Company's business. Disputes from time to time with companies or individuals are not uncommon in the industry and the Company cannot assure that it will always be able to resolve them out of court.

The Company's growth depends upon the ability to undertake sales in current markets and to expand sales nationally to additional market segments and to Europe. There can be no certainty that the Company's efforts to increase and expand sales can be accomplished on a profitable basis. The expansion to other delivery methods and to other venues will depend on a number of factors, most notably the timely and successful promotion and sale of the Company's products and related services. The Company's inability to expand sales, in a timely manner, would have a material adverse effect on its business, operating results and its financial condition.

ITEM 3. CONTROLS AND PROCEDURES

(a) The Company's management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed , summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

(b) There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 - Chief Executive Officer (filed herewith).

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -Chief Financial Officer (filed herewith).

(b)  Reports on Form 8-K filed during the three months ended December
31, 2002.

On October 28, 2002, the Company filed a Current Report on Form 8-K dated October 21, 2002, and amended on December 24, 2002, reporting Applied DNA Sciences, Inc. acquisition of the Registrant

On November 20, 2002, the Company filed a Current Report on Form 8-K
dated November 5, 2002,    reporting under Item 4, a change in the
Company's certifying accountants, and under Item 5, additional information in connection with the acquisition of the Registrant by Applied DNA Sciences, Inc.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 19, 2003              Applied DNA Sciences, Inc.

                                      /s/ Lawrence Lee
                                      Lawrence Lee
                                      Chief Executive Officer

                                      /s/Gerhard Wehr
                                      Gerhard Wehr
                                      Chief Financial Officer

                                 CERTIFICATION

We, Lawrence Lee, Chief Executive Officer, and, Gerhard Wehr, Chief Financial Officer, certify that:

1. We have reviewed this quarterly report on Form 10-QSB of Applied DNA Sciences, Inc.;

2. Based on our my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

/s/_Lawrence Lee
Name: Lawrence Lee
Title: Chief Executive Officer


/s/Gerhard Wehr
Name: Gerhard Wehr

                                   CERTIFICATION

I, Gerhard Wehr, Chief Financial Officer, and, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Applied DNA Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003


/s/Gerhard Wehr
Name: Gerhard Wehr
Title: Chief Financial Officer