Form 10QSB/A
period 2003-03-31
APPLIED DNA SCIENCES INC
filed 2003-05-16
CIK 744452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                  For the quarterly period ended March 31, 2003

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

Yes      X                 No
         ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value                      23,152,662
       (Class)                              (Outstanding as of March 31, 2003)

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

         Signatures

PART I.  FINANCIAL INFORMATION ( Unaudited )


Condensed Consolidated Balance Sheets at  March 31, 2003 and September 30, 2002

Condensed Consolidated Statements of Losses for the three months ended March 31, 2003 ,Six Months Ended March 31, 2003 and for the period September 16, 2002 (Date of Inception) through March 31, 2003.

Condensed Consolidated Statement of Deficiency in stockholders' equity for the period September 16, 2002 (date of inception ) through March 31, 2003.

Condensed Consolidated Statements of Cash Flows for Six Months Ended March 31, 2003 and For the period September 16, 2002 (Date of Inception) through March 31, 2003.

Notes to Condensed  Consolidated Financial Statements ..

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                      March 31, 2003    September 30, 2002
                                                       (unaudited)
ASSETS
Current Assets:

Cash and Equivalents                                 $        25,853   $                 -

Other Assets                                         $         8,180                     -

Total  Assets                                        $        34,033   $                 -
                                                     ================  ====================




LIABILITIES AND DEFICIENCY IN
STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses                $       106,103   $                 -
Due Related Parties                                           72,092                10,612
                                                     ----------------  --------------------

Total Current Liabilities                                    178,195                10,612

Deficiency in Stockholder's Equity:

Preferred Stock, par value $0.0001 per share;
 10,000,000 shares authorized; none issued at March
31, 2003                                                           -                     -
Common Stock, par value, $.0001 per share;
 authorized 100,000,000 shares;  23,152,662 shares
 issued and outstanding at March 31, 2003                      2,315                 1,000
Stock Subscription Receivable                                 (2,600)                    -
Additional Paid in Capital                                   464,751                     -
Deficiency accumulated during development stage             (608,628)              (11,612)
                                                     ----------------  --------------------
Total Deficiency in Stockholder's Equity                    (144,162)              (10,612)
                                                     ----------------  --------------------
                                                     $        34,033   $                 -
                                                     ================  ====================


 The accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES



                                  For the three For the six   For the Period September 16
                                      months        months     2002 (Date of Inception)
                                March 31, 2003 March 31, 2003  through March 31, 2003


Revenues                       $             -   $         -   $         -
                               ----------------  ------------  ------------

Costs and Expenses:
  General and Administrative           432,984   $   597,016       608,628
                               ----------------  ------------  ------------
  Total Operating Expenses             432,984       597,016       608,628

Loss from Operations                  (432,984)     (597,016)     (608,628)

Income (taxes) benefit                       -             -             -
                               ----------------  ------------  ------------

Net Loss                       $      (432,984)  $  (597,016)  $  (608,628)
                               ================  ============  ============

Loss per common share (basic
and assuming dilution)         $         (0.02)  $     (0.04)  $     (0.04)
                               ================  ============  ============
 Weighted average common
shares outstanding                  18,939,741    14,621,627    14,304,250




 The accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        For the Period
                                                    For the six months September 16, 2002
                                                          Ended      (Date of Inception)
                                                     March 31, 2003   through March 31,
                                                    ----------------        2003
                                                                        ----------
Cash Flows from operating activities:
  Net loss                                                $(597,016)   $(608,628)
  Adjustments to reconcile net loss to net cash provided
by operating activities:
   Common stock issued in exchange for services             445,466     446,466
   (Decrease) Increase:
      Prepaid Expenses and Deposits                          (2,980)     (2,980)
      Other  Assets                                          (5,200)     (5,200)
  Increase (Decrease):
     Accounts payable and accrued liabilities               106,103     106,103
                                                          ----------  ----------
    Net cash provided by operating activities              (53,627))    (64,238)
Cash Flows from investing activities:                             -           -
Cash Flows from financing activities:
   Proceeds from Conversion of Common Stock                  18,000      18,000
  Advances from officers                                     61,480      72,092
                                                          ----------  ----------
   Net cash provided by financing activities                 79,480      90,092
Net increase (decrease) in cash                              25,853      25,853
Cash- beginning of period                                         -           -
                                                          ----------  ----------
Cash -end of period                                       $  25,853   $  25,853
                                                          ==========  ==========

Supplemental Disclosures:
  Interest paid for the period                            $       -           -
  Income taxes paid for the period                                -           -
  Common shares issued for services                         445,446     446,466



 The accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
       FROM SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2003
                                  (UNAUDITED)



                                                                                               COMMON SHARES
                                                                                   -------------------------------------
Issuance of common stock to
Founders in exchange for services on

  September 16, 2002 at $0.01 per share                                                                         100,000

  Net Loss                                                                                                            -
                                                                                   -------------------------------------
  BALANCE AT SEPTEMBER 30, 2002                                                                                 100,000
  Issuance of common stock in connection with merger
  with Prohealth Medical Technologies , Inc on October 1,
  2002                                                                                                       10,178,352
  Cancellation of Common stock in connection with merger with Prohealth Medical
   Technologies , Inc on October 21, 2002                                                                      (100,000)
  Issuance of common stock in exchange for services in
   October 2002 at $0.65 per share                                                                              602,000
  Issuance of common stock in exchange for subscription in
   November and December 2002 at $0.065 per share                                                               876,000
  Net Loss                                                                                                            -
                                                                                   -------------------------------------
  BALANCE AT DECEMBER 31, 2002                                                                               11,656,352
  Cancellation of  common stock in January 2003
   previously issued  in exchange for consulting services                                                      (836,000)
  Issuance of common stock in exchange for licensing
   services valued at        $0.065 per share in January 2003                                                 1,500,000
  Issuance of common stock in exchange for consulting
   services valued at      $0.065 per share in January 2003                                                     586,250
  Issuance of common stock in exchange for consulting
   services at $0.065 per share in February  2003                                                                 9,000
  Issuance of common stock to founders 1in exchange for
   services valued at $0.0001  per share in  March 2003                                                      10,140,000
  Issuance of  common stock in exchange for consulting
   services valued at  $2.50 per share in March 2003                                                             91,060
  Issuance of common stock in exchange for consulting
   services valued at  $0.065 per share in March 2003                                                             6,000


  Net Loss                                                                                                            -
                                                                                   -------------------------------------

  BALANCE AT MARCH 31, 2003                                                                                  23,152,662
                                                                                   =====================================
                                                                                                          DEFICIT
                                                                                                         ACCUMULATED
                                                                              ADDITIONAL PAID  STOCK       DURING
                                                               COMMON STOCK     IN CAPITAL SUBSCRIPTION  DEVELOPMENT
                                                                     AMOUNT      AMOUNT     RECEIVABLE     STAGE       TOTAL
                                                                  ------------  ---------  ------------  ----------  ----------



  September 16, 2002 at $0.01 per share                           $        10   $    990   $         -   $       -   $   1,000

  Net Loss                                                                  -          -             -     (11,612)    (11,612)
                                                                  ------------  ---------  ------------  ----------  ----------
  BALANCE AT SEPTEMBER 30, 2002                                            10        990             -     (11,612)    (10,612)
  Issuance of common stock in connection with
  merger with Prohealth Medical
  Technologies , Inc on October 1,
                                                                        1,000           -            -           -       1,000
  Cancellation of Common stock in connection
   with merger with Prohealth Medical
   Technologies , Inc on October 21,
                                                                            -     (1,000)            -           -      (1,000)
  Issuance of common stock in exchange for services in
   October 2002 at $0.65 per share                                         60     39,070             -           -      39,130
  Issuance of common stock in exchange for subscription in
   November and December 2002 at $0.065 per share                          88     56,852       (56,940)          -           0
  Net Loss                                                                  -          -             -    (147,191)   (147,191)
                                                                  ------------  ---------  ------------  ----------  ----------
  BALANCE AT DECEMBER 31, 2002                                          1,158     95,912       (56,940)   (158,803)   (118,673)
  Cancellation of  common stock in January 2003
   previously issued  in exchange for consulting services                 (76)   (54,264)       54,340           -           -
  Issuance of common stock in exchange for licensing
   services valued at        $0.065 per share in January 2003             150     97,350             -                   97,500
  Issuance of common stock in exchange for consulting
   services valued at $0.065 per share in January 2003                     58     76,155             -                   76,213
  Issuance of common stock in exchange for consulting
   services at $0.065 per share in February  2003                           1        584             -                      585
  Issuance of common stock to founders 1in exchange for
   services valued at $0.0001  per share in  March 2003                 1,014          -             -                    1,014
  Issuance of  common stock in exchange for consulting
   services valued at  $2.50 per share in March 2003                        9    230,625            ()           -      230,634
  Issuance of common stock in exchange for consulting
   services valued at  $0.065 per share in March 2003                       1        389             -                      390
  Issuance of common stock in exchange for cash at $0.21
   per share in March 2003                                                       18,000              -                   18,000

  Net Loss                                                                  -          -             -    (449,825)   (449,825)
                                                                  ------------  ---------  ------------  ----------  ----------

  BALANCE AT MARCH 31, 2003                                       $     2,315   $464,751   $    (2,600))  $(608,628)  $(144,162)
                                                                  ============  =========  ============  ==========  ==========
  The accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

NOTE  - SUMMARY OF ACCOUNTING POLICIES

General


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended March 31, 2003 , are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated September 30, 2002 financial statements and footnotes thereto included in the as filed on SEC Form 8-K dated October 21, 2002, as amended.

Business and Basis of Presentation

On  September  16,  2002,  Applied  DNA  Sciences,  Inc.  (the  "Company")  was
incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2003, the Company has accumulated losses of $608,628.

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary ProHealth Medical Technologies, Inc. Significant company transactions have been eliminated in Consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.


NOTE B- ACQUISITION

On October 21, 2002, the Company entered into a Plan and Agreement of Reorganization ("Merger") with ProHealth Medical Technologies, Inc. ("ProHealth") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of was $ 880. From November 1988 until the date of the merger, ProHealth was an inactive corporation with no significant assets and liabilities

Effective with the Merger , all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 11,000,000 shares of ProHealth common stock. The value of the stock that was issued was the historical cost of the ProHealth's net tangible assets, which did not differ materially from their fair value. In accordance with Accounting Principles Board Opinion No. 16, the Company is the acquiring entity.

Effective with the Merger, ProHealth changed its name to Applied DNA Sciences, Inc.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2003

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

Plan of Operation
-----------------

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. The Company intends to pursue the granting of sub-licenses outside the United States, and if successful, the granting of sub-licenses would constitute a substantial additional source of liquidity and capital. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding and granting of sub-licenses outside the Unites States.

During the six months ended March 31, 2003, the Company's priorities were to recruit and build its team, organize its new infrastructure and to develop a successful strategy how best to exploit its Biowell license agreement, therefore no revenues were anticipated, planned or received, expenses of $597,016 were incurred stemming from general, selling, and administrative expenses; $445,466 of these expenses were paid with 2,192,310 shares of the Company's common stock to consultants for management services rendered. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be fully implemented.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2003, we had a working capital deficit of $ 144,162 . As a result of our operating losses from our inception through March 31, 2003, we generated a cash flow deficit of ($53,627) from operating activities. We met our cash requirements during this period from advances of $61,480 from the Company's officer and principal shareholders, and from the exercise of previously issued options which contributed proceeds of $18,000.

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

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

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

PRODUCT RESEARCH AND DEVELOPMENT
--------------------------------

We do not anticipate incurring material research and development costs during the next twelve months.


ACQUISITION OF PLANT AND EQUIPMENT AND OTHER ASSETS
---------------------------------------------------

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES
-------------------

From our inception through the period ended March 31, 2003 , we have relied on the services of outside consultants for services and have no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

TRENDS, RISKS AND UNCERTAINTIES
-------------------------------

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

Reductions or delays in research and development budgets and in government funding may negatively impact the Company's sales. Future clients may include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on demand for the Company's products. Research and development budgets fluctuate due to numerous factors that are outside the Company's control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies. The Company's business could be seriously damaged by any decrease in life science research and development expenditures by pharmaceutical and biotechnological companies, academic institutions or government and private laboratories. Although the level of research funding has increased during the past several years, we cannot assure that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Also government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the US National Institute of Health and other government agencies that fund research and development activities. Also, our potential customers receive funds from approved grants at particular times of the year, as determined by the federal government. Grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

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

ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

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



ITEM 2.           CHANGES IN SECURITIES

                  NONE


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION

                   The Company holds an option to buy back 8,500,000 shares from Glen Little for $100,000. Glen Little was the President of ProHealth Medical Technologies, Inc.

                   Mr. Little has agreed to return the 8,500,000 shares to the Company for cancellation in exchange for an interest bearing $100,000 Convertible Capital Note. This transaction should be completed before June 30, 2003.





ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1 Certification  pursuant to 18 U.S.C.  Section  1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer (filed herewith).


99.2 Certification  pursuant to 18 U.S.C.  Section  1350 as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 --Chief Financial Officer (filed herewith).

(b) Reports on Form 8-K filed during the three months ended March 31, 2003

                  On February 5, 2003, a Current Report was filed on Form 8-K disclosing the change in the Company's fiscal year-end to September 30. On April 17, 2003, another Current Report was filed on Form 8-K disclosing a press release regarding the fact that the Company's DNA-based Textile Marker System selected as one of three technologies as a key solution for U.S. textile manufacturers and the customs service to combat illegal textile imports.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2003.                     Applied DNA Sciences, Inc.

                                         /s/ Lawrence Lee
                                         ----------------------
                                         Lawrence Lee
                                         Chief Executive Officer

                                         /s/Gerhard Wehr
                                         ----------------------
                                         Gerhard Wehr
                                         Chief Financial Officer

                                  CERTIFICATION
                                  --------------

I, Lawrence Lee, Chief Executive Officer, and, certify that:

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

Date: May 15, 2003

                                            /s/ Lawrence Lee
                                            ---------------------------
                                            Name: Lawrence Lee
                                            Title: Chief Executive Officer

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

Date: May 15, 2003


                                      /s/    Gerhard Wehr
                                      Name:  Gerhard Wehr
                                      Title: Chief Financial Officer