Form 10QSB
period 2003-06-30
APPLIED DNA SCIENCES INC
filed 2003-08-18
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                  For the quarterly period ended June 30, 2003

                        Commission file number:  2 90 519

                           APPLIED DNA SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                             59-2262718
   (State or other jurisdiction of                         (IRS Employee
incorporation or organization)                          Identification No.)

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
Yes X No -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value                         16,874,662
(Class)                                     (Outstanding as of June 30, 2003)

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

         Signatures

PART I. FINANCIAL INFORMATION (UNAUDITED)
---------------------------------------------
                                                                 Page No.
                                                                 --------
Condensed Consolidated Balance Sheets at June 30, 2003             F-3
and September 30, 2002

Condensed Consolidated Statements of Losses for the three          F-4
months ended June 30,2003,
nine months  ended June 30, 2003 and for the period
September 16, 2002 (Date of Inception)
through June 30, 2003.

Condensed Consolidated Statement of Deficiency in                  F-8
Stockholders' Equity for the period September 16, 2002
(date of inception) through June 30, 2003 F-5-7
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2003, nine months Ended
June 30, 2003 and for the period September 16, 2002
(Date of Inception) through June 30, 2003.

Notes to Condensed Consolidated Financial Statements.              F-9-12

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            June 30, 2003     September 30, 2002
                                             (Unaudited)          (Audited)
                  ASSETS
CURRENT ASSETS:

Cash and Equivalents                        $ 78,642                $ -
                                            -------------         ------------
        Total Current Assets                  78,642                  -

Property and Equipment-at Cost                  -                     -

OTHER ASSETS
Deposits and Prepaid Expenses                 15,275                  -
Patent Filing                                  4,220                  -
                                            -------------         ------------
                                              19,495                  -

TOTAL ASSETS                                $ 98,137                $ -
                                 =====================     =====================


               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses      $ 155,551                $ -
Due Related Parties                          104,592               10,612
                                            -------------         ------------
              Total Current Liabilities      260,143                  -

Note Payable                                  88,500                  -

Commitments and Contingencies

Deficiency in Stockholders' Equity:            -                     -

Preferred Stock, par value $0.0001
per share; 10,000,000 shares
authorized; none issued at
June 30, 2003                                  -                     -

Common Stock, par value $0.0001 per
share; authorized 100,000,000 shares;
16,874,662 and 100,000 shares issued
and outstanding at June 30, 2003 and
September 30, 2002, respectively               1,687                   10
Additional Paid in Capital                   626,916                  990
Common Stock Subscribed                       58,000
Subscription Receivable                       (2,600)                -
Deficiency accumulated during
development stage                           (934,509)             (11,612)
                                            -------------         ------------
Total Deficiency in Stockholders'
Equity                                      (250,507)             (10,612)
                                            -------------         ------------

Total Liabilities and Stockholder's Equity  $ 98,137                $ -
                                  ====================     =====================
                                                                               -


                                       F-3


      (See accompanying notes to unaudited condensed  consolidated  financial statements)




                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)
                                                                                                                 For the Period
                               For the Three      For the Three    For the Nine Months    For the Nine Months    September 16,
                                Months ended       months ended      months ended             months ended       2002 (Date of
                               June 30, 2003       June 30, 2002    June 30, 2003            June 30, 2002       Inception) thru
                                                                                                                  June 30, 2003

Revenues                           $ -                 $ -              $ -                      $ -                 $ -
                                ----------          ----------       ----------               ----------           ----------
Costs and Expenses:
    General and Administrative    325,881                 -            922,897                     -                934,509

    TOTAL OPERATING EXPENSES      325,881                 -            922,897                     -                934,509

Other Income and (Expenses):         -                    -               -                        -                   -

Loss from Operations             (325,881)                -           (922,897)                    -               (934,509)

Income (taxes) benefit               -                    -               -                        -                   -
Net Loss                       $ (325,881)              $ -         $ (922,897)                    -             $ (934,509)
                               ===========            ==========    ============               ==========        ===========
Loss per common share (basic
and assuming dilution)            $ (0.02)              $ -            $ (0.05)                  $ -                $ (0.06)
                               ===========            ==========    ============               ==========        ===========
Weighted average common
         shares outstanding     16,796,442                -          16,796,442                    -             16,796,442




                                       F-4

 The accompanying notes to unaudited condensed consolidated financial statements


                           Applied DNA Sciences, Inc.
                          (A Development Stage Company)
     CONDENSED CONSOLDIATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
 For the period September 16, 2002 (Date of Incorporation) through June 30, 2003
                                   (Unaudited)

                                   Common   Common Stock   Adtl      Stock       Stock        Deficit      Total
                                   Shares       Amount     Paid in   Subs.       Subs       Accum During   Stock
                                                           Capital   Payable     Rec.      Develop Stage
                                   -------   ----------   ---------  -------    -------   --------------  --------
Issuance of common stock to
Founders in exchange for
Services on September 16, 2002
at $.01 per share                  100,000      $ 10        $ 990       -        $ -           $ -        $ 1,000

Net Loss                              -          -            -         -          -          (11,612)    (11,612)
                                   -------   ----------   ---------  -------    -------   --------------  --------

BALANCE AT SEPTEMBER 30, 2002      100,000        10          990       -          -          (11,612)    (10,612)
                                   -------   ----------   ---------  -------    -------   --------------  --------
Issuance of common stock in
connection with merger with
Prohealth Medical
Technologies, Inc on
October 1, 2002                 10,178,352     1,000          -         -         -             -           1,000
Cancellation of Common stock
in connection with merger with
Prohealth Medical
Technologies , Inc on
October 21, 2002                  (100,000)                (1,000)      -         -             -          (1,000)
Issuance of common stock in
exchange for services in
October 2002 at $ 0.65 per
share                              602,000        60       39,070       -         -             -          39,130
Issuance of common stock in
exchange for subscription in
November and December 2002
at $ 0.065 per share               876,000        88       56,852       -      (56,940)         -               0
Cancellation of common stock
in January 2003 previously
issued in exchange for
consulting services               (836,000)      (76)     (54,264)      -       54,340          -             -
Issuance of common stock in
exchange for licensing services
valued at $ 0.065 per share in
January 2003                      1,500,000      150       97,350       -         -             -          97,500
Issuance of common stock in
exchange for consulting services
valued at $ 0.13 per share in
January 2003                        586,250       58       76,155       -         -             -          76,213
Issuance of common stock in
exchange for consulting services
at $ 0.065 per share in
February 2003                        9,000         1          584       -         -             -             585
Issuance of common stock to
Founders 1in exchange for
Services valued at $0.0001
per share in March 2003         10,140,000     1,014           -        -         -             -           1,014
Issuance of common stock in
exchange for consulting
services valued at $2.50 per
share in March 2003                 91,060         9      230,625       -         -             -         230,634
Issuance of common stock in
exchange for consulting services
valued at $ 0.065 per share in
March 2003                           6,000         1          389       -         -             -             390
Common stock subscribed in
exchange for cash at
$1 per share in March 2003            -            -       18,000       -         -             -          18,000
Common stock issued in exchange
for consulting services at
$ 0.065 per share on
April 1, 2003                      860,000        86       55,814                                          55,900
Common stock issued in
exchange for cash at
$ 1.00 per share on
April 9, 2003                       18,000         2         -          -         -             -               2
Common stock issued in exchange
for consulting services
at $ 0.065 per share on
April 9, 2003                        9,000         1          584       -         -             -             585
Common stock issued in
exchange for consulting
services at $ 2.50 per share on
April 23, 2003                       5,000         1       12,499       -         -             -          12,500
Common stock issued in exchange
for consulting services at
$ 2.50 per share, on
June 12, 2003                       10,000         1       24,999       -         -             -          25,000

                                       F-6
                (See accompanying notes to financial statements)

Common stock issued in
exchange for cash at
$ 1.00 per share on
June 17, 2003                       50,000         5       49,995       -         -             -          50,000
Common stock issued in
exchange for cash at
$ 2.50 per share pursuant
to private placement on
June 27, 2003                         -            -        -         24,000      -             -          24,000
Common stock retired in
exchange for note payable
at $0.0118 per share,
on June 30, 2003                (7,500,000)     (750)         750       -         -             -            -
Common stock issued in
exchange for consulting
services at $0.065 per share,
on June 30, 2003                   270,000        27       17,523       -         -             -          17,550
Common stock subscribed in
exchange for cash at $ 1.00
per share pursuant to
private placement on
June 30, 2003                        -             -         -        10,000      -             -          10,000
Common stock subscribed
in exchange for cash at
$ 2.50 per share pursuant to
private placement on
June 30, 2003                        -             -         -        24,000      -             -          24,000
Net Loss for the period
ended June 30, 2003                  -             -         -          -         -         (922,897)    (922,897)
                                   -------   ----------   ---------  -------    -------   --------------  --------
BALANCE AT JUNE 30, 2003         16,874,662    $ 1,687   $ 626,916  $ 58,000   $ (2,600)  $ (934,509)  $ (250,507)
                                 ==========    =======   =========  ========   =========  ==========   ===========
                                       F-7
 The accompanying notes to unaudited condensed consolidated financial statements





                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                           For the Period September 16,
                                           For the nine months ended           2002 (Date of Inception)
                                                 June 30, 2003                     through June 30,
                                                                                          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $ (922,897)                         $ (934,509)
Adjustments to reconcile net loss
to net cash used in operating activities:

Common stock issued in exchange for
services rendered                                   557,003                              558,003
COMMON STOCK RETIRED                                 88,500                               88,500
CHANGES IN ASSETS AND LIABILITIES:
Prepaid Expenses and Deposits                       (15,275)                             (15,275)
Increase in Other Assets                             (4,220)                              (4,220)

Increase in Accounts payable
and accrued liabilities                             155,551                              155,551
                                                    693,059                             (694,059)
NET CASH USED IN OPERATING ACTIVITIES              (141,338)                            (151,950)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from sale of common stock                  116,000                              116,000
Proceeds from sale of options                        10,000                               10,000
Advances from shareholders                           93,980                              104,592
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                          219,980                              230,592

INCREASE IN CASH AND CASH EQUIVALENTS                78,642                               78,642
Cash and cash equivalents, beginning
of year/period                                         -                                    -
Cash and cash equivalents, end
of year/period                                     $ 78,642                             $ 78,642

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest               -                                    -
Cash paid during the year for taxes                    -                                    -
NON CASH DISCLOSURES:
Common stock issued for services                   $557,003                             $558,003
Common stock retired in exchange
for note payable                                   $ 88,500                             $ 88,500

                                       F-8

                 (See accompanying notes to financial statements)





                           APPLIED DNA SCIENCES , INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE - SUMMARY OF ACCOUNTING POLICIES

GENERAL
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. The unaudited condensed financial statements should be read in conjunction with the September 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 8-K dated October 21, 2002 as amended.

BUSINESS AND BASIS OF PRESENTATION
--------------------------------------

Applied DNA Sciences Inc. ("Company") was formed on September 16, 2002 under the laws of the state of Nevada. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to seeking profitable business opportunitiesFrom its inception through the date of these financial statements the Company has recognized no revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2003, the Company has accumulated losses of $934,509.

RECLASSIFICATION
----------------

Certain prior period amounts have been reclassified for comparative purposes.

NEW ACCOUNTING PRONOUNCEMENTS
-------------------------------

Effective January 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no material impact on the Company's condensed financial statements.

                           APPLIED DNA SCIENCES , INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS ( CONTINUED)
---------------------------------------------

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company has adopted SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NEW ACCOUNTING PRONOUNCEMENTS ( CONTINUED )
------------------------------------------------

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NEW ACCOUNTING PRONOUNCEMENTS ( CONTINUED )
------------------------------------------------

In April 2003, the FASB issued Statement No.149, " Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

ACQUISITION
-----------
On October 21, 2002, the Company entered into a Plan and Agreement of Reorganization ("Merger") with ProHealth Medical Technologies, Inc. ("ProHealth") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of was $880. From November 1988 until the date of the merger, ProHealth was an inactive corporation with no significant assets and liabilities.

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

Also effective with the Merger, ProHealth changed its name to Applied DNA Sciences, Inc.

OTHER ASSETS
-------------
During the quarter ended June 30, 2003, the Company incurred Patent filing expenses of $4,220.

CONVERTIBLE PROMISSORY NOTE PAYABLE
--------------------------------------
On June 17, 2003, the Company partially exercised its option with Glenn Little, the Company's former president and principal shareholder, to acquire up to 8,500,000 shares of the Company's common stock for $100,000 for the purpose of returning the shares to authorized capital and canceling the shares. The partial exercise was made for 7,500,000 shares of common stock in exchange for $88,500 , evidenced by an 8% convertible unsecured promissory note. The note including all accrued interest is due and payable on October 31, 2004. In case of default in repayment of the note , the holder has right to convert the principal amount of the note into 7,500,000 shares of the Company's common stock plus additional shares of common stock for unpaid interest. at a conversion rate equal to the then fair market value of the Company's common stock, The indebtness of the Company evidenced by this note, including interest thereon, shall not be subordinate to right of payment of its obligations to its other creditors. On June 30, 2003 the Company cancelled the 7,500,000 shares of common stock acquired in connection with this transaction

DUE TO RELATED PARTIES
-------------------------
On May 29, 2003, and June 30, 2003, the Company obtained advances from shareholders $25,000 and $7,500 respectively. At June 30, 2003, the balance due to related parties was $104,592.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


COMMON STOCK
-------------

All issuances described below that are valued at $0.065 per share were issued from a registered stock and stock option compensation plan for employees, professionals and consultants filed with the Securities and Exchange Commission in December of 2002 and amended in January of 2003. That plan registered compensation shares for employees, professionals and consultants and stock options exercisable at $1.00 per share.

On April 1, 2003, the Company issued 860,000 shares of common stock in exchange for consulting services provided to the Company In accordance with EITF 96-18 the measurement date to determine fair value was in October 2001. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

On April 9, 2003, the Company issued 18,000 shares common stock in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.

On April 9, 2003, the Company issued 9,000 shares common stock in exchange for consulting services provided to the Company . In accordance with EITF 96-18 the measurement date to determine fair value was in October 2001. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

On April 23, 2003, the Company issued 5,000 shares of common stock in exchange for consulting services provided to the Company The Company valued the shares issued at approximately $2.50 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On June 12, 2003, the Company issued 10,000 shares common stock in exchange for consulting services provided to the Company The Company valued the shares issued at approximately $ 2.50 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On June 17 2003, the Company issued 50,000 shares of common stock in exchange for cash at $1.00 per share

On June 30, 2003, the Company issued 270,000 shares of common stock in exchange for consulting services provided to the Company . In accordance with EITF 96-18 the measurement date to determine fair value was in October 2001. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

On June 27 and June 30, 2003, the Company received $10,000 in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.

During the quarter ended June 30, 2003 , the Company received $48,000 in connection with a private placement of 48,000 shares of the Company's common stock .

On June 30, 2003, the Company retired 7,500,000 common stock in exchange for a convertible promissory note payable at $0.0118 per share for $88,500.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE NINE
--------------------------------------------------------------------------------
MONTHS ENDED JUNE 30, 2003
------------------------------

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

Plan of Operation
-------------------

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. The Company intends to pursue the granting of sub-licenses outside the United States, and if successful, the granting of sub-licenses would constitute a substantial additional source of liquidity and capital over timeIn order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding and granting of sub-licenses outside the Unites States.

During the nine months ended June 30, 2003, the Company's priorities were to recruit and build its team, organize its new infrastructure and to develop a successful strategy how best to exploit its exclusive Biowell license agreement, therefore no revenues were anticipated, planned or received, expenses of $922,897 were incurred stemming from general, selling, and administrative expenses; $557,003 of these expenses were paid with 2,486,310 shares of the Company's common stock to consultants for management services rendered. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be fully implemented.

LIQUIDITY AND CAPITAL RESOURCES
----------------------------------

As of June 30, 2003, we had a working capital deficit of $181,501 . As a result of our operating losses from our inception through June 30, 2003, we generated a cash flow deficit of $141,338 from operating activities. We met our cash requirements during this period from advances of $93,980 from the Company's officer and principal shareholders, cash proceeds received of $68,000 for shares sold, and $48,000 received for shares to be issued pursuant to a private placement offering and $10,000 received as a result of registered options exercised at $1.00 per shares.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity through a Private Placement Memorandum in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

The effect of inflation on the Company's operating results was not significant. The Company's operations are located in North America with a wholly-owned subsidiary located in London, United Kingdom, and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

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

PRODUCT RESEARCH AND DEVELOPMENT
-----------------------------------

Without substantial financial resources we do not anticipate incurring material research and development costs during the next twelve months.

ACQUISITION OF PLANT AND EQUIPMENT AND OTHER ASSETS
----------------------------------------------------------

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. Without substantial financial resources we do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES
---------------------

From our inception through the period ended June 30, 2003 , we have relied on the services of outside consultants for services and have no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

TRENDS, RISKS AND UNCERTAINTIES
----------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's Common Stock.

RISKS

Applied DNA Sciences, Inc. is a small company entering a technical and specialized scientific industry. The Company's growth will depend upon the working capital and financial support, which we are in the process of seeking. The Company will need substantial additional capital to expand and to exploit its potential. While the management team has strong contacts in the geographic and product territories, the Company is small with limited assets and a limited operating history and may, as a result, have difficulties securing large enough and increasing financial commitments from potential investors. Thus the Company may be subject to the high risks associated with start-up companies and small business.

The Company relies on a small number of key individuals to implement plans and operations. Although the Company may obtain key person life insurance coverage on the Company's key individuals once substantial financial resources are obtained, the Company has not done so at this time. Should for some reason their services become unavailable, the Company will be required to retain other qualified personnel.

Reductions or delays in research and development budgets and in government funding may negatively impact the Company's sales. Future clients may include researchers at pharmaceutical and biotechnology companies as well as other industrial sectors, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on demand for the Company's products. Research and development budgets fluctuate due to numerous factors that are outside the Company's control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies. The Company's business could be seriously damaged by any decrease in life science research and development expenditures by pharmaceutical, biotechnological and other industrial sector companies, academic institutions or government and private laboratories. Although the level of research funding has increased during the past several years, we cannot assure that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Also government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the US National Institute of Health and other government agencies that fund research and development activities. Also, our potential customers receive funds from approved grants at particular times of the year, as determined by the federal government. Grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

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

In addition to intellectual property rights litigation, other substantial, complex or extended litigation could result in large expenditures for the Company and distraction of its management. For example, law suits by employees, shareholders, collaborators, distributors or sublicensees could be very costly and substantially disrupt the Company's business. Disputes from time to time with companies or individuals are not uncommon in the industry and the Company cannot assure that it will always be able to resolve them out of court.

The Company's growth depends upon the ability to undertake sales in current markets and to expand sales nationally to additional market segments and to Europe, South America, Australia and parts of the Middle East. There can be no certainty that the Company's efforts to increase and expand sales can be accomplished on a profitable basis. The expansion to other delivery methods and to other venues will depend on a number of factors, most notably the timely and successful promotion and sale of the Company's products and related services directly or via sublicensing agreements. The Company's inability to expand sales, in a timely manner, would have a material adverse effect on its business, operating results and its financial condition.

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


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          NONE


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


(a) During the quarter ended June 30, 2003, we issued a total of 160,000 shares of the Company's Common Stock to three consultants for their licensing-liaison, security access and management consulting services. These issuances are considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.
(b) Also, in June of 2003, we issued 19,200 shares of Common Stock and 6,000 Common Stock Purchase Warrants to two investors in a private offering made in accordance with Regulation D of the Securities Act of 1933. In total, twelve
(12) Units were sold during the quarter in that offering, with each Unit consisting of 1,600 shares of Common Stock and 500 Warrants exercisable at $3.50 per share, for total proceeds of $48,000. These issuances are considered exempt from registration by reason of Regulation D of the Securities Act of 1933, and Rule 506 promulgated thereunder.
(c) The proceeds received by the Company during the quarter ended June 30, 2003 consisted of $48,000 in cash proceeds from our Rule 506 private offering, and $10,000 from the exercise of consultant's stock options that were exercisable at $1.00 per share. The $58,000 in gross proceeds have been and will be utilized for general operating expenses, marketing and trade show expenses and working capital.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5. OTHER INFORMATION

          NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On April 17, 2003 we filed a current report on 8-K disclosing, under item 5, an announcement made to the public, and in July, we filed an 8-K disclosing the company's partial exercise of its option with Glenn Little, and as a result of that exercise, 7,500,000 shares of our Common Stock were returned on June 30, 2003 to our authorized capital and were then cancelled.

31.1 Principal Executive Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.

31.2 Principal Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003.               Applied DNA Sciences, Inc.

     /s/ Lawrence Lee
     ------------------
Lawrence Lee
Chief Executive Officer

/s/Gerhard Wehr
----------------
Gerhard Wehr
Chief Financial Officer