Form 10KSB
period 2003-09-30
APPLIED DNA SCIENCES INC
filed 2003-12-29
CIK 744452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2003


                        Commission File Number 002-90539

                           Applied DNA Sciences, Inc.
              (Exact Name of Small Business Issuer in its charter)

             Nevada                                  59-2262718
    (State or other jurisdiction                   (I.R.S. Employer
          of incorporation)                     Identification No.)


9229 W. Sunset Boulevard, Suite 830, Los Angeles, CA             90069
(Address of principal executive offices)                       (Zip code)

                    Issuer's telephone number (310) 860-1362

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.50 per share
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. None

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $23,090,089.

Number of outstanding shares of the registrant's par value $0.001 common stock as of December 9, 2003: 18,329,921

TABLE OF CONTENTS

PART I                                                                   PAGE

Item 1.  Business and Development of the Company                           3

Item 2.  Description of Property                                          13

Item 3.  Legal Proceedings                                                13

Item 4.  Submission of Matters to a Vote of Security Holders              13

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                              14

Item 6.  Plan of Operation                                                22

Item 7.  Financial Statements                                          (F1-F26)


PART III

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         37

Item 8(a) Controls and Procedures                                         37

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                38

Item 10. Executive Compensation                                           41

Item 11. Security Ownership of Certain Beneficial Owners and Management   42

Item 12. Certain Relationships and Related Transactions                   43

Item 13. Exhibits and Reports on Form 8-K                                 44

Item 14. Principal Accountant's Fees and Services                         46



Exhibit Index                                                             44

ITEM 1.  DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

     Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.adnas.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

     Applied DNA Sciences, Inc. provides security solutions for the protection of corporate, personal and intellectual property from counterfeit and fraud by utilizing a proprietary line of DNA (deoxyribonucleic acid) embedded-biotechnology products. Our products and services will be offered to corporations and government agencies and will be accompanied with monitoring and enforcement support. Essentially, we use plant DNA and synthetically isolate fragments that have unique characteristics and one-of-a-kind sequences. By working with various media, Applied DNA Sciences embeds its DNA technology into ink, microchips, glue, paints, and other materials, and then authenticates the specially tailored DNA fragments to ensure that the product has not been counterfeited or tampered with.

     We have an exclusive licensing and partnership agreement with Biowell Technology, Inc. of Taiwan, which agreement will provide our initial source of revenue. Our territories include the United States, the European Union, Canada, Mexico, Colombia, Saudi Arabia and the United Arab Emirates. We hope to be a leader in sales, marketing, and sub-licensing of the DNA products developed by Biowell Technology in the world's largest markets.

History

     We were incorporated under the laws of the state of Florida under the name of Datalink Systems, Inc. in 1983. Datalink subsequently re-domesticated in the state of Nevada, changing its name ultimately to ProHealth Medical Technologies, Inc. ProHealth Medical Technologies, Inc. was an inactive publicly-registered entity with no significant assets or operations. On October 21, 2002, Datalink completed an Agreement and Plan of Reorganization ("Agreement") with Applied DNA Sciences, Inc. ("ADNAS"), a privately-held company organized under the laws of the state of Nevada. Effective with the Agreement and Plan of Reorganization, all previously outstanding common stock, preferred stock, options and warrants owned by ADNAS stockholders were exchanged for an aggregate of 10,178,352 shares of ProHealth Medical Technologies, Inc. common stock.

     Following the consummation of the Agreement and Plan of Reorganization, in November of 2002, the name of the corporation was changed to Applied DNA Sciences, Inc.

Principal Offices

     Our principal offices are located at 9229 West Sunset Boulevard, Suite 830, Los Angeles, CA 90069, and our phone number is 310-860-1362. Our Web address is www.adnas.com.

License Agreement with Biowell Technology

     Applied DNA Sciences has acquired the exclusive license to sell, market, and sub-license all of Biowell Technology, Inc.'s DNA anti-counterfeit and fraud prevention biotechnology and products in the United States, the European Union, Canada, Mexico, Colombia, Saudi Arabia and the United Arab Emirates.

The exclusive license also gives us the initial rights to future anti-fraud biotechnologies developed by Biowell and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In addition to marketing the DNA products in its territory, we intend to build or subcontract the building of DNA anti-fraud laboratories, development centers, and service facilities. The exclusive license agreement was entered into in October of 2002 and was amended in July of 2003. It has an initial term of five years with an automatic ten-year renewal upon the meeting of certain minimum-guarantee objectives. Thereafter, the license is renewable for successive three-year terms upon the successful completion of certain minimum-guarantee objectives.

     The minimum guarantees that we must meet each year of the license agreement to retain the exclusive license for the technologies are as follows:

        Year                             Minimum Guarantee

      1st year            $50,000 gross purchase orders or payment of $25,000
      2nd year            $300,000 gross purchase orders or payment of $100,000
      3rd year            $360,000 gross purchase orders
      4th year            $432,000 gross purchase orders
      5th year            $518,400 gross purchase orders

     For the first year, we paid $25,000 to Biowell in lieu of the minimum gross purchase orders.

     Additionally, any new product license that Applied DNA Sciences receives from Biowell will remain exclusive for the first eighteen months. In order to keep an exclusive license, we are required to provide Biowell with a minimum of $100,000 in gross purchase orders during such eighteen-month period. If we reach this minimum guarantee, the exclusive license for the new product extends for a total of three additional years, with us being required to produce gross minimum purchase orders of 20% greater than the previous year's minimum guarantee. The business relationship created by the exclusive license agreement, as amended, provides for us and Biowell to develop collaborative technologies. To date, we have filed one provisional patent application (60/463215) with the USPTO on April 16, 2003. The provisional application cover sheet lists Lawrence C. Lee (CEO, Applied DNA) and Jun-Jei Sheu (CEO, Biowell, Taiwan) as the inventors.

     In consideration for the granting of the exclusive license, Biowell received 1.5 million shares of our common stock, with the option to purchase another 500,000 shares. In return, Applied DNA Sciences received the option to purchase 500,000 shares of Biowell common stock.

Sub-Licensing

     In conjunction with Biowell, we are in various stages of negotiation for the sale of geographic Sub-Licenses of our licensed technology. Presently, we are negotiating with entities for the sale of Sub-Licenses in Mexico, Canada, Italy, Colombia, Saudi Arabia and the UAE. In August of 2003, Applied DNA, Biowell and G. A. Corporate Finance Ltd. entered into a Sub-License Agreement for the United Kingdom in exchange for $3,000,000. G. A. Corporate Finance Ltd. paid $25,000 to us upon its execution of the Agreement, and the remaining $2,975,000 payment to us is contingent upon G.A. Corporate Finance Ltd. achieving gross revenues. The remaining principal is subject to an interest bearing promissory note, payable in twenty (20) consecutive quarterly installments of principal and interest in the amount equal to the lower of $185,937.50 or 35% of Gross Revenues (as defined therein) for that quarter due on the final day of the quarter. In the event that the sub-license agreement is terminated for any reason, the remaining amount due under the Note will cease to be due.

     The minimum guarantees that G. A. Corporate Finance, Ltd. must meet each year of the license agreement to retain the exclusive license for the technologies are as follows:

                  Year                         Minimum Guarantee

               1st year                   $50,000 gross purchase orders
               2nd year                   $150,000 gross purchase orders
               3rd year                   $300,000 gross purchase orders
               4th year                   $360,000 gross purchase orders
               5th year                   $432,000 gross purchase orders

     As with our exclusive license agreement with Biowell, our UK sub-licensee will have the opportunity to apply for new product licenses, which can remain exclusive in its territory for the first eighteen months.

Biowell DNA Technologies

     Each individual plant and animal has a unique DNA code in its cells. By taking the DNA from a plant or animal, Biowell is able to tailor a group of DNA codes that can be turned into a unique and traceable marking for any product.

     In the early 1980's the primary emphasis in DNA research was applied to pharmaceutical applications. There was very little focus in the living biotechnology arena. During the l990's, a group of scientists, led by Dr. Sheu Jun-Jei of Taiwan, focused research and development on a DNA based anti-counterfeit biotechnology. In the late 1990's, Dr. Sheu made a major breakthrough in biotechnology, and patents with commercial applications were filed and pending, and additional patent applications will be filed in the future. Biowell was formed in Taiwan in October of 1999 to hold these pending patents and continues to advance in the areas of DNA anti-counterfeiting biotechnology.

     The key to this biotechnology is the ability to preserve and protect the specially tailored plant DNA This patent pending, scientifically processed and protected DNA biotechnology, can be mixed with or attached to various types of media including, but not limited to:

o        Paint
o        Glue
o        Polymer
o        Ink In

In doing so, the unique characteristics of DNA enable us to distinguish genuine products from counterfeits. This technology is also utilized in another proprietary fabrication process that allows use of the specially encapsulated DNA in a non-silicon based microchip. This proprietary DNA microchip can then be used on circuit boards, ID cards, etc. to electronically authenticate the products that contain them. The DNA AC (anti-counterfeit) biochip is a Biowell product in which DNA is embedded into a microchip. When these biochips are embedded into products, the biological data can be read electronically and the product can be authenticated. Without authentication, the product will be rejected.

     Biowell DNA biotechnologies are also used to produce DNA AC
(anti-counterfeit) biochips -- glass or nylon materials with biological macromolecules such as nucleic acids, proteins, antibodies, or even cells that are then spotted on the surface of the chip in a high-density micro-array.

     When electricity is passed through these biochips, a unique electrical signature is returned. This electrical signature response is then used to verify the authenticity of the products that contain these DNA embedded chips.

Patents Pending

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Patent Name                    Application No.             Filed by                    Date Filed                  Jurisdiction
------------------------------ --------------------------- --------------------------- --------------------------- -----------------


------------------------------ --------------------------- --------------------------- --------------------------- -----------------
A Method of Utilizing          089108443                   Biowell                     March 17, 2000              Taiwan
Ribonucleic Acid as
Markers for Product            00107580.2                                              May 18, 2000                China
Anti-Counterfeit Labeling
and Verification               09/832,048;                                             April 9, 2001               United States
                               published 20020187263-A1
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
EppenLocker (A                 089204158                   Biowell                     March 10, 2000              Taiwan
Leakage-Prevention Apparatus
of Microcentrifuge)
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Multiple Tube Structure for    089210575                   Biowell                     June 20, 2000               Taiwan
Multiple in a Closed
Container
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Processing          89111477                    Biowell                     June 12, 2000               Taiwan
Multi-PCR in Closed Vessel
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Mixing Nucleic      2002-294229                 Biowell                     August 31, 2002             Japan
Acid in
Water Insoluble Media and      03007023.9                                              March 27, 2003              European
Application Thereof                                                                                                Patent Office
                               92121973                                                August 11, 2003             Taiwan
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Hiding Secret       92121490                    Biowell                     August 6, 2003              Taiwan
Message Carrying a DNA
Molecule and a Method for      pending                                                 August 6, 2003              China
Decoding the Secret Message
Hiding by thereof
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Transferring        92119302                    Biowell                     July 15, 2003               Taiwan
Giveback Funds by
Recognizing Plurality of       03150071.4                                              July 31, 2003               China
Objects
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Anti-Counterfeit Chip          None                        Biowell                     To be filed                 Taiwan
Recognizing Device
                                                                                                                   China
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
A System and Method for        60/463215                   Biowell                     April 16, 2003              United States
Marking Textiles Using DNA
                                                           Applied DNA Sciences
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

We regard our patents, trademarks, trade secrets and other intellectual property as an integral component of our success. We rely on patent law, trademark law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect our intellectual property. Effective patent, trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose our competitive position.

Additionally, litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. In the event of an intellectual property dispute, we may be forced to litigate. This litigation could involve proceedings instituted by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.

If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.

Our Products

     With our exclusive licensing of Biowell's DNA technologies, we will be working to provide complete DNA anti-counterfeit and fraud prevention solutions. We will offer comprehensive and price-competitive products and solutions. The key characteristics of the DNA biotechnology are as follows:

     Unique and Impossible to Replicate DNA Codes -- specially processed DNA fragments, with unique characteristics and one-of-a-kind sequences, are used. The embedded DNA concentration is extremely small and cannot be analyzed through cloning methods; therefore, the technique is both highly secure and specific.

     Easy to Customize -- We can tailor the DNA tagging to meet the customer's product requirements. For example, the DNA codes can be generated based on one or more DNA sources and one or more anti-counterfeit technologies.

     Easy and Quick to Use -- With the DNA instant verification kit or scanner, instant verification can be obtained at the point-of-purchase. Hence, the authentication process can be performed quickly. Traditional anti-counterfeit technology analysis requires anywhere from 24 to 48 hours. Our technology will achieve an effective and timesaving deterrent against counterfeiters.

     Broad Applications -- DNA anti-counterfeiting technology can be applied to almost any product on the market. The edible ink can be tagged and used on tablets or capsules ensuring against counterfeiting pharmaceuticals.

DNA Marker

     Our first anti-counterfeiting product is the DNA Marker, an agent that can be used to authenticate textile products. The DNA Marker can be applied at any point in the manufacturing process, from the freshly cut raw fibers through to the finished garment. Since the DNA Marker can be applied to any fabric from cotton to wool, it could help textile vendors and governments determine the origin of thread, yarn and fabric as well as high-end garment manufacturers who suffer lost sales at the hands of counterfeiters.

     Our research leads us to believe that the DNA Marker will remain effective into the 22nd century and will be detectable throughout the different manufacturing stages without degrading. It can be detected in a variety of manners from inspection under infrared light to laboratory forensic analysis that authenticates it to a certainty of 99.9999 percent. We have filed one provisional patent application (60/463215) for the DNA Marker with the USPTO on April 16, 2003. The provisional application cover sheet lists Lawrence C. Lee (CEO, Applied DNA) and Jun-Jei Sheu (CEO, Biowell, Taiwan) as the inventors.

     Driven by market needs, this is the first of what we hope will be a number of products and services based upon the DNA Marker technology. We will continuously assess the anti-counterfeiting needs of markets, companies and governmental organizations and will work to develop proprietary technologies, solutions and products for these opportunities. When there is an opportunity, we will develop new applications for our technology and apply for patents to protect these new applications.

Inks

     DNA anti-counterfeit ink has been developed as two major applications. The first ink is Biowell's unique anti-counterfeit ink (covert ink), which can be authenticated at a forensic-science level of certainty, in a lab, with detailed DNA analysis. The second application is an enhanced version of the first, integrated into the original anti-counterfeit ink and an additional instant detection function for on-site authentication (overt ink).

     The instant verification process has been designed to allow sampling at any point in the product supply chain. By swabbing testing fluid containing a special activation buffer across the authentic DNA ink surface, a biochemical reaction occurs between the coating of the DNA molecules in the ink and the buffer fluid. This reaction manifests as a reversible color change, with the ink changing color from blue to pink, and back to blue within seconds. Testing can be repeated at various checkpoints throughout the product supply chain.

     Proprietary production techniques are used to manufacture DNA with the unique property for integration with ink. The key to utilizing DNA for anti-counterfeit purposes lies in the preservation of DNA. The system of production ensures that the proprietary encapsulated DNA can survive for many years. Our Ongoing tests indicate protection and stability should last at least 100 years. Special proprietary processes and materials are used to shield specially tailored DNA from environmental variation, which allows for preservation of the encapsulated DNA and proof of authenticity for genuine products.

         DNA ink can be applied to:

     o General Company Use: trade marks, patents, company logos, important documents
     o    Financial industry: currency, stocks, checks, bills, bonds, checks
     o    Retail: event tickets, VIP tickets, clothing labels
     o    Medicines: capsule and pill surface printing
     o    Inner package: foil blister packs
     o    Outer package: boxes, bottles
     o    Arts: paintings, artifacts
     o    Others: lottery tickets, stamps, custom seals, passports, visas, etc.

     Virtually any item that can be duplicated now can be protected with any of these DNA ink applications. These applications can be adapted to any company's current branding, product tracking, or other anti-counterfeiting program.

DNA Labels

     DNA anti-counterfeit ink can be applied to garment labels. It can also be printed onto logos or on any other surface. Labels are printed with the proprietary ink containing the specific authentication DNA code for a manufacturer. The labels can then be easily tested for authenticity.

     Knowledge that the labels are DNA-imprinted and can be quickly and easily verified also serves as a deterrent to counterfeiters. We anticipate this in itself will create a demand for the proprietary DNA ink-embedded label technology.

DNA Chip

     Computer and electronic signals constitute most corporate security systems. These systems are of similar function and design, and are susceptible to duplication and counterfeit. The polymorphism of DNA is significantly more complex than electronic signals, and better suited for security systems.

     The DNA chip will be used in a card and is intended for both authentication of the card and identification of the individual. For that purpose, a set of DNA chip cards are assigned with specific DNA (group ID), along with the individual's identification information and recorded in the chip's memory. A reader module is configured to recognize (and therefore verify) only the chip carrying the correct group ID. Any DNA chip card with different group ID, or any other chip card, will be rejected.

     The DNA chip uses a combination of different plant species DNA, each one being custom tailored, and with each user group having the same combination of DNA codes. Individuals are differentiated in the system by identification codes stored in the chip's memory. In addition, the DNA chip can be configured for the customer to have a particular person have their own DNA as the source, which is then custom tailored and used for that user group. The DNA chip generates unique signals and will not function properly once removed from the casing.

     The signal of a DNA chip is generated through an interaction between DNA and a specially devised mechanism known as a DNA Chip Reader. A real DNA chip will generate an analog signal and be received by the reader after the chip is stimulated. The reader is specifically matched to read only the predetermined signal from a specific DNA code(s). An LCD display screen provides immediate authentication by reading the unique DNA signals embedded in the chip.

     The DNA chip function is versatile, which allows it to be integrated into the form of slot reader, slide through reader, or contact point reader for instant authentication. Biowell has also developed a portable, lightweight, hand-held scanner that can be used to authenticate the DNA chips. The cost of the DNA chip, card, and reader system is comparable to existing smart card systems. Above all, the reader can be linked externally with existing card readers to save replacement costs.

     We believe that the DNA chip system is more secure than all other systems; since it cannot be copied or hacked, and works with specially configured readers. The specification of the AC chip and the microchip reader module are listed below.

                 DNA AC Chip Specifications

          Size                       5 mm x 3 mm x 0.675 mm

          Memory                     128 bits ~ 64k bytes


              DNA AC Chip Reader Specifications

          Temperature                -60 ~ 100oC
          Humidity                   0 ~ 100%
          Size                       11 cm x 17 cm x 5.5 cm
          Power source               5V DC
                                     9V, 120V, 220V, 240V AC
          Authentication method      Contact
          Card insertion             Max. thickness: 0.81 mm
          Recognition                0.5 seconds
          Display type               LCD, 16 characters (8 x 2 rows)
          Communication              Standard RS-232 port, Wiegand

     The DNA AC chip can be applied to many products. For example:

     o Security ID cards o Passports o Licenses o Credit and ATM cards o Debit cards
     o Consumer merchandise (CDs, VCDs, DVDs, notebook computers, PDAs, handbags, etc.)
     o Other applications where authentication is required (antiques, paintings, etc.)

Demands for Security and Positive Identification

     As nations are threatened by terrorism and corporations try to prevent corporate fraud and espionage, the need for secure anti-counterfeiting and identification systems increases. We believe that our technology can be utilized to provide important and cost-effective support for local, state, and federal governments as well as corporations doing business with highly sensitive information. Our anti-counterfeiting technology can be used for the following types of identification and important government documents:

     o    Passports
     o    Green cards
     o    Visas
     o    Driver's licenses
     o    Social Security cards
     o    Student visas
     o    Military ID's
     o    Other important Identity cards and official documents

     We intend to explore contracting with consultants in Washington D.C. that will assist with identifying and securing potential Government contracts that will utilize the DNA technology for identity verification and authentication.

     We intend to work in collaboration with Biowell and other security organizations in order to continue to research and develop new product lines derived from, but not limited to, DNA technology. Research and development of new product lines is an ongoing commitment of ours and is currently underway in the Biowell labs.

Sales and Marketing

     We employ a multi-tier sales and marketing strategy. We develop strategic alliances and marketing partners, by setting up alliances with Biowell's technology partners, granting licenses to existing anti-counterfeit suppliers and partner with industry leaders for intellectual property development.

     We provide anti-counterfeiting and security solutions through our sales force covering a multitude of potential clients either directly or via resellers.

Customers

     We do not currently have any customers at this point. Our client base will consist of major corporations, government entities and educational institutions. We will provide DNA chip technology, DNA ink technology as well as DNA profiling/tagging technology through various types of resale agreements. We will apply these technologies to labels and security ink, to a chip and reader as well as textile markers and agriculture profiling.

Competition

     The anti-counterfeit and fraud prevention market is highly competitive and diverse. Since we believe that other forms of anti-counterfeiting and security measures can be easily defeated, we expect that utilizing DNA which cannot be replicated will garner great demand from the market. Some examples of biotechnology and other security technologies include:

     FINGERPRINT- a systems scans fingerprints before granting access to computer files.

     VOICE- Off-the-shelf software authenticates users based on individual vocal patterns.

     CORNEA- Scanners that scan the iris of a user's eye to match compared to a computer database.

     FACIAL SCAN- Computers can use complex algorithms to distinguish one face from another.

     IC CHIP & MAGNETIC STRIP- Integrated circuit chip that runs an electric current through a circuit and is verified by a IC card. Is used in many parts of Europe and Asia.

     HOLOGRAPH- Optical security elements ('holograms') constitute a family of optically variable microstructures, which are difficult to copy. Most of them are difficult to reproduce using advanced color photocopiers and printing techniques. This is why they are so widely used as anti-counterfeit devices. Holograms are only one member of a family of optically variable devices which all have several features in common. These are:

     o Highly visible to the naked eye under good or reasonable conditions of illumination.
     o    Colorful and change their colors with viewing angle.
     o They derive their colorful effects from microstructures within the devices, which cause interference or diffraction of the light falling upon them.

     FLUORESCENCE- X-ray Fluorescence (XRF) and elemental taggant technologies were developed as a unique method for assaying uranium ore. Later on was used as a handheld alloy grade identification and spectral analysis instrument. Its use is limited to label/printing applications.

     RADIOACTIVITY& RARE MOLECULES- a method of Radiation detection is very effective but limited to use on crude oil.

     Some of the bigger competitors in the field of anti-counterfeiting and fraud protection include:

         DNA Technologies. Inc.
         Art Guard International
         Theft Protection Systems
         Cypher Science (United Kingdom)
         Mt. Sinai Hospital
         ChemTAG (Norway)
         NTT DATA Labs (Japan)
         November AG

Management Strategy

     In anticipation of internal growth, we will organize resources to manage our development effectively. Our Chief Executive Officer is responsible for the strategic direction, coordinating with our overseas technology partner Biowell and others as well as operations. Our President is responsible for government entity relations, corporate governance and building shareholder value. Our Chief Financial Officer covers overall financial management, financial reporting, corporate administration, investors relations. Our Vice President covers specific industries, such as the pharmaceutical, cosmetic and comestible sectors and acts as our media spokesperson, clarifying for the pharmaceutical and nutraceutical industries, allied health professionals and consumers the advantages of Applied DNA Science's anti-counterfeit, diversion and piracy applications and products. Our Vice President, Sales and Marketing, is responsible for the national sales force.

Employees

     As of December 5, 2003, we employed 10 full-time employees, of which 5 are in management, four are sales & marketing executives and one is in administration as office manager.

ITEM 2. DESCRIPTION OF PROPERTY

Offices

     Presently, we maintain our principal office at 9229 W. Sunset Boulevard, Suite 830, Los Angeles, California 90069. We signed a lease for our office space in November 2003. The office space, which is provided to us for $11,312.70 per month for the first twelve months of the lease, for $ 11,635.92 for the second 12 months and $ 12,031.01 for the last 12 months of the lease, has approximately 5,387 square feet. We consider the premises adequate for our purposes for the immediate future. We have an option to expand to the adjacent vacant space consisting of 1,024 square feet. This option, however, will expire on February 5, 2004.

     Our Web address is www.adnas.com.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders for the year ended September 30, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Market Information

Our Common Stock is traded over-the-counter on the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers under the symbol "APDN". There is no certainty assurance that the Common Stock will continue to be quoted or that any liquidity exists for our shareholders.

The following table sets forth the quarterly quotes of high and low prices for our Common Stock on the OTC Bulletin Board during the fiscal years September 30, 2002 and September 30, 2003. In February of 2003, we changed our year end to September 30.

              Year ended 9/30/03                High      Low

              December 31, 2002                  $2.25    $0.02
              March 31, 2003                     $2.80    $2.00
              June 30, 2003                      $2.84    $2.25
              September 30, 2003                 $3.25    $2.36

              Year ended 9/30/02*                High      Low

              December 31, 2001                  $0.04    $0.03
              March 31, 2002                     $0.03    $0.03
              June 30, 2002                      $0.03    $0.03
              September 30, 2002                 $0.05    $0.05

* We have disclosed the numbers with both years ending on September 30 for comparative purposes. Our prior year end was December 31.

The source of this information is NASDAQ Over the Counter Bulletin Board Research Reports and Yahoo Finance Historical Prices reports, as well as broker-dealers making a market in our Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. Number of Stockholders

As of December 5, 2003, the approximate number of holders of record of our Common Stock, which is our only class of common equity, is 399. This number does not include holders of securities in street name.

Dividends

We are in the developmental stage and accordingly have not generated any revenues nor had net profits on operations and therefore are currently proscribed under the Nevada Revised Statutes from declaring dividends. We have not paid any cash dividends on our Common Stock or our Preferred Stock. Our Board of Directors has no present intention of declaring any cash dividends, as we expect to re-invest all profits in the business for additional working capital for continuity and growth. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including our earnings, financial condition, capital requirements, and other factors.

OUR CAPITAL STRUCTURE

We are authorized to issue 10,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock. We have designated one series of convertible preferred stock, however, no shares from that series has been issued.

Both our Preferred Stock and Common Stock had a par value of $0.0001 per share through December 3, 2003. On December 12, 2003, we increased the par value of our Common and Preferred Stock to $0.50 per share by filing Articles of Amendment to our Articles of Incorporation. This action will be filed on a current report on Form 8-K as soon as we properly notify NASDAQ Market Regulation.

The authorized classes, and the amount or number of each, which are authorized and outstanding as of December 12, 2003 are as follows:

         ---------------------------------- -------------------- ---------------------------------
                     Security                   Authorized                 Issued and Outstanding
         ---------------------------------- -------------------- ---------------------------------
         ---------------------------------- -------------------- ---------------------------------
         Preferred Stock                             10,000,000                               -0-
         ---------------------------------- -------------------- ---------------------------------
         Common Stock                               100,000,000                        18,329,921
         ---------------------------------- -------------------- ---------------------------------
         2003 Offering Units                              2,000                             183.5
         ---------------------------------- -------------------- ---------------------------------
         Underlying Common Stock                      3,200,000                           293,600
         ---------------------------------- -------------------- ---------------------------------
         Underlying Warrants                          1,000,000                            91,750
         ---------------------------------- -------------------- ---------------------------------
         Bridge Unit Offering                                30                             23.25
         ---------------------------------- -------------------- ---------------------------------
         Underlying Notes                                    30                             23.25
         ---------------------------------- -------------------- ---------------------------------
         Underlying                                   1,500,000                         1,162,599
         Warrants
         ($3.20/share)
         ---------------------------------- -------------------- ---------------------------------
         Underlying                                     300,000                           232,500
         Warrants
         ($0.10/share)
         ---------------------------------- -------------------- ---------------------------------

Preferred Stock

The 10,000,000 shares of Preferred Stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a "series" of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. To date, the Board has designated a Founders' Series of Convertible Preferred Stock, which, in six months from the date of issuance, shall be convertible at the option of the holder and upon our reaching certain financial objectives, into shares of our restricted Common Stock. Each share, when eligible, is convertible into 25 fully paid and non-assessable shares of our Common Stock, subject to a leak out agreement that extends the 144 Rule to two years. Holders will be permitted to sell, after a one year holding period through a three year holding period, 1% of the issued and outstanding shares of the Company's Common Stock every 90 days. This series has been authorized by the Board of Directors.


Common Stock

Our authorized common equity consists of One Hundred Million (100,000,000) shares of a single class of Common Stock, having a par value of $0.50 per share. As of December 9, 2003 there are 18,329,921 shares issued and outstanding. The holders of our Common Stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably. In all assets available for distribution to shareholders upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which shareholders may vote at all shareholder meetings. The Common Stock does not have cumulative voting rights, which means that the holders of more than fifty percent of the Common Stock voting for election of directors can elect one hundred percent of our directors if they choose to do so.

2003 Offering Units

In September 2003, we sold 16 units at $4,000 a unit, for a total of $64,000, and between October and December 2003, we sold 167.5 units for a total of $670,000 in a private offering of its securities under Regulation D of the Securities Act of 1933, and Rule 506 promulgated thereunder.
Each Unit consisted of 1,600
shares of our Common Stock plus 500 Common Stock Purchase Warrants.

The Warrants are exercisable on a one for one basis at an exercise price of $3.50 per share for a two year exercise period from the date of issuance. The Units, and their constituent securities, were granted piggyback registration rights.

Bridge Unit Offering

From November through December 2003, we sold 23.25 units (the "Units") to accredited investors at a price of $50,000 per Unit (the "Offering") for a total of $1,162,500. Each Unit consists of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note ("Note" or "Notes"), (ii) warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share ("$3.20 Warrant") and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $3.20 Warrant, the "Warrants"). The Notes are convertible into shares of our common stock at a price of $2.50 per share.

Notes

The aggregate principal amount of Notes sold was $1,162,500. The Notes are secured and bear interest at 10% per annum, computed on the basis of a 365-day year, accruing from the date an investor's subscription was closed upon by the Company. Principal and all accrued interest will be payable in full on the earlier of (i) the 9-month anniversary date of the initial closing of the Offering, or (ii) the completion of any equity financing of $3,000,000 or more. The Company, in its sole discretion, may prepay principal at any time without penalty. The Notes are convertible into shares of common stock of the Company at a price of $2.50 per share.

The Notes are secured by a security agreement giving the Holder a security interest in all the patents, licenses, equipment, fixtures, inventory and accounts receivable of the Company, and/or any of its subsidiaries.

         The following events constitute events of default under the Notes:

          (i) Default in the payment of the principal or accrued interest on any Note or upon any other indebtedness of the Company that is greater than $100,000, as and when the same shall become due, whether by default or otherwise, which Default shall have continued for a period of five (5) business days; or
          (ii) Any representation or warranty made by the Company or any officer of the Company in the Notes, or in any agreement, report, certificate or other document delivered to the Holder pursuant to the Notes shall have been incorrect in any material respect when made which shall not have been remedied ten (10) days after written notice thereof shall have been given by the Holder; or
         (iii) The Company shall fail to perform or observe any affirmative covenant contained in Section 4 of the Notes and such Default, if capable of being remedied, shall not have been remedied ten (10) days after written notice thereof shall have been given by the Holder; or
          (iv) The Company or any subsidiary (A) shall institute any proceeding or voluntary case seeking to adjudicate it bankrupt or insolvent, or seeking dissolution, liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of any order for relief or the appointment of a receiver, trustee, custodian or other similar official for such Company or any subsidiary or for any substantial part of its property, or shall consent to the commencement against it of such a proceeding or case, or shall file an answer in any such case or proceeding commenced against it consenting to or acquiescing in the commencement of such case or proceeding, or shall consent to or acquiesce in the appointment of such a receiver, trustee, custodian or similar official; (B) shall be unable to pay its debts as such debts become due, or shall admit in writing its inability to apply its debts generally; (C) shall make a general assignment for the benefit of creditors; or (D) shall take any action to authorize or effect any of the actions set forth above ; or

          (v) Any proceeding shall be instituted against the Company seeking to adjudicate it bankrupt or insolvent, or seeking dissolution, liquidation, winding up, reorganization, arrangement, adjustment, protection, relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for the Company or for any substantial part of its property, and either such proceeding shall not have been dismissed or shall not have been stayed for a period of sixty (60) days or any of the actions sought in such proceeding (including, without limitation, the entry of any order for relief against it or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property) shall occur; or
          (vi) One or more final judgments, arbitration awards or orders for the payment of money in excess of $100,000 in the aggregate shall be rendered against the Company, which judgment remains unsatisfied for thirty (30) days after the date of such entry; or
          (vii)Delisting of the Common Stock from the principal market or exchange on which the Common Stock is listed for trading; Company's failure to comply with the conditions for listing; or notification that the Company is not in compliance with the conditions for such continued listing; or
         (viii)The issuance of an SEC stop trade order or an order suspending trading of the Common Stock from the principal market or exchange on which the Common Stock is listed for trading for longer than five (5) trading days; or
          (ix) The failure by the Company to issue shares of Common Stock to the Holder upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of the Notes, or the failure to transfer or cause its transfer agent to transfer (electronically or in certificated form) any certificate for shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to the Notes as and when required bythe Notes, or the failure to remove any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to the Notes as and when required by the Notes, and any such failure shall continue uncured for ten (10) days after the Company shall have been notified thereof in writing by the Holder; or
          (x) The failure by the Company to file the Registration Statement within forty-five (45) days following the Closing Date (as defined in the Subscription Agreement) or obtain effectiveness with the Securities and Exchange Commission of the Registration Statement within one hundred thirty five (135) days following the Closing Date (as defined in the Subscription Agreement) or such Registration Statement lapses in effect (or sales cannot otherwise be made thereunder effective, whether by reason of the Company's failure to amend or supplement the prospectus included therein) for more than twenty (20) consecutive days or forty (40) days in any twelve month period after the Registration Statement becomes effective; or
          (xi) The Company shall encumber or hypothecate the collateral subject to the Security Agreement to any party; or
         (xii) A default by the Company of a material term, covenant, warranty or undertaking of any other agreement to which the Company and Holder are parties, or the occurrence of an event of default under any such other agreement.

     Holders shall, at any time prior to the Maturity Date, have the right to convert the Note into Shares of the Company at $2.50 per such Share, which right shall be exercised in the Holder's sole and absolute discretion. Holders shall, with respect to any Shares acquired thereby, be granted the same demand and piggy-back registration rights as if such Shares were purchased as part of the Units.

     In the event of and immediately upon the occurrence of an "Event of Default," the Notes shall become immediately due and payable without any action by the Holder and the Notes shall bear interest until paid at the rate of 12% per annum or such amount as shall be allowed by law.

     In the event that the sum due under the Note is not repaid on the Maturity Date, the Holder will have the option to either have the Note accrue interest at 12% or such amount as legally allowed until paid, or to convert the entirety of the debt then outstanding under the Note into the number of shares derived by dividing the sum of such debt by the dollar value equal to 80% of the closing ask price of the shares on the last trading day immediately preceding the Maturity Date as reported on the market upon which the shares shall then be trading, provided, however, that the conversion price shall never be less than $1.00 per share. Any shares acquired thereby shall carry with them the demand and piggy back registration rights granted to the Holder under the terms of the Note.

Bridge Offering Warrants

     Each $3.20 Warrant offered entitled the registered holder to purchase 50,000 shares of Common Stock at an exercise price of $3.20 per share during a five-year period commencing on the initial closing of the Offering. Each $0.10 Warrant offered entitled the registered holder to purchase 10,000 shares of Common Stock at an exercise price of $0.10 per share during a five-year period commencing on the initial closing of the Offering.

     The Warrants expire at 5:00 p.m., New York time, on the fifth anniversary after the initial closing of the Offering. In the event a holder of Warrants fails to exercise the Warrants prior to their expiration, the Warrants will expire and the holder thereof will have no further rights with respect to the Warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

In November of 2002, we created a special compensation plan to pay the founders, consultants and professionals that had been contributing valuable services to the Company during the previous nine months. The plan is called the Professional/Employee/Consultant Compensation Plan (the "Plan"). Share and option issuances from the Plan were to be staggered over the following six to eight months, and consultants that were to continue providing services thereafter either became employees or received renewed contracts from us in July of 2003, which contracts contained a more traditional cash compensation component. The Plan was designed by the Board to meet the Company's important team building objectives in its early stages, and to be temporary. As of December 5, 2003, a total of 1,346,809 shares have been issued from the Plan and 560,000 options, 222,000 of which were exercised as of September 30, 2003; and as of December 5, 2003, an additional 32,000 options were exercised.

Each qualified and eligible recipient of shares and/or options under the Plan received securities in lieu of cash payment for services. Each recipient agreed, in his or her respective consulting contract with us, to sell a limited number of shares monthly. Management feels that this carefully designed Plan was successful in attracting and retaining a strong team at a time when the Company had no established revenue stream and limited or no outside financing. Because recipients sold their respective shares in a controlled manner, there was also no apparent negative impact to the market from sales of these unrestricted securities, which was an important objective of the Board when the Plan was contemplated.

In our financial statements, shares that were issued from November 2002 through June 30, 2003 that were valued at $0.065 per share were shares issued from this Plan created in November of 2002 on the basis of contracts executed at that time for previously rendered services. Common Stock disclosed as being issued in exchange for cash at $1.00 per share represents options that were exercised under this Plan.

Any other unrestricted shares that were issued either before or after July 1, 2003 were valued at the fair market value.

------------------         -------------------            -------------------------       ------------------
Plan Category              Number of Securities to be     Weighted Average Exercise       Number of Securities
                           Issued Upon Exercise of        Price of Outstanding Options,   Remaining Available
                           Outstanding Options,           Warrants and Rights             for Future Issuance
                           Warrants and Rights
-------------------        -------------------           ---------------------             -----------------
                                 (a) (b) (c)
-------------------        -------------------           ---------------------             -----------------

Professional/Consultant/
Employee Stock and Stock
Option Compensation Plan     2,000,000                       $254,000
------------------------    --------------------------    ---------------------            ------------------
Total                        2,000,000                       $254,000                         399,191**
------------------------    --------------------------    ---------------------            ------------------

**This total represents shares plus shares into which options can be exercised. A total of 222,000 options from this Plan have been exercised as of December 5, 2003.

SALES OF UNREGISTERED SECURITIES DURING FISCAL YEAR ENDED SEPTEMBER 30, 2003

The issuances of unregistered securities which occurred during the fiscal year were as follows:

Unless otherwise noted, each of the issuances described below is considered by the Company to be exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On September 16, 2002, our predecessor issued 100,000 unregistered shares of common stock to its founders in exchange for services rendered, which we valued at $1,000.

On October 21, 2002, we issued 10,178,352 unregistered shares of common stock in connection with the merger with Applied DNA Sciences, Inc. We valued the shares at $1,018. our predecessor cancelled the previously issued and outstanding 100,000 shares of common stock in October, 2002.

In October, 2002, we issued 602,000 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $39,130.

In October, 2002, we issued 876,000 unregistered shares of common stock in connection with a subscription agreement, which we valued at $ 56,940.

In January, 2003, we issued 1,500,000 unregistered shares of common stock to Biowell Technology, Inc. as consideration for technology licensing agreement, which we valued at $ 97,500.

In January, 2003, we issued 586,250 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 76,213.

In February, 2003, we issued 9,000 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 585.

In March, 2003, we issued 10,140,000 unregistered shares of common stock to its Founders as consideration for services rendered, which we valued at $ 1,014.

In March, 2003, we issued 91,060 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 230,634.

In March, 2003, we issued 6,000 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 390.

In March, 2003, we issued 860,000 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 55,900.

In April, 2003, we issued 18,000 unregistered shares of common stock in exchange for $18,000.

In April, 2003, we issued 9,000 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 585.

In April, 2003, we issued 5,000 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 12,500.

In June, 2003, we issued 10,000 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 25,000.

In June, 2003, we issued 50,000 unregistered shares of common stock in exchange for $50,000.

In June, 2003, we issued 270,000 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 17,550.

In July, 2003, we issued 213,060 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 428,818.

In July, 2003, we issued 20,000 unregistered shares of common stock in exchange for $20,000.

In July, 2003, we issued 10,000 unregistered shares of common stock in exchange for $10,000.

In August, 2003, we issued 172,500 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 410,930.

In August, 2003, we issued 29,000 unregistered shares of common stock in exchange for $29,000.

In September, 2003, we issued 395,260 unregistered shares of common stock to consultants as consideration for services rendered, which we valued at $ 952,997.

In September 2003, we sold 16 units at $4,000 a unit, for a total of $64,000. Each Unit consisted of 1,600 shares of our Common Stock plus 500 Common Stock Purchase Warrants, exercisable for a period of two years at a price of $3.50 a share.

The Warrants are exercisable on a one for one basis at an exercise price of $3.50 per share for a two year exercise period from the date of issuance. In September, 2003, we issued 95,000 unregistered shares of common stock in exchange for $95,000.

Between October and December 2003, we sold 167.5 units for a total of $670,000. Each Unit consisted of 1,600 shares of our Common Stock plus 500 Common Stock Purchase Warrants, exercisable for a period of two years at a price of $3.50 a share.

From November through December 2003, we sold 23.25 units to accredited investors at a price of $50,000 per Unit for a total of $1,162,500. Each Unit consists of
(i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note, (ii) warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share. The Notes are convertible into shares of our common stock at a price of $2.50 per share.

ITEM 6.   PLAN OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Risk Factors that May Affect Future Results and Market Price of Stock." The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Business Strategy and Approach

     The Company's goal is to establish three integrated business operations addressing and servicing the needs of the marketplace for anti-counterfeit, fraud prevention, and homeland security solutions.

Intellectual Property Development, Product Operations & Partnerships

     We are a developer of security solutions that protects corporate and intellectual property from counterfeiting, fraud, piracy and product diversion using a proprietary line of DNA embedded biotechnology products accompanied by monitoring and enforcement support, we produce solutions customized to our customer's need. We intend to market and sell DNA anti-counterfeit and fraud prevention products and oversee laboratory facilities where consumer and corporate products can be tested for authenticity. We plan to oversee the development of new product lines that will address specific and individual customer needs. Additionally, this division will seek to identify strategic licensees and partnerships in multiple sectors that will license and sell our products and biotechnologies. This will include sub-licensing the technology to key partners in each sector with an established base of customers. These new partners will be able to enhance their client services by adding our technology to the existing product line or current security methods to deter fraud and counterfeiting.

Consultant & Enforcement Operations

     As a service to our clients, we plan to consult with them on how to best protect their intellectual property and products. We plan to offer worldwide investigative and DNA analysis services for the enforcement and prosecution of counterfeiters and fraud itself and through our subcontractors or sub-licensees.

International Sub-License Operations

     This division will oversee the activities of all international sub-license alliances and partnerships. This division will also develop a corporate policy for all marketing and promotional activities.

     We intend to seek alliances with existing anti-counterfeit networks in each market. We will train these networks to use its technology to detect and monitor counterfeit and fraud, and it will use its own anti-counterfeit and security experts to help detect counterfeiting attempts against corporations and government agencies.

     Between our three operations, we will provide multiple security solutions. Each division will produce separate revenue streams and integrated organizational structures.

     Our management and advisory board have knowledge and skills for providing integrated DNA anti-counterfeit and fraud prevention systems for the protection and tracking of documents, products, and intellectual property, including:

     Strong Security Knowledge Base -- Our team has experience in analyzing and providing solutions that address the security needs of companies in such diverse market segments as pharmaceuticals, designer clothing, and chip manufacturing. Several team members are published authors in the area of security and are respected for their work in their field.

     Developing Technology - We have exclusive rights to all patent pending, developing, DNA anti-counterfeit, and fraud prevention technologies created by Biowell. We also have an in-depth understanding of microchip design and applications.

     Strategic Corporate Relationships - We have personal and corporate relationships with leaders in key industries such as: high-end fashion retail, computers, entertainment, automobiles, and pharmaceuticals. The Company hopes to utilize these existing relationships to introduce its anti-counterfeiting products and generate contracts, although no discussions have yet been held. Each industry has multiple facets for the anti-counterfeit DNA technology. For example, fashion retail can use the Company's anti-counterfeit chip in its high-end fashion handbags, while a company producing fine wines can take advantage of the Company's DNA-embedded label. The Company's proprietary technologies offer immediate and affordable detection and security for all of their trademarks and products.

     Strong Technology Alliances - Our products can also work with and supplement products in key anti-fraud and security industries, such as:

         o        Electronics security
         o        Hologram manufacturing
         o        Radio Frequency Identification (RFID) systems
         o        Security papers and printing
         o        Other security-related products, systems, and services

     Law Enforcement Expertise -- Our team includes former federal law enforcement, security, and intelligence officers who provide us with extensive hands-on experience in:

         o        Intellectual property investigation
         o        Counter-intelligence
         o        Personal security services
         o        Anti-counterfeit technologies
         o        Secure communications and data management

Cautionary Factors that may Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Critical Accounting Policies

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

     o    business combinations
     o    stock-based compensation.

Business combinations

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

     The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

     Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.


Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Results of Operations

The Company is in the development stage. The risks specifically discussed are not the only factors that could affect future performance and results. In addition the discussion in this annual report concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein. As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, customer acceptance of our licensed products, the global economy, government regulations, our ability to acquire and deliver high quality products, our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully attract biotechnology licensees and customers, our promotions, branding and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, the number of products offered by us, the number of cancellations we experience, and general economic conditions specific to our business. As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated no operating revenues since September 16, 2002 (date of inception) through September 30, 2003. In August of 2003, Applied DNA, Biowell and G. A. Corporate Finance Ltd. entered into a Sub-License Agreement for the United Kingdom in exchange for $3,000,000. G. A. Corporate Finance Ltd. paid $25,000 to us upon its execution of the Agreement, and the remaining $2,975,000 payment to us is contingent upon G.A. Corporate Finance Ltd. achieving gross revenues. The remaining principal is subject to an interest bearing promissory note, payable in twenty (20) consecutive quarterly installments of principal and interest in the amount equal to the lower of $185,937.50 or 35% of Gross Revenues (as defined therein) for that quarter due on the final day of the quarter. In the event that the sub-license agreement is terminated for any reason, the remaining amount due under the Note will cease to be due. We anticipate generating minimal revenues from operations during the January-March 2004 quarter as the Company transitions from a development stage company to that of a fully operational Company.

Costs and Expenses

From our inception through September 30, 2003, we have not generated any revenues. We have incurred losses of $ 3,456,776. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of September 30, 2003, we had a working capital deficit of $502,816. As a result of our operating losses from September 16, 2002 (date of inception) through September 30, 2003, we generated a cash flow deficit of $(502,121) from operating activities. Cash flows used in investing activities was $0 during the period September 16, 2002 (date of inception) through September 30, 2003. We met our cash requirements during this period through the issuance of common stock and stock options of $586,000 and $109,592 from advances from the Company's shareholders. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditor's report on the Company's September 30, 2003 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

The Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after

October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities . SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than diminutive computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

Number of Employees

From our inception through the period ended September 30, 2003, we have relied on the services of outside consultants and professionals for most of our needs, but we do have six full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. As we continue to expand, we will incur additional cost for personnel We anticipate an employment of 14 full and part time employees during the next 12 months.

Management:                         4

Business Development:               6

Technical Support:                  2

Administrative Personnel:           2

The Company also plans to use the advice of its Advisory Board on an as needed basis. As we continue to expand, we will incur additional cost for personnel.

This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Change in Fiscal Year End

In February of 2003, we changed our fiscal year end from December 31 to September 30.

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


RISKS RELATED TO OUR BUSINESS

We Have A Limited Operating History With Which To Judge Our Performance.

We have only been engaged in our current and proposed business operations since October of 2002. Accordingly, we have a limited operating history. We may encounter risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We cannot assure stockholders that our business strategy will be successful or that we will successfully address these risks. Our failure to do so could materially adversely affect our business, financial condition and operating results.

We Have A History Of Losses And We Anticipate Future Losses And Negative Cash Flow.

We incurred net losses from operations of $ 3,456,776 from the date of our inception through September 30, 2003. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. In addition, we require additional funds to implement, sustain and expand our manufacturing, sales and marketing activities, research and development, and our strategic alliances, particularly if a well-financed competitor emerges or if there is a rapid technological shift in our industry. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

We Need Additional Financing. We have insufficient capital resources to fully develop and implement our business plan and need to raise additional capital through equity or debt financings, research and development financings or collaborative relationships. There is no assurance that additional capital will be available or be on terms acceptable to us. If additional capital is unavailable, we may be forced to limit or cease our business operations accordingly. In such event, it will adversely and materially effect our business operations.

Given that we are primarily a research and development company, certain economic and strategic factors may require us to raise additional capital in order to:

o Finance our biotechnology or DNA development programs; o Fund our operating expenses; o Pursue regulatory approvals; o License or acquire additional DNA entity candidates or technologies; o Develop manufacturing, marketing and sales capabilities; and o Prosecute and defend our intellectual property rights.

Doubt About Our Ability To Continue Operations as a "Going Concern"; You May Lose All Of Your Investment If We Are Unable to Continue Operations.

The Company's ability to continue as a going concern is subject to substantial doubt given its current financial condition and requirements for additional funding. There can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products and services under development. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then you may lose all of your investment.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

Our Research And Development Efforts For New Products May Be Unsuccessful. We incur significant research and development expenses to develop new products and technologies. There can be no assurance that any of these products or technologies will be successfully developed or that if developed they will be commercially successful. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and this may materially and adversely affect our business operations.

Failure To License New Technologies Could Impair Our New Product Development.

To generate broad product lines, it is advantageous to sometimes license technologies from third parties rather than depend exclusively on our own employees. As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.

In addition, from time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to obtain a license for these technologies from these third parties or discontinue our products. There can be no assurance that we will be able to continue to successfully identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain products or redesign our products, and we may lose a competitive advantage. Potential competitors could license technologies that we fail to license and potentially erode our market share for certain products. Our licenses typically subject us to various commercialization, sublicensing, minimum payment, and other obligations. If we fail to comply with these requirements, we could lose important rights under a license. In addition, certain rights granted under the license could be lost for reasons beyond our control. We do not always receive significant indemnification from a licensor against third party claims of intellectual property infringement.

We are currently in the process of negotiating several of these licenses and expect that we will also negotiate these types of licenses in the future. There can be no assurances that we will be able to negotiate these licenses on favorable terms, or at all.

Our Future Success May Depend On The Timely Introduction Of New Products And The Acceptance Of These New Products In The Marketplace.

Our ability to gain access to technologies needed for new products and services depends in part on our ability to convince licensors that we can successfully commercialize their inventions. We cannot assure that we will be able to continue to identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all.

If We Fail To Introduce New Products, Or Our New Products Are Not Accepted By Potential Customers, We May Lose Market Share.

Rapid technological changes and frequent new product introductions are typical for the markets we serve. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers invest their time in selecting and learning to use new products, and are often reluctant to switch products. To the extent we fail to introduce new and innovative products, we may lose market share to our competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business.

We may experience delays in the development and introduction of products. We cannot assure that we will keep pace with the rapid rate of change in life sciences research or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

     o    Availability, quality and price relative to competitive products;
     o The timing of introduction of the product relative to competitive products;
     o    Customers' opinions of the products' utility;
     o    Ease of use;
     o    Consistency with prior practices;
     o    Scientists' opinions of the products' usefulness;
     o    Citation of the product in published research; and
     o    General trends in life sciences research.

The expenses or losses associated with unsuccessful product development or lack of market acceptance of our new products could materially adversely affect our business, operating results and financial condition.

The Failure To Manage Our Growth In Operations And Acquisitions Of New Product Lines And New Businesses Could Have A Material Adverse Effect On Us.

The expected growth of our operations will place a significant strain on our current management resources. To manage this expected growth, we will need to improve our:


o        operations and financial systems;
o        procedures and controls; and
o        training and management of our employees.

Our future growth may be attributable to acquisitions of and new product lines and new businesses. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income.

Dependence On Key Personnel.

Our success depends on the continuing services of our management team, the loss of any of which could have a material and adverse effect on our business operations. In particular, our success depends on our Chairman of the Board, Robin (Rob) Hutchison, our President Stephen Rossetti, our Chief Executive Officer , Lawrence Lee, our Chief Financial Officer and Treasurer, Gerhard Wehr and our Vice President Dr. Julia Hunter. We do not maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of these individuals, or of any of our other key management or employees, could have a material adverse effect upon our business.

Failure To Attract and Retain Qualified Scientific or Production Personnel Could Have a Material Adverse Effect On Us.

Recruiting and retaining qualified
scientific and production personnel to perform research and development work and product manufacturing are critical to our success. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining a qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there is no assurance that we will be able to continue to successfully attract qualified personnel. In addition, our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production, and marketing will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would adversely affect our business.

We Need To Expand Our Sales And Support Organizations To Increase Market Acceptance Of Our Products.

 We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The employment market for sales personnel, customer service and support personnel in this industry is very competitive, and we may not be able to hire the kind and number of sales personnel, customer service and support personnel we are targeting. Our inability to hire qualified sales, customer service and support personnel may materially adversely affect our business, operating results and financial condition.

Limited Board of Directors.

 We currently have five directors on our Board of Directors, two of which are independent outside (non-employee) directors. We have allocated necessary capital and are actively seeking to purchase a Director and Officers Insurance
 Policy and will actively recruit 1-2 additional qualified outside directors upon purchase of the insurance policy.

After we purchase an appropriate D&O policy, however, we cannot guarantee that we will be able to attract or retain qualified directors.

Our officers and directors will own a controlling interest in our voting stock and investors will not have any voice in our management. Our officers and directors, in the aggregate, beneficially own approximately 58.45% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

     o    election of our board of directors;
     o    removal of any of our directors;
     o amendment of our certificate of incorporation or bylaws; and o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Additionally, there are key employees and consultants of the Company that are holders of our series of convertible preferred stock, and such holders have the option of converting their preferred stock into fully paid and nonassessable shares of common stock in accordance with their respective employment or consulting agreements. Although the preferred shares cannot be converted to Common Stock until six months from their issuance, and the converted shares will be restricted, such conversion to Common Stock will, nonetheless, dilute the shares issued and outstanding.

Limitation of Officers' and Directors' Liabilities

The Company's by-laws limit directors' and officers' liabilities to the maximum extent permitted under Nevada Law. In addition, the Company is obligated under its by-laws to indemnify its directors and officers against certain liabilities incurred with respect to their service in such capacities. Each of these measures could reduce the legal remedies available to the Company and the shareholders against such individuals.

We Depend Upon Our Third Party Suppliers.

We will rely on third party suppliers to supply the raw materials that we will utilize in our manufacturing processes.

We cannot assure our ability to obtain adequate supplies of raw materials on time to manufacture our products. Our inability to obtain adequate supplies of product may materially and adversely affect our business operations.

Reduction Or Delays In Research And Development Budgets And In Government Funding May Negatively Impact Our Sales.

Our future customers may include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to numerous factors that are outside our control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories. A portion of our future sales may be to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institute of Health ("NIH") and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure that this trend will continue. Government funding of research and development is subject to the political process, which is inherently unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budget deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business. Also, our potential customers receive funds from government-approved grants at particular times of the year. In the past, grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

The Biomedical Research Products Industry Is Very Competitive, and We May Be Unable To Continue To Compete Effectively In This Industry In The Future.

We are engaged in a segment of the biomedical research products industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their products. We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

o    Product performance, features and liability;
o    Price;
o    Timing of product introductions;
o Ability to develop, maintain and protect proprietary products and technologies;
o Sales and distribution capabilities; o Technical support and service; o Brand loyalty; o Applications support; and o Breadth of product line.

If a competitor develops superior technology or cost-effective alternatives to our products, our business, financial condition and results of operations could be materially adversely affected.

We May Be Unable To Protect Our Trademarks, Trade Secrets And Other Intellectual Property Rights That Are Important To Our Business.

We regard our trademarks, trade secrets and other intellectual property as an integral component of our success. We rely on trademark law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose our competitive position.

Intellectual Property Litigation Could Harm Our Business.

Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. In the event of an intellectual property dispute, we may be forced to litigate. This litigation could involve proceedings instituted by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.

If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.

Accidents Related To Hazardous Materials Could Adversely Affect Our Business.

Some of our operations require the controlled use of hazardous materials. Although we believe our safety procedures comply with the standards prescribed by federal, state, local and foreign regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result, which could seriously damage our business and results of operations.

Potential Product Liability Claims Could Affect Our Earnings And Financial Condition

 We face a potential risk of liability claims based on our products and services, and we have faced such claims in the past. We carry product liability insurance coverage which is limited in scope and amount but which we believe to be adequate. We cannot assure, however, that we will be able to maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure that this insurance will be adequate to protect us against a product liability claim, should one arise.

We Are Currently Subject To Governmental Regulation

Our business is currently subject to regulation, supervision and licensing by federal, state and local governmental authorities. We must also expend resources from time to time to comply with newly adopted regulations, as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to disciplinary actions or administrative enforcement actions. These actions could result in penalties, including fines.

RISKS RELATED TO OUR COMMON STOCK

Effect of Issuance of Preferred Stock.

Our authorized capital consists of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

The Board of Directors, without any action by our shareholders, is authorized to designate and issue shares of Preferred Stock in such series as it deems appropriate and to establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of shares of Preferred Stock that may be issued may be superior to the rights granted to the holders of existing Shares of Common Stock. The ability of the Board of Directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal regarding the Company, and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of Common Stock.

The Lack of a Mature Trading Market for our Common Stock May Cause our Stock Price to Decline Significantly and Limit the Liquidity of our Common Stock.

We do not meet the listing requirements for the listing or quotation of our common stock on any national or regional securities exchange or on NASDAQ. Currently, our common stock is traded on the Over-The-Counter Bulletin Board. As a result, accurate current quotations as to the value of our common stock are unavailable making it more difficult for investors to dispose of our common stock. The lack of current quotations and liquidity can cause our stock price to decline or to trade lower than the prices that might prevail if our securities were listed or quoted on an exchange or on NASDAQ.


Our Common Stock is Subject To The "Penny Stock" Rules Of The SEC And The Trading Market In Our Securities Is Limited, Which Makes Transactions In Our Stock Cumbersome And May Reduce The Value Of An Investment In Our Stock.

Since our common stock is not listed or quoted on any exchange or on NASDAQ, and no other exemptions currently apply, trading in our common stock on the Over-The-Counter Bulletin Board is subject to the "penny stock" rules of the SEC. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker and its salespersons in the transaction, and monthly account statements showing the market values of our securities held in the customer's accounts. The brokers must provide bid and offer quotations and compensation information before making any purchase or sale of a penny stock and also provide this information in the customer's confirmation. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.


We Have Paid No Dividends On Our Common Stock

We have paid no cash dividends on our Common Stock in the past and do not intend to pay any dividends on our Common Stock in the foreseeable future. Our Board of Directors is empowered to declare dividends, if any, to holders of the common stock, based on our earnings, capital requirements, financial condition, and other relevant factors. We anticipate that we will reinvest profits from our operations, if any, into our business. We cannot assure you that we will ever pay dividends to holders of our common stock.

ITEM 7. FINANCIAL STATEMENTS


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2003 AND 2002

                           APPLIED DNA SCIENCES, INC.
                          (A development Stage Company)

                           APPLIED DNA SCIENCES , INC.

                          Index to Financial Statements

                                                                                                          Page
Report of Independent Certified Public Accountants

                                                                                                           F-3
Consolidated Balance Sheet as of September 30, 2003  and  2002                                             F-4
Consolidated  Statement  of Losses for the year ended  September  30, 2003 , the period  September
16, 2002 (date of  inception)  to September  30, 2002 and the period  September  16, 2002 (date of
inception) to September 30, 2003                                                                           F-5
Consolidated  Statement of Deficiency in  Stockholders'  Equity for the period  September 16, 2002
(date of inception) to September 30, 2003                                                               F-6~ F-8
Consolidated Statements of Cash Flows for the  year ended September 30, 2003 , the   period
September  16, 2002 (date of inception) to September 30, 2002 and the period   September  16,              F-9
2002 (date of inception) to September 30, 2003
Notes to Consolidated Financial Statements                                                            F-10 to F-26

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Applied DNA Sciences, Inc.
Los Angeles, California

     We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (a development stage company) as of September 30, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year ended September 30, 2003 , the period September 16, 2002 (date of inception) through September 30, 2002 and the period September 16, 2002 (date of inception) through September 30, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

     We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied DNA Sciences , Inc. (a development stage company) at September 30, 2003 and 2002 and the results of its operations and its cash flows for the year ended September 30, 2003 , the period September 16, 2002 (date of inception) through September 30, 2002, and the period September 16, 2002 (date of inception) through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note J to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI  LLP
                         Russell Bedford Stefanou Mirchandani    LLP
                         Certified Public Accountants
McLean, Virginia
December 9, 2003

                           APPLIED DNA SCIENCES , INC
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 and 2002
                                                                                      2003              2002
                                                                                 -------------     -------------
                                     ASSETS
Current Assets:
Cash                                                                             $    193,471      $          -
                                                                                 -------------     -------------
       Total current assets                                                           193,471                 -

Other Assets:
Patents                                                                                13,890                 -
                                                                                 -------------     -------------

       Total other assets                                                              13,890                 -

                                                                                 $    207,361      $          -
                                                                                 =============     =============
               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities                                         $    454,000      $          -
Accrued expenses-related parties (Note C)                                             132,696                 -
Advance from shareholders and related parties  (Note C)                               109,592            10,612
                                                                                 -------------     -------------
    Total  current  liabilities                                                       696,288            10,612

Note payable  (Note B)                                                                 88,500                 -

Commitments and contingencies ( Note H)
DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.0001 per share; 10,000,000 shares authorized; none
issued at September 30, 2003 and September 30, 2002.                                        -                 -
Common Stock, par value $0.0001 per share; 100,000,000 authorized;
17,811,082 and 100,000 shares issued and outstanding at September 30, 2003 and
2002, respectively                                                                      1,781                10
Additional paid in capital                                                          2,577,568               990
Common stock subscribed                                                               300,000                 -
Deficit accumulated during development stage                                       (3,456,776)          (11,612)
                                                                                 -------------     -------------
      Total deficiency in stockholders' equity                                       (577,427)          (10,612)
                                                                                 $    207,361      $          -
                                                                                 =============     =============

           See accompanying notes to consolidated financial statements

                                       APPLIED DNA SCIENCES , INC.
                         ( A development stage company)
                        CONSOLIDATED STATEMENT OF LOSSES

                                                                             For the Period        For the Period September
                                                                            September 16, 2002          16, 2002 (Date Of
                                                   For the year ended       (Date Of Inception)        Inception) through
                                                      September 30,        through September 30,         September 30,
                                                         2003                    2002                        2003
                                                   ------------------      ---------------------    ------------------------
Operating expenses:
    General and administrative                     $       3,468,363       $             11,612     $             3,479,975
                                                   ------------------      ---------------------    ------------------------
      Total expenses                                       3,468,363                     11,612                   3,479,975

Loss from operations                                      (3,468,363)                   (11,612)                 (3,479,975)
                                                   ------------------      ---------------------    ------------------------

Other income(expense)                                         25,000                          -                      25,000
Interest (expense)                                            (1,801)                         -                      (1,801)
Income (taxes) benefit                                             -                          -                           -
                                                   ------------------      ---------------------    ------------------------
Net loss                                           $      (3,445,164)      $            (11,612)    $            (3,456,776)
                                                   ==================      =====================    ========================

Basic and diluted loss per common share
(Note E)                                           $           (0.27)      $              (0.12)
                                                   ==================      =====================

Weighted average common shares
outstanding                                               12,955,358                    100,000
                                                   ==================      =====================

           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2003

                                                                                                                Deficit
                                                                      Additional                              Accumulated
                                         Preferred                      Paid in   Common           Stock         During
                               Preferred  Shares   Common Common Stock  Capital   Stock         Subscription   Development
                                Shares    Amount   Shares   Amount      Amount    Subscribed      Receivable     Stage        Total
Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share          -      $ -    100,000  $ 10        $  990         -         $   -         $  -         $  1,000


Net Loss                            -        -          -     -             -         -             -      (11,612)         (11,612)
                               --------  -------- -------- ---------   --------   ------------  ---------- ----------    -----------
Balance at September 30,
2002                                -      -      100,000    10           990         -             -      (11,612)         (10,612)

Issuance of common stock
in connection with merger
with Prohealth Medical
Technologies , Inc on
October 21, 2002                    -      -   10,178,352 1,018             -         -             -            -            1,018
Cancellation of Common
stock in connection with
merger with Prohealth
Medical Technologies,
Inc on October
21, 2002                            -      -     (100,000)   (10)        (990)        -             -            -           (1,000)
Issuance of common stock
in exchange for services
in October 2002 at $ 0.065
per share                           -      -      602,000    60        39,070         -             -            -           39,130
Issuance of common stock in
exchange for subscription
in November and December
2002 at $ 0.065 per share           -      -      876,000    88        56,852         -       (56,940)           -                -
Cancellation of  common
stock in January 2003
previously issued  in
exchange for consulting
services                            -      -     (836,000)  (84)      (54,264)        -        54,348            -                -
Issuance of common stock
in exchange for licensing
services valued
at $ 0.065 per share in
January  2003                       -      -    1,500,000   150        97,350         -             -            -           97,500


Issuance of common stock
in exchange
for consulting services
valued at $ 0.13 per share
in January  2003                    -      -      586,250    58        76,155         -             -            -           76,213
Issuance of common stock
in exchange
for consulting services
at $ 0.065 per
share in February  2003             -      -        9,000     1           584         -             -            -              585
Issuance of common stock
to Founders 1in exchange
for services valued at
$0.0001  per share in
March 2003                          -      -   10,140,000 1,014             -         -             -            -            1,014
Issuance of  common stock
in exchange for consulting
services valued at
$2.53 per share in March 2003       -      -       91,060     9       230,625         -             -            -          230,634

           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2003
                                   (Continued)
Issuance of common stock in
exchange for consulting
services valued at  $
0.065 per share in March 2003       -    -        6,000       1       389             -             -            -              390
Common stock subscribed in
exchange for cash at $1 per
share in March 2003                 -    -            -       -         -        18,000             -            -           18,000
Common stock issued in
exchange for consulting
services at $ 0.065 per
share on April 1, 2003              -    -      860,000      86    55,814             -             -            -           55,900
Common stock issued in
exchange for
cash at $ 1.00 per share
on April 9, 2003                    -    -       18,000       2    17,998       (18,000)            -            -                -

Common stock issued in
exchange for
consulting services at $
0.065 per
share on April 9, 2003              -    -        9,000       1       584             -             -            -              585
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share on April 23, 2003             -    -        5,000       1    12,499             -             -            -           12,500
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share, on June 12, 2003             -    -       10,000       1    24,999             -             -            -           25,000
Common stock issued in
exchange for
cash at $ 1.00 per share
on June 17, 2003                    -    -       50,000       5    49,995             -             -            -           50,000
Common stock subscribed
in exchange
for cash at $ 2.50 per
share pursuant
to private placement
on June 27, 2003                    -    -            -       -         -        24,000             -            -           24,000

Common stock retired in
exchange for note payable
at $0.0118 per share,
on June 30, 2003                    -    -   (7,500,000)   (750)      750             -             -            -                -
Common stock issued in
exchange for
consulting services at
$0.065 per
share, on June 30, 2003             -    -      270,000      27    17,523             -             -            -           17,550
Common stock  subscribed
in exchange for cash at
$ 1.00 per share pursuant
to private placement on
June 30, 2003                       -    -            -       -         -        10,000             -            -           10,000
Common stock  subscribed
in exchange for cash at
$ 2.50 per share pursuant
to private placement on
June 30, 2003                       -    -            -       -         -        24,000             -            -           24,000
Common stock issued in
exchange for consulting
services at approximately
$2.01 per share, July 2003          -    -      213,060      21   428,797             -             -            -          428,818

           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2003
                                   (Continued)

                            Common stock canceled in
July 2003,
previously issued for
services rendered  at
$2.50 per share               -           -      (24,000)            (2)    (59,998)       -         -                -     (60,000)
Common stock issued
in exchange for
options exercised at
$1.00 in July 2003            -           -       20,000              2      19,998        -         -                -      20,000
Common stock issued
in exchange for
exercised of options
previously
subscribed at $1.00 in
July 2003                     -           -       10,000              1       9,999  (10,000)        -                -           -
Common stock issued in
exchange for
consulting services at
approximately
$2.38 per share,
August 2003                   -           -      172,500             17     410,913        -         -                -     410,930
Common stock issued in
exchange for
options exercised at
$1.00 in August 2003          -           -       29,000              3      28,997        -         -                -      29,000
Common stock issued
in exchange for
consulting services
at approximately
$2.42 per share,
September 2003                -           -      395,260             40     952,957        -         -                -     952,997
Common stock issued
in exchange  for
cash at $2.50 per
share-subscription
payable-September 2003        -           -       19,200              2      47,998  (48,000)        -                -           -
Common stock issued in
exchange for
cash at $2.50 per
share pursuant to
private placement
September 2003                -           -        6,400              1      15,999        -         -                -      16,000
Common stock issued in
exchange for
options exercised at
$1.00 in  September 2003      -           -       95,000              9      94,991        -         -                -      95,000
Common stock and
subscription
receivable
reclassification
adjustment                                             -              1           6        -     2,292                -       2,585
Common Stock subscribed to
at $2.50 per share in
September 2003                                         -              -           -  300,000         -                -     300,000
Net Loss for the year
ended September 30, 2002      -           -            -              -           -        -         -       (3,445,164) (3,445,164)
                         --------   --------  -----------      -------- ----------- --------- ---------   ------------- ------------
Balance at September 30,
2003                          -         $ -   17,811,082       $  1,781  $2,577,568 $300,000   $     -      $(3,456,776)  $(577,427)
                         ========   ========  ===========      ======== =========== ========= =========   ============= ============

          See accompanying notes to consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              For the Period        For the Period
                                                                                            September 16, 2002    September 16, 2002
                                                                                            (Date Of Inception)  (Date of Inception)
                                                                      For the year ended         through              through
                                                                        September 30,          September 30,       September 30,
                                                                             2003                   2002                2003
                                                                      ------------------   --------------------  -------------------
Cash Flows from operating activities:
 Net loss                                                             $      (3,445,164)   $           (11,612)  $       (3,456,776)
Adjustments to reconcile net loss to net cash used
in operating activities:
Common stock issued in exchange for services                                  2,292,350                  1,000            2,293,350
rendered
Organization expenses convertible  note  issued in
exchange of  common shares                                                       88,500                      -               88,500
Changes in assets and liabilities:
 Increase in Other  Assets                                                      (13,890)                     -              (13,890)
Increase in due to related parties                                              132,696                      -              132,695
Increase in Accounts payable and accrued liabilities                            454,000                      -              454,000
                                                                      ------------------   --------------------  -------------------
Net cash used in operating activities                                          (491,509)               (10,612)            (502,121)
Cash Provided by Financing Activities:
Proceeds from sale of common stock                                              432,000                      -
                                                                                                                            432,000
 Proceeds from sale of options                                                  154,000                      -              154,000
 Advances from shareholders                                                      98,980                 10,612              109,592
                                                                      ------------------   --------------------  -------------------
 Net cash provided by financing activities                                      684,980                 10,612              695,592
                                                                      ------------------   --------------------  -------------------
Increase in cash and cash equivalents                                           193,471                      -              193,471
Cash and cash equivalents, beginning of year
                                                                                      -                      -                    -
                                                                                      -                      -                    -
Cash and cash equivalents, end of year                                $         193,471    $                 -   $          193,471
                                                                      ==================   ====================  ===================

Supplemental Information:
  Cash paid during the period for interest                            $               -    $                 -   $                -
  Cash paid during the year for taxes                                                                        -                    -
                                                                                      -
  Non cash disclosures:
Common stock issued for services                                              2,292,350                  1,000            2,293,350
Organization expenses- note  issued in exchange                                  88,500                      -               88,500
of  shares retired

  Acquistion:
Common stock retained                                                                 -                  1,015                1,015
Assets acquired                                                                       -                   (135)                (135)
                                                                      ------------------   --------------------  -------------------
Total consideration paid                                                              -                    880                  880
                                                                      ==================   ====================  ===================

           See accompanying notes to consolidated financial statements

 APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage , as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2003, the Company has accumulated losses of $ 3,456,776.

Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company follows a policy of recognizing income as revenue in the period the services are provided and the products shipped.

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Income Taxes

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

                           APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

                           APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2003 and for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E):

                                                                                                   For the Period September 16, 2002
                                                            For the Year Ended September 30,2003      (Date of Inception) through
                                                                                                          September 30, 2002

Net loss - as reported                                              $ (3,445,164)                            $  (11,612)
Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                            -                                      -
Deduct: Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)                          -                                      -

Net loss - Pro Forma                                                $ (3,445,164)                             $ (11,612)
Net loss attributable to common stockholders - Pro forma
                                                                    $ (3,445,164)                             $ (11,612)
Basic (and assuming dilution) loss per share - as reported              $  (0.27)                              $  (0.12)
Basic (and assuming dilution) loss per share - Pro forma               $   (0.27)                             $   (0.12)

                           APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $ 3,456,776 during the period September 16, 2002 (date of inception) through September 30, 2003 . The Company's current liabilities assets exceeded its current assets by $ 502,816 as of September 30, 2003.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from September 16, 2002(date of inception) through September 30, 2003.

Advertising

The Company will follow a policy of charging the costs of advertising to expenses incurred. The Company did not occur any advertising costs during the year ended September 30, 2003 or for the period September 16, 2002 (date if inception) through September 30, 2002.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)


Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of our intangible assets are subject to amortization

New Accounting Pronouncements


In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's financial statements.

                             APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities . SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

NOTE B - MERGER

Acquisition

On October 21, 2002, the Company completed a Plan and Agreement of Reorganization ("Merger") with ProHealth Medical Technologies, Inc. ("ProHealth") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of was $ 880. From November 1988 until the date of the merger, ProHealth was an inactive entity with no significant assets and liabilities

Effective with the Merger , all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 10,178,352 shares of ProHealth common stock. The value of the stock that was issued was the historical cost of the ProHealth's net tangible assets, which did not differ materially from their fair value. In accordance with SFAS No. 141, the Company is the acquiring entity.

Effective with the Merger, ProHealth changed its name to Applied DNA Sciences, Inc.

         APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE B - MERGER (continued)

The total purchase price and carrying value of net assets acquired of ProHealth was $1. The net assets acquired were as follows:

       Common stock retained by  ProHealth shareholders          $ 1,015
       Assets acquired                                             (135)
       Total consideration paid                                  $  880

In accordance with SOP 98-5, the Company  expensed $880 as organization costs.

Note Payable

In connection with the Company's acquisition of ProHealth, the controlling owner of ProHealth granted the Company an option to acquire up to 8,500,000 shares of the Company's common stock in exchange for $100,000 (see Note D). The option expires on December 10, 2004. On June 30, 2003, the Company exercised its option and acquired 7,500,000 common shares under this agreement in exchange for a $88,500 convertible promissory note payable to the former controlling owner.

The terms of the note payable are as follows:

                                                                                      2003          2002
Note  payable on October 31,  2004,  together  with  interest at 8% per annum, unsecured.  Should the Company default under the terms of the Note, Noteholder has the option to convert  the  unpaid  principal  at  maturity  to  7,500,000 shares of the Company's common stock and receive  additional  common shares in exchange  for accrued and unpaid  interest at a  conversion  rate equal to the
then fair market value of the Company's common stock.                                 $88,500       $    -
Less: current portion                                                                       -
                                                                                                         -
                                                                                     $ 88,500        $   -

The Company accounted for the acquisition of the shares as an organization cost and charged $88,500 to operations and retired the 7,500,000 shares acquired common stock.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE C - RELATED PARTY TRANSACTIONS

Included in current liabilities is $109,592 and $ 10,612 at September 30, 2003 and 2002, respectively , which represents advances from the stockholders of the Company. No formal agreements or repayment terms exist.

Also, the Company owed $132,696 and $0, at September 30, 2003 and 2002, respectively to the stockholders and other related parties towards accrued expenses.

The Company leases office space under a sub lease agreement with an entity controlled by a significant former shareholder of the Company (see Note H).

The Company has entered into long term employment and consulting agreements with Company's President and Chief Executive Officer and an entity controlled by a former significant Company shareholder, respectively (see Note H).

NOTE D- CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock , with $0.0001 par value per share. As of September 30, 2003, there are no preferred shares issued and outstanding. The Company is authorized to issue 100,000,000 shares of common stock , with $0.0001 par value per share. As of September 30, 2003, the Company has issued and outstanding 17,811,082 common share.

During the period September 16, 2002 through September 30, 2002, the Company issued 100,000 shares of common stock in exchange for reimbursement of services provided by the founders of the Company. The Company valued the shares issued at approximately $1,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October, 2002, the Company issued 10,178,352 shares of common stock in exchange for the previously issued 100,000 shares to the Company's founders in connection with the merger with Prohealth Medical Technologies, Inc (see Note
B).

In October, 2002 the Company canceled 100,000 shares of common stock issued to the Company's founders.

In October 2002 the Company issued 602,000 shares of common stock in exchange for services valued at $ 0.065 per share. In accordance with EITF 96-18 the measurement date to determine fair value was in October 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE D- CAPITAL STOCK (continued)

In November and December 2002, the Company issued 876,000 shares of common stock in exchange for subscription at $ 0.065 per share. In accordance with EITF 96-18 the measurement date to determine fair value was in October 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

In January 2003, the Company canceled 836,000 shares of common stock previously issued in exchange for consulting services .

In January 2003, the Company issued 1,500,000 shares of common stock in exchange for a licensing agreement (see Note H). The Company valued the shares issued at approximately $ .065 per share, which represents the fair value of the license received which did not differ materially from the value of the stock issued. The Company charged the cost of the license to operations.

In January 2003, the Company issued 586,250 shares of common stock in exchange for consulting services. In accordance with EITF 96-18 the measurement date to determine fair value was in October 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.13 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

In February 2003, the Company issued 9,000 shares of common stock in exchange for consulting services. In accordance with EITF 96-18 the measurement date to determine fair value was in October 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2003, the Company issued 10,140,000 shares of common stock to Company's founders in exchange for services. In accordance with EITF 96-18 the measurement date to determine fair value was in September 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.0001 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2003, the Company issued 91,060 shares of common stock in exchange for consulting services . The Company valued the shares issued at approximately $2.53 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE D- CAPITAL STOCK (continued)

In March 2003, the Company issued 6,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $
0.065 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2003, the Company received subscription for 18,000 shares of common stock in exchange for cash at $1 per share.

On April 1, 2003, the Company issued 860,000 shares of common stock in exchange for consulting services provided to the Company. In accordance with EITF 96-18 the measurement date to determine fair value was in October 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

On April 9, 2003, the Company issued 18,000 shares of common stock in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.

On April 9, 2003, the Company issued 9,000 shares of common stock in exchange for consulting services provided to the Company . In accordance with EITF 96-18 the measurement date to determine fair value was in October 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

On April 23, 2003, the Company issued 5,000 shares of common stock in exchange for consulting services provided to the Company. The Company valued the shares issued at approximately $2.50 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On June 12, 2003, the Company issued 10,000 shares common stock in exchange for consulting services provided to the Company. The Company valued the shares issued at approximately $ 2.50 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On June 17 2003, the Company issued 50,000 shares of common stock in exchange for cash at $1.00 per share

On June 30, 2003, the Company issued 270,000 shares of common stock in exchange for consulting services provided to the Company . In accordance with EITF 96-18 the measurement date to determine fair value was in October 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE D- CAPITAL STOCK (continued)

On June 30, 2003, the Company received $10,000 as subscription for options to purchase the Company's common stock at $1.00 per share.



In June, 2003, the Company received $48,000 in connection with a subscription to purchase the Company's common stock pursuant to a private placement.


In connection with the Company's acquisition of ProHealth , the controlling owner of ProHealth granted the Company an option to acquire up to 8,500,000 shares of the Company's common stock in exchange for $100,000 (see Note B). The option expires on December 10, 2004. On June 30, 2003, the Company exercised its option and acquired 7,500,000 common shares under this agreement in exchange for a $88,500 convertible promissory note payable to the former controlling owner. The Company has an option through December 10, 2004 to acquire the remaining 1,000,000 shares from the former controlling owner in exchange for $11,500. On June 30, 2003, the Company retired the 7,500,000 shares common acquired pursuant to the option agreement.

In July 2003 the Company issued 213,060 shares of common stock for consulting services provided to the Company. The Company valued the shares issued at approximately $ 2.01 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued

In July 2003, the Company canceled 24,000 shares of common stock, previously issued for services valued at $2.50 per share.


In July 2003, the Company received $20,000 in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.

In July 2003, the Company issued 10,000 shares of common stock for cash previously subscribed at $1.00 per share.

In August 2003, the Company issued 172,500 shares of common stock in exchange for consulting services provided to the Company. The Company valued the shares issued at approximately $ 2.38 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued

In August 2003, the Company received $29,000 in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.

In September 2003, the Company issued 395,260 shares of common stock in exchange for consulting services provided to the Company. The Company valued the shares issued at approximately $ 2.42 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE D- CAPITAL STOCK  (continued)

In September 2003, the Company issued 19,200 shares of common stock for cash previously subscribed at $2.50 per share.

In September 2003, the Company issued 6,400 shares of common stock issued in exchange for cash at $2.50 per share pursuant to private placement.

In September 2003, the Company received $ 95,000 in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.


In September 2003, the Company received $300,000 in connection with a subscription to purchase the Company's common stock pursuant to a private placement.

The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE  E - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

                            Warrants Outstanding                                Warrants Exercisable
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
              $1.00           338,000                    5.00          $ 1.00       338,000         $  1.00
              $3.50            45,500                    2.00          $ 3.50        45,500         $  3.50
                              383,500                                               383,500

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE E- STOCK OPTIONS AND WARRANTS  (continued)

Transactions involving warrants are summarized as follows:

                                                                      Number of Shares         Weighted Average
                                                                                              Price Per Share
       Outstanding at September 30, 2002                                           -                   $   -
          Granted                                                            605,500                    1.19
          Exercised                                                                                     1.00
                                                                            (222,000)
          Canceled or expired                                                      -                       -
       Outstanding at September 30, 2003                                     383,500                $   1.30

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 1.25%, a dividend yield of 0% and volatility of 9%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $0 for the years ended September 30, 2003 and 2002.

NOTE F- INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At September 30, 2003, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $3,456,776, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company , it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE F- INCOME TAXES (continued)

Components of deferred tax assets as of September 30, 2003 are as follows:



                Non current:
                Net operating loss carryforward
                                                                    $1,210,000
                Valuation allowance                                 (1,210,000)
                Net deferred tax asset                             $    -



NOTE G-LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                               For the Year Ended      For the Period September 16,
                                                                September 30,2003        2002 (Date of Inception)
                                                                                         through September 30, 2002
Loss available for common shareholders                             $ (3,445,164)                    $  (11,612)
Basic and fully diluted loss per share                               $    (0.27)                     $   (0.12)
Weighted average common shares outstanding                           12,955,358                        100,000

Net loss per share is based upon the weighted average of shares of common stock outstanding

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE  H- COMMITMENTS AND CONTINGENCIES

Licensing Agreement

In October 2002, the Company entered into an exclusive Licensing Agreement ("License") with Biowell Technology, Inc., a company formed under the laws of Taiwan, Republic of China. The initial term of the License expires in 2007 with renewal options under certain terms and conditions. The License grants the Company the exclusive use of certain patented DNA technology, along with the rights to future technology, in exchange for an initial payment of 1,500,000 shares of the Company's restricted common stock (see Note D). The Company is obligated to order minimum purchase orders or make certain minimum annual royalty payments beginning in 2003 as follows:

Year ending                   Minimum purchase orders    Alternative Minimum
October 8,                                                Royalty Payable
 2003                                 $ 50,000                 $ 25,000
 2004                                  300,000                  100,000
 2005                                  360,000                     -
 2006                                  432,000                     -
 2007                                  518,400                     -




Franchising and Distribution Agreements

The Company has entered into a Distribution and Franchising Agreement ("Franchise Agreement") in July 2003. Under the terms of the Franchise Agreement, the franchisee is obligated to pay the Company $3,000,000 payable $25,000 upon execution of the Franchise Agreement and the balance of $2,975,000 payable over five (5) years with interest accruing at 8% per annum. Payments under the Franchise Agreement are subject to franchisee's net profits, as defined, under the Franchise Agreement. During the year ended September 30, 2003, the Company has received the initial $25,000 installment and has recognized the receipt as other income in the accompanying financial statements.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE  H- COMMITMENTS AND CONTINGENCIES (continued)

Lease Commitments

The Company sub-lets office space in Los Angeles, California on a year to year basis from an entity controlled by a significant former shareholder of the Company.

Rental expense for the year ended September 30, 2003 and the period September 16, 2002 (date of inception) through September 30, 2002 charged to operations was $ 30,000 and $ 0, respectively.

Employment and Consulting Agreements

The Company has employment agreements with the Company's officers and certain employees. These employment agreements provide for salaries and benefits, including stock options and extend up to seven years. In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

The Company has a consulting agreement with an entity controlled by a former significant shareholder of the Company. The consulting agreement provides for compensation and certain benefits, including stock options and extend up to seven years. In addition to compensation and benefit provisions, the agreements include defined commitments should the employer terminate the consultant with or without cause.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or consultant terminates such engagement by written notice.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002


NOTE I- SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company received approximately $ 690,000 in connection with the private placement of the Company's common stock, convertible debentures and the exercise of previously issued warrants. In addition, the Company's agent has received in escrow $769,500 in connection with the placement of short term convertible debentures. The proceeds from the placement, less costs of approximately $100,000 shall be released to the Company when certain conditions of closing are met.

NOTE J- GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period September 16, 2002 through September 30, 2003, the Company incurred a loss of $3,456,776. In addition, the Company has a deficiency in stockholder's equity of $577,427. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing DNA embedded biotechnology security solutions in the United States and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 11, 2002 the Company dismissed its certifying accountant, S.W. Hatfield, CPA ("Hatfield"). Hatfield's reports on the financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the audit report for the years ended December 31, 2001 and 2000 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors.

There were no disagreements with Hatfield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two fiscal years ended December 31, 2001 and 2000 and during the interim period ended November 11, 2002, which, if not resolved to Hatfield's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report, as required by Item 304(a)(1)(iv) of Regulation S-B.

The Company has engaged Russell Bedford Stefanou Mirchandani LLP ("Russell Bedford Stefanou Mirchandani ") as its certifying accountant as of November 1, 2002 for the Company's fiscal year ending December 31, 2002. The Company has not consulted Russell Bedford Stefanou Mirchandani previously to Russell Bedford Stefanou Mirchandani retention on either the application of accounting principles or the type of opinion Russell Bedford Stefanou Mirchandani might render on the Company's financial statements.

ITEM 8(a) CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by Applied DNA Sciences, Inc. in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2003, under the supervision and with the participation of Applied DNA Sciences, Inc.'s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers. The position(s) held by each of our executive officers and Directors as of December 8, 2003 are shown in the following table. Biographical information for each is set forth following the table.



MANAGEMENT

Our senior executive officers and directors, and their ages as of December 15, 2003, are as follows:

           Names:                                  Ages        Titles:                     Member of Board of
                                                                                           Directors
           Lawrence C. Lee                          43         CEO                         Director
           Stephen Rossetti                         53       President
           Gerhard Wehr                             57     CFO, Treasurer                  Director
           Dr. Julia Hunter                         48          VP                         Director
           Michael Hill                             43                                     Outside Director
           Rob Hutchison                            48                                     Outside Director
           Jaime Cardona                            37        Secretary

Chairman of the Board, Robin Hutchison

In November of 2003, Robin "Rob" Hutchison joined the Board of Directors of the Company. On December 12, 2003, he was appointed Chairman of the Board. Previously, Hutchison served on Board of Directors of PowerHouse Technologies Group, Inc., the developer of mobile computing solutions that enhance personal productivity. He is the founder of several companies, including eCharge Corporation of Seattle, Washington, specialists in alternative payment methods for the Internet. Mr. Hutchison served as eCharge's president and chief technical officer and played an integral role in raising in excess of $90 million in private funding. Mr. Hutchison pioneered, and holds the patent pending on, unique digital certificate technology using Bio-metrics that enabled eCharge to provide secure Internet commerce ransactions.

Prior to co-founding eCharge, Mr. Hutchison was president of Canada-based SNI Corporation, specialists in the integration of SUN Microsystems UNIX-based systems and Internet and computer firewall security. Mr. Hutchison also served as the western regional director of sales and operations for Everex Canada Inc., and as vice president and co-founder of Vivox International Inc.

Mr. Hutchison, remains on the Board of Directors of eCharge. He retired from the company in 2002 to assist in the development of several start-ups and mature technology companies, including Bit Learning, Via Vis Technologies Inc., One Person Health Inc. and Applied DNA Canada. Mr. Hutchison is member of the Board of Directors of Golden Goliath Resources and Serebra Learning Corporations.

CEO & Director- Lawrence C. Lee

Lawrence C. Lee has served as President, CEO and Director since September of 2002. In September of 2003, Stephen Rossetti became President, and Mr. Lee continues to serve as Director and CEO.

Prior to becoming president and CEO of the Company, Mr. Lee held management positions at Hughes Aircraft, Boeing and General Motors where he worked on innovative and cutting-edge new technology.

Mr. Lee currently serves on the board of advisors and/or partners for several U.S. and international companies including: Dery Resources Inc.; IMC, and VO Management, LLC.

Mr. Lee has a Master of Science in Computer/Electronic Engineering from California State University and a Bachelor of Science in Mechanical/Biomedical Engineering from Virginia Tech. He has also received advanced training in Business Executive Management and Finance from University of California, Los Angeles and the Hughes Education Center.

President, Stephen Rossetti

Steven Rossetti is our President, having served in this capacity since September of 2003. He previously served on our Advisory Board of Directors from October of 2002 through September of 2003. Mr. Rossetti has also served as our special Washington consultant since October of 2002. Prior to that, Mr. Rossetti served as the President of Markquest, a Washington D.C. based consulting practice with emphasis on national security and technology issues., from January 2001 to October 2003.

From November 1998 through January 2001, Mr. Rossetti worked for the United States Department of Defenses as the Director of Defense Integrated Travel. Prior to that, he spent 10 years on the staff of the House Armed Services Committee working with readiness and infrastructure issues including special operations forces, National Guard and Reserve preparedness, chemical and biological weapons preparedness and response, and missions other than war such as counter-drug and counter-terror.

Chief Financial Officer, Treasurer and Director--Gerhard Wehr

Mr. Wehr joined Applied DNA Sciences as Chief Financial Officer, Treasurer and member of the board of directors in December 2002. From June 2002 until December 2002, Mr. Wehr was the President and Chief Executive Officer of Vo Management, LLC, a Reno, Nevada based hedge fund. From June 2001 until June 2002, Mr. Wehr was the Director of Pacific Overture KK, based in Tokyo, Japan. From May 2000 through May 2001, Mr. Wehr was a Managing Member of Alexus Capital, LLC, based in San Mateo, California. Between March 1997 and April 2000, Mr. Wehr was the President and member of the board of directors of BNP Paribas Asset Management (Japan) Ltd., in Tokyo, Japan.

Previously, Mr. Wehr has also served as the Director and a member of the board for Barclays de Zoete Wedd Ltd., in London, England, Managing Director of Barclays Trust and Banking (Japan) Ltd., Chief Executive Officer of Dresdner Securities (Asia) Ltd., in Tokyo, and Chief Executive Officer of ING Barings Securities in Tokyo.

In Singapore, Mr. Wehr was appointed Member of the Singapore Securities Industry Council for a two-year-term (1985-1986) by invitation of the Ministry of Finance. The Securities Industry Council is the regulatory agency for the financial market.

Mr. Wehr is a certified Director (Anderson School of Business- UCLA)

Vice President and Director -- Julia Hunter, MD

Dr. Julia Hunter, was appointed to the Board of Directors in October of 2003, and was also named Vice President and serves on the Company's management team. Previously, Dr. Hunter served as a special advisor to the Company from November of 2002 through October of 2003 She has been involved from the genesis of Applied DNA Sciences as medical counsel, and currently leads the company's pharmaceutical, cosmetic and comestible team.

Dr. Hunter is a Board certified anesthesiologist with further concentration in acute and chronic pain management. Early in her career, she was drafted as interim, then Acting Chief Executive Officer, of several privately held small-cap corporations. She has advised a large Internet medical information outlet from its inception, is ongoing with niche market pharmaceutical corporations and published on the physician panels of Scott-Levin and The Harris Poll.

Secretary- Jaime Cardona

Jaime Cardona is our Company's Secretary, having served in this capacity since October of 2002. Prior to joining the Applied DNA Sciences team, from 1998 through October of 2002, he was a General Partner at Phazon, Inc., a multimedia company in North America, specializing in digital technology. Jaime was employed as an assistant to Mr. Gianni Versace, founder and world-renowned designer of Versace, Spa from 1992-1997. In addition, during the period of 1995 through 1998, Jaime founded and operated South Beach Web, Inc.

Mr. Cardona holds dual Associate Degrees in Architecture and in Computer Science from Miami Community College.

Director--Michael E. Hill

He is also serving as the trustee and governor for the Shawnigan Lake School, a top ranked, international private school in Canada.

Hill was an Investment Banker at Research Capital from 1997-2002 where he managed a portfolio exceeding $300 million. Prior to working with Research Capital, Hill performed similar tasks with Scotia Capital Markets and Burns Fry Ltd. He was employed with these companies from 1987 until 1997.


Our directors serve for a one-year term or until successors are elected and qualified. Our officers hold office until the first meeting of directors following the Annual Meeting of Shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors..

Advisory Board

We have several people who serve as advisors on an as needed basis. These individuals are well respected in their fields and provide answers and guidance to our officers and directors. Each advisory board member receives 1,000 shares of our common stock a month for their services. We do not have any written agreements between us and the members of the advisory board.

Consulting Agreements

Following is a summary of the various consulting agreements we currently have executed.

Global Elite Partners

We entered into a consulting agreement with Global Elite on August 25, 2003 for a term of seven years. Global receives $20,000 a month plus 200,000 stock options per year exercisable at the lower of 55% of closing stock price for the year or $1.00. Global Elite provides business development and product licensing services.

Jeffrey Brown

We entered into a consulting agreement with Jeffrey Brown on April 9, 2003 for an initial term of six months with automatic renewals for a term of two months. Mr. Brown receives 4,000 shares of our common stock per month which we have agreed to provide on a Form S-8. Mr. Brown provides us with marketing, media and technology services.

Larry Bocock

We entered into a consulting agreement with Larry Bocock on September 15, 2002 for a term of two years. Mr. Bocock received 40,000 shares of our common stock which we have agreed to provide on a Form S-8 and 100,000 shares of restricted common stock. Mr. Bocock provides us with business operations services.

Rick Lucas

We entered into a consulting agreement with Rick Lucas on March 15, 2003 on a month to month basis. Mr. Lucas receives $55 per hour in cash plus 7,500 shares of restricted common stock for every six months of service. Mr. Lucas provides us with marketing services.

Kristin Gabriel

We entered into a consulting agreement with Kristin Gabriel on November 1, 2002 for a term of one year. Ms. Gabriel received $3,000 per month from November 2002 through December 2003, and $4,300 from March 2002 until November 2003. Ms. Gabriel is currently working on a month to month basis for $4,300 per month. Ms. Gabriel provides us with public relations services.

Janet Margolis

We entered into a consulting agreement with Janet Margolis on March 1, 2003 for a term of nine months. Ms. Margolis received $3,000 per month from March through August, and $3,750 per month from September through December. Ms. Margolis provides us with sales and marketing services.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


In September of 2003, we reviewed the holdings of our officers and directors to determine if any purchase, sales or transfers were made throughout the year that may not have been disclosed properly on a Form 4. Any such sales were properly disclosed on Form 5.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Currently, our inside Directors are not compensated for their services, although their expenses in attending meetings are reimbursed.

Compensation of Management
Name & Principal                                                      Other
Position                           Year              Bonus        Compensation

                                                    Salary
                                                     (Annual)

Lawrence C. Lee, CEO                2002            $-0-(1)           182,000
                                    2003            $300,000


Stephen Rossetti, President         2002             -0-
                                    2003             -0-(2)

Gerhard Wehr, CFO                   2002            -0-(1)-0-          40,000
                                    2003            $180,000

Jaime Cardona, Secretary            2002            -0-(1)             66,000
                                    2003            $90,000


Julia Hunter, Vice President        2002            -0-
                                    2003            -0- (3)

     (1) From October 2002 through July 2003, Larry Lee, Gerhard Wehr and Jaime Cardona received shares in lieu of salaries from the Company's Professional/Employee/ Consultant compensation plan. The No. of shares is indicated under "Other Compensation."

     (2) Stephen Rossetti entered into an employment agreement with the Company in October of 2003. His compensation for his first three months of employment was $5,000 per month. This was during a 90 day review period, which will be completed on January 25 2003. Going forward, if the Company' Board elects to continue with the contract after the conclusion of the review period, Mr. Rossetti's annual salary, for his initial term of 2 years, will be $120,000 per year.

     (3) Julia Hunter entered into an employment agreement with the Company on October 22, 2003. Her annual compensation for the two year term of the agreement is $120,000


Compensation of Advisors

The members of our Advisory Board are compensated by the issuance of shares of our Common Stock, at the rate of 1,000 shares for each month of service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 5, 2003, information regarding the beneficial ownership of shares of Common Stock by each person known by the Company to own five percent or more of the outstanding shares of Common Stock, by each of the Officers, by each of the Directors, and by the Officers and Directors as a group. At the close of business on December 5, 2003, there were 18,218,521 shares issued and outstanding of record.

Name And Address                      Shares of            Percentage
Of Beneficial Owners                  Common Stock         as of 12/15/03(1)

Lawrence Lee                          9,915,550(2)             54.43%
P O Box 88715
Los Angeles, CA   90009

Stephen Rossetti                         32,000                 0.17%
5408 Duvall Drive
Bethesda, MD 20816

Gerhard Wehr                            115,700                 0.64%
522 Beresford Ave.
Redwood City, CA 94061

Michael Hill                            200,000                 1.09%
44 Sierra Vista  Close SW
Calgary, Alberta   T3H3A3

Jaime Cardona                           150,750                 0.83%
1285 Crescent Heights
Boulevard Apt. D
Los Angeles, CA     900046

Julia Hunter                            234,000 (3)             1.28%
8251 Roxbury Road
Los Angeles, CA 90069-1629

Rob Hutchison                           -0-(4)

3489 Canterbury Place
S. Surrey, British Columbia
Canada V35 0G8

Glenn Little                          2,285,000(5)              12.54%
211 West Wall
Midland, Texas 79701

Biowell Technology, Inc.              1,500,000                  8.23%
18F, No.959, Chung-Cheng Rd.
Chung-Ho City, Taipei County
Taiwan, R.O.C

All Executive Officers and 10,648,000 58.45% Directors as a group (7 persons)

(1)  Based upon 18,218,521 shares issued and outstanding on December 5, 2003.

(2) Of this total, 5,320,000 shares were acquired from RHL Management, Inc. in August of 2003. The transaction was properly disclosed on forms 13D and 4.

(3) Dr. Julia Hunter became an affiliate on October 22, 2003 when she was appointed to the Board of Directors and was hired as Vice President.

(4) Robin H. ("Rob"") Hutchison became an affiliate on November 8, 2003 when he was appointed to the Board of Directors.

(5) Of this total, 1,000,000 shares remain subject to an option agreement with the founders of the Company. The exercise period is two years from the date of the grant, expiring in December of 2004. For $11,764.71, the founders can exercise the remainder of the option and return the 1,000,000 shares to the Company's authorized stock for cancellation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March of 2003, RHL Management entered into a stock purchase agreement with O'Dwyer Management, Inc. (the "O'Dwyer Transaction") wherein RHL sold 4,920,000 of its shares of the Company's Common Stock to O'Dwyer for $7,970,400, which was to be paid over a period of 10 years and was secured by an interest bearing promissory note. In August of 2003, that transaction was rescinded, and shortly thereafter, on August 28, 2003, Larry Lee acquired the 4,920,000 shares from RHL Management, Inc. in a private transaction for a purchase price of Five Million Dollars ($5,000,000), which was paid as follows: (i) Fifty Thousand Dollars ($50,000), via certified check from personal funds at the time of transfer of the Stock; (ii) Fifty Thousand Dollars to be paid within 60 days of the execution of the stock purchase agreement; and (iii) Four Million Nine Hundred Thousand Dollars ($4,900,000) in the form of a promissory note. As part of a grant of Option and Voting Rights Agreement between Glenn Little and the Initial Shareholders of Applied DNA Sciences, Lawrence Lee and Rick Langley were granted the voting rights of 8,500,000 of the shares held by Glenn Little. Additionally, those grantees had the option to purchase 8,500,000 of Little's shares for the sum of $100,000. Rick Langley transferred his voting rights to Richard Langley, Sr. in March of 2003. After the rescission of the O'Dwyer Transaction, the voting right reverted to Rick Langley and he, in turn, transferred the rights to Larry Lee in August of 2003. On or about June, 6, 2003, the grantees partially exercised their option with Glenn Little, and cancelled or returned 7,500,000 to the Company's authorized Common Stock. We have no policy regarding entering into transactions with affiliated parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits

     The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

EXHIBIT INDEX:

2.1 Articles of Merger of Foreign and Domestic Corporations, filed December 26, 1998 with the Florida Secretary of State;


2.2 Articles of Merger of Foreign and Domestic Corporations, filed December 19, 1998 with the Nevada Secretary of State;

3.1 Articles of Incorporation of DCC Acquisition Corporation, filed April 20, 1998 with the Nevada Secretary of State;

3.2* Articles of Amendment of Articles of Incorporation of DCC Acquisition
     Corp. changing corporation name to ProHealth Medical Technologies, Inc.

3.3 Certificate of Designations, Powers, preferences and Rights of the Founders' Series of Convertible Preferred Stock, filed March 19, 2003 with the Nevada Secretary of State;


3.4 Articles of Amendment of Articles of Incorporation of Applied DNA Sciences, Inc. increasing the par value of the company's common stock, filed on December 3, 2003 with the Nevada Secretary of State.


3.5  By-Laws of Applied DNA Sciences, Inc.


4.1* 2004 Combined Incentive and Nonqualified Sock Option Plan

10.1** Exclusive License Agreement between Biowell Technology Corp. and Applied
     DNA Sciences, Inc. executed on October 8, 2002;


10.2** Sub-License Agreement with G. A. Corporate Finance Ltd. Applied DNA
     Sciences, Inc., executed on July 29, 2003, and amended.


10.3** Indemnification Agreement with Larry Lee;


10.4*  Indemnification Agreement with Robin Hutchison


10.5*  Indemnification Agreement with Gerhard Wehr;


10.6*  Indemnification Agreement with Dr. Julia Hunter;


10.7** Indemnification Agreement with Jaime Cardona;


10.8*  Indemnification Agreement with Michael Hill;


10.9   Indemnification Agreement with Stephen Rossetti;


10.10* Employment Agreement between the Company and Larry Lee


10.11* Employment Agreement between the Company and Gerhard Wehr;


10.12* Employment Agreement between the Company and Stephen Rossetti


10.13* Employment Agreement between the Company and Dr. Julia Hunter


10.14* Lease Agreement with SUNSET SIERRA PROPERTIES INC.,

23.1   Consent of Russell Bedford Stefanou Mirchandani LLP

31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.

* To be filed by amendment
** Previously filed in current reports on Form 8Ks


b) Reports on Form 8-K

On July 21, 2003, the Company filed a Current Report on Form 8-K dated June 30, 2003, reporting under Item 5, the repurchase of 7,500,000 shares of the Company's common stock from Glenn Little in exchange for the issuance of a $88,500 promissory note due in October 2004

On September 29, 2003, the Company filed a Current Report on Form 8-K dated September 29, 2003, reporting under Item 5, the execution of a technology sublicense agreement in the United Kingdom.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to Applied DNA Sciences, Inc. by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended September 30, 2003 and 2002:

Fee Category                    Fiscal 2003 Fees            Fiscal 2002 Fees
-------------                   -----------------           -----------------

Audit Fees                    $            17,925          $     -

Audit-Related Fees                              -                -

Tax Fees                                        -                -
                                                -
                                                -                -
All Other Fees


Total Fees                    $            17,925          $     -

     Audit Fees. Consists of fees billed for professional services rendered for the audit of Applied DNA Sciences, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Applied DNA Sciences Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning..

     All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29,  2003.                  Applied DNA Sciences, Inc.


                                                     /s/ Lawrence C. Lee
                                                     ----------------
                                                     Lawrence C. Lee
                                                     Chief Executive Officer

                                                     /s/ Gerhard Wehr
                                                     ------------------
                                                     Gerhard Wehr
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                                  Position                                 Date

 /s/ Lawrence C. Lee                     Chief Executive Officer and Director   December 22, 2003
Lawrence Lee
 /s/ Gerhard Wehr                        Chief Financial Officer and Director   December 22, 2003
Gerhard Wehr
/s/ Dr. Julia A. Hunter, MD              Vice President and Director            December 22, 2003
Dr. Julia A. Hunter, M.D.
/s/ Robin Hutchinson                     Chairman of the Board                  December 22, 2003
Robin Hutchinson
/s/ Michael Hill                         Director                               December 22, 2003
Michael Hill

                                       49