Form 10QSB
period 2003-12-31
APPLIED DNA SCIENCES INC
filed 2004-02-18
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                For the quarterly period ended December 31, 2003

                        Commission file number: 2 90 519

                           APPLIED DNA SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)

                  NEVADA                                    59-2262718
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


          9229 West Sunset Boulevard, Suite 830, Los Angeles, CA 90069
                    (Address of principal executive offices)

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

Yes      X                 No
         ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.50 par value                      20,635,344
      (Class)                             (Outstanding as of February 17, 2004)

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

          Signatures

                              APPLIED DNA SCIENCES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                    UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                            December 31, 2003
                                                                              -----------
Current assets:
Cash and Equivalents .........................................................   $624,352
                                                                              -----------
Total Current Assets .........................................................    624,352

Property, Plant and Equipment - net ..........................................     29,156
Patents - net ................................................................     18,390
Deferred Financing Costs .....................................................    200,000
Deposits and Prepaid Expenses ................................................     23,559
                                                                              ------------

Total Assets .................................................................   $895,457
                                                                              ============

                 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities .....................................   $392,763
Accrued Liabilities Due Related Parties ......................................    170,498
Convertible Loans ............................................................    133,273
Due to Related Parties .......................................................    109,944
                                                                              ============
Total Current Liabilities ....................................................    806,478

Note Payable .................................................................     88,530

Commitments and Contingencies ................................................       --


Deficiency in Stockholders' Equity:
Preferred Stock, par value $.0001 per share; 10,000,000 shares authorized;           -0-
issued - Common Stock, par value $0.50 per share;    100,000,000 shares
authorized; 20,450,421 shares issued and oustanding                            10,225,211
Common Stock Subscription                                                         104,000
Additional Paid-In-Capital                                                        670,504
Deficit Accumulated During the Development Stage                              (10,999,266)
                                                                              ------------
                                                                                      449
Total Liabilities and Deficiency in Stockholders' Equity .....................   $895,457
                                                                              ============

                 (See accompanying notes to unaudited condensed
                       consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                      For the Period,
                                                                     September 16, 2002,
                                      For The Three Months Ended     (Inception Date)
                                     December 31,     December 31,       through
                                         2003            2002         December 31,2003
                                    --------------    ------------    ------------

Revenues ..........................   $      --      $       --      $       --

Operating expenses:
Selling, general and administrative     7,407,750         147,191      10,887,725
Depreciation and amortization .....           351            --               351
                                      ------------    ------------    ------------
Total operating expenses ..........     7,408,101         147,191      10,888,076

Operating loss ....................    (7,408,101)       (147,191)    (10,888,076)

Other income (expense) ............           685            --            25,685
Interest expense ..................      (135,074)           --          (136,875)
                                      ------------    ------------    ------------

Net loss ..........................   $(7,542,490)   $   (147,191)   $(10,999,266)
                                      ============    ============    ============

Loss per common share
(basic and assuming dilution) .....   $     (0.41)   $      (0.01)
                                      ============    ============

Weighted average shares outstanding    18,503,162      10,397,385
                                      ============    ============

                 (See accompanying notes to unaudited condensed
                       consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF DEFICIENCY
                     IN STOCKHOLDERS' EQUITY For the period
                   September 16, 2002 (Date of Incorporation)
                            through December 31, 2003
                                   (Unaudited)

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                         Additional       Stock         During
                                                 Common Stock             Paid-In       Subscription  Development
                                               Shares       Amount        Capital          Due          Stage       Total
                                             ------------    ------------ ----------- ------------ ------------- ------------
Issuance of common stock to Founders
 in exchange for services on September
 16, 2002 at $0.01 per share                  100,000           $ 10         $ 990         $ -    $        -     $  1,000

Net Loss                                            -              -             -           -       (11,612)     (11,612)
                                             ------------    ------------ ----------- ------------ ------------- ------------
Balance at September 30, 2002                 100,000           $ 10         $ 990         $ -    $  (11,612)    $(10,612)

Issuance of common stock in connection
 with merger with ProHealth Medical
 Technologies, Inc., on October 1, 2002.   10,178,352          1,000             -           -             -        1,000

Cancellation of Common Stock in
 connection with merger with ProHealth
 Medical Technologies, Inc., on
 October 21, 2002.                           (100,000)             -        (1,000)          -             -       (1,000)

Issuance of Common Stock in exchange
 for services in October 2002 at
 $0.065 per share.                            602,000             60        39,070           -             -       39,130

Issuance of Common Stock in exchange
 for subscription in November and
 December 2002 at $0.065 per share.           876,000             88        56,852     (56,940)            -            -

Cancellation of Common Stock in
 January 2003 previously issued in
 exchange for consulting services.           (836,000)           (76)      (54,264)     54,340             -            -

Issuance of Common Stock in exchange
 for licensing services valued at
 $0.065 per share in January 2003.          1,500,000            150        97,350           -             -       97,500

Issuance of Common Stock in exchange
 for consulting services valued at
$0.13 per share in January 2003.              586,250             58        76,155           -             -       76,213

Issuance of Common Stock in exchange
 for consulting services at $0.065
 per share in February 2003.                    9,000              1           584           -             -          585

Issuance of Common Stock to Founders
 in exchange for services valued at
$0.0001 per share in March 2003.           10,140,000          1,014             -           -             -        1,014

Issuance of Common Stock in exchange
 for consulting services valued at
 $2.50 per share in March 2003.                91,060              9       230,625           -             -      230,634

Issuance of Common Stock in exchange
 for consulting services valued at
$0.065 per share in March 2003.                 6,000              1           389           -             -          390

Sale of Common Stock issued at $1
 per share in March 2003.                           -              -        18,000           -             -       18,000

Common Stock issued in exchange
 for consulting services at $0.065
 per share, April 1, 2003.                    860,000             86        55,814           -             -       55,900

Sale of Common Stock issued at $1.00
 per share, April 9, 2003.                     18,000              2             -           -             -            2
Common Stock issued in exchange for
 consulting services at $0.065 per
 share, April 9, 2003.                          9,000              1           584           -             -          585

Common Stock issued in exchange for
 consulting services at $2.50 per
 share, April 23, 2003.                         5,000              1        12,499           -             -       12,500

Common Stock issued in exchange for
 consulting services at $2.50 per
 share, June 12, 2003.                         10,000              1        24,999           -             -       25,000

Sale of Common Stock issued at $1
 per share on June 17 2003.                    50,000              5        49,995           -             -       50,000

Common stock subscribed in exchange
 for cash at $2.50 per share pursuant
 to private placement, June 27, 2003.               -              -             -      24,000             -       24,000

Common stock retired in exchange for
 note payable at $0.0118 per share,
 June 30, 2003.                            (7,500,000)          (750)          750           -             -            -

Common stock issued in exchange for
 consulting services at $0.065 per
 share, June 30, 2003.                        270,000             27        17,523           -             -       17,550

Common stock subscribed in exchange
 for cash at $1.00 per share pursuant
 to private placement, June 30, 2003.               -              -             -      10,000             -       10,000

Common stock subscribed in exchange
 for cash at $2.50 per share pursuant
 to private placement, June 30, 2003.               -              -             -      24,000             -       24,000

Common stock issued in exchange for
 consulting services at approximately
 $2.01 per share, July 2003.                  213,060             21       428,797           -             -      428,818

Common stock canceled in July 2003,
 previously issued for services
rendered at $2.50 per share.                  (24,000)            (2)      (59,998)          -             -      (60,000)

Common stock issued for options
 exercised at $1.00 in July 2003.              20,000              2        19,998           -             -       20,000

Common stock issued for options
 exercised at $1.00-subscription
 payable-in July 2003.                         10,000              1         9,999     (10,000)            -            -

Common stock issued in exchange
 for consulting services at
 approximately $2.38 per share,
 August 2003.                                 172,500             17       410,913           -             -      410,931

Common stock issued for options
 exercised at $1.00 in August 2003.            29,000              3        28,997           -             -       29,000

Common stock issued in exchange for
 consulting services at approximately
 $2.41 per share, September 2003.             395,260             40       952,957           -             -      952,997

Common stock issued for subscription
 payable at $2.50 per share
 September 2003.                               19,200              2        47,998    (48,000)             -            -

Common stock issued for cash at $2.50
 per share pursuant to private placement
 September 2003.                                6,400              1        15,999           -             -       16,000

Common stock issued for options exercised
  at $1.00 in September 2003.                  95,000             10        94,991           -             -       95,000

Common stock subscription receivable
 reclassed -September 2003.                         -              -             -       2,600             -        2,600

Common Stock subscibed for cash at $2.50
  per share in September 2003.                      -              -             -     300,000             -      300,000

Net Loss.                                           -              -             -           -    (3,445,164)  (3,445,164)
                                          ------------    ------------ ----------- ------------ ------------- ------------
Balance at September 30, 2003.             17,811,082        $ 1,781   $ 2,577,566   $ 300,000  $ (3,456,776)  $ (577,427)

Common stock issued in exchange for
 consulting services at approximately
 $2.85 per share, October 2003.               287,439             29       820,389           -             -      820,418

Common stock issued for subscription
 payable at $2.50 per share
 October 2003.                                120,000             12       299,988    (300,000)            -            -

Common stock canceled in October 2003,
 previously issued for services
 rendered  at $2.50 per share.               (100,000)           (10)     (249,990)          -             -     (250,000)

Common stock issued in exchange for
 consulting services at approximately
 $2.85 per share, November 2003.              100,000             10       299,990           -             -      300,000

Sale of Common stock subscribed for cash
 at $2.50 per share pursuant to private
placement, November, 2003.                    100,000             10       249,990           -             -      250,000


Sale of Common stock subscribed for cash
 at $2.50 per share pursuant to private
 placement, Decemeber, 2003.                    6,400              1        15,999           -             -       16,000

Common stock issued in exchange for
 consulting services at approximately
 $2.59   per share, December 2003.          2,125,500            213     5,504,737           -             -    5,504,950

Common Stock subscibed for cash at $2.50
 per share in December 2003.                        -              -             -     104,000             -      104,000


Common Stock subscibed for cash at $2.50
 per share in December 2003                         -              -             -     104,000       104,000


Beneficial conversion feature relating
 to notes payable                                   -              -     1,168,474           -             -    1,168,474

Beneficial conversion feature relating
 to warrants                                        -              -       206,526           -             -      206,526

Adjust common stock par value from $0.0001
 to $0.50 per share, per amendment of
 articles dated Dec 2003.                           -     10,223,166   (10,223,166)          -             -            -

Net Loss.                                           -              -             -           -    (7,542,490)  (7,542,490)
                                          ------------  ------------    -----------  ---------- ------------- ------------
Balance at December 31, 2003.              20,450,421   $ 10,225,211     $ 670,504   $ 104,000  $(10,999,266)$        499
                                          ============  ============    ===========  ========== ============= ============

                     APPLIED DNA SCIENCES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED STATEMENT OF CASH FLOWS
                            (Unaudited)

                                                                                               For the period
                                                                                             September 16, 2002
                                                                                              (Inception Date)
                                                               For The Three Months Ended         through
                                                                December 31,      December 31,  December 31,
                                                                  2003               2002          2003
                                                               --------------   -------------   -------------
Cash flows from operating activities:
Net loss from operating activities ..........................   $ (7,542,490)   $   (147,191)   $(10,999,266)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
Depreciation ................................................            351            --               351
Amortization of beneficial conversion feature ...............        133,273                         133,273
Common stock retired ........................................           --              --            88,500
Common stock issued in exchange for services rendered .......      6,625,368          39,130       9,037,523
Common stock canceled-previously issued for services rendered       (282,000)           --          (282,000)
Changes in Assets and Liabilities: ..........................           --              --              --
Prepaid Expenses and Deposits ...............................        (23,559)                        (23,559)
Increase (decrease) in: .....................................           --
Accounts payable and accrued liabilities ....................        (61,589)        101,144         392,411
Cash disbursed in excess of available funds .................           --              --              --
                                                               --------------   -------------   -------------
Net cash provided by (used in) operating activities .........     (1,150,646)         (6,917)     (1,652,767)

Cash flows from investing activities:
Capital expenditures ........................................        (29,507)           --           (29,507)
                                                               --------------   -------------   -------------
Net cash provided by (used in) investing activities .........        (29,507)           --           (29,507)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost .............        266,000            --           698,000
Proceeds from ssubscription of common stock .................        104,000            --           104,000
Proceeds from sale of options ...............................         32,000            --           186,000
Advances from shareholders ..................................         34,004           7,000         143,596
Proceeds from loans .........................................      1,175,030            --         1,175,030
                                                               --------------   -------------   -------------
Net cash provided by (used in) financing activities .........      1,611,034           7,000       2,306,626

Net increase (decrease) in cash and cash equivalents ........        430,881              83         624,352
Cash and cash equivalents at beginning of period ............        193,471            --              --
                                                               --------------   -------------   -------------
Cash and cash equivalents at end of period ..................   $    624,352    $         83    $    624,352
                                                               ==============   =============   =============
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest ........................   $       --      $       --              --
                                                               ==============   =============   =============
Cash paid during period for taxes ...........................   $       --      $       --              --
                                                               ==============   =============   =============
Non-cash transaction
Common stock issued for services ............................   $  6,625,368    $     39,130    $  9,037,523
                                                               ==============   =============   =============
Common stock canceled-previously issued for services rendered   $   (282,000)   $       --      $   (282,000)
                                                               ==============   =============   =============
Common stock retired ........................................   $       --      $       --      $     88,500
                                                               ==============   =============   =============
Acquisition
Common stock retained .......................................   $       --      $      1,015    $      1,015
                                                               ==============   =============   =============
Assets acquired .............................................   $       --      $        135    $        135
                                                               ==============   =============   =============
Acquisition cost ............................................   $       --      $        880    $        880
                                                               ==============   =============   =============
Deferred financing costs ....................................   $    200,000    $       --      $    200,000
                                                               ==============   =============   =============
Beneficial conversion feature relating to notes payable .....   $  1,168,474    $       --      $  1,168,474
                                                               ==============   =============   =============
Beneficial conversion feature relating to warrants ..........   $    206,526    $       --      $    206,526
                                                               ==============   =============   =============

                 (See accompanying notes to unaudited condensed
                       consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2003 is not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2003 financial statements.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage , as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2003, the Company has accumulated losses of $10,999,266.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary ProHealth Medical Technologies, Inc. Significant inter-company transactions have been eliminated in Consolidation.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E / F):

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

                                                                                                    For the Period
                                                                                                    September 16,
                                                                                                    2002 (Date of
                                                                 For The Three     For The Three      Inception)
                                                                  Months ended     Months ended        through
                                                                  December 31,     December 31,      December 31,
                                                                      2003             2002              2003
Net loss - as reported                                             $(7, 542,490)       $(147,191)     $(10,999,266)

Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                           -                -                 -
Deduct: Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)                         -                -                 -
                                                                              -                -                 -
Net loss - Pro Forma                                               $(7, 542,490)       $(147,191)     $(10,999,266)
                                                                   =============       ==========    ==============
Net loss attributable to common stockholders - Pro forma
                                                                   $(7, 542,490)       $(147,191)    $(10, 999,266)
                                                                   =============       ==========    ==============
Basic (and assuming dilution) loss per share - as reported             $  (0.40)        $  (0.01)         $  (0.63)
                                                                       =========       ==========         =========
Basic (and assuming dilution) loss per share - Pro forma               $  (0.40)        $  (0.01)         $  (0.63)
                                                                       =========       ==========         =========

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

Effective with the Merger, ProHealth changed its name to Applied DNA Sciences, Inc.

The total purchase price and carrying value of net assets acquired of ProHealth was $1. The net assets acquired were as follows:

    Common stock retained by  ProHealth shareholders        $1,015
    Assets acquired                                           (135)
    Total consideration paid                                  $880

In accordance with SOP 98-5, the Company expensed $880 as organization costs.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE C - RELATED PARTY TRANSACTIONS

Included in current liabilities is $109,944 and $17,612 at December 31, 2003 and 2002, respectively, which represents advances from the stockholders of the Company. No formal agreements or repayment terms exist.

Also, the Company owed $170,498 and $18,045, at December 31, 2003 and 2002, respectively to the stockholders and other related parties towards accrued expenses.

The Company leases office space under a sub lease agreement with an entity controlled by a significant former shareholder of the Company.

The Company has entered into long term employment and consulting agreements with Company's President and Chief Executive Officer and an entity controlled by a former significant Company shareholder, respectively.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2003, there are no preferred shares issued and outstanding.

The Company is authorized to issue 100,000,000 shares of common stock, with an original par value of $0.0001 par value per share. In December 2003, the Company amended its Articles of Incorporation changing the par value of the Company's common to $ 0.50 per share. In connection with the amendment, the Company increased the book value of its common stock from $2,044 to $10,225,211 and decreased Additional Paid In Capital from $9,518,670 to $670,504. As of December 31, 2003, the Company has issued and outstanding 20,450,421 shares of common stock.

In October 2003, the Company issued 255,439 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $3.09 per share for a total of $788,418, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2003, the Company issued 32,000 shares of common stock for non-compensatory warrants exercised at $1.00 per share.

In October 2003, the Company issued 120,000 shares of common stock for shares previously subscribed at $2.50 per share in September 2003.

In October 2003, the Company canceled 100,000 shares of common stock previously issued in exchange for services at $2.50 per share

In November 2003, the Company issued 100,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $3.00 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In November 2003, the Company sold 100,000 shares of common stock subscribed for cash at $2.50 per share pursuant to private placement.

In December 2003, the Company sold 6,400 shares of common stock subscribed for cash at $2.50 per share pursuant to private placement.

In December 2003, the Company issued 2,125,500 shares of common stock in exchange for consulting services. . The Company valued the shares issued at approximately $2.59 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE D - CAPITAL STOCK (Continued)

In December 2003, the Company received $104,000 in exchange for a common stock subscription at $2.50 per share pursuant to private placement.

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE E - WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

                                                                                                Warrants
                                                               Warrants Outstanding           Exercisable
                                         Remaining          Weighted          Weighted          Weighted
                         Number         Contractual         Average           Average           Average
 Exercise Prices      Outstanding       Life (Years)     Exercise Price     Exercisable      Exercise Price
 ---------------      -----------                        --------------     -----------      --------------
          $1.00          306,000                 5               $1.00         306,000               $1.00
          $0.10          275,000                 5               $0.10         183,333               $0.10
          $3.20        1,375,000                 5               $3.20       1,375,000               $3.20
          $3.50           33,250                 2               $3.50          33,250               $3.50
          $3.50           45,500                 2               $3.50          45,500               $3.50
                      -----------                                           -----------
                       2,034,750                                             2,034,750
                      ===========                                           ===========
Transactions involving warrants are summarized as follows:
                                                       Number of Shares          Weighted Average
                                                                                  Price Per Share
       Outstanding at September 30, 2003                        383,500                 $   1.00
          Granted                                             1,683,250                     2.72
          Exercised                                             (32,000)                    1.00
          Canceled or expired                                         -                        -
                                                     -------------------
       Outstanding at December 31, 2003                       2,034,750                 $   2.42
                                                     ===================

The estimated value of the  compensatory  warrants  granted to  non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 1.00%, a dividend yield of 0% and volatility of 22.9%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $-0- for the three months ended December 31, 2003 and 2002.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2003 (Unaudited) and September 30, 2003 is as follows:

                                                               December 31, 2003
                                                                     (Unaudited)
                                                               -----------------
Convertible notes payable ("Bridge Unit Offering"), in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9-month
anniversary date of the initial closing of the Offering, or
the completion of any equity financing of $3M or more; The
Company, in its sole discretion, may prepay principal at any time without penalty. The Notes are convertible into shares
of common stock of the Company at a price of $2.50 per share.       $ 1,375,000

Debt Discount - beneficial conversion feature, net of
accumulated amortization of $129,831 as of December 31, 2003         (1,149,000)

Debt Discount - value attributable to warrants attached to
notes, net of accumulated amortization of $3,442 as of
December 31, 2003                                                      (203,084)
                                                               -----------------
                                                                $       133,273
                                                               =================
Convertible Debentures

During the three months ended December 31, 2003, the Company sold 27.5 units (the "Units") to accredited investors at a price of $50,000 per Unit (the "Bridge Offering") for a total of $1,375,000. Each Unit consists of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note ("Note" or "Notes"), (ii) warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share ("$3.20 Warrant") and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $3.20 Warrant, the "Warrants"). The Notes are convertible into shares of our common stock at a price of $2.50 per share.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Bridge Offering note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,168,474 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Bridge Offering. The debt discount attributed to the beneficial conversion feature is amortized over the Bridge Offering's maturity period of 5 years as interest expense.

In connection with the placement of the Bridge Offering notes, the Company issued for each Unit non-detachable warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share ("$3.20 Warrant") and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $3.20 Warrant, the "Warrants"). In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $206,526 to additional paid in capital and a discount against the Bridge Offering. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions:

contractual terms of 5 years, an average risk free interest rate of 1.00%, a dividend yield of 0.00%, and volatility of 22.9%. The debt discount attributed to the value of the warrants issued is amortized over the Bridge Offering 's maturity period 5 years as interest expense.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

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

Plan of Operation

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. The Company intends to pursue the building of a re-seller network outside the United States, and if successful, the re-seller agreements would constitute an additional source of liquidity and capital over time... In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding and and execution of re-seller agreements outside the Unites States.

During the three months ended December 31, 2003 and 2002 and from September 16, 2002 (inception) through December 31 2003, the Company's priorities were to recruit and build its team, organize its new infrastructure and to develop a successful strategy how best to exploit its exclusive Biowell license agreement. No revenues were generated. Expenses of $7,407,750, $147,191 and $10,887,775 were incurred stemming from general, selling, and administrative expenses. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be fully implemented.

Liquidity and Capital Resources

As of December 31, 2003, we had a working capital deficit of $71,770. As a result of our operating losses from our inception through December 31, 2003, we generated a cash flow deficit of $1,652,767 from operating activities. We met our cash requirements during this period from advances of $143,596 from the Company's officer and principal shareholders, cash proceeds received of $802,000 for shares sold, and $1,175,030 received for a 10% Secured Convertible Promissory Note to be issued pursuant to a private placement offering and $186,000 received as a result of registered options exercised at $1.00 per shares.

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

The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2003 Form 10-KSB, that the Company has incurred operating losses from its inception , and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Bridge Unit Offering

From November through December 2003, we sold 27.5 units (the "Units") to accredited investors at a price of $50,000 per Unit (the "Offering") for a total of $1,375,000. Each Unit consists of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note ("Note" or "Notes"), (ii) warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share ("$3.20 Warrant") and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $3.20 Warrant, the "Warrants"). The Notes are convertible into shares of our common stock at a price of $2.50 per share.

Notes

The aggregate principal amount of Notes sold was $1,375,000. The Notes are secured and bear interest at 10% per annum, computed on the basis of a 365-day year, accruing from the date an investor's subscription was closed upon by the Company. Principal and all accrued interest will be payable in full on the earlier of (i) the 9-month anniversary date of the initial closing of the Offering, or (ii) the completion of any equity financing of $3,000,000 or more. The Company, in its sole discretion, may prepay principal at any time without penalty. The Notes are convertible into shares of common stock of the Company at a price of $2.50 per share.

The Notes are secured by a security agreement giving the Holder a security interest in all the patents, licenses, equipment, fixtures, inventory and accounts receivable of the Company, and/or any of its subsidiaries.

The following events constitute events of default under the Notes:

(i) Default in the payment of the principal or accrued interest on any Note or upon any other indebtedness of the Company that is greater than $100,000, as and when the same shall become due, whether by default or otherwise, which Default shall have continued for a period of five (5) business days; or
(ii) Any representation or warranty made by the Company or any officer of the Company in the Notes, or in any agreement, report, certificate or other document delivered to the Holder pursuant to the Notes shall have been incorrect in any material respect when made which shall not have been remedied ten (10) days after written notice thereof shall have been given by the Holder; or
(iii) The  Company  shall fail to perform or observe  any  affirmative  covenant contained  in  Section 4 of the  Notes and such  Default,  if  capable  of being remedied, shall not have been remedied ten (10) days after written notice thereof shall have been given by the Holder; or
(iv) The Company or any subsidiary (A) shall institute any proceeding or voluntary case seeking to adjudicate it bankrupt or insolvent, or seeking dissolution, liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of any order for relief or the appointment of a receiver, trustee, custodian or other similar official for such Company or any subsidiary or for any substantial part of its property, or shall consent to the commencement against it of such a proceeding or case, or shall file an answer in any such case or proceeding commenced against it consenting to or acquiescing in the commencement of such case or proceeding, or shall consent to or acquiesce in the appointment of such a receiver, trustee, custodian or similar official; (B) shall be unable to pay its debts as such debts become due, or shall admit in writing its inability to apply its debts generally; (C) shall make a general assignment for the benefit of creditors; or (D) shall take any action to authorize or effect any of the actions set forth above ; or
(v) Any proceeding shall be instituted against the Company seeking to adjudicate it bankrupt or insolvent, or seeking dissolution, liquidation, winding up, reorganization, arrangement, adjustment, protection, relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for the Company or for any substantial part of its property, and either such proceeding shall not have been dismissed or shall not have been stayed for a period of sixty (60) days or any of the actions sought in such proceeding (including, without limitation, the entry of any order for relief against it or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property) shall occur; or
(vi) One or more final judgments, arbitration awards or orders for the payment of money in excess of $100,000 in the aggregate shall be rendered against the Company, which judgment remains unsatisfied for thirty (30) days after the date of such entry; or
(vii)Delisting  of the Common  Stock from the  principal  market or  exchange on which the Common Stock is listed for trading; Company's failure to comply with the conditions for listing; or notification that the Company is not in compliance with the conditions for such continued listing; or
(viii)The issuance of an SEC stop trade order or an order suspending trading of the Common Stock from the principal market or exchange on which the Common Stock is listed for trading for longer than five (5) trading days; or
(ix) The failure by the Company to issue shares of Common Stock to the Holder upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of the Notes, or the failure to transfer or cause its transfer agent to transfer (electronically or in certificated form) any certificate for shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to the Notes as and when required by the Notes, or the failure to remove any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to the Notes as and when required by the Notes, and any such failure shall continue uncured for ten (10) days after the Company shall have been notified thereof in writing by the Holder; or
(x) The failure by the Company to file the Registration Statement within forty-five (45) days following the Closing Date (as defined in the Subscription Agreement) or obtain effectiveness with the Securities and Exchange Commission of the Registration Statement within one hundred thirty five (135) days following the Closing Date (as defined in the Subscription Agreement) or such Registration Statement lapses in effect (or sales cannot otherwise be made thereunder effective, whether by reason of the Company's failure to amend or supplement the prospectus included therein) for more than twenty (20) consecutive days or forty (40) days in any twelve month period after the Registration Statement becomes effective; or
(xi) The Company shall encumber or hypothecate the collateral subject to the Security Agreement to any party; or
(xii) A default by the Company of a material term, covenant, warranty or undertaking of any other agreement to which the Company and Holder are parties, or the occurrence of an event of default under any such other agreement.

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

Bridge Offering Warrants

Each Unit, or $50,000 principal amount of the Note, entitles the holder to 50,000 warrants exercisable on a one for one basis into shares of Common Stock at an exercise price of $3.20 during a five-year period commencing on the initial closing of the Offering (which was December 15, 2003, 2003). per share. In addition, each Unit also entitles the holder to 10,000 warrants exercisable on a one for one basis into shares of Common Stock at an exercise price of $0.10 per share during a five-year period commencing on the initial closing of the Offering (which was December 15, 2003) In the event a holder of Warrants fails to exercise the Warrants prior to their expiration, the Warrants will expire, and the holder thereof will have no further rights with respect to the Warrants.

The Warrants expire at 5:00 p.m., New York time, on the fifth anniversary after the initial closing of the Offering. In the event a holder of Warrants fails to exercise the Warrants prior to their expiration, the Warrants will expire and the holder thereof will have no further rights with respect to the Warrants.

Product Research and Development

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

Reductions or delays in research and development budgets and in government funding may negatively impact the Company's sales. Future clients may include researchers at pharmaceutical and biotechnology companies as well as other industrial sectors, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on demand for the Company's products. Research and development budgets fluctuate due to numerous factors that are outside the Company's control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies. The Company's business could be seriously damaged by any decrease in life science research and development expenditures by pharmaceutical, biotechnological and other industrial sector companies, academic institutions or government and private laboratories. Although the level of research funding has increased during the past several years, we cannot assure that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Also government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to government agencies that fund research and development activities. Also, our potential customers receive funds from approved grants at particular times of the year, as determined by the federal government. Grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

The Company regards trademarks, trade secrets and other intellectual property as a component of its success, The Company relies on trademark law and trade secret protection and confidentiality and /or license agreements with consultants, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which the Company's products are available. The Company cannot be certain that the Company has taken adequate steps to protect its intellectual property, especially in countries where the laws may not protect the Company's rights as fully as in the United States. In addition, the Company's third party non-disclosure and confidentiality agreements can be breached and, if they are, there may not be adequate remedy available to the Company. If the Company's trade secrets become known, the Company may lose its competitive edge.

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

In addition to intellectual property rights litigation, other substantial, complex or extended litigation could result in large expenditures for the Company and distraction of its management. For example, law suits by employees, shareholders, collaborators, distributors or re-sellers could be very costly and substantially disrupt the Company's business. Disputes from time to time with companies or individuals are not uncommon in the industry and the Company cannot assure that it will always be able to resolve them out of court.

The Company's growth depends upon the ability to undertake sales in current markets and to expand sales nationally to additional market segments and to Europe, South America, Australia and parts of the Middle East. There can be no certainty that the Company's efforts to increase and expand sales can be accomplished on a profitable basis. The expansion to other delivery methods and to other venues will depend on a number of factors, most notably the timely and successful promotion and sale of the Company's products and related services directly or via re-sellers agreements.. The Company's inability to expand sales, in a timely manner, would have a material adverse effect on its business, operating results and its financial condition.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From October 7 through to October 30, 2003, we issued a total of 255,439 shares of our Common Stock to eight consultants for their marketing, investor relations and advisory services. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

On October 9, 2003, we issued 120,000 shares to an investor in our 2003 Private Placement of Units for total proceeds of $300,000. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933 as well as Regulation D of the Act, and Rule 506 promulgated thereunder.

In October 2003, the Company issued 32,000 shares of common stock in exchange for previously issued non-compensatory warrants exercised at $1.00 per share. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On November 3, 2003, we issued 100,000 shares to an employee as a signing bonus and for sales and marketing services in lieu of salary. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

From November 18, 2003 through December 5, 2003, we issued a total of 106,400 shares of our Common Stock to two investors in our 2003 Private Placement of Units for total proceeds of $266,000. These issuances are considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933 as well as Regulation D of the Act, and Rule 506 promulgated thereunder.

From December 5 2003 through December 24, 2004, we issued a total of 275,500 shares of our Common Stock to consultants and employees for their investor relations, sales, marketing and advisory services. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

On December 17, 2003, we issued a total of 1,850,000 shares to ten consultants in connection with our agreement with the company's investment bankers, Vertical Capital Partners, Inc.. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.

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

(b)      Reports on Form 8-K filed during the three months ended
         December 31, 2003.

     On December 3, 2003, the Company filed a Current Report on Form 8-K dated November 26, 2003, reporting under Item 5, the NASD erroneously appended and "E" to the Company's common stock symbol.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   February 18, 2004                            Applied DNA Sciences, Inc.

                                                     /s/ Lawrence Lee
                                                     -----------------
                                                     Lawrence Lee
                                                     Chief Executive Officer

                                                     /s/Gerhard Wehr
                                                     ----------------
                                                     Gerhard Wehr
                                                     Chief Financial Officer