Form 10QSB/A
period 2003-09-30
APPLIED DNA SCIENCES INC
filed 2004-04-07
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                For the quarterly period ended December 31, 2003


                        Commission file number: 002-90539



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

Date:   April 6, 2004                             Applied DNA Sciences, Inc.

                                                  /s/ Rob Hutchinson
                                                  ------------------
                                                  Rob Hutchinson
                                                  Chief Executive Officer

                                                  /s/Gerhard Wehr
                                                  ----------------
                                                  Gerhard Wehr
                                                  Chief Financial Officer