Form 10QSB
period 2004-03-31
APPLIED DNA SCIENCES INC
filed 2004-05-21
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                  For the quarterly period ended March 31, 2003

                       Commission file number: 002 90 539

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

Yes      X     No
      -------     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.50 par value                        20,902,602
       (Class)                              (Outstanding as of March 31, 2004

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

         Signatures

ITEM 1.  Financial Statements


                             APPLIED DNA SCIENCES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            March 31, 2004
                                                                                             (Unaudited)
                                        ASSETS
 Current assets:
 Cash and Equivalents                                                                            $ 198,207
                                                                                            ---------------
 Total Current Assets                                                                              198,207

 Property, Plant and Equipment - net                                                                28,804

 Other Assets:
 Deposits and Prepaid Expenses                                                                      23,559
 Patent Filing                                                                                      26,796
                                                                                            ---------------
 Total Other Assets                                                                                 50,355

 Total Assets                                                                                    $ 277,366
                                                                                            ===============

                  LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
 Liabilities
 Current Liabilities:
 Accounts Payable and Accrued Liabilities                                                        $ 428,864
 Accrued Liabilities Due Related Parties                                                           117,333
 Convertible Notes Payable                                                                         661,111
 Due to Related Parties                                                                            109,943
                                                                                            ---------------
 Total Current Liabilities                                                                       1,317,251

 Long Term Liabilities:
 Note Payable                                                                                       88,530
                                                                                            ---------------

 Commitments and Contingencies                                                                           -

 Deficiency in Stockholders' Equity:
 Preferred Stock, par value $.0001 per share; 10,000,000 shares authorized; none
issued at March 31, 2004 and September 30, 2003.                                                         -
 Common Stock, par value $.50 per share; 100,000,000 shares authorized;
 20,902,602 shares and 17,811,082 shares issued and outstanding at March 31,
 2004 and September 30, 2003, respectively.                                                     10,451,305
 Common Stock Subscription                                                                          (2,250)
 Additional Paid-In-Capital                                                                      1,858,436
 Deficit Accumulated During Development
Stage                                                                                          (13,435,906)
                                                                                            ---------------
                                                                                                (1,128,415)
 Total Liabilities and Deficiency in Stockholders' Equity                                        $ 277,366
                                                                                            ===============

           (See accompanying notes to unaudited condensed consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                                                              For the Period,
                                                                                                             September 16, 2002,
                                             For The Three Months Ended         For The Six Months Ended    (Date of Inception)
                                                March 31, March 31,                   March 31, 2004             through
                                              2004              2003              2004               2003      March 31, 2004
                                          -------------       -----------    --------------      ------------    ---------------
Revenues:                                          $ -               $ -               $ -               $ -                $ -

Cost of goods sold                                   -                 -                 -                 -                  -

Operating expenses:
Selling, general and administrative          1,909,150           432,984         9,316,900           597,016         12,796,876
Depreciation and amortization                      351                 -               703                 -                702
                                          -------------       -----------    --------------      ------------    ---------------
Total operating expenses                     1,909,501           432,984         9,317,603           597,016         12,797,578

Loss from Operations                        (1,909,501)         (432,984)       (9,317,603)         (597,016)       (12,797,578)

Other Income (expense)                             700                 -             1,385                 -             26,385
Interest (expense)                            (527,838)                -          (662,912)                -           (664,713)
Income taxes                                         -                 -                 -                 -                  -
                                                    --                --                --                --                 -
                                                                                                           -
Net loss                                  $ (2,436,638)       $ (432,984)     $ (9,979,130)       $ (597,016)     $ (13,435,906)
                                          =============       ===========     =============       ===========    ===============


Loss per common share
(basic and assuming dilution)                  $ (0.12)          $ (0.02)          $ (0.51)          $ (0.04)
                                          =============       ===========     =============       ===========

Weighted average shares outstanding         20,700,599        18,939,741        19,575,190        14,621,627
                                          =============       ===========     =============       ===========

          (See accompanying notes to unaudited condensed consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS'
          EQUITY For the period September 16, 2002 (Date of Inception)
                             through March 31, 2004
                                   (Unaudited)
                                     Deficit

                                                                                                            Deficit
                                                                                                           Accumulated
                                                                   Additional    Stock         Stock         During
                                            Common   Common Stock    Paid-In     Subscription  Subscription Development
                                            Shares     Amount        Capital      Payable       Receivable     Stage        Total
                                           -----------------------------------------------------------------------------------------
Issuance of common stock to Founders
 in exchange for services on
 September 16, 2002 at $0.01 per share         100,000         $ 10         $ 990        $ -         $ -       $     -      $ 1,000

Net Loss                                             -            -             -          -           -       (11,612)     (11,612)
                                           ----------------------------------------------------------------------------------------
Balance at September 30, 2002                  100,000           10           990          -           -       (11,612)     (10,612)
Issuance of common stock in connection
with merger with ProHealth Medical
Technologies, Inc., on October 1, 2002.     10,178,352        1,000             -          -           -             -        1,000
Cancellation of Common Stock in connection
 with merger with ProHealth Medical
Technologies, Inc., on October 21, 2002.      (100,000)           -        (1,000)         -           -             -       (1,000)
Issuance of Common Stock in exchange for
 services in October 2002 at
 $0.065 per share.                             602,000           60        39,070          -           -             -       39,130
Issuance of Common Stock in exchange for
 subscription in November and December
 2002 at $0.065 per share.                     876,000           88        56,852          -     (56,940)            -            -
Cancellation of Common Stock in
 January 2003
 previously issued in exchange for
 consulting services.                         (836,000)         (76)      (54,264)         -      54,340             -            -
Issuance of Common Stock in exchange for
 licensing services valued at $0.065 per
 share in January 2003                       1,500,000          150        97,350          -           -             -       97,500
Issuance of Common Stock in exchange for
 consulting services valued at $0.13 per
 share in January 2003.                        586,250           58        76,155          -           -             -       76,213
Issuance of Common Stock in exchange for
 consulting services at $0.065 per share
 in February 2003.                               9,000            1           584          -           -             -          585
Issuance of Common Stock to Founders in
 exchange for services valued at $0.0001
  per share in March 2003.                  10,140,000        1,014             -          -           -             -        1,014
Issuance of Common Stock in exchange for
 consulting services valued at $2.50 per
 share in March 2003.                           91,060            9       230,625          -           -             -      230,634
Issuance of Common Stock in exchange for
 consulting services valued at $0.065 per
 share in March 2003.                            6,000            1           389          -           -             -          390
Common Stock issued in exchange for cash
 at $1 per share in March 2003.                      -            -        18,000          -           -             -       18,000
Common Stock issued in exchange for
 consulting services at $0.065 per share,
 April 1, 2003                                 860,000           86        55,814                      -             -       55,900
Common Stock issued in exchange for cash
 at $1.00 per share, April 9, 2003              18,000            2             -          -           -             -            2
Common Stock issued in exchange for
 consulting services at $0.065 per share,
 April 9, 2003                                   9,000            1           584          -           -             -          585
Common Stock issued in exchange for
 consulting services at $2.50 per share,
 April 23, 2003                                  5,000            1        12,499          -           -             -       12,500
Common Stock issued in exchange for
 consulting services at $2.50 per share,
 June 12, 2003                                  10,000            1        24,999          -           -             -       25,000
Common Stock issued in exchange for
 cash at $1 per share on June 17 2003.          50,000            5        49,995          -           -             -       50,000
Common stock issued in exchange for cash
 at $2.50 per share pursuant to private
 placement on June 27, 2003                          -            -             -     24,000           -             -       24,000
Common stock retired in exchange for note
 payable at $0.0118 per share,
 June 30, 2003                              (7,500,000)        (750)          750          -           -             -            -
Common stock issued in exchange for
 consulting services at $0.065 per share,
 June 30, 2003.                                270,000           27        17,523          -           -             -       17,550

Common stock subscribed in exchange for cash
 at $1.00 per share pursuant to private
 placement, June 30, 2003                            -            -             -     10,000           -             -       10,000
Common stock subscribed in exchange
 for cash at  $2.50 per share pursuant to
 private placement,  June 30, 2003                   -            -             -     24,000           -             -       24,000
Common stock issued in exchange
 for consulting
 services at approximately $2.01
 per share,  July 2003                         213,060           21       428,797          -           -             -      428,818
Common stock canceled in July 2003,
 previously issued
 for services rendered  at
 $2.50 per share                               (24,000)          (2)      (59,998)         -           -             -      (60,000)
Common stock issued for options
 exercised  at $1.00 in July 2003               20,000            2        19,998          -           -             -       20,000
Common stock issued for options
 exercised at $1.00-
 subscription payable-in
 July 2003                                      10,000            1         9,999    (10,000)          -             -            -
Common stock issued in exchange for
 consulting services at approximately
 $2.38 per share, August 2003                  172,500           17       410,913          -           -             -      410,931
Common stock issued for options
 exercised at $1.00 in August 2003              29,000            3        28,997          -           -             -       29,000
Common stock issued in exchange for
 consulting services at
 approximately $2.41 per share,
 September 2003                                395,260           40       952,957          -           -             -      952,997
Common stock issued in exchange for
 cash at
 $2.50 per share-subscription
 payable-September 2003                         19,200            2        47,998    (48,000)          -             -            -
Common stock issued in exchange
 for cash at
 $2.50 per share pursuant to private
 placement September 2003                        6,400            1        15,999          -           -             -       16,000
Common stock issued for options
 exercised at
 $1.00 in September 2003                        95,000           10        94,991          -           -             -       95,000
Common stock subscription receivable
 reclassed  -September 2003                          -            -             -          -       2,600             -        2,600
Common Stock subscibed to at $2.50
 per share in
 September 2003                                      -            -             -    300,000           -             -      300,000
Net Loss                                             -            -             -          -           -    (3,445,164)  (3,445,164)
                                           -----------------------------------------------------------------------------------------
Balance at September 30, 2003               17,811,082        1,781     2,577,566    300,000           -    (3,456,776)    (577,429)
Common stock issued in exchange
  for consulting
  services at approximately
  $2.85 per share,
  October 2003                                 287,439           29       820,389          -           -             -      820,418
Common stock issued in exchange
 for cash
 at $2.50 per share-subscription
 payable-October 2003                          120,000           12       299,988   (300,000)          -             -            -
Common stock canceled in October 2003,
 previously issued for services rendered
 at $2.50 per share                           (100,000)         (10)     (249,990)         -           -             -     (250,000)
Common stock issued in exchange for
 consulting services at approximately
  $2.85 per share, November 2003               100,000           10       299,990          -           -             -      300,000
Common stock subscribed in exchange for
 cash at $2.50 per  share pursuant to
 private placement, November, 2003             100,000           10       249,990          -           -             -      250,000
Common stock subscribed in exchange for
 cash at $2.50 per  share pursuant to
 private placement, Decemeber, 2003              6,400            1        15,999          -           -             -       16,000
Common stock issued in exchange for
 consulting services at approximately
$2.59 per share, December 2003               2,125,500          213     5,504,737          -           -             -    5,504,950
Common Stock subscibed to at $2.50 per
 share in December 2003                              -            -             -    104,000           -             -      104,000
Beneficial conversion feature relating
 to notes payable                                    -            -     1,168,474          -           -             -    1,168,474
Beneficial conversion feature relating
 to warrants                                         -            -       206,526          -           -             -      206,526
Adjust common stock par value from
 $0.0001 to $0.50 per share, per
 amendment of articles dated Dec 2003                -   10,223,167   (10,223,167)         -           -             -            -
Common Stock issued pursuant to
 subscription at $2.50 share in
 Jan 2004                                       41,600       20,800        83,200   (104,000)          -             -            -

Common stock issued in exchange for
 consulting services at $2.95 per
 share, Jan 2004                                13,040        6,520        31,948          -           -             -       38,468
Common stock issued in exchange for
 consulting services at $2.60 per
 share, Jan 2004                               123,000       61,500       258,300          -           -             -      319,800
Common stock issued in exchange for
 consulting services at $3.05 per
 share, Jan 2004                                 1,000          500         2,550          -           -             -        3,050
Common stock issued in exchange for
 employee services
 at $3.07 per share, Feb 2004                    6,283        3,142        16,146          -           -             -       19,288
Common stock issued in exchange for
 consulting services at
 $3.04 per share, Mar 2004                      44,740       22,370       113,640          -           -             -      136,010
Common Stock issued for options
 exercised at $1.00 per
 share in Mar 2004                              55,000       27,500        27,500          -           -             -       55,000
Common stock issued in exchange
 for employee services at
 $3.00 per share, Mar 2004                       5,443        2,722        13,622          -           -             -       16,344
Common stock issued in exchange
 for employee services at
 $3.15 per share, Mar 2004                       5,769        2,885        15,292          -           -             -       18,177
Common stock issued in exchange
 for consulting services
 at $3.00per share, Mar 2004                   125,000       62,500       312,500          -           -             -      375,000
Common stock issued in exchange
 for employee services
 at $3.03 per share, Mar 2004                    8,806        4,403        22,236          -           -             -       26,639
Common Stock issued pursuant to
 subscription at $2.50
 per share in Mar 2004                          22,500       11,250        (9,000)         -      (2,250)            -            -
Beneficial conversion feature
 relating to notes payable                           -            -       122,362          -           -             -      122,362
Beneficial conversion feature
 relating to warrants                                -            -       177,638          -           -             -      177,638
Net Loss                                             -            -             -          -           -    (9,979,130)  (9,979,130)
                                           -----------------------------------------------------------------------------------------
Balance at March 31, 2004                   20,902,602  $10,451,305   $ 1,858,436        $ -     $(2,250)$ (13,435,906) $(1,128,415)
                                           =========================================================================================

                 (See accompanying notes to unaudited condensed
                       consolidated financial statements)

                       APPLIED DNA SCIENCES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                                                                   For the period
                                                                                                                  September 16, 2002
                                                                             For The Six Months Ended            (date of inception)
                                                                                     March 31,                     through March 31,
                                                                               2004                  2003               2004
                                                                            -----------           -----------      --------------
Cash flows from operating activities:
Net loss                                                                  $ (9,979,130)           $ (597,016)      $ (13,435,906)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:                                                                                   -
Depreciation                                                                       703                     -                 703
Common stock retired                                                                 -                     -              88,500
Amortization of beneficial conversion feature                                  661,111                     -             661,111
Common stock issued in exchange for consultant services rendered             7,844,142               445,466          10,137,492
Common stock canceled-previously issued for services rendered                 (282,000)                    -            (282,000)
Changes in Assets and Liabilities:                                                                                             -
Increase in Prepaid Expenses and Deposits                                            -                (2,980)                  -
Increase in Other Assets                                                             -                (5,200)                  -
Increase (decrease) in Accounts payable and accrued liabilities                (40,469)              106,103             413,531
                                                                            -----------           -----------         ------------
Net cash provided by (used in) operating activities                         (1,795,643)              (53,627)         (2,416,569)

Cash flows from investing activities:
Payments for patent filing                                                     (12,906)                                  (26,796)
Payments for security deposit                                                  (23,559)                                  (23,559)
Net payments for property, plant and equipment                                 (29,507)                    -             (29,507)
                                                                            -----------           -----------         ------------
Net cash provided by (used in) investing activities                            (65,972)                    -             (79,862)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                                      -                18,000                   -
Proceeds from subscription of common stock                                     104,000                     -             536,000
Proceeds from sale of options                                                   87,000                     -             241,000
Advances from shareholders                                                      34,004                61,480             143,596
Proceeds from convertible notes                                              1,675,000                     -           1,675,000
Repayment of related parties advances                                          (33,653)                    -             (33,653)
Proceeds from related parties advances                                              -                      -             132,695
                                                                            -----------           -----------         ------------
Net cash provided by (used in) financing activities                          1,866,351                79,480           2,694,638

Net increase (decrease) in cash and cash equivalents                             4,736                25,853             198,207

Cash and cash equivalents at beginning of period                               193,471                     -                   -
                                                                            -----------           -----------         ------------

Cash and cash equivalents at end of period                                  $  198,207              $ 25,853           $ 198,207
                                                                            ===========           ===========         ============
                                                                                     -

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                              $  -                   $ -                 $ -
                                                                            ===========           ===========         ============
Cash paid during period for taxes                                                 $  -                   $ -                 $ -
                                                                            ===========           ===========         ============
Common stock issued for services                                          $  7,844,142             $ 445,466                 $ -
                                                                            ===========           ===========         ============
Common stock canceled-previously issued for services rendered               $ (282,000)                 $  -                 $ -
                                                                            ===========           ===========         ============
Common stock retired                                                              $  -                   $ -                 $ -
                                                                            ===========           ===========         ============

                 (See accompanying notes to unaudited condensed
                       consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2004 is not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2003 financial statements.

Business and Basis of Presentation
On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2004, the Company has accumulated losses of $13,435,906.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (continued)
Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E / F):

------------------------------------------------------------- --------------------- --------------------- ---------------------
                                                                                                             For the Period
                                                                                                           September 16, 2002
                                                                                                          (Date of Inception)
                                                               For The Six Months    For The Six Months    through March 31,
                                                              ended March 31, 2004  ended March 31, 2003          2004
------------------------------------------------------------- --------------------- --------------------- ---------------------
Net loss - as reported                                             $   (9,979,130)         $   (597,016)       $  (13,435,906)
------------------------------------------------------------- --------------------- --------------------- ---------------------

   Add: Total stock based employee  compensation  expense as
   reported under intrinsic value method (APB. No. 25)                          -                     -                     -
------------------------------------------------------------- --------------------- --------------------- ---------------------
   Deduct:  Total stock based employee  compensation expense
   as reported under fair value based method (SFAS No. 123)
                                                                                -                     -                     -
------------------------------------------------------------- --------------------- --------------------- ---------------------

Net loss - Pro Forma                                               $   (9,979,130)         $   (597,016)       $  (13,435,906)
                                                                   ===============         =============       ===============
------------------------------------------------------------- --------------------- --------------------- ---------------------

Net loss attributable to common stockholders - Pro forma           $   (9,979,130)         $   (597,016)       $  (13,435,906)
                                                                   ===============         =============       ===============
------------------------------------------------------------- --------------------- --------------------- ---------------------

Basic (and assuming dilution) loss per share - as reported           $      (0.51)          $     (0.04)         $      (0.63)
                                                                     =============          ============         =============
------------------------------------------------------------- --------------------- --------------------- ---------------------

Basic (and assuming dilution) loss per share - Pro forma             $      (0.51)          $     (0.04)         $      (0.63)
                                                                     =============          ============         =============
------------------------------------------------------------- --------------------- --------------------- ---------------------

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE B - MERGER (Continued)

Effective with the Merger, ProHealth changed its name to Applied DNA Sciences, Inc. The total purchase price and carrying value of net assets acquired of ProHealth was $1. The net assets acquired were as follows:

   ----------------------------------------------------- -----------------
   Common stock retained by  ProHealth shareholders               $ 1,015
   ----------------------------------------------------- -----------------
                                                                    (135)
   Assets acquired
   ----------------------------------------------------- -----------------

            Total consideration paid                               $  880
                                                                   ======
   ----------------------------------------------------- -----------------

In accordance with SOP 98-5, the Company expensed $880 as organization costs.

NOTE C - RELATED PARTY TRANSACTIONS

Included in current liabilities at March 31, 2004, is $109,943 of advances from the stockholders of the Company. No formal agreements or repayment terms exist.

Also, the Company owed $117,333 at March 31, 2004 to the stockholders and other related parties towards accrued expenses.

The Company leases office space under a sub lease agreement with an entity controlled by a significant former shareholder of the Company.

The Company has entered into long term employment and consulting agreements with Company's President and Chief Executive Officer and an entity controlled by a former significant Company shareholder, respectively.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. As of March 31, 2004, there are no preferred shares issued and outstanding.

The Company is authorized to issue 100,000,000 shares of common stock, with an original par value of $0.0001 par value per share. In December 2003, the Company amended its Articles of Incorporation changing the par value of the Company's common to $ 0.50 per share. In connection with the amendment, the Company increased the book value of its common stock from $2,044 to $10,451,482 and decreased Additional Paid-In Capital from $9,518,670 to $1,558,259. As of March 31, 2004, the Company has issued and outstanding 20,902,602 shares of common stock.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE D - CAPITAL STOCK (Continued)

In October 2003, the Company issued 287,439 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $2.85 per share for a total of $820,418, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

In January 2004, the Company issued 41,600 of common stock at $2.50 share pursuant to a subscription made on December 2003.

In January 2004, the Company issued 13,040 of common stock at $2.95 per share in exchange for consulting services valued at $38,468.

In January 2004, the Company issued 123,000 of common stock at $2.60 per share in exchange for consulting services valued at $319,800.

In January 2004, the Company issued 1,000 of common stock at $3.05 per share in exchange for consulting services valued at $3,050.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE D - CAPITAL STOCK (Continued)

In February 2004, the Company issued 6,283 of common stock at $3.07 per share in exchange for employee services valued at $19,288.

In March 2004, the Company issued 44,740 of common stock at $3.04 per share in exchange for consulting services valued at $136,010.

In March 2004, the Company issued 55,000 of common stock for options exercised at $1.00 per share.

In March 2004, the Company issued 5,443 of common stock at $3.00 per share in exchange for employee services valued at $16,344.

In March 2004, the Company issued 5,769 of common stock at $3.15 per share in exchange for employee services valued at $18,177.

In March 2004, the Company issued 125,000 of common stock at $3.00 per share in exchange for employee services valued at $375,000.

In March 2004, the Company issued 8,806 of common stock at $3.03 per share in exchange for employee services valued at $26,639.

In March 2004, the Company issued 22,500 of common stock at $0.10 for subscription of warrants to be exercised.

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003

NOTE E - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

------------------- ----------------- ------------------ ----------------- ----------------- ------------------
  Exercise price    Weighted Number       Remaining          Warrants      Weighted Number       Warrants
                                                           Outstanding                          Exercisable
                                      Contractual Life       Weighted                            Weighted
                      Outstanding          (Years)        Exercise Price     Exercisable      Exercise Price
------------------- ----------------- ------------------ ----------------- ----------------- ------------------
      $1.00                  338,000          4               $1.00                 306,000        $1.00
------------------- ----------------- ------------------ ----------------- ----------------- ------------------
      $0.10                  312,500          5               $0.10                 312,500        $0.10
------------------- ----------------- ------------------ ----------------- ----------------- ------------------
      $3.20                1,675,000          5               $3.20               1,675,000        $3.20
------------------- ----------------- ------------------ ----------------- ----------------- ------------------
      $3.50                   45,500          1               $3.50                  45,500        $3.50
                           ---------                                              ---------
------------------- ----------------- ------------------ ----------------- ----------------- ------------------
                           2,371,000                                              2,371,000
                           =========                                              =========
------------------- ----------------- ------------------ ----------------- ----------------- ------------------

Transactions involving warrants are summarized as follows:

                ------------------------------------------------------ ------------------ -----------------
                                                                       Number of Shares       Weighted
                                                                                           Average Price
                                                                                             Per Share
                ------------------------------------------------------ ------------------ -----------------
                Outstanding at September 30, 2003                                383,500        $     1.51
                ------------------------------------------------------ ------------------ -----------------
                Granted                                                        2,010,000              2.69
                ------------------------------------------------------ ------------------ -----------------
                Exercised                                                        (22,500)             0.10
                ------------------------------------------------------ ------------------ -----------------
                Cancelled or expired
                                                                                      -                 -
                ------------------------------------------------------ ------------------ -----------------

                Outstanding at March 31, 2004                                  2,371,000        $     2.42
                                                                               ==========       ===========
                 ------------------------------------------------------ ------------------ -----------------

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 1.00%, a dividend yield of 0% and volatility of 22.9%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $-0- for the three months ended March 31, 2004 and 2003.

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at March 31, 2004 (Unaudited) is as follows:

       --------------------------------------------------------------------------------- -----------------
       Convertible  notes payable ("Bridge Unit Offering"),  in quarterly  installments       $ 1,675,000
       of interest only at 10% per annum,  secured by all assets of the Company and due on the earlier of the  9-month  anniversary  date of the initial  closing of the
       Offering,  or the  completion  of any  equity  financing  of  $3M or  more;  The
       Company,  in its sole  discretion,  may  prepay  principal  at any time  without penalty.  The Notes are  convertible  into shares of common stock of the Company at a price of $2.50 per share.
       --------------------------------------------------------------------------------- -----------------
                                                                                                (751,121)
       Debt Discount - beneficial  conversion feature, net of accumulated  amortization of $539,715
       --------------------------------------------------------------------------------- -----------------

       Debt Discount, net of accumulated amortization of $121,396                               (262,768)
                                                                                                ---------
       --------------------------------------------------------------------------------- -----------------
                                                                                                $ 661,111
       --------------------------------------------------------------------------------- -----------------

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

During the three months ended December 31, 2003, the Company sold 27.5 units (the "Units") to accredited investors at a price of $50,000 per Unit (the "Bridge Offering") for a total of $1,375,000. Each Unit consists of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note ("Note" or "Notes"), (ii) detachable warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share ("$3.20 Warrant") and (iii) detachable warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $3.20 Warrant, the "Warrants"). The Notes are convertible into shares of our common stock at a price of $2.50 per share.

The Company accounted for the warrants and notes payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to the noteholders. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $206,526. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The debt discount attributed is amortized over the Bridge Offering's earliest maturity period of 9 months from the date of issue as interest expense.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Bridge Offering note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,168,474 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Bridge Offering. The debt discount attributed to the beneficial conversion feature is amortized over the Bridge Offering's earliest maturity period of 9 months from the date of issue as interest expense.

The Company valued the beneficial conversion of the notes and warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions:

          o    contractual terms of 5 years
          o    an average risk free interest rate of 1.00%
          o    a dividend yield of 0.00%
          o    volatility of 22.9%.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

During the three months ended March 31, 2004, the Company sold 6 units (the "Units") to accredited investors at a price of $50,000 per Unit (the "Bridge Offering") for a total of $300,000. Each Unit consists of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note ("Note" or "Notes"),
(ii) warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share ("$3.20 Warrant") and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $3.20 Warrant, the "Warrants"). The Notes are convertible into shares of our common stock at a price of $2.50 per share.

The Company accounted for the warrants and notes payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants to be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to the noteholders. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $177,638. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The debt discount attributed is amortized over the Bridge Offering's earliest maturity period of 9 months from the date of issue as interest expense.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Bridge Offering note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $122,362 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Bridge Offering. The debt discount attributed to the beneficial conversion feature is amortized over the Bridge Offering's earliest maturity period of 9 months from the date of issue as interest expense.

The Company valued the beneficial conversion of the notes and warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions:

          o    contractual terms of 5 years
          o    an average risk free interest rate of 4.25%
          o    a dividend yield of 0.00%
          o    volatility of 42.0%.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

Plan of Operation

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. The Company intends to pursue the granting of sub-licenses outside the United States, and if successful, the granting of sub-licenses would constitute a substantial additional source of liquidity and capital over time... In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding and granting of sub-licenses outside the Unites States.

During the three months ended March 31, 2004, the Company's priorities were to recruit and build its team, organize its new infrastructure and to develop a successful strategy how best to exploit its exclusive Biowell license agreement, therefore no revenues were anticipated, planned or received, expenses of ______________ were incurred stemming from general, selling, and administrative expenses; $_______ of these expenses were paid with _______________ shares of the Company's common stock to consultants for management services rendered. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be fully implemented.

Liquidity and Capital Resources

As of March 31, 2004, we had a working capital deficit of $1,119,044. As a result of our operating losses from our inception through March 31, 2004, we generated a cash flow deficit of $2,416,569 from operating activities. We met our cash requirements during this period from advances of $143,596 from the Company's officer and principal shareholders, advances of $132,695 from related parties, cash proceeds of $241,000 received as a result of registered options exercised at $1.00 per shares, cash proceeds received of $536,000 for shares sold, and $1,675,000 received for a 10% Secured Convertible Promissory Note to be issued pursuant to a private placement offering.

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

Bridge Unit Offering

From November through March 17, 2004, we sold 33.5 units (the "Units") to accredited investors at a price of $50,000 per Unit (the "Offering") for a total of $1,675,000. Each Unit consists of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note ("Note" or "Notes"), (ii) warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share ("$3.20 Warrant") and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $3.20 Warrant, the "Warrants"). The Notes are convertible into shares of our common stock at a price of $2.50 per share. The Company was obligated to file a registration statement registering the shares underlying the Notes and Warrants within 45 days of the close of the Bridge Unit Offering. The Company is presently in default for failure to file the registration statement on or before May 1, 2004.

The aggregate principal amount of Notes sold was $1,675,000. The Notes are secured and bear interest at 10% per annum, computed on the basis of a 365-day year, accruing from the date an investor's subscription was closed upon by the Company. Principal and all accrued interest will be payable in full on the earlier of (i) the 9-month anniversary date of the initial closing of the Offering, or (ii) the completion of any equity financing of $3,000,000 or more. The Company, in its sole discretion, may prepay principal at any time without penalty. The Notes are convertible into shares of common stock of the Company at a price of $2.50 per share.

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

Bridge Offering Warrants

Each Unit, or $50,000 principal amount of the Note, entitles the holder warrants exercisable on a one for one basis into shares of Common Stock at an exercise price of $3.20 during a five-year period commencing on the initial closing of the Offering (which was December 15, 2003, 2003). per share. In addition, each Unit also entitles the holder to 10,000 warrants exercisable on a one for one basis into shares of Common Stock at an exercise price of $0.10 per share during a five-year period commencing on the initial closing of the Offering (which was December 15, 2003) In the event a holder of Warrants fails to exercise the Warrants prior to their expiration, the Warrants will expire, and the holder thereof will have no further rights with respect to the Warrants.

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

Number of Employees

As of March 31, 2004, we have ten full time employees and we continue to rely on the services of outside consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

The Company relies on a small number of key individuals to implement plans and operations. Although the Company may obtain key person life insurance coverage on the Company's key individuals, once substantial financial resources are obtained, the Company has not done so at this time. Should for some reason their services become unavailable, the Company will be required to retain other qualified personnel.

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

The Company may be unable to protect its trademarks, trade secrets and other intellectual property rights that are important to its business. The Company regards its trademarks, trade secrets and other intellectual property as a component of its success. The Company relies on trademark law as well as trade secret protection and confidentiality license agreements with consultants, employees, customers, partners and partners to protect our intellectual property.

Litigation as regards the Company intellectual property or other subject matters could harm the Company's business. Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. The Company is aware that patents have been applied for, and in some cases issued to others, claiming technologies that are closely related to Applied DNA Sciences, Inc. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, the Company periodically receives notices of potential infringements of patents held by others. Although to date the Company has successfully resolved these types of claims, the Company may not be able to do so in the future. In the event of an intellectual property dispute, the Company may be forced to litigate. This litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should the Company not prevail, could seriously harm the Company's business. In the case a third party claims an intellectual property right to technology the Company uses, the Company may need to discontinue an important product or product line, alter its products and processes, pay license fees or cease its affected business activities, Although the Company might under these circumstances attempt to obtain a license to this intellectual property, it may not be able to do so on favorable terms, or at all.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004, the Company issued a total of 41,600 shares of Common Stock at $2.50 per share in fulfillment of a stock subscription made in December 2003 to various consultants in exchange for administrative, marketing, financial advisory and legal consulting services. These issuances are considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

To conserve capital, in February 2004, the Company issued 6,283 shares of Common Stock to employees in lieu of their cash salaries. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In March 2004, the Company issued 44,740 shares of Common Stock in exchange for consulting services. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In March 2004, the Company issued 55,000 of common stock for options exercised at $1.00 per share.

In March 2004, the Company issued 125,018 shares of Common Stock in exchange for employee services. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In March 2004, the Company issued 22,500 of common stock at $0.10 for subscription of warrants to be exercised. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder, as well as Section 4(2) of the Act.

In March 2004, the Company issued 5,443 of common stock at $3.00 per share in exchange for employee services valued at $16,344.

In March 2004, the Company issued 5,769 of common stock at $3.15 per share in exchange for employee services valued at $18,177.

In March 2004, the Company issued 8,806 of common stock at $3.03 per share in exchange for employee services valued at $26,639.


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

Date:   May 21, 2004                                 Applied DNA Sciences, Inc.

                                                     /s/Rob Hutchison
                                                     -----------------
                                                     Rob Hutchison
                                                     Chief Executive Officer

                                                     /s/ Gerhard Wehr
                                                     -------------------
                                                     Gerhard Wehr
                                                     Chief Financial Officer