Form 10QSB/A
period 2004-03-31
APPLIED DNA SCIENCES INC
filed 2004-05-24
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

Plan of Operation

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. The Company intends to pursue the granting of sub-licenses outside the United States, and if successful, the granting of sub-licenses would constitute a substantial additional source of liquidity and capital over time. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding and granting of sub-licenses outside the Unites States.

During the three months ended March 31, 2004, the Company's priorities were to recruit and build its team, organize its new infrastructure and to develop a successful strategy how best to exploit its exclusive Biowell license agreement, therefore no revenues were anticipated, planned or received, expenses of $12,796,876 were incurred stemming from general, selling, and administrative expenses. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be fully implemented.

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