Form 10QSB
period 2004-06-30
APPLIED DNA SCIENCES INC
filed 2004-08-17
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                  For the quarterly period ended June 30, 2004

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

Common Stock, $0.50 par value 22,088,554
(Class) (Outstanding as of June 30, 2004)

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

         Signatures

ITEM 1.  Financial Statements

                             APPLIED DNA SCIENCES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   JUNE 30, 2004
                                     (Unaudited)

                                       ASSETS
 Current assets:
 Cash and Equivalents                                                           $          -
                                                                                -------------
    Total Current Assets                                                                   -

    Property, Plant and Equipment -
    net of accumulated depreciation of $1,054                                         28,453

 Other Assets:
    Deposits and Other Assets                                                         23,559
    Patent Filing                                                                     32,647
                                                                                -------------
                                                                                      56,206
                                                                                -------------
    Total Assets                                                                  $   84,659
                                                                                =============

                 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
    Cash Disbursed in Excess of Available Funds                                 $     17,870
    Accounts Payable and Accrued Liabilities                                         567,477
    Accrued Liabilities Due Related Parties (Note C)                                 117,333
    Convertible Notes Payable(Note F)                                              1,219,444
    Due to Related Parties (Note C)                                                  109,943
                                                                                -------------
    Total Current Liabilities                                                      2,032,067

 Note Payable                                                                         88,500

 Commitments and Contingencies

 Deficiency in Stockholders' Equity:
    Preferred Stock, par value $.0001 per share; 10,000,000 shares authorized;
    none issued.
    Common Stock, par value $.50 per share; 100,000,000 shares authorized;
    22,088,544 shares issued and outstanding                                      11,044,277
    respectively.
    Common Stock Subscription                                                         (1,000)
    Additional Paid-In-Capital                                                     2,587,853
    Deficit accumulated during development stage                                 (15,667,038)
                                                                                -------------
                                                                                  (2,035,908)
                                                                                -------------
       Total Liabilities and Deficiency in Stockholders' Equity                 $     84,659
                                                                                =============

 (See accompanying notes to unaudited condensed consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                                                       For the Period,
                                         For The Three Months Ended      For The Nine Months Ended    September 16, 2002,
                                                 June 30,                          June 30,         (Inception Date) through
                                          2004              2003            2004             2003        June 30, 2004
                                     -------------    -------------    --------------   --------------   --------------
Revenues:
Sales                                $          -     $          -     $           -    $           -    $           -

COGS                                            -                -                 -                -                -

Operating expenses:
Selling, general and administrative     1,672,449          325,881        10,989,349          922,897       14,469,324
Depreciation and amortization                 351                -             1,053                -            1,053
                                     -------------    -------------    --------------   --------------   --------------
Total operating expenses                1,672,800          325,881        10,990,402          922,897       14,470,377

Operating loss                         (1,672,800)        (325,881)      (10,990,402)        (922,897)     (14,470,377)

Other Income (expense)                          -                -             1,385                -           26,385
Interest (expense)                       (558,333)               -        (1,221,245)               -       (1,223,046)
Income (taxes) benefit                          -                -                 -                -                -
                                     -------------    -------------    --------------   --------------   --------------

Net loss                             $ (2,231,132)    $   (325,881)    $ (12,210,262)   $    (922,897)   $ (15,667,038)
                                     =============    =============    ==============   ==============   ==============

Loss per common share
(basic and assuming dilution)        $      (0.10)    $      (0.02)    $       (0.61)   $       (0.05)
                                     =============    =============    ==============   ==============

Weighted average shares outstanding    21,350,449       16,796,442        20,164,783       16,796,442
                                     =============    =============    ==============   ==============

 (See accompanying notes to unaudited condensed consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS` EQUITY For the period September 16,2002 (Date of incorporation) through June 30, 2004
                                   (Unaudited)

                                                                                                            Deficit
                                                                                                           Accumulated
                                                                     Additional   Stock         Stock        During
                                           Common     Common Stock   Paid-In    Subscription  Subscription  Development
                                           Shares       Amount       Capital      Payable      Receivable     Stage       Total
                                           ------     ------------   -------    ------------  -------------   -----       -----
Issuance of common stock to
Founders in exchange for
services on September 16,
2002 at $0.01 per share                   $ 100,000        $ 10        $ 990         $ -          $ -            $ -      $ 1,000

Net Loss                                          -           -            -           -            -        (11,612)     (11,612)
                                        --------------------------------------------------------------------------------------------
Balance at September 30, 2002               100,000          10          990           -            -        (11,612)     (10,612)

Issuance of common stock in
connection with merger with
ProHealth Medical Technologies,
Inc., on October 1, 2002.                10,178,352       1,000            -           -            -             -        1,000

Cancellation of Common Stock
in connection with merger with
ProHealth Medical Technologies,
Inc., on October 21, 2002.                 (100,000)          -       (1,000)          -            -             -       (1,000)

Issuance of Common Stock in
exchange for services in October
2002 at $0.065 per share.                   602,000          60       39,070           -            -             -       39,130

Issuance of Common Stock in exchange
for subscription in November and
December 2002 at $0.065 per share.          876,000          88       56,852           -      (56,940)            -            -

Cancellation of Common Stock in
January 2003 previously issued in
exchange for consulting services.          (836,000)        (76)     (54,264)          -       54,340             -            -

Issuance of Common Stock in exchange
for licensing services valued at
$0.065 per share in January 2003.         1,500,000         150       97,350           -            -             -       97,500

Issuance of Common Stock in exchange
for consulting services valued at
$0.13 per share in January 2003.            586,250          58       76,155           -            -             -       76,213

Issuance of Common Stock in exchange
for consulting services at $0.065
per share in February 2003.                   9,000           1          584           -            -             -          585

Issuance of Common Stock to
Founders in exchange for services
valued at $0.0001 per share
in March 2003.                           10,140,000       1,014            -           -            -             -        1,014

Issuance of Common Stock in
exchange for consulting services
valued at $2.50 per
share in March 2003.                         91,060           9      230,625           -            -             -      230,634

Issuance of Common Stock in
exchange for consulting services
valued at $0.065 per share in
March 2003.                                   6,000           1          389           -            -             -          390

Common Stock issued in exchange for
cash at $1 per share in March 2003.               -           -       18,000           -            -             -       18,000

Common Stock issued in exchange for
consulting services at $0.065 per
share, April 1, 2003.                       860,000          86       55,814                        -             -       55,900

Common Stock issued in exchange for
cash at $1.00 per share, April 9, 2003.      18,000           2            -           -            -             -            2

Common Stock issued in exchange for
consulting services at $0.065 per
share, April 9, 2003.                         9,000           1          584           -            -             -          585


                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS` EQUITY
 For the period September 16,2002 (Date of incorporation) through June 30, 2004
                                   (Unaudited)

Common Stock issued in exchange for
consulting services at $2.50 per share,
April 23, 2003.                               5,000           1       12,499           -            -             -       12,500

Common Stock issued in exchange for
consulting services at $2.50 per
share, June 12, 2003.                        10,000           1       24,999           -            -             -       25,000

Common Stock issued in exchange for
cash at $1 per share on June 17 2003.        50,000           5       49,995           -            -             -       50,000

Common stock issued in exchange for
cash at $2.50 per share pursuant to
private placement on June 27, 2003.               -           -            -      24,000            -             -       24,000

Common stock retired in exchange for
note payable at $0.0118 per share,
June 30, 2003.                           (7,500,000)       (750)         750           -            -             -            -

Common stock issued in exchange for
consulting services at $0.065 per
share, June 30, 2003.                       270,000          27       17,523           -            -             -       17,550

Common stock subscribed in exchange
for cash at $1.00 per share pursuant
to private placement, June 30, 2003.              -           -            -      10,000            -             -       10,000

Common stock subscribed in exchange
for cash at $2.50 per share pursuant
to private placement, June 30, 2003.              -           -            -      24,000            -             -       24,000

Common stock issued in exchange for
consulting services at approximately
$2.01 per share, July 2003.                 213,060          21      428,797           -            -             -      428,818

Common stock canceled in July 2003,
previously issued for services
rendered  at $2.50 per share.               (24,000)         (2)     (59,998)          -            -             -      (60,000)

Common stock issued for options
exercised at $1.00 in July 2003.             20,000           2       19,998           -            -             -       20,000

Common stock issued for options
exercised at $1.00-subscription
payable-in July 2003.                        10,000           1        9,999     (10,000)           -             -            -

Common stock issued in exchange
for consulting services at
approximately $2.38 per share,
August 2003.                                172,500          17      410,913           -            -             -      410,931

Common stock issued for options
exercised at $1.00 in August 2003.           29,000           3       28,997           -            -             -       29,000

Common stock issued in exchange for
consulting services at approximately
$2.41 per share, September 2003.            395,260          40      952,957           -            -             -      952,997

Common stock issued in exchange
for cash at $2.50 per share-subscription
payable-September 2003.                      19,200           2       47,998     (48,000)           -             -            -

Common stock issued in exchange for
cash at $2.50 per share pursuant to
private placement September 2003.             6,400           1       15,999           -            -             -       16,000

Common stock issued for options
exercised at $1.00 in September 2003.        95,000          10       94,991           -            -             -       95,000

Common stock subscription receivable
reclassed -September 2003.                        -           -            -           -        2,600             -        2,600

Common Stock subscibed to at $2.50 per
share in September 2003.                          -           -            -     300,000            -             -      300,000

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS` EQUITY
 For the period September 16,2002 (Date of incorporation) through June 30, 2004
                                   (Unaudited)


Net Loss                                          -           -            -           -            -    (3,445,164)  (3,445,164)
                                        --------------------------------------------------------------------------------------------
Balance at September 30, 2003.           17,811,082       1,781    2,577,566     300,000            -    (3,456,776)    (577,429)

Common stock issued in exchange for
consulting services at approximately
$2.85 per share, October 2003.              287,439          29      820,389           -            -             -     820,418

Common stock issued in exchange for cash
at $2.50 per share-subscription
payable-October 2003.                       120,000          12      299,988    (300,000)           -             -            -


Common stock canceled in October 2003,
previously issued for services rendered
at $2.50 per share.                        (100,000)        (10)    (249,990)          -            -             -     (250,000)

Common stock issued in exchange for
consulting services at approximately
$2.85 per share, November 2003.             100,000          10      299,990           -            -             -      300,000

Common stock subscribed in exchange for
cash at $2.50 per share pursuant to
private placement, November, 2003.          100,000          10      249,990           -            -             -      250,000

Common stock subscribed in exchange for
cash at $2.50 per share pursuant to
private placement, December, 2003.            6,400           1       15,999           -            -             -       16,000

Common stock issued in exchange for
consulting services at approximately
$2.59 per share, December 2003.           2,125,500         213    5,504,737           -            -             -    5,504,950

Common Stock subscribed to at $2.50 per
share in December 2003.                           -           -            -     104,000            -             -      104,000

Beneficial conversion feature relating
to notes payable.                                 -           -    1,168,474           -            -             -    1,168,474

Beneficial conversion feature relating
to warrants.                                      -           -      206,526           -            -             -      206,526

Adjust common stock par value from
$0.0001 to $0.50 per share,
per amendment of
articles dated Dec 2003.                          -  10,223,166  (10,223,166)          -            -             -            -

Common Stock issued pursuant to
subscription at $2.50 share in
Jan 2004.                                    41,600      20,800       83,200    (104,000)           -             -            -

Common stock issued in exchange for
consulting services at $2.95
per share, Jan 2004.                         13,040       6,520       31,948           -            -             -       38,468

Common stock issued in exchange for
consulting services at $2.60 per
share, Jan 2004.                            123,000      61,500      258,300           -            -             -      319,800

Common stock issued in exchange
for consulting services at
$3.05 per share, Jan 2004.                    1,000         500        2,550           -            -             -        3,050

Common stock issued in exchange
for employee services at $3.07
per share, Feb 2004.                          6,283       3,142       16,147           -            -             -       19,288

Common stock issued in exchange
for consulting services at $3.04
per share, Mar 2004.                         44,740      22,370      113,640           -            -             -      136,010

Common Stock issued for options
exercised at $1.00 per share in
Mar 2004.                                    55,000      27,500       27,500           -            -             -       55,000

Common stock issued in exchange
for employee services at $3.00
per share, Mar 2004.                          5,443       2,722       13,623           -            -             -       16,344



                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS` EQUITY
 For the period September 16,2002 (Date of incorporation) through June 30, 2004
                                   (Unaudited)

Common stock issued in exchange
for employee services at $3.15
per share, Mar 2004.                          5,769       2,885       15,293           -            -             -       18,177

Common stock issued in exchange
for consulting services at $3.00
per share, Mar 2004.                        125,000      62,500      312,500           -            -             -      375,000

Common stock issued in exchange
for employee  services at
$3.03 per share, Mar 2004.                    8,806       4,403       22,236           -            -             -       26,639

Common Stock issued pursuant
to subscription
at $2.50 per share in Mar 2004.              22,500      11,250       (9,000)          -            -             -        2,250

Beneficial Conversion Feature realting
to Notes Payable.                                 -           -      122,362           -            -             -      122,362


Benefical Conversion Feature relating
to Warrants.                                      -           -      177,638           -            -             -      177,638

Common stock issued in exchange for
consulting services at $2.58 per share,
Apr 2004.                                     9,860       4,930       20,511           -            -             -       25,441

Common stock issued in exchange for
consulting services at $2.35 per share,
Apr 2004.                                    11,712       5,856       21,667           -            -             -       27,523

Common stock issued in exchange for
consulting services at $1.50 per share,
Apr 2004.                                   367,500     183,750      367,500           -            -             -      551,250

Common stock returned to treasury at
$0.065 per share, Apr 2004.                 (50,000)    (25,000)      21,750           -            -             -       (3,250)

Common stock issued in exchange for
consulting services at $1.01 per
share in May 2004.                          100,000      50,000       51,250           -            -             -      101,250

Common stock issued per subscription
May 2004.                                    10,000       5,000       (4,000)          -       (1,000)            -            -

Common stock issued in exchange for
consulting services at $0.86 per
share in May 2004.                          137,000      68,500       50,733           -            -             -      119,233

Common stock issued in exchange for
consulting services at $1.15 per
share in May 2004.                           26,380      13,190       17,147           -            -             -       30,337

Common stock returned to treasury at
$0.065 per share, Jun 2004.                  (5,000)     (2,500)       2,175           -            -             -         (325)

Common stock issued in exchange for
consulting services at $0.67 per
share in June 2004.                         270,500     135,250       45,310           -            -             -      180,560

Common stock issued in exchange for
consulting services at $0.89 per
share in June 2004.                           8,000       4,000        3,120           -            -             -        7,120

Common stock issued in exchange for
consulting services at $0.65 per
share in June 2004.                          50,000      25,000        7,250           -            -             -       32,250

Common stock issued pursuant to
private placement at $1.00 per
share in June 2004.                         250,000     125,000      125,000           -            -             -      250,000

Net Loss                                          -           -            -           -            -   (12,210,262) (12,210,262)
                                       ---------------------------------------------------------------------------------------------
Balance at June 30, 2004                 22,088,554 $11,044,277   $2,587,853         $ -      $(1,000) $(15,667,038)  (2,035,908)
                                       =============================================================================================

(See accompanying notes to unaudited condensed consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                               For the period
                                                                                                             September 16, 2002
                                                                                                           (inception date) through
                                                                      For The Nine Months Ended June 30           June 30,
                                                                          2004             2003                     2004
                                                                     ---------------  ---------------        ---------------
Cash flows from operating activities:
Net loss from operating activities                                   $  (12,210,262)  $     (922,897)        $  (15,667,038)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation                                                               1,054                -                  1,054
   Common stock retired                                                           -           88,500                 88,500
   Amortization of beneficial conversion feature                          1,219,444                -              1,219,444
   Common stock issued in exchange for consultant services rendered       8,918,032          557,003             11,496,957
   Common stock canceled-previously issued for services rendered           (285,575)               -               (285,575)
Increase in Assets and Liabilities:
   Prepaid Expenses and Deposits                                                  -          (15,275)                     -
   Other Assets                                                                   -           (4,220)                     -
   Accounts payable and accrued liabilities                                 113,477          155,551                567,595
   Cash disbursed in excess of available funds                               17,870                -                 17,870
                                                                     ---------------  ---------------        ---------------
     Net cash used in operating activities                               (2,225,960)        (141,338)            (2,561,193)

Cash flows from investing activities:
   Payments for Patent Filing                                               (18,758)               -                (32,648)
   Payments for security deposits                                           (23,559)               -                (23,559)
   Capital expenditures                                                     (29,507)               -                (29,507)
                                                                     ---------------  ---------------        ---------------
     Net cash used in investing activities                                  (71,824)               -                (85,714)

Cash flows from financing activities:
   Proceeds from sale of common stock, net of cost                                -                -                      -
   Proceeds from subscription of common stock                               354,000          116,000                536,000
   Proceeds from sale of options                                             87,000           10,000                241,000
   Advances from shareholders                                                34,004           93,980                109,943
   Proceeds from loans                                                    1,675,000                -              1,675,000
   Repayment of related parties advances                                    (33,653)               -                (22,317)
   Proceeds from related parties advances                                         -                -                107,282

     Net cash provided by financing activities                            2,104,313          219,980              2,646,908

     Net increase (decrease) in cash and cash equivalents                  (193,471)          78,642                      -

     Cash and cash equivalents at beginning of period                       193,471                -                      -
                                                                    ----------------  ---------------        ---------------
     Cash and cash equivalents at end of period                     $             -   $       78,642        $             -
                                                                    ================  ===============       ================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during period for interest                             $             -   $            -                      -
                                                                    ================  ===============       ================
   Cash paid during period for taxes                                $             -   $            -                      -
                                                                    ================  ===============       ================
   Common stock issued for services                                 $     8,918,022   $      557,003        $    11,496,957
                                                                    ================  ===============       ================
   Common stock canceled-previously issued for services rendered    $      (285,575)                        $      (285,575)
                                                                    ================                        ================
   Common stock retired                                                               $       88,500        $        88,500
                                                                                      ===============       ================

   Amortization of benefical conversion feature                     $     1,219,444                         $    1,219,3444
                                                                    ================                        ================
   Common stock retained by ProHealth shareholders                  $         1,015                         $         1,015

   Asset acquired                                                              (135)                        $          (135)
                                                                    ---------------                         ----------------
   Organization Cost                                                $           880                         $           880
                                                                    ================                        ================


(See accompanying notes to unaudited condensed consolidated financial statements)

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2004 is not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2003 financial statements.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2004, the Company has accumulated losses of $15,667,037.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E / F):

                                                                                                            From September
                                                                            For the nine months ended        16, 2002 (Date
                                                                                     June 30,               of Inception) to
                                                                              2004              2003         June 30, 2004
       Net loss - as reported                                             $(12,210,262)     $ (922,897)      $(15,667,037)

       Add: Total stock based employee  compensation  expense as
       reported under intrinsic value method (APB. No. 25)                           -               -                  -

       Deduct:  Total stock based employee  compensation expense as
       reported under fair value based method (SFAS No. 123)                         -               -                  -
                                                                          -------------     -----------      -------------
       Net loss - Pro Forma                                               $(12,210,262)     $ (922,897)      $(15,667,037)
                                                                          =============     ===========      =============
                                       10

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003



       Net loss attributable to common stockholders - Pro forma           $(12,210,262)     $ (922,897)      $(15,667,037)
                                                                          =============     ===========      =============
       Basic (and assuming dilution) loss per share - as reported         $      (0.61)     $    (0.05)
                                                                          =============     ===========
       Basic (and assuming dilution) loss per share - Pro forma           $      (0.61)     $    (0.05)
                                                                          =============     ===========

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE B - ACQUISITION  AND CAPITAL RESTRUCTURE

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

Effective with the Merger, ProHealth changed its name to Applied DNA Sciences, Inc. The total purchase price and carrying value of net assets acquired of ProHealth was $1. The net assets acquired were as follows:

       Common stock retained by  ProHealth shareholders         $ 1,015
       Assets acquired                                             (135)
                                                                --------
                Total consideration paid                        $   880
                                                                ========
In accordance with SOP 98-5, the Company expensed $880 as organization costs.

NOTE C - RELATED PARTY TRANSACTIONS

Included in current liabilities at June 30, 2004, is $109,943 of advances from the stockholders of the Company. No formal agreements or repayment terms exist.

In addition, the Company owes $117,333 at June 30, 2004 to the stockholders and other related parties towards accrued expenses.

The Company leases office space under a sub lease agreement with an entity controlled by a significant former shareholder of the Company.

The Company has entered into long term employment and consulting agreements with Company's President and Chief Executive Officer and an entity controlled by a former significant Company shareholder, respectively.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2004, there are no preferred shares issued and outstanding.

The Company is authorized to issue 100,000,000 shares of common stock, with an original par value of $0.0001 par value per share. In December 2003, the Company amended its Articles of Incorporation changing the par value of the Company's common to $ 0.50 per share. In connection with the amendment, the Company increased the book value of its common stock from $2,044 to $10,451,482 and decreased Additional Paid-In Capital from $9,518,670 to $1,558,259. As of June 30, 2004, the Company has issued and outstanding 22,088,544 shares of common stock.


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

In October 2003, the Company canceled 100,000 shares of common stock previously issued in exchange for services at $2.50 per share.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE D - CAPITAL STOCK (Continued)

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

In January 2004, the Company issued 41,600 shares of common stock at $2.50 share pursuant to a subscription made on December 2003.

In January 2004, the Company issued 13,040 shares of common stock at $2.95 per share in exchange for consulting services valued at $38,468.

In January 2004, the Company issued 123,000 shares of common stock at $2.60 per share in exchange for consulting services valued at $319,800.

In January 2004, the Company issued 1,000 shares of common stock at $3.05 per share in exchange for consulting services valued at $3,050.

In February 2004, the Company issued 6,283 shares of common stock at $3.07 per share in exchange for employee services valued at $19,288.

In March 2004, the Company issued 44,740 shares of common stock at $3.04 per share in exchange for consulting services valued at $136,010.

In March 2004, the Company issued 55,000 of common stock for options exercised at $1.00 per share.

In March 2004, the Company issued 5,443 shares of common stock at $3.00 per share in exchange for employee services valued at $16,344.

In March 2004, the Company issued 5,769 shares of common stock at $3.15 per share in exchange for employee services valued at $18,177.

In March 2004, the Company issued 125,000 shares of common stock at $3.00 per share in exchange for employee services valued at $375,000.

In March 2004, the Company issued 8,806 shares of common stock at $3.03 per share in exchange for employee services valued at $26,639.

In April 2004, the Company issued 22,500 shares of common stock at $0.10 for subscription of warrants to be exercised.

In April 2004, the Company issued 9,860 shares of common stock at $2.58 per share in exchange for employee services valued at $25,441.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE D - CAPITAL STOCK (Continued)

In April 2004, the Company issued 11,712 shares of common stock at $2.35 per share in exchange for consulting services valued at $27,523.

In April 2004, the Company issued 367,500 shares of common stock at $1.50 per share in exchange for consulting services valued at $551,250.

In April 2004, the Company retired 50,000 shares of common stock previously issued for consulting services at $0.065 per share or $3,250.

In May 2004, the Company issued 100,000 shares of common stock at $1.01 per share in exchange for consulting services valued at $101,250.

In May 2004, the Company issued 10,000 shares of common stock at $0.10 per share in a stock subscription for $1,000.

In May 2004, the Company issued 137,000 shares of common stock at $0.86 per share in exchange for consulting services valued at $119,233.

In May 2004, the Company issued 26,380 shares of common stock at $1.15 per share in exchange for consulting services valued at $30,337.

In June 2004, the Company retired 5,000 shares of common stock previously issued for consulting services at $0.065 per share or $325.

In June 2004, the Company issued 270,500 shares of common stock at $0.67 per share in exchange for consulting services valued at $180,560.

In June 2004, the Company issued 8,000 shares of common stock at $0.89 per share in exchange for consulting services valued at $7,120.

In June 2004, the Company issued 50,000 shares of common stock at $0.645 per share in exchange for consulting services valued at $32,250.

In June 2004, the Company sold 250,000 shares of common stock at $1.00 per share for total proceeds of $250,000 pursuant to private placement.

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

                                                                       Warrants                                  Warrants
                                                  Remaining           Outstanding                               Exercisable
                          Weighted Number     Contractual Life     Weighted Exercise     Weighted Number     Weighted Exercise
    Exercise price          Outstanding            (Years)               Price             Exercisable             Price
        $1.00                       338,000           4                  $1.00               306,000               $1.00
        $0.10                       312,500           5                  $0.10               312,500               $0.10
        $3.20                     1,675,000           5                  $3.20             1,675,000               $3.20
        $3.50                        45,500           1                  $3.50                45,500               $3.50
                                  ----------                                               ----------
                                  2,371,000                                                2,339,000
                                  ==========                                               ==========

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE E - WARRANTS (Continued)

Transactions involving warrants are summarized as follows:
                                                                     Weighted
                                                                   Average Price
                                               Number of Shares     Per Share

     Outstanding at September 30, 2003            383,500        $     1.51
     Granted                                    2,010,000              2.69
     Exercised                                    (22,500)             0.10
     Cancelled or expired
                                               -----------       -----------
     Outstanding at June 30, 2004               2,371,000        $     2.42
                                               ===========       ===========
The estimated value of the  compensatory  warrants  granted to  non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 1.00%, a dividend yield of 0% and volatility of 22.9%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $-0- for the three months ended June 30, 2004 and 2003.

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2004 is as follows:

   Convertible  notes  payable  ("Bridge  Unit  Offering"),  in quarterly installments of interest only at 10% per annum,  secured by all assets of the Company and due on the earlier of the 9-month  anniversary date of the  initial  closing of the  Offering,  or the  completion  of any equity financing of $3M or more; The Company,  in its sole discretion, may  prepay  principal  at any time  without  penalty.  The  Notes are convertible  into shares of common  stock of the Company at a price of
   $2.50 per share.                                                            $ 1,675,000

   Debt  Discount - beneficial  conversion  feature,  net of  accumulated
   amortization of $969,993                                                       (320,843)

   Debt Discount, net of accumulated amortization of $249,450                     (134,713)
                                                                               ------------
                                                                               $ 1,219,444
                                                                               ============

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

The Company accounted for the warrants and notes payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to the noteholders. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $206,526. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The debt discount attributed is amortized over the Bridge Offering's earliest maturity period of 9 months from the date of issue as interest expense.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Bridge Offering note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (Continued)

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

The Company accounted for the warrants and notes payable in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"). APB 14 requires a portion of the proceeds from the issuance of debt securities with detachable stock warrants be allocated to the warrants and treated as paid-in capital. Any resulting discount or premium on the notes payable should be recorded and amortized over the life of the notes. The Company used the Black-Scholes model to determine the value of the warrants issued to the noteholders. Under the Black-Scholes model, the value of the warrants are determined by taking the difference between acquiring the stock outright and the present value of paying the exercise price on the expiration day. As a result, the Company valued the warrants at $177,638. This amount was recorded as paid-in capital and the resulting discount on the notes payable was recorded and is being amortized using the interest method over the life of the notes. The debt discount attributed is amortized over the Bridge Offering's earliest maturity period of 9 months from the date of issue as interest expense.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2004

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

Overview

Applied DNA Sciences, Inc. is a provider of DNA-embedded security solutions that protect corporate and government intellectual property from counterfeiting and fraud. Using a proprietary line of botanical DNA-embedded biotechnology products accompanied by monitoring and enforcement support, the company produces biotech solutions customized to its customer's needs. Applied DNA Sciences, Inc. (Applied DNA Sciences) provides the most effective methods for identifying, deterring, and apprehending global counterfeiting organizations. The company's solutions also provide additional safeguards to meet heightened security requirements and avert potentially dangerous acts against governments and private sectors. Applied DNA Sciences is one of a very limited number of companies worldwide to pioneer DNA biotechnology applied to anti-counterfeit and fraud prevention solutions.

Applied DNA Sciences has an exclusive licensing and partnership agreement with Biowell Technology Inc. (Biowell) of Taiwan, with exclusive territories including North America and Europe. The company is positioned to be the market leader in sales, marketing, and sub-licensing of the DNA biotechnology products, developed by Biowell, in the world's largest markets.

Applied DNA Sciences' DNA-embedded products are available to a broad range of industries including corporations, federal government agencies, information technology, security and surveillance, textiles, food products, agriculture, entertainment media, the arts, cosmetics, pharmaceutical, biometrics, automotive, and numerous vertical retail markets. The applications also enhance capabilities for personnel identification verification and validation of the source of components used for critical manufacturing, defense, and other highly secure products.

Plan of Operation

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

During the three months ended June 30, 2004, the Company's priorities were to recruit and build its team, organize its infrastructure and to develop and implement a successful strategy on how best to exploit its exclusive Biowell license agreement, therefore no revenues were anticipated, planned or received, expenses of $1,672,449 were incurred stemming from general, selling, and administrative expenses. An additional $558,333 was incurred to financing activities.

Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be fully implemented.

Liquidity and Capital Resources

As of June 30, 2004, we had a working capital deficit of $2,032,067. As a result of our operating losses from our inception through June 30, 2004, we generated a cash flow deficit of $2,561,193 from operating activities. We met our cash requirements during this period from advances of $109,943 from the Company's officers and principal shareholders, advances of $107,282 from related parties, cash proceeds of $241,000 received as a result of registered options exercised at $1.00 per share, cash proceeds received of $536,000 for shares sold, and $1,675,000 received for a 10% Secured Convertible Promissory Note to be issued pursuant to a private placement offering.

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

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The effect of inflation on the Company's operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountant has stated in his report included in the Company's annual report on Form 10-KSB, for the year ended September 30, 2003, that the Company has incurred operating losses from its inception , and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

In the event that the sum due under the Note is not repaid on the Maturity Date, the Holder will have the option to either have the Note accrue interest at 12% or such amount as legally allowed until paid, or to convert the entirety of the debt then outstanding under the Note into the number of shares derived by dividing the sum of such debt by the dollar value equal to 80% of the closing ask price of the shares on the last trading day immediately preceding the Maturity Date as reported on the market upon which the shares shall then be trading, provided, however, that the conversion price shall never be less than $1.00 per share. Any shares acquired thereby shall carry with them the demand and piggy back registration rights granted to the Holder under the terms of the Note.
The Company was obligated to file a registration statement on or before April 30, 2004, covering the shares of common stock underlying the convertible notes and the warrants. The Company failed to file the registration statement on or before April 30, 2004 and as of the date of this filing, the Company has not yet filed the registration statement. In addition, on July 24, 2004, the Notes became due and payable. As of the date of this filing, the Company has not repaid any of the Note holders, and the Notes are incurring interest at 12%, the default interest rate as set in the Notes. As a result of these defaults, the Note holders are entitled to enforce the provisions of the security agreement, in addition to the rights granted under the Notes, although no actions have been taken by the Note holders as of the date of this filing. The Company intends to make an offer to the Note holders to extend the repayment date of the Notes, however, no assurances can be given that the Note holders will agree with the Company's offer or that any of the Note holders will seek enforcement of their various rights.

Bridge Offering Warrants

Each Unit, or $50,000 principal amount of the Note, entitles the holder warrants exercisable on a one for one basis into shares of Common Stock at an exercise price of $3.20 during a five-year period commencing on the initial closing of the Offering (which was December 15, 2003). In addition, each Unit also entitles the holder to 10,000 warrants exercisable on a one for one basis into shares of Common Stock at an exercise price of $0.10 per share during a five-year period commencing on the initial closing of the Offering (which was December 15, 2003). In the event a holder of Warrants fails to exercise the Warrants prior to their expiration, the Warrants will expire, and the holder thereof will have no further rights with respect to the Warrants.

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

Number of Employees

As of June 30, 2004, we have eight full time employees and we continue to rely on the services of outside consultants. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2004, the Company issued 22,500 shares of common stock at $0.10 for subscription of warrants to be exercised.

In April 2004, the Company issued 9,860 shares of common stock at $2.58 per share in exchange for employee services valued at $25,441.

In April 2004, the Company issued 11,712 shares of common stock at $2.35 per share in exchange for consulting services valued at $27,523.

In April 2004, the Company issued 367,500 shares of common stock at $1.50 per share in exchange for consulting services valued at $551,250.

In April 2004, the Company retired 50,000 shares of common stock previously issued for consulting services at $0.065 per share or $3,250.

In May 2004, the Company issued 100,000 shares of common stock at $1.01 per share in exchange for consulting services valued at $101,250.

In May 2004, the Company issued 10,000 shares of common stock at $0.10 per share in a stock subscription for $1,000.

In May 2004, the Company issued 137,000 shares of common stock at $0.86 per share in exchange for consulting services valued at $119,413.

In May 2004, the Company issued 26,380 shares of common stock at $1.15 per share in exchange for consulting services valued at $30,337.

In June 2004, the Company retired 5,000 shares of common stock previously issued for consulting services at $0.065 per share or $325.

In June 2004, the Company issued 270,500 shares of common stock at $0.67 per share in exchange for consulting services valued at $180,560.

In June 2004, the Company issued 8,000 shares of common stock at $0.89 per share in exchange for consulting services valued at $7,120.

In June 2004, the Company issued 50,000 shares of common stock at $0.64 1/2 per share in exchange for consulting services valued at $32,250.

In June 2004, the Company sold 250,000 shares of common stock at $1.00 per share for total proceeds of $250,000 pursuant to private placement.

The securities issued the above transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in each transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. None of the transactions involved general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

On June 2, 2004, the Company announced the appointment of Peter Brockelsby as President of Applied DNA Sciences, Inc. reporting directly to the Board of Directors. Mr. Brocklesby, 54, has over 20 years of experience in the development, commercialization and marketing of new technologies and has many contacts worldwide. Before joining Applied DNA, he served as Director of B.I.D.C NV from 2000 to 2003 where he developed and commercialized electronic products and communications. Also during that time, Mr. Brockelsby served on the Board of Directors of International Power & Energy Group. From 1998 to 2000 he was Executive Vice President of Strategic Business Development acquiring interest in the energy industry.

     In 1977, after seven years service as a commissioned officer in the Royal Air Force, Brocklesby left to become Director of Logistics for Air Asia (Air America), a US defense contractor providing support for the US military and other governments in Asia. Air Asia was acquired by E-Systems Inc., a multi-billion dollar defense contractor and appointed Brocklesby Vice President of Marketing. E-Systems specializes in the development and integration of advanced airborne and land-based military and government communications systems, electronic warfare equipment, electronic surveillance and airborne intelligence gathering systems, and is now part of Raytheon.

     As  an  independent   businessman,   Brocklesby   developed   sophisticated
electronics systems for commercial aircraft in a joint-venture with Plessey, a multi-billion dollar defense contractor and avionics manufacturer.

     Since May of 2004, our Chief Financial Officer and Director, Gerhard Wehr has been incapacitated after suffering from a sudden illness. Based on information provided by Mr. Wehr's family, the Company does not expect Mr. Wehr to fully recover and believes that his resumption of duties is doubtful. Rob Hutchison, our Chief Executive Officer, has been filling the role of Chief Financial Officer on an interim basis until a suitable replacement is identified and hired. Mr. Wehr's outstanding options will continue to vest in his absence.

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

     31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

     32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

     32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 17, 2004                        Applied DNA Sciences, Inc.

                                              /S/ Rob Hutchison
                                              -----------------
                                              Rob Hutchison
                                              Chief Executive Officer


                                              /S/ Rob Hutchison
                                              -------------------
                                              Rob Hutchison
                                              Acting Pricipal Financial Officer