Form 10KSB
period 2004-09-30
APPLIED DNA SCIENCES INC
filed 2005-01-14
CIK 744452

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2004

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

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $35,687,181.

Number of outstanding shares of the registrant's par value $0.50 common stock as of January 13, 2005: 30,909,292

TABLE OF CONTENTS

PART I                                                                   PAGE

Item 1.  Description of Business                                           3

Item 2.  Description of Property                                          12

Item 3.  Legal Proceedings                                                12

Item 4.  Submission of Matters to a Vote of Security Holders              12

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                              13

Item 6.  Plan of Operation                                                17

Item 7.  Financial Statements                                             F-1

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         30

Item 8(a) Controls and Procedures                                         30

Item 8(b) Other Information                                               30

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                31

Item 10. Executive Compensation                                           33

Item 11. Security Ownership of Certain Beneficial Owners and Management   34

Item 12. Certain Relationships and Related Transactions                   34

PART IV

Item 13. Exhibits                                                         35

Item 14. Principal Accountant's Fees and Services                         36

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

                                  OUR BUSINESS

Overview

     We are a provider of proprietary DNA-embedded biotechnology security products that protect corporate and intellectual property from counterfeiting, fraud, piracy, product diversion and unauthorized intrusion. We offer a cost effective method to detect, deter, interdict and prosecute counterfeiting enterprises. We provide proprietary DNA-embedded biotechnology solutions to companies to protect corporate and intellectual property from counterfeiting, fraud, piracy, product diversion and unauthorized intrusion. We use segments of naturally occurring botanical DNA that have unique characteristics, which are one-of-a-kind sequences. Using various anti-counterfeit mediums, or substrates, such as ink, microchips, glue, paints and holograms, we can authenticate the unique DNA characters to ensure that the product has not been counterfeited or tampered with.

     Sectors of commerce benefiting from our products include: corporations, federal government agencies, information technology, security and surveillance, entertainment media, the arts, cosmetics, pharmaceutical and biometrics, as well as vertical retail markets. Our applications also enhance capabilities of product origination, identification verification, and validation of the source of components for critical manufacturing, defense, medical and other highly-integrity or secure products.

     Our mission is to become the recognized stantard in providing total security solutions to protect corporate and intellectual property from counterfeiting and fraud.. The Company will deliver its products to a global market via existing and emerging strategic business development agreements with recognized leaders in the security industry and through collaborations with leading Security Consultancy companies.

     We have acquired the exclusive license to sell, market, and sub-license all of Biowell's DNA anti-counterfeit and fraud prevention biotechnology and products in North America (U.S. and Canada), Latin America and Europe. The exclusive license also gives us the initial rights to future biotechnologies developed by Biowell and also new applications for the existing technology that may be developed for the marketplace. Biowell has selected us to be its marketing and licensing partner to introduce the DNA biotechnology products to the world's largest consumer markets. In addition to marketing the DNA products in its territory, we will develop DNA production laboratories in the United States, as well as develop capabilities in DNA authentication, analysis and detection products with ongoing relationships with the Department of Energy's national laboratory system.

     We have a very seasoned and experienced management team. This was a key factor in establishing the partnership with Biowell. Our combined executive team has professional experience totaling more than 100 years in the areas of anti-counterfeiting technology, microchip development, security, printing, marketing, and corporate sub-licensing development. Our management team has also been active in the International Anti-Counterfeiting Coalition, Homeland Security technology communities, and the anti-fraud investigation industry. Our executives have developed strong links with major international corporations, intellectual property and copyright holders, U.S. Government affiliations, and international anti-fraud organizations.

License Agreement with Biowell Technology

     In consideration for the granting of the exclusive license to us, Biowell received 1.5 million shares of our common stock, with the option to purchase another 500,000 shares. In return, we received the option to purchase 500,000 shares of Biowell common stock.

License Agreement with Biowell Technology

     In consideration for the granting of the exclusive license to us, Biowell received 1.5 million shares of our common stock, with the option to purchase another 500,000 shares. In return, we received the option to purchase 500,000 shares of Biowell common stock.

     On August 20, 2004, we entered into a provisional Letter of Agreement with Biowell to acquire certain assets in return for shares of our common stock. Subsequent to the Letter of Agreement, the Company and Biowell entered into an oral agreement to sell all rights, title and interest in its intellectual property to us. On December 17, 2004, we entered into a superceding conditional Agreement with Biowell to acquire all of the Intellectual Property of Biowell in exchange for shares of our common stock. We expect to enter into a definitive agreement on or before January 31, 2005, which is subject to certain conditions including our raising $5,000,000 in capital and our discharging of all debts.

Biowell DNA Technologies

     Every living thing has a unique DNA code in its cellular composition. By taking the DNA from a plant material, Biowell is able to create a group of DNA codes that can be turned into a unique and traceable marking for any product.

     In the early 1980's the primary emphasis in DNA research was applied to pharmaceutical applications. There was very little focus in the living biotechnology arena. During the l990's, a group of elite scientists, led by Dr. Sheu Jun-Jei of Taiwan, focused on the first research and development of a DNA based anti-counterfeit biotechnology. In the late 1990's, Dr. Sheu made a major breakthrough in biotechnology, and patents with commercial applications were filed. Two additional patent applications have been filed during this reporting period.. Biowell was formed in Taiwan in October of 1999 to hold these pending patents and continues to advance in the areas of DNA anti-counterfeiting biotechnology.

     The key to this exclusive biotechnology is the ability to mix or attach scientifically selected and processed DNA to specific media such as paint, glue, polymer, and ink. In doing this, the characteristics of DNA are used to distinguish genuine products from counterfeits. This technology can also be used to authenticate microchips and circuit boards that contain them. The DNA AC (anti-counterfeit) biochip is a Biowell product in which DNA is embedded into a microchip. When biochips are embedded into circuitry, the biological data can be read electronically and the component can be authenticated. Without authentication, the device will not operate.

Intellectual Property

     Key to our success is ongoing research and development. Biowell has over 10 patents pending and we have filed two new patent applications this year. While patents are an important asset, they are not the only instruments used to sequester a competitive position for us. We are developing numerous tools to maintain technical superiority, which includes licensing other component and complementary technologies that will keep pace with our speed to market efforts.

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

Global Market Penetration

     We have redirected our sales and marketing strategy to place a premium on business-to-business opportunities. In order to effectively service our products globally, we may enter into both exclusive and non-exclusive agreements. Each of these agreements will have time limits and have very specific revenue targets set against them. In the case of an exclusive agreement, we may further limit our relationship to certain products that are offered for sale in a specific region. All exclusive agreements will have time limits with specific targets for revenue to be derived out of a given region. Additionally, we have and will retain the right to allow certain global partners (as we decide from time to time) to sell into a restricted exclusive market with the provision that a fee be paid to the exclusive licensee in a given region for products sold in that region that are covered under their exclusive license. This provision was adopted to allow for certain Fortune 50 companies to pursue selling our products and services globally without restrictions and encumbrances with specific geographical regions.

Our Products

     With our exclusive licensing of Biowell's DNA technologies, we will be working to provide complete DNA anti-counterfeit and fraud prevention solutions. We will offer comprehensive and price-competitive products and solutions. The key characteristics of the DNA biotechnology are as follows:

     Unique and Impossible to Replicate DNA Codes -- specially processed DNA fragments, with unique characteristics and one-of-a-kind sequences, are used. The embedded DNA concentration is extremely small (3-5 micron) and cannot be analyzed unless proprietary biochemistry and reagents are used, along with our proprietary DNA reader systems..

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

     Broad Applications -- DNA anti-counterfeiting technology can be applied to almost any product on the market. The DNA ink is edible and can be used on tablets or capsules ensuring against counterfeiting pharmaceuticals.

DNA Marker

     Our first anti-counterfeiting product is the DNA Marker, an agent that can be used to authenticate textile products. The DNA Marker can be applied at any point in the manufacturing process, from the freshly cut raw fibers through to the finished garment. As the DNA Marker can be applied to any fabric from cotton to wool, this will help textile vendors and governments determine the origin of thread, yarn and fabric through to the high-end garment manufacturers who suffer lost sales at the hands of counterfeiters. DNA Marker protection will also help preserve jobs at the legitimate textile and clothing manufacturers as well as ensuring that the proper taxes are collected on textiles and garments from authorities. The DNA Marker will remain effective into the 22nd century and will be detectable throughout the different manufacturing stages without degrading. It can be detected in a variety of manners from inspection under infrared light to laboratory forensic analysis that authenticates it to a certainty of 99.9999 percent Driven by market needs, this is the first of what is expected to be a number of products and services based upon the DNA marker technology. We will continuously assess the anti-counterfeit needs of markets, companies and governmental organizations and will develop proprietary technologies, solutions and products for these opportunities.

Inks

     DNA anti-counterfeit ink has been developed as two major applications. The first ink is Biowell's unique anti-counterfeit ink (covert ink), which can be authenticated at a forensic-science level of certainty, in a lab, with detailed DNA analysis. The second application is an enhanced version of the first, integrating into the original anti-counterfeit ink an additional instant detection function for on-site authentication (overt ink).

     This instant verification process has been designed to allow sampling at any point in the product supply chain. By swabbing testing fluid containing a special activation buffer across the authentic DNA ink surface, a biochemical reaction occurs between the coating of the DNA molecules in the ink and the buffer fluid. This reaction manifests as a reversible color change, with the ink changing color from blue to pink, and back to blue within seconds. Testing can be repeated at various checkpoints throughout the product supply chain.

     Proprietary production techniques are used to manufacture DNA with the unique property for integration with ink. The key to utilizing DNA for anti-counterfeit purposes lies in the preservation of DNA. The system of production ensures that DNA can survive for over 100 years. In addition, special materials are used to shield purified DNA from environmental variation, which allows perpetual preservation of DNA and permanent proof of authenticity for genuine products.

         DNA ink can be applied to:

     o General Company Use: trade marks, patents, company logos, important documents
     o    Financial industry: currency, stocks, checks, bills, bonds, checks
     o    Retail: event tickets, VIP tickets, clothing labels
     o    Medicines: capsule and pill surface printing
     o    Inner package: foil blister packs
     o    Outer package: boxes, bottles
     o    Arts: paintings, artifacts, collectibles and memorabilia
     o    Others: lottery tickets, stamps, custom seals, passports, visas, etc.

     Virtually any item that can be duplicated now can be protected with any of these DNA ink applications. These applications are cost-effective and can be adapted to any company's current branding, product tracking, or other anti-counterfeiting program.

DNA Labels

     DNA anti-counterfeit ink can be applied to garment labels. It can also be printed onto logos or on any other surface. Labels are printed with the proprietary ink containing the specific authentication DNA code for a manufacturer. The labels can then be easily tested for authenticity.

     Knowledge that the labels are DNA-imprinted and can be quickly and easily verified serves as a deterrent to counterfeiters. We believe this in itself will create a demand for the proprietary DNA ink-impregnated label technology.

DNA Chip

     Computer and electronic signals constitute most of the corporate security systems. These systems are of similar function and design, and are susceptible to duplication and counterfeit. The polymorphism of DNA is significantly more complex than electronic signals, and better suited for security systems.

     The DNA chip card is intended for both authentication of the card and identification of the individual. For that purpose, a set of DNA chip cards are assigned with specific DNA (group ID), along with the individual's identification information and recorded in the chip's memory. A reader module is configured to recognize (and therefore verify) only the chip carrying the correct group ID. Any DNA chip card with different group ID, or indeed any other chip card, will be rejected.

     The DNA chip uses artificially constructed DNA, with each user group having the same DNA code. Individuals are differentiated in the system by identification codes stored in the chip's memory. In addition, the DNA chip can be configured for the customer to have a particular person have their own DNA as the source DNA for that user group. The DNA chip generates unique signals and will not function properly once removed from the casing. The empty chip is not available anywhere else on the market, thus making it impossible to counterfeit. Once the imbedded DNA chip is sabotaged or removed the chip will cease functioning, thus preventing data on the chip from being duplicated.

     The signal of a DNA chip is generated through an interaction between DNA and a specially devised mechanism known as a DNA chip reader. A real DNA chip will generate an analogical signal and be received by the reader after the chip is stimulated. An LCD display screen provides immediate authentication by reading the unique DNA signals embedded in the chip.

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

     The DNA biochip can be applied to many products. For example:

     o    Security ID cards
     o    Passports
     o    Licenses
     o    Credit and ATM cards
     o    Debit cards
     o Consumer merchandise (CDs, VCDs, DVDs, notebook computers, PDAs, handbags, etc.)
     o    Other  applications  where   authentication  is  required   (antiques,
          paintings, etc.,)

Demands for Security and Positive Identification

     As nations are threatened by terrorism and corporations try to prevent corporate fraud and espionage, the need for secure anti-counterfeiting and identification systems increases. Our technology can provide important and cost-effective support for local, state, and federal governments as well as corporations doing business with highly sensitive information. Our anti-counterfeiting technology can be used for the following types of identification and important government documents:

     o    Passports
     o    Green cards
     o    Visas
     o    Driver's licenses
     o    Social Security cards
     o    Student visas
     o    Military ID's
     o    Other important Identity cards and official documents

     We will explore contracting with consultants in Washington D.C. that will assist with identifying and securing potential Government contracts that will utilize the DNA technology for identity and authentication. In 2004, we won the "Best of New technology" prize at the Security Industry Association conference in Washington D.C. in competition against some of the world's largest corporations. Shortly thereafter, we were inducted into the InteGuard Alliance, a consortium of 29 major companies providing security services and security technology to the US Government.

     We intend to work in collaboration with Biowell and other security organizations in order to continue to research and develop new product lines derived from, but not limited to, DNA technology. Research and development of new product lines is an ongoing commitment of our and is currently underway in the Biowell labs.

Business Strategy and Approach

     Our goal is to establish three integrated  business  operations  addressing
and  servicing  the  needs  of  the  marketplace  for  anti-counterfeit,   fraud
prevention, and homeland security solutions.

Intellectual Property Development, Product Operations & Partnerships

     We are a developer of security solutions that protects corporate and intellectual property from counterfeiting, fraud, piracy and product diversion using a proprietary line of DNA embedded biotechnology products accompanied by monitoring and enforcement support, we produce solutions customized to their customer's need. We intend to market and sell DNA anti-counterfeit and fraud prevention products and oversee laboratory facilities where consumer and corporate products can be tested for authenticity. It will oversee the development of new product lines that will address specific and individual customer needs. Additionally, this division will identify strategic licensees and partnerships in multiple sectors that will license and sell our products and biotechnologies. This will include sub-licensing the technology to key partners in each sector with an established base of customers. These new partners will be able to enhance their client services by adding our technology to the existing product line or current security methods to deter fraud and counterfeiting.

Consultant & Enforcement Operations

     As a service to our clients, we will consult with them on how to best protect their intellectual property and products. We will offer worldwide investigative and DNA analysis services for the enforcement and prosecution of counterfeiters and fraud itself and through our subcontractors or sub-licensees.

International Sub-License Operations

     This division will oversee the activities of all international sub-license alliances and partnerships. This division will also develop a corporate policy for all marketing and promotional activities.

         We intend to seek alliances with existing anti-counterfeit networks in each market. We will train these networks to use our technology to detect and monitor counterfeit and fraud, and we will use our own anti-counterfeit and security experts to help detect counterfeiting attempts against corporations and government agencies.

     By combining our three operations, we will provide multiple security solutions. Each division will produce separate revenue streams and integrated organizational structures that we believe will make us a leader in the field of anti-counterfeit and fraud prevention services.

     Our management team and advisory board have a unique combination of skills for providing integrated DNA anti-counterfeit and fraud prevention systems for the protection and tracking of documents, products, and intellectual property:

          -- Strong Security Knowledge Base -- Our team has the experience to analyze and provide solutions that address the security needs of companies in such diverse market segments as pharmaceuticals, designer clothing, luxury goods and cosmetics, aerospace, defense, diamonds, automotive, holography and chip manufacturing. Several team members are published authors in the area of security and are recognized globally as experts in their fields.

          -- Leading Technology -- We have exclusive rights to all patent pending, leading DNA anti-counterfeit, and fraud prevention technologies created by Biowell. We also have an agreement in place with HoloMex, Inc., a leading security hologram manufacturer, to create DNA-holograms, a new generation security product. Our management also hasan in-depth understanding of microchip design and applications.

          -- Strategic Corporate Relationships -- Our management has personal and corporate relationships with leaders in key industries such as: high-end fashion retail, computers, entertainment, automobiles, aerospace, defense and pharmaceuticals. We will utilize these existing relationships to introduce our anti-counterfeiting products and generate contracts, although no discussions have yet been held. Each industry has multiple facets for the anti-counterfeit DNA technology. For example, fashion retail can use our anti-counterfeit chip in its high-end fashion handbags, while a company producing fine wines can take advantage of our DNA-embedded label. Our proprietary technologies offer immediate and affordable detection and security for all of their trademarks and products.

          --   Strong  Technology  Alliances  -- Our products can also work with
               and   supplement   products  in  key   anti-fraud   and  security
               industries, such as:

                    o    Electronics security

                    o    Hologram manufacturing

                    o    Radio Frequency Identification (RFID) systems

                    o    Isotopic Markers

                    o    Security papers and printing

                    o    Other security-related products, systems, and services

          -- Law Enforcement Expertise -- Our management includes former federal law enforcement, security, and intelligence officers who provide us with extensive hands-on experience in:

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

Patents Pending


------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Patent Name                    Application No.             Filed by                    Date Filed                  Jurisdiction
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
A Method of Utilizing          089108443                   Biowell                     March 17, 2000              Taiwan
Nucleic Acids as
Markers for Product            00107580.2                                              May 18, 2000                China
Anti-Counterfeit Labeling
and Verification               09/832,048;                                             April 9, 2001               United States
                               published 20020187263-A1

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

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Hiding Secret       92121490                    Biowell                     August 6, 2003              Taiwan
Message Carrying a DNA
Molecule and a Method for      pending                                                 August 6, 2003              China
Decoding the Secret Message
Hiding by thereof
------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Transferring        92119302                    Biowell                     July 15, 2003               Taiwan
Giveback Funds by
Recognizing Plurality of       03150071.4                                              July 31, 2003               China
Objects
------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Anti-Counterfeit Chip          None                        Biowell                     To be filed                 Taiwan
Recognizing Device
                                                                                                                   China
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

A System and Method for        60/463215                   Biowell                     April 16, 2003              United States
Marking Textiles Using DNA
                                                           Applied DNA Sciences
------------------------------ --------------------------- --------------------------- --------------------------- -----------------
A System and Method for         2004/012031                Applied DNA Sciences        April 15, 2004              United States
Marking Textiles Using
Nucleic Acids
------------------------------ --------------------------- --------------------------- --------------------------- -----------------
System and Method for           10/825968                  Applied DNA Sciences        January 21, 2004            United States
Authenticating Clients on a
Local Area Network Using
Nucleic Acids
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

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

Customers

     We do not currently have any revenue-generating customers at this point. Our client base will consist of major corporations, government entities and educational institutions. We will provide DNA chip technology, DNA ink technology as well as DNA profiling/tagging technology through various types of resale agreements. We will apply these technologies to labels and security ink, to a chip and reader as well as textile markers and agriculture profiling.

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

         Some of the bigger competitors in the field of anti-counterfeiting and fraud protection include:

          o    DNA Technologies. Inc.
          o    Art Guard International
          o    Theft Protection Systems
          o    Cypher Science (United Kingdom) Mt. Sinai Hospital
          o    ChemTAG (Norway)
          o    NTT DATA Labs (Japan)
          o    November AG

Management Strategy

     In anticipation of internal growth, we will organize resources to manage our development effectively, minimizing organic growth, while optimizing our use of excess capacity, where core competency in the biotech arena is made available. Our Chief Executive Officer is responsible for the strategic direction, coordinating with our overseas technology partner Biowell and others as well as operations. Our President is responsible for government entity relations, corporate governance and building shareholder value. Our Chief Financial Officer covers overall financial management, financial reporting, corporate administration, investors relations. Our Vice President covers specific industries, such as the pharmaceutical, cosmetic and comestible sectors and acts as our media spokesperson, clarifying for the pharmaceutical and nutraceutical industries, allied health professionals and consumers the advantages of our anti-counterfeit, diversion and piracy applications and products.

Employees

     As of January 12, 2005, we employed 11 full-time employees, of which five are in management, five are sales & marketing executives and one is in administration.

Giuliani Partners

     On or about August 6, 2004, we engaged Giuliani Partners LLC as our strategic marketing partner and advisor. Giuliani Partners has extensive experience in advising corporations and organizations in various business sectors. The engagement agreement had an effective date of September 1, 2004.

     Giuliani Partners has been engaged, on a non-exclusive basis, to provide advice and assistance to us regarding issues associated with our proprietary DNA embedded security solutions. Giuliani Partners will assist us with strategic positioning and enhancement of our business, and will assist us in the development of domestic and international marketing strategies for our DNA products and services. The term of the engagement is one year from the effective date, with automatic one year renewals unless either party expresses, in writing, an intention not to renew within 60 days prior to the expiration of the term.

     As compensation for Giuliani Partners' performance, we will pay Giuliani Partners an aggregate advisory fee of $2,000,000 payable in increments over the term and renewal term. The initial payment of $500,000 was made by us on or about September 7, 2004. Additionally, we will issue a net-exercisable warrant to purchase shares of our common stock at a later date. Fees were placed in escrow during Giuliani Partners' completion of its due diligence review.

     All our promotional materials will be submitted to Giuliani Partners for its review, including all advertising, written sales promotion, press releases, news clippings and other publicity matters relating to Giuliani Partners' engagement and the strategic relationship created.

     We have agreed to maintain confidentiality with regard to our relationship with Giuliani Partners, wherever appropriate, and have indemnified Giuliani Partners, its controlling persons, respective partners, shareholders, directors, officers, employees, agents, affiliates and representatives and will hold them harmless against any actions, judgments, claims, etc.

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders for the year ended September 30, 2004.

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

The following table sets forth the quarterly quotes of high and low prices for our Common Stock on the OTC Bulletin Board during the fiscal years September 30, 2003 and September 30, 2004. In February of 2003, we changed our year end to September 30.



Year ended 9/30/04               High      Low

December 31, 2003               $3.54    $2.45
March 31, 2004                  $3.55    $1.51
June 30, 2004                   $2.55    $0.71
September 30, 2004              $0.96    $0.43

Year ended 9/30/03*             High      Low

December 31, 2002               $2.55    $0.05
March 31, 2003                  $2.48    $2.05
June 30, 2003                   $2.85    $2.30
September 30, 2003              $2.80    $2.40


     * We have disclosed the numbers with both years ending on September 30 for comparative purposes. Our prior year end was December 31.

     The source of this information is NASDAQ Over the Counter Bulletin Board Research Reports and Yahoo Finance Historical Prices reports, as well as broker-dealers making a market in our Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. Number of Stockholders

     As of January 7, 2005, the approximate number of holders of record of our Common Stock, which is our only class of common equity, is 465 This number does not include holders of securities in street name.

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

OUR CAPITAL STRUCTURE

     We are authorized to issue 10,000,000 shares of Preferred Stock and 100,000,000 shares of common stock. We have designated one series of convertible preferred stock, and as of this date, 60,000 shares are issued and outstanding.

     Both our Preferred Stock and common stock had a par value of $0.0001 per share through December 3, 2003. On December 12, 2003, we increased the par value of our common stock to $0.50 and our Preferred Stock to $0.001 per share by filing Articles of Amendment to our Articles of Incorporation.

The authorized classes, and the amount or number of each, which are authorized and outstanding as of January 7, 2005 are as follows:

Security                                         Authorized        Issued and Outstanding      Expiration Date

Preferred Stock                                   10,000,000             60,000

Common Stock                                     100,000,000         30,909,292

2003 Offering Units                                    2,000              183.5

        Underlying Common Stock                    3,200,000            293,600

        Underlying Warrants*                       1,000,000             91,750                 September 1, 2005
         ($0.60/share)

Bridge Unit Offering                                    33.5               33.5

        Underlying Notes                                33.5               33.5

        Underlying Shares                                             5,583,333

        Underlying Warrants                        1,675,000          1,675,000                 September 30, 2008
        (Repriced at $0.60/share)
        Underlying Warrants                          335,000            335,000                 September 30, 2008
        ($0.10/share)
Consulting Warrants                                                                             August 1, 2007
(Stonestreet & Walehaven)                            750,000            750,000
($0.70/share)
[Stephanie] Stern Warrants                            62,503             62,503                 December 31, 2005
($3.00/share)
Hutchison Warrants                                 1,000,000          1,000,000
($0.60/share)
Directors and Advisors Warrants ($0.60/share)      3,000,000          2,850,000                 October 29, 2009
Alpha Spectrum Warrants                               50,000             50,000                 October 6, 2009
($0.50/share)
Lee Warrants                                         600,000            600,000
($0.60/share)
Bonus Compensation Warrants                        1,000,000            136,000                 October 16, 2006
(Lower  of  $1.00 or 55% of 20
day  average  bid and ask)
Hart Compensation Warrants                           250,000            250,000                 March 31, 2005
Lower of $1.00 or 65% of
20 day average bid and ask)
Founders Compensation Warrants ($0.60)              560,000            296,000                 January 31, 2008

     *As  consideration  for consenting to a filing date  extension,  all bridge note investor's warrant exercise prices were adjusted from $3.20 per share to $0.60 per share, and for each Unit purchased, 7,500 shares with registration rights were issued.

Preferred Stock

     The 10,000,000 shares of Preferred Stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a "series" of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. To date, the Board has designated a Founders' Series of Convertible Preferred Stock, which, in six months from the date of issuance, shall be convertible at the option of the holder and upon our reaching certain financial objectives, into shares of our restricted Common Stock. Each share, when eligible, is convertible into 25 fully paid and non-assessable shares of our Common Stock, subject to a leak out agreement that extends the 144 Rule to two years. Holders will be permitted to sell, after a one year holding period through a three year holding period, 1% of the issued and outstanding shares of our common stock every 90 days. This series has been authorized by the Board of Directors. As of January 13, 2005, there are a total of 60,000 convertible preferred shares issued and outstanding.


Common Stock

     Our authorized common equity consists of One Hundred Million (100,000,000) shares of a single class of Common Stock, having a par value of $0.50 per share. As of January 13, 2005, there were 30,909,292 shares issued and outstanding. The holders of our Common Stock (i) have general ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share ratably. In all assets available for distribution to shareholders upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights, nor are there any redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one vote per share on all matters on which shareholders may vote at all shareholder meetings. The Common Stock does not have cumulative voting rights, which means that the holders of more than fifty percent of the Common Stock voting for election of directors can elect one hundred percent of our directors if they choose to do so.

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

Notes

     All of the Notes have been either repaid or converted.

Bridge Offering Warrants

     Each $3.20 Warrant offered, which has been repriced to a $0.60 Warrant, entitled the registered holder to purchase 50,000 shares of Common Stock at an exercise price of $0.60 per share during a five-year period commencing on the initial closing of the Offering. Each $0.10 Warrant offered entitled the registered holder to purchase 10,000 shares of Common Stock at an exercise price of $0.10 per share during a five-year period commencing on the initial closing of the Offering.

     The Warrants expire at 5:00 p.m., New York time, on the fifth anniversary after the initial closing of the Offering. In the event a holder of Warrants fails to exercise the Warrants prior to their expiration, the Warrants will expire and the holder thereof will have no further rights with respect to the Warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     In November of 2002, we created a special compensation plan to pay the founders, consultants and professionals that had been contributing valuable services to us during the previous nine months. The plan is called the Professional/Employee/ Consultant Compensation Plan (the "Plan"). Share and option issuances from the Plan were to be staggered over the following six to eight months, and consultants that were to continue providing services thereafter either became employees or received renewed contracts from us in July of 2003, which contracts contained a more traditional cash compensation component. The Plan was designed by the Board to meet our important team building objectives in our early stages, and to be temporary. As of December 31, 2004, a total of 1,440,003 shares have been issued from the Plan and 560,000 options, 264,000 of which were exercised as of as of December 31, 2004.

December 5, 2003, an additional 32,000 options were exercised. [ANDREA]

     Each qualified and eligible recipient of shares and/or options under the Plan received securities in lieu of cash payment for services. Each recipient agreed, in his or her respective consulting contract with us, to sell a limited number of shares monthly. Management feels that this carefully designed Plan was successful in attracting and retaining a strong team at a time when we had no established revenue stream and limited or no outside financing. Because recipients sold their respective shares in a controlled manner, there was also no apparent negative impact to the market from sales of these unrestricted securities, which was an important objective of the Board when the Plan was contemplated.

     In our financial statements, shares that were issued from November 2002 through June 30, 2003 that were valued at $0.065 per share were shares issued from this Plan created in November of 2002 on the basis of contracts executed at that time for previously rendered services. Common Stock disclosed as being issued in exchange for cash at $1.00 per share represents options that were exercised under this Plan. In December of 2004, we adjusted the exercise price to $0.60 per share.

         Any other unrestricted shares that were issued either before or after July 1, 2003 were valued at the fair market value.

------------------------   ---------------------------    -----------------------------  ----------------------
Plan Category              Number of Securities to be     Weighted Average Exercise       Number of Securities
                           Issued Upon Exercise of        Price of Outstanding Options,   Remaining Available
                           Outstanding Options,           Warrants and Rights             for Future Issuance
                           Warrants and Rights
                                 (a) (b) (c)
------------------------   ---------------------------    -----------------------------  ----------------------

Professional/Consultant/
Employee Stock and Stock
Option Compensation Plan     2,000,000                       $177,600                          -0-
------------------------   ---------------------------    -----------------------------  ----------------------
Total                        2,000,000                       $177,600                          -0-
------------------------   ---------------------------    -----------------------------  ----------------------

As of December 31, 2004, a total of 1,440,000 shares have been issued from the Plan and 560,000 options, 264,000 of which were exercised as of that date.

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER ENDED SEPTEMBER 30, 2004

     The issuances of unregistered securities which occurred during the fiscal year were as follows:

     Unless otherwise noted, each of the issuances described below is considered by us to be exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

     On June 30, 2004, we issued 50,000 shares of our common stock to an investor relations firm as compensation for services performed on our behalf.

     On July 23, 2004 and August 2, 2004, we issued an aggregate of 55,000 shares of our common stock to our legal counsel as compensation for legal services performed on our behalf.

     From July through September 2004, we issued an aggregate of 1,550,000 shares of our common stock to certain of our officers, directors and employees as compensation for services performed on our behalf.

     On September 21, 2004, we issued 100,000 shares of our common stock pursuant to a conversion by one of the holders of our convertible preferred stock.

SUBSEQUENT SALES OF UNREGISTERED SECURITIES

     Unless otherwise noted, each of the issuances described below is considered by us to be exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

     On October 1, 2004, we issued a total of 199,999 shares to parties related to an investment banker with which we have a non-exclusive engagement.

     On October 13, 2004, we issued a total of 257,500 shares to two consultants for financial advisory and marketing services.

     On October 18, 2004, we issued a total of 347,500 shares to previous investors as consideration for our agreement to extend our registration commitment.

     On October 19, 2004, we issued 1,000,000 shares to a single investor for total proceeds of $500,000.

     On October 26, 2004, we issued a total of 500,000 shares to parties related to our investment banker in settlement for various breaches made in our Placement Agent Agreement.

     On November 4, 2004, we issued 100,000 to an employee as compensation for services previously rendered.

     On November 15, 2004 through December 17, 2004, we issued a total of 415,000 shares to a consultant for financial advisory services.

     On December 17, 2004, we issued 5,000 shares to an employee for services previously rendered.

     On January 4, 2005, we issued 12,500 shares as a result of an investor's exercise of his $0.10 warrants. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     Also on January 10, 2005, we issued additional shares to our investors in accordance with an adjustment provision in our private placement and placement agent agreement. We issued a total of 3,249,750 shares of Common Stock to 24 investors.

     On January 13, 2005, we issued additional shares to two consultants in accordance with an adjustment provision in their consulting agreements. A total of 662,000 shares were issued.


ITEM 6. PLAN OF OPERATIONS

     When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Business Strategy and Approach

     The Company has established integrated business operations addressing and servicing the needs of the global security marketplace on the part of corporations and governments for; anti-counterfeiting, fraud prevention, product authentication, brand protection, supply chain management and protection.

Intellectual Property Development, Product Operations & Partnerships

     The company has proprietary DNA security technology, and develops security solutions that protect corporate and intellectual property from counterfeiting, fraud, piracy and product diversion using botanical DNA as an encrypted/code molecule that can be embedded in inks, paper, substrates, liquids, textiles, thread, plastics, holograms and microchips.

     We produce security solutions customized to our customer's needs. We market and sell DNA anti-counterfeit and fraud prevention solutions that integrate into, and layer with, existing security solutions. These DNA security features are integrated at the OEM level with ink, paper, liquids, thread and hologram producers, who in turn sell/supply finished security products such as primary and secondary product packaging for pharmaceuticals, beauty products, textiles, currency, passports, ID Cards, etc. We have strict protocols for specifying, integrating, testing, shipping and confirming the presence of DNA in any given product. We use highly reputable outside labs to provide independent third party validation testing to assure maximum quality control, objectivity and strict security procedures in handling and shipping. No compromise can enter the security chain of our product(s).

     We plan to develop new product lines that will address specific new challenges in the security marketplace, and bring these advances to target industries, customers and countries.

     Additionally, we will identify strategic partnerships and co-marketing ventures, and licensees to work with us to develop, market and sell our biotechnological security products. This will include sub-licensing the technology to key partners in specific sectors with an established base of customers. These partners will be able to enhance their product lines and client services by adding our technology to the existing security matrix in their products, providing an enhanced solution to deter fraud and counterfeiting.

Consultant & Enforcement Operations

     We will consult with our clients on a total security service offering; how to protect their brands, intellectual property, products and physical security access and how to reduce risk exposure, product liability exposure and product recall liabilities. We plan to offer worldwide DNA analysis services supporting the authentication of products and the detection, interdiction, deterrence and prosecution of counterfeiters and related crimes, through our subcontractors, sub-licensees and security industry collaborative partners.

International Sub-License Operations

     This   division   will  oversee  the   activities   of  all   international
sub-licensees and partnerships. This division will also develop a corporate policy for all marketing and promotional activities.

     We intend to establish alliances with existing anti-counterfeit experts, agencies and companies in each market. This collaborative security consortium will employ DNA technology to detect illegal activities, counterfeiting and fraud, and provide the gold standard in security for corporations and government agencies.

     These   operations  will  provide   multiple   security   solutions.   Each
sub-licensee or collaborative partnership will produce separate revenue streams and be operational via integrated organizational structures.

     Our management and advisory board and strategic consultants have the knowledge, experience, contacts and skills to provide a comprehensive DNA security business, with advanced anti-counterfeit and fraud prevention systems for the protection and tracking of currency, documents, consumer products, and intellectual property.

     Strong Security Knowledge Base -- Our executives and consultants have the requisite experience to provide solutions that address the security needs of major companies in such diverse markets as pharmaceuticals, automotive, cosmetics, apparel and accessories, aerospace, luxury goods, among others.

     Developing Technology - We plan to acquire all rights, title and interest in all patents, patents pending, developing, DNA anti-counterfeit, and fraud prevention technologies created by Biowell. We also have an in-depth understanding of DNA microchip design and applications. We will jointly develop DNA-holograms and DNA-Hologram-RFID devices, DNA-inks, DNA-dyes and DNA-security labels with leading OEM's in these specialist fields.

     Strategic Corporate Relationships - The management has personal and corporate relationships with leaders in key industries such as: pharmaceuticals, cosmetics/beauty, fashion, retail, computers, entertainment, automobiles, petroleum, fine arts and collectibles.

     The Company will utilize its existing relationships and develop new ones to introduce its anti-counterfeiting technology to generate business. Each industry has unique requirements and needs for their anti-counterfeit solutions, and the company's DNA technology stands at the pinnacle of available maximum security technologies. For example, the company's smart packaging solutions with DNA security markers in ink, paper and holograms has widespread application in packaging for pharmaceuticals, cosmetics, automotive markets, passports, ID's and currency. The Company's proprietary technology offers immediate and affordable detection and security for their brands and products.

     Strong Technology Alliances - Our technology can also provide advanced security dimensions to;

     o Electronics security: access and physical/plant security (biometric security cards enhanced with DNA) o Security Holograms (DNA enhanced)
     o    Radio Frequency Identification systems (DNA + RFID)
     o    Security papers and printing
     o    Holograms (DNA holograms)
     o    Other security-related products and systems

     Law Enforcement Expertise - The resources of our collaborative partners in the security industry include former federal law enforcement, security, and intelligence officers who provide the company with extensive contacts and hands-on experience in:

     o    Intellectual property investigation
     o    Counter-intelligence
     o    Personal security services
     o    Anti-counterfeit technologies
     o    Secure communications and data management

Critical Accounting Policy

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments:

     o    stock-based compensation

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenues

     We have not generated any revenues from operations from our inception. We believe we will begin earning revenues from operations during fiscal year 2005 as we transition from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

     From our inception through September 30, 2004, we have incurred losses of $22,815,034. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

     As of September 30, 2004, we had a deficiency in working capital of $4.8 million. For the year ended September 30, 2004, we generated a net cash flow deficit from operating activities of $3,100,000, consisting primarily of year to date losses of $19,400,000, adjusted for non cash expenses of $1,625,000 for
beneficial  conversion  amortization,   $9,820,000  in  net  stock  issued  for
consulting services, $1,500,000 for preferred shares in exchange for services, $2,020,000 for warrants issued to consultants as well as a net increase in current liabilities and other of $1,300,000.

     Cash used in investing activities totaled $74,000, which was utilized for patent filings, facility lease deposits and property, plant, and equipment. Cash provided by financing activities totaled $3,000,000 consisting of $2,800,000 in proceeds from loans, and $124,000 and $87,000 in common stock and exercised options proceeds, respectively.

     We expect capital expenditures to be nominal for fiscal 2005. These anticipated expenditures are for continued investments in property and equipment used in our business.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

     We have a variety of financing arrangements. Please see Notes C, D, E and F in the notes to our consolidated financial statements for the year ended September 30, 2004 for the terms of each separate financing arrangement.

Recent Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial  Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

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

     In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows. On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R").

SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Product Research and Development

     We anticipate continuing to incur research and development expenditures in connection with the development of our DNA embedded biotechnology security products and solutions during the next twelve months. This includes, but is not limited to projects involving the following agencies and companies:

     o    Department of Energy;
     o    Department of Agriculture;
     o    Oakridge National Laboratories; and
     o    Holo-Mex

     These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months

Acquisition or Disposition of Plant and Equipment

     We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

     From our inception through the period ended September 30, 2004, we have relied on the services of outside consultants for services and currently have 11 full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

We Have A History Of Losses And We Anticipate Future Losses And Negative Cash Flow.

     We incurred net losses from operations of $22,803,423 from the date of our inception through September 30, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. In addition, we require additional funds to implement, sustain and expand our manufacturing, sales and marketing activities, research and development, and our strategic alliances, particularly if a well-financed competitor emerges or if there is a rapid technological shift in our industry. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

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

Doubt About Our Ability To Continue Operations as a "Going Concern"; You May Lose All Of Your Investment If We Are Unable to Continue Operations.

     Our ability to continue as a going concern is subject to substantial doubt given our current financial condition and requirements for additional funding. There can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products and services under development. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then you may lose all of your investment.

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

Dependence On Key Personnel.

     Our success depends on the continuing services of our management team, the loss of any of which could have a material and adverse effect on our business operations. In particular, our success depends on our Chairman of the Board, Robin (Rob) Hutchison, our President Peter Brocklesby, our Chief Marketing Officer, Adrian Botash, and our Chief Operating Officer, Karin Klemm. We do not maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of these individuals, or of any of our other key management or employees, could have a material adverse effect upon our business.

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

We Have Experienced Delays in the Introduction of Our Products

     We have experienced numerous delays in the introduction of our DNA embedded security and related products. These delays have been caused by lack of working capital and completion of research and development efforts. We cannot assure our ability to raise the necessary working capital or completion of our research and development efforts in order to produce our products.

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

Potential Product Liability Claims Could Affect Our Earnings And Financial Condition.

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

RISKS RELATED TO OUR COMMON STOCK

Effect of Issuance of Preferred Stock.

     Our authorized capital consists of 100,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. We have attained board approval and written approval from holders of the majority of issued and outstanding shares of Common Stock to increase the authorized Common Stock to 400,000,000 shares and reduce the par value to $0.001 per share, and also to adopt a Stock Option Plan. We plan to file a 14C Information Statement soon after filing this 10-KSB.

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

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

                           SEPTEMBER 30, 2004 AND 2003

                           APPLIED DNA SCIENCES, INC.
                          (A development Stage Company)

                           APPLIED DNA SCIENCES , INC.

                          Index to Financial Statements


                                                                                                            Page
                                                                                                           ------
Report of Registered Independent Certified Public Accountants                                                F-3

Consolidated Balance Sheet as of September 30, 2004                                                          F-4

Consolidated  Statement  of Losses for the year ended  September  30, 2004 and 2003 and the period
September  16, 2002 (date of inception) to September 30, 2004                                                F-5

Consolidated Statement of Deficiency in Stockholders' Equity for the period
September 16, 2002 (date of inception) to September 30, 2004                                              F-6 to F-8

Consolidated Statements of Cash Flows for the year ended September 30, 2004 and
2003, and the period September 16, 2002 (date of inception) to September 30, 2004                            F-9

Notes to Consolidated Financial Statements                                                               F-10 to F-26

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

          REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Applied DNA Sciences, Inc.
Los Angeles, California

     We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (a development stage company) as of September 30, 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003 and the period September 16, 2002 (date of inception) through September 30, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

     We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (PCAOB) (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied DNA Sciences , Inc. (a development stage company) at September 30, 2004 and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003, and the period September 16, 2002 (date of inception) through September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note K to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  /s/ RUSSELL BEDFORD Stefanou MIRCHANDANI LLP
                  --------------------------------------------
                      Russell Bedford Stefanou Mirchandani LLP
                      Certified Public Accountants
McLean, Virginia
January 11, 2005

                           APPLIED DNA SCIENCES , INC
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET

                                                                                      September 30, 2004
                                       ASSETS
Current Assets:
Cash                                                                                              $  1,832
                                                                                               ------------
       Total Current Assets                                                                          1,832


Property, Plant and Equipment (Note A)                                                              29,507
Less: accumulated depreciation                                                                      (1,405)
                                                                                               ------------
       Total Property, Plant and Equipment                                                          28,102

Other Assets:
Deposits                                                                                            23,559
Intangible assets (net of accumulated amortization of $1,756) (Note A)                              28,154
                                                                                               ------------
       Total Other Assets                                                                           51,713
                                                                                                  $ 81,647
                                                                                               ============
                 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities                                                       $ 1,770,379
Accrued expenses - related parties (Note D)                                                        117,333
Convertible notes payables  (Note F)                                                             1,625,000
Due to related parties (Note D)                                                                    111,943
Note payable -related parties  (Note C)                                                          1,163,500
                                                                                               ============
    Total  Current  Liabilities                                                                  4,788,155
                                                                                               ============

Commitments and contingencies (Note J)

DEFICIENCY IN STOCKHOLDERS' EQUITY: (Note E)
Convertible Preferred Stock, par value $0.001 per share; 10,000,000 shares
authorized; 60,000 shares issued and outstanding at September 30, 2004                                   6
Common Stock, par value $0.50 per share; 100,000,000 authorized;
23,981,054 shares issued and outstanding at September 30, 2004                                  11,990,527
Additional paid in capital                                                                       6,118,993
                                                                                               ============
Common stock subscribed                                                                             (1,000)
Deficit accumulated during development stage                                                   (22,815,034)
                                                                                               ============
      Total deficiency in stockholders' equity                                                  (4,706,508)
                                                                                               $    81,647
                                                                                               ------------

           See accompanying notes to consolidated financial statements

                           APPLIED DNA SCIENCES , INC.
                         ( A development stage company)
                        CONSOLIDATED STATEMENT OF LOSSES





                                                                                                    For the Period
                                                                                                September 16, 2002
                                                     For the Year Ended  For the YearEnded      (Date Of Inception)
                                                          September 30,       September 30,   through September 30,
                                                                   2004               2003                     2004
                                                         ---------------     --------------   ----------------------

Operating expenses:
    General and administrative                           $   17,580,098      $   3,468,363            $  21,060,073
                                                         ---------------     --------------   ----------------------
   Depreciation and Amortization                                  3,161                  -                    3,161
                                                         ---------------     --------------   ----------------------
      Total expenses                                         17,583,259          3,468,363               21,063,234
                                                         ---------------     --------------   ----------------------
Loss from operations                                        (17,583,259)        (3,468,363)             (21,063,234)
                                                         ---------------     --------------   ----------------------
Other income(expense)                                             1,385             25,000                   26,385

Interest (expense)                                           (1,776,385)            (1,801)              (1,778,186)
Income (taxes) benefit                                                -                  -                        -
                                                         ---------------     --------------   ----------------------
Net loss                                                 $  (19,358,259)     $  (3,445,164)          $  (22,815,035)
                                                         ===============     ==============   ======================
Basic and diluted loss per common share (Note H)         $        (0.93)     $       (0.27)                     n/a
                                                         ===============     ==============   ======================
Weighted average common shares outstanding                   20,819,700         12,955,358                      n/a
                                                         ---------------     --------------   ----------------------

           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2004

                                                                                                          Deficit
                                                                      Additional                          Accumulated
                                         Preferred                      Paid in    Common        Stock      During
                               Preferred  Shares   Common Common Stock  Capital    Stock      Subscription Development
                                Shares    Amount   Shares   Amount      Amount    Subscribed    Receivable   Stage          Total
                               --------  -------- -------- ---------   --------   ------------  ---------- ----------    -----------
Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share          -    $ -      100,000  $ 10        $  990         -         $   -         $  -         $  1,000

Net Loss                            -      -            -     -             -         -             -      (11,612)         (11,612)
                               --------  -------- -------- ---------   --------   ------------  ---------- ----------    -----------
Balance at September 30,
2002                                -      -      100,000    10           990         -             -      (11,612)         (10,612)
Issuance of common stock
in connection with merger
with Prohealth Medical
Technologies , Inc on
October 1, 2002                     -      -   10,178,352 1,018             -         -             -            -            1,000
Cancellation of Common
stock in connection with
merger with Prohealth
Medical Technologies ,
Inc on October
21, 2002                            -      -     (100,000)   10        (1,000)        -             -            -           (1,000)
Issuance of common stock
in exchange for services
in October 2002 at $ 0.65
per share                           -      -      602,000    60        39,070         -             -            -           39,130
Issuance of common stock in
exchange for subscription
in November and December
2002 at $ 0.065 per share           -      -      876,000    88        56,852         -       (56,940)           -                -
Cancellation of  common
stock in January 2003
previously issued  in
exchange for consulting
services                            -      -     (836,000)  (84)      (54,264)        -        54,340            -                -
Issuance of common stock
in exchange for licensing
services valued
at $ 0.065 per share in
January  2003                       -      -    1,500,000   150        97,350         -             -            -           97,500
Issuance of common stock
in exchange
for consulting services
valued at $ 0.13 per share
in January  2003                    -      -      586,250    58        76,155         -             -            -           76,213
Issuance of common stock
in exchange
for consulting services
at $ 0.065 per
share in February  2003             -      -        9,000     1           584         -             -            -              585
Issuance of common stock
to Founders 1in exchange
for services valued at
$0.0001  per share in
March 2003                          -      -   10,140,000 1,014             -         -             -            -            1,014
Issuance of  common stock
in exchange for consulting
services valued at
$2.50 per share in March 2003       -      -       91,060     9       230,625         -             -            -          230,634

           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2004
                                   (Continued)

                                                                                                             Deficit
                                                                      Additional                            Accumulated
                                         Preferred                      Paid in  Common         Stock         During
                               Preferred  Shares   Common Common Stock  Capital   Stock      Subscription   Development
                                Shares    Amount   Shares   Amount      Amount  Subscribed     Receivable     Stage        Total
                              ---------   -------  ---------- -------   --------   ----------   ----------    -------     --------
Issuance of common stock in
exchange for consulting
services valued at  $
0.065 per share in March 2003       -    -        6,000         1     389             -             -            -              390
Common stock subscribed in
exchange for cash at $1 per
share in March 2003                 -    -            -         -  18,000             -             -            -           18,000
Common stock issued in
exchange for consulting
services at $ 0.065 per
share on April 1, 2003              -    -      860,000        86  55,814             -             -            -           55,900
Common stock issued in
exchange for
cash at $ 1.00 per share
on April 9, 2003                    -    -       18,000         2       -             -             -            -                2
Common stock issued in
exchange for
consulting services at $
0.065 per
share on April 9, 2003              -    -        9,000         1     584             -             -            -              585
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share on April 23, 2003             -    -        5,000         1  12,499             -             -            -           12,500
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share, on June 12, 2003             -    -       10,000         1  24,999             -             -            -           25,000
Common stock issued in
exchange for
cash at $ 1.00 per share
on June 17, 2003                    -    -       50,000         5  49,995             -             -            -           50,000
Common stock subscribed
in exchange
for cash at $ 2.50 per
share pursuant
to private placement
on June 27, 2003                    -    -            -         -       -             -        24,000            -           24,000
Common stock retired in
exchange for note payable
at $0.0118 per share,
on June 30, 2003                    -    -   (7,500,000)     (750)    750             -             -            -                -
Common stock issued in
exchange for
consulting services at
$0.065 per
share, on June 30, 2003             -    -      270,000        27  17,523             -             -            -           17,550
Common stock  subscribed
in exchange for cash at
$ 1.00 per share pursuant
to private placement on
June 30, 2003                       -    -            -         -       -        10,000             -            -           10,000
Common stock  subscribed
in exchange for cash at
$ 2.50 per share pursuant
to private placement on
June 30, 2003                       -    -            -         -       -        24,000             -            -           24,000
Common stock issued in
exchange for consulting
services at approximately
$2.01 per share, July 2003          -    -      213,060        21 428,797             -             -            -          428,818

           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2004
                                   (Continued)

                                                                                                              Deficit
                                                                        Additional                            Accumulated
                                         Preferred            Common     Paid in    Common         Stock      During
                               Preferred  Shares   Common     Stock      Capital    Stock      Subscription   Development
                                Shares    Amount   Shares     Amount     Amount    Subscribed   Receivable    Stage          Total
                              ---------   -------  ---------- -------   --------   ----------   ----------    -------     --------

Common stock canceled
in July 2003,
previously issued for
services rendered  at
$2.50 per share               -           -      (24,000)            (2)    (59,998)       -         -                -     (60,000)
Common stock issued
in exchange for
options exercised at
$1.00 in July 2003            -           -       20,000              2      19,998        -         -                -      20,000
Common stock issued
in exchange for
exercised of options
previously
subscribed at $1.00 in
July 2003                     -           -       10,000              1       9,999  (10,000)        -                -           -
Common stock issued in
exchange for
consulting services at
approximately
$2.38 per share,
August 2003                   -           -      172,500             17     410,913        -         -                -     410,931
Common stock issued in
exchange for
options exercised at
$1.00 in August 2003          -           -       29,000              3      28,997        -         -                -      29,000
Common stock issued
in exchange for
consulting services
at approximately
$2.42 per share,
September 2003                -           -      395,260             40     952,957        -         -                -     952,997
Common stock issued
in exchange  for
cash at $2.50 per
share-subscription
payable-September 2003        -           -       19,200              2      47,998  (48,000)        -                -           -
Common stock issued in
exchange for
cash at $2.50 per
share pursuant to
private placement
September 2003                -           -        6,400              1      15,999        -         -                -      16,000
Common stock issued in
exchange for
options exercised at
$1.00 in  September 2003      -           -       95,000             10      94,991        -         -                -      95,000
Common stock subscription
receivable reclassification
adjustment
Common Stock subscribed to
at $2.50 per share in
September 2003                                         -              -           -        -     2,600                -       2,600



Net Loss for the year
ended September 30, 200                                -              -           -  300,000         -                -     300,000

Balance at September 30,
2003                          -           -            -              -           -        -         -       (3,445,164) (3,445,164)
                         --------   --------  -----------      -------- ----------- --------- ---------   ------------- -----------
                              -         $ -   17,811,082       $  1,781  $2,577,568 $300,000   $     -      $(3,456,776)  $(577,427)
                         ========   ========  ===========      ======== =========== ========= =========   ============= ============

           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2004
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                         Accumulated
                                     Preferred                             Paid in    Common       Stock       During
                          Preferred   Shares     Common     Common Stock   Capital    Stock     Subscription  Development
                            Shares     Amount    Shares        Amount       Amount   Subscribed   Receivable    Stage        Total
                          ---------   -------  ----------     -------       ------   ----------   ----------    -------     --------
Preferred shares issues
in exchange for services
at $25.00 per share,
October 2003                1500        15                                                                                       15
Common stock issued in
exchange for consulting
services at
approximately $2.85 per
share, October 2003                              287,439          29        820,389          -           -           -      820,418
Common stock issued in
exchange  for cash at
$2.50 per
share-subscription
payable-October 2003                             120,000          12        299,988   (300,000)          -           -            -
Common stock canceled
in October 2003,
previously issued for
services rendered  at
$2.50 per share                                 (100,000)        (10)      (249,990)          -          -           -     (250,000)
Common stock issued in
exchange for consulting
services at approximately
$3 per share,
November 2003                                    100,000          10        299,990           -          -           -      300,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
November, 2003                                   100,000          10        249,990           -          -           -      250,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
December, 2003                                     6,400           1         15,999           -          -           -       16,000
Common stock issued in
exchange for consulting
services at approximately
$2.59   per share,
December 2003                                  2,125,500         213      5,504,737           -          -           -    5,504,950
Common Stock subscribed to
at $2.50 per share in
December 2003                                          -           -              -     104,000          -           -      104,000
Beneficial conversion
feature relating
to notes payable                                       -           -      1,168,474           -          -           -    1,168,474
Beneficial conversion
feature relating
to warrants                                            -           -        206,526           -          -           -      206,526
Adjust common stock par
value from $0.0001 to
$0.50 per share, per
amendment of articles
dated Dec 2003                                         -  10,223,166    (10,223,166)          -          -           -            -
Common Stock issued
pursuant to subscription
at $2.50 share in Jan 2004                        41,600      20,800         83,200    (104,000)         -           -            -
Common stock issued in
exchange for consulting
services at $2.95 per
share, Jan 2004                                   13,040       6,520         31,948           -          -           -       38,468
Common stock issued in
exchange for consulting
services at $2.60 per
share, Jan 2004                                  123,000      61,500        258,300           -          -           -      319,800
Common stock issued in
exchange for consulting
 services at $3.05 per
share, Jan 2004                                    1,000         500          2,550           -          -           -        3,050

           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2004
                                   (Continued)
                                     Deficit

                                                                                                              Deficit
                                                                          Additional                         Accumulated
                                     Preferred                             Paid in    Common       Stock       During
                          Preferred   Shares     Common     Common Stock   Capital    Stock     Subscription  Development
                            Shares     Amount    Shares        Amount       Amount   Subscribed   Receivable    Stage        Total
                          ---------   -------  ----------     -------       ------   ----------   ----------    -------     --------

Common stock issued in
exchange for employee
services at $3.07 per
share, Feb 2004                                    6,283       3,142         16,147           -          -           -       19,288
Common stock issued in
exchange for consulting
services at $3.04 per
share, Mar 2004                                   44,740      22,370        113,640           -          -           -      136,010
Common Stock issued for
options exercised at
$1.00 per share in Mar
2004                                              55,000      27,500         27,500           -          -           -       55,000
Common stock issued in
exchange for employee
services at $3.00 per
share, Mar 2004                                    5,443       2,722         13,623           -          -           -       16,344

           See accompanying notes to consolidated financial statements



                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2004
                                   (Continued)
                                     Deficit
                                                                          Additional                         Accumulated
                                     Preferred                             Paid in    Common       Stock       During
                          Preferred   Shares     Common     Common Stock   Capital    Stock     Subscription  Development
                            Shares     Amount    Shares        Amount       Amount   Subscribed   Receivable    Stage        Total
                          ---------   -------  ----------     -------       ------   ----------   ----------    -------     --------
Common stock issued in
exchange for employee
services at $3.15 per
share, Mar 2004                                  5,769          2,885         15,293       -              -       -        18,177
Preferred shared
converted to common
shares for consulting
services at $3.00per
share, Mar 2004              5000      5       125,000         62,500        312,500       -              -       -       374,995
Common stock issued in
exchange for employee
services at $3.03 per
share, Mar 2004                                  8,806          4,403         22,236       -              -       -        26,639
Common Stock issued
pursuant to
subscription at $2.50
per share in Mar. 2004                          22,500         11,250         (9,000)      -              -       -         2,250
Beneficial Conversion
Feature relating
to Notes Payable                                     -              -        122,362       -              -       -       122,362
Beneficial Conversion
Feature relating
to Warrants                                          -              -        177,638       -              -       -       177,638
Common stock issued in
exchange for consulting
services at $2.58 per
share, Apr 2004                                  9,860          4,930         20,511       -              -       -        25,441
Common stock issued in
exchange for consulting
services at $2.35 per
share, Apr 2004                                 11,712          5,856         21,667       -              -       -        27,523
Common stock issued in
exchange for consulting
services at $1.50 per
share, Apr 2004                                367,500        183,750        367,500       -              -       -       551,250
Common stock returned
to treasury at
$0.065 per share,
Apr 2004                                       (50,000)       (25,000)        21,750       -              -       -        (3,250)
Preferred stock
converted to common
stock for consulting
services at $1.01
per share in May 2004        4000      4       100,000         50,000         51,250       -              -       -       101,246
Common stock issued per
subscription May 2004                           10,000          5,000         (4,000)      -         (1,000)      -             -
Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004                              137,000         68,500         50,913       -              -       -       119,413
Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004                               26,380         13,190         17,147       -              -       -        30,337
Common stock returned to
treasury at $0.065 per
share, Jun 2004                                 (5,000)        (2,500)         2,175       -              -       -          (325)


           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2004
                                   (Continued)
                                     Deficit
                                                                          Additional                         Accumulated
                                     Preferred                             Paid in    Common       Stock       During
                          Preferred   Shares     Common     Common Stock   Capital    Stock     Subscription  Development
                            Shares     Amount    Shares        Amount       Amount   Subscribed   Receivable    Stage        Total
                          ---------   -------  ----------     -------       ------   ----------   ----------    -------     --------
Common stock issued in
exchange for consulting
services at $0.67 per
share in June 2004                              270,500         135,250      45,310           -         -            -      180,560
Common stock issued in
exchange for consulting
services at $0.89 per
share in June 2004                                8,000           4,000       3,120           -         -            -        7,120
Common stock issued in
exchange for consulting
services at $0.65 per
share in June 2004                               50,000          25,000       7,250           -         -            -       32,250
Common stock issued
pursuant to private
placement at $1.00
per share in June 2004                          250,000         125,000     125,000           -         -            -      250,000
Common stock issued in
exchange for consulting
services at $0.54 per
share in July 2004                              100,000          50,000       4,000           -         -            -       54,000
Common stock issued in
exchange for consulting
services at $0.72 per
share in July 2004                                5,000           2,500       1,100           -         -            -        3,600
Common stock issued in
exchange for consulting
services at $0.47 per
share in July 2004                              100,000          50,000      (2,749)          -         -            -       47,251
Common stock issued in
exchange for consulting
services at $0.39 per
share in August 2004                            100,000          50,000     (16,500)          -         -            -       58,500
Preferred stock converted
to common stock for
consulting services at
$0.39 per share in
August 2004                  (2000)   (2)        50,000          25,000      (5,500)          -         -            -       19,498


           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                               SEPTEMBER 30, 2004
                                   (Continued)
                                     Deficit
                                                                          Additional                         Accumulated
                                     Preferred                             Paid in    Common       Stock       During
                          Preferred   Shares     Common     Common Stock   Capital    Stock     Subscription  Development
                            Shares     Amount    Shares        Amount       Amount   Subscribed   Receivable    Stage        Total
                          ---------   -------  ----------     -------       ------   ----------   ----------    -------     --------



Common stock issued in
exchange for consulting
services at $0.50 per
share in August 2004                            100,000          50,000         250                                          50,250
Common stock issued in
exchange for consulting
services at $0.56 per
share in August 2004                            200,000         100,000      12,500           -         -            -      112,500
Common stock issued in
exchange for consulting
services at $0.41 per
share in August 2004                             92,500          46,250      (8,787)          -         -            -       37,463
Common stock issued in
exchange for consulting
services at $0.52 per
share in September 2004                       1,000,000         500,000      17,500           -         -            -      517,500
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004                           5,000           2,500        (212)          -         -            -        2,288
Common stock issued
pursuant to subscription
at  $0.50 per share in
September 2004                                   40,000          20,000           -           -         -            -       20,000
Preferred shares
converted to common
stock for consulting
services at $0.41
per share in September
2004                       (4000)   (4)         100,000          50,000       4,000           -         -            -       53,996
Preferred shares issued
in exchange for service
at $25 per share in
September 2004            60,000     6                                    1,499,994                                       1,500,000
Warrants issued to
consultants in the
fourth quarter 2004                                                       2,019,862                                       2,019,862


Net Loss                                              -               -           -           -         -  (19,358,259) (19,358,259)

Balance at
September 30, 2004        60,000    $6       23,981,054      11,990,527   6,118,993           -    (1,000) (22,815,034)  (4,706,508)
                          ======    ==       ==========      ==========   =========      ========  ======= ============  ===========

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               For the Period
                                                                                           September 16, 2002
                                                 For the Year Ended    For the Year Ended  (Date of Inception)
                                                   September 30,       September 30,        through September
                                                        2004                 2003                30, 2004
                                                     -------------     -------------         -------------
Cash Flows from operating activities:

Net loss from operating activities                   $ (19,358,259)     $(3,445,164)         $(22,815,034)
Adjustments to reconcile net loss to net
cash (used in) operating
activities:

Depreciation and amortization                                3,161                -                 3,161

Organizational expenses                                          -           88,500                88,500
Preferred shares issued in exchange for
service at $25 per share in September 2004               1,500,000                -             1,500,000
Warrants issued to consultants in the
fourth quarter 2004                                      2,019,862                -             2,019,862
Amortization of beneficial conversion
feature                                                  1,625,000                -             1,625,000
Common stock issued in exchange for
consultant services rendered                            10,105,382        2,292,350            12,397,732
Common stock canceled-previously issued for
services rendered                                         (285,575)               -              (285,575)
Changes in assets and liabilities:
Prepaid Expenses and Deposits                                    -                -                     -
Increase in-Other Assets                                         -          (13,890)              (13,890)
Increase (decrease) in:                                                                                 -
Increase in due related parties                             20,000          132,696               152,696
Accounts payable and accrued liabilities                 1,301,560          454,000             1,755,560
Net cash (used in) operating activities                 (3,068,719)        (491,509)           (3,571,838)

Cash flows from investing activities:
Payments for Patent Filing                                 (21,351)               -               (21,351)
Payments for security deposits                             (23,559)               -               (23,559)
Capital expenditures                                       (29,507)               -               (29,507)
Net cash (used in) investing activities                    (74,417)               -               (74,417)
Cash flows from financing activities:
Proceeds from sale of common stock, net of
cost                                                             -          432,000               432,000
Proceeds from subscription of common stock                 124,000                -               125,000
Proceeds from sale of options                               87,000          154,000               241,000
Net advances from shareholders                              (9,504)          98,980               100,088
Proceeds from loans                                      2,750,000                -             2,750,000
                                                     -------------     -------------         -------------
Net cash provided by financing activities                2,951,496          684,980             3,648,088
Increase (decrease) in cash and cash
equivalents                                               (191,640)         193,471                 1,832
Cash and cash equivalents, beginning of year               193,471                -                     -
Cash and cash equivalents, end of year
                                                     $       1,832      $   193,471          $      1,832
                                                     ==============     ============         =============
Supplemental Information:
  Cash paid during the period for interest           $           -      $         -          $          -
  Cash paid during the year for taxes                            -                -                     -

  Non cash disclosures:
Common stock issued for services
                                                     $  10,105,382      $ 2,292,350          $ 12,398,732
Amortization of beneficial conversion
feature                                              $   1,625,000      $         -          $  1,625,000
Common stock canceled-previously issued for
services rendered                                    $    (285,575)     $         -          $   (285,575)
Preferred shares issued in exchange for
service at $25 per share in September 2004               1,500,000                -             1,500,000
                                                     --------------    -------------         -------------
Warrants issued to consultants in the
fourth quarter 2004                                      2,019,862                -             2,019,862
                                                     --------------    -------------         -------------
Acquisition:
Common stock retained                                $           -      $     1,015           $     1,015
Assets acquired                                      $           -      $      (135)          $      (135)
                                                     --------------    -------------         -------------
Total consideration paid                             $           -      $       880           $       880
                                                     --------------    -------------         -------------
Organization expenses- note  issued in
exchange of  shares retired                          $           -      $    88,500           $    88,500

           See accompanying notes to consolidated financial statements

                           APPLIED DNA SCIENCES, Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage , as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2004, the Company has accumulated losses of $22,815,034.

Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized :(1) persuasive evidence of an arrangement exists; (2) delivery has occurred;
(3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

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

                          APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 AND 2003

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At September 30, 2004 property and equipment consist of:

                                               September 30, 2004
                                               ------------------

Furniture                                            $   29,507
Accumulated depreciation                                  1,405
                                               ==================
Net                                                  $   28,102


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

                           APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2004 and for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E):


                                                        For the Year Ended           For the Year Ended
                                                         September 30,2004           September 30, 2003
                                                        ------------------           -------------------
Net loss - as reported                                      $ (19,358,259)               $  (3,445,164)
Add: Total stock based employee compensation                            -                            -
expense as reported under intrinsic value method
(APB. No. 25)
Deduct: Total stock based employee compensation
expense as reported under fair value based method
(SFAS No. 123)                                                          -                            -
                                                        ------------------           -------------------
Net loss - Pro Forma                                        $ (19,358,259)               $  (3,445,164)
Net loss attributable to common stockholders -
Pro forma                                                   $ (19,358,259)               $  (3,445,164)
Basic (and assuming dilution) loss per share - as
reported                                                    $       (0.93)               $       (0.27)
Basic (and assuming dilution) loss per share -
Pro forma                                                   $       (0.93)               $       (0.27)

                                      F-17

                           APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $22,815,034. during the period September 16, 2002 (date of inception) through September 30, 2004. The Company's current liabilities assets exceeded its current assets by $4,786,323 as of September 30, 2004.


Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from September 16, 2002 (date of inception) through September 30, 2004.

Advertising

The Company will follow a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs of $125,758 and $0, respectively during the years ended September 30, 2004 and 2003, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of our intangible assets are subject to amortization.

At September 30, 2004, intangible assets consist of:
                                                             September 30,
                                                                 2004

       Intangible assets                                        $ 29,910
       Accumulated amortization                                   (1,756)
                                                             -----------

       Net Intangible Assets                                    $ 28,154
                                                             ===========


New Accounting Pronouncements

                           APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In April 2003,  the FASB issued  Statement  of  Financial  Accounting  Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

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

In  December  2003,  the FASB  issued a revision  of SFAS No.  132,  "Employers'
Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.


In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.


In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.


     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


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

Effective with the Merger, ProHealth changed its name to Applied DNA Sciences, Inc.

                           APPLIED DNA SCIENCES , Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE B - MERGER (continued)

The total purchase price and carrying value of net assets acquired of ProHealth was $1. The net assets acquired were as follows:

       Common stock retained by  ProHealth shareholders               $ 1,015
       Assets acquired                                                   (135)
                                                                    ----------
       Total consideration paid                                        $  880
                                                                    ==========

In accordance with SOP 98-5, the Company expensed $880 as organization costs.


In connection with the Company's acquisition of ProHealth, the controlling owner of ProHealth granted the Company an option to acquire up to 8,500,000 shares of the Company's common stock in exchange for $100,000 (see Note E). The option expires on December 10, 2004. On June 30, 2003, the Company exercised its option and acquired 7,500,000 common shares under this agreement in exchange for an $88,500 convertible promissory note payable to the former controlling owner.

The Company accounted for the acquisition of the shares as an organization cost and charged $88,500 to operations and retired the 7,500,000 shares acquired common stock.

NOTE C - RELATED PARTY TRANSACTIONS

At September 30, 2004, notes payable are as follows:
                                                                                      September
                                                                                       30, 2004
                                                                                      ----------
  Note  payable  ,  related  party,  together  with  interest  at 8% per  annum, unsecured.  Should the Company default under the terms of the Note, Noteholder has the option to convert  the  unpaid  principal  at  maturity  to  7,500,000 shares of the Company's common stock and receive  additional  common shares in exchange  for accrued and unpaid  interest at a  conversion  rate equal to the
  then fair market value of the Company's common stock. (refer to note J)               $88,500
                                                                                      ----------
  Note payable, unsecured,  related party, payable from August 1, 2005, right to convert to  restricted  stock in lieu of cash,  rate of interest  4%,  160,000
  shares prior to October 31, 2005 or 180,000 shares after that date.                   425,000
                                                                                      ----------
  Due to  ex-president,  in September  2004,  note holder entered into a private transaction,  selling  a total of  2,500,000  shares  to him,  after  which he
  loaned all proceeds of $600,000 to us.                                                600,000
                                                                                      ----------
  Note payable,  ex-officer of the Company,  due $70,000 upon first funding, 20%
  rate of interest, or 100,000 shares at par value of $0.001                             50,000
                                                                                      ----------
                                                                                      1,163,500
                                                                                      ----------
  Less: current portion                                                               1,163,500
                                                                                      ----------
  Note payable - long-term                                                            $       -
                                                                                     ----------

                                      F-22

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE C - RELATED PARTY TRANSACTIONS

Included in current liabilities is $111,943 at September 30, 2004 which represents advances from the stockholders of the Company. No formal agreements or repayment terms exist.

Also, the Company owed $117,333 at September 30, 2004 to the stockholders and other related parties towards accrued expenses.

The Company leases office space under a sub lease agreement with an entity controlled by a former significant former shareholder of the Company (see Note
H).

The Company has entered into long term employment and consulting agreements with Company's ex- President and Chief Executive Officer and an entity controlled by a significant Company shareholder, respectively (see Note H).


NOTE D - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of convertible preferred stock, with $0.001 par value per share. The Company is authorized to issue 100,000,000 shares of common stock, with $0.50 par value per share. In January 2004, the Company passed a resolution authorizing change in the par value per common shares from $0.0001 per share to $0.50 per share. As of September 30, 2004, the Company has issued and outstanding 23,981,054 common share with par value of $0.50 per share and 60,000 convertible preferred shares with par value of $0.0001.

During the period September 16, 2002 through September 30, 2003, the Company issued 100,000 shares of common stock in exchange for reimbursement of services provided by the founders of the Company. The Company valued the shares issued at approximately $1,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


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

In January 2003, the Company canceled 836,000 shares of common stock previously issued in exchange for consulting services.

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

In March 2003, the Company issued 91,060 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $2.53 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE D- CAPITAL STOCK (continued)

On June 30, 2003, the Company received $10,000 as subscription for options to purchase the Company's common stock at $1.00 per share.

In June, 2003, the Company received $48,000 in connection with a subscription to purchase the Company's common stock pursuant to a private placement.

In connection with the Company's acquisition of ProHealth, the controlling owner of ProHealth granted the Company an option to acquire up to 8,500,000 shares of the Company's common stock in exchange for $100,000 (see Note B). The option expires on December 10, 2004. On June 30, 2003, the Company exercised its option and acquired 7,500,000 common shares under this agreement in exchange for an $88,500 convertible promissory note payable to the former controlling owner. The Company has an option through December 10, 2004 to acquire the remaining 1,000,000 shares from the former controlling owner in exchange for $11,500. On June 30, 2003, the Company retired the 7,500,000 shares common acquired pursuant to the option agreement.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003



NOTE D- CAPITAL STOCK (continued)

In September 2003, the Company issued 19,200 shares of common stock for cash previously subscribed at $2.50 per share.

In September 2003, the Company issued 6,400 shares of common stock issued in exchange for cash at $2.50 per share pursuant to private placement.

In September 2003, the Company received $95,000 in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.

In  September  2003,  the  Company  received   $300,000  in  connection  with  a
subscription to purchase the Company's common stock pursuant to a private placement.

The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2003, the Company issued 15,000 shares of convertible preferred stock in exchange for services. The Company valued the shares issued at the $15 par value and recorded the value for services when the shares were converted into common shares as identified below.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


In March 2004, the Company issued 5,443 shares of common stock at $3.00 per share in exchange for employee services valued at $16,344.

In March 2004, the Company issued 5,769 shares of common stock at $3.15 per share in exchange for employee services valued at $18,177.

In March 2004, the Company converted 5,000 preferred shares into 125,000 shares of common stock at $3.00 per share in exchange for employee services valued at $375,000.

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

In May 2004, the Company converted 4,000 preferred shares into 100,000 shares of common stock at $1.01 per share in exchange for consulting services valued at $101,250.

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

In July 2004, the Company issued 100,000 shares of common stock at $0.54 per share in exchange for consulting services valued at $54,000.

In July 2004, the Company issued 5,000 shares of common stock at $0.72 per share in exchange for consulting services valued at $3,600.

In July 2004, the Company issued 100,000 shares of common stock at $0.47 per share in exchange for consulting services valued at $47,250.

In August 2004, the Company converted 2,000 preferred shares into 50,000 shares of common stock at $0.39 in exchange for consulting services valued at $19,500.

In August 2004, the Company issued 100,000 shares of common stock at $0.39 in exchange for consulting services valued at $39,000.

In August 2004, the Company issued 100,000 shares of common stock at $0.50 in exchange for consulting services valued at $50,250.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


In August 2004, the Company issued 200,000 shares of common stock at $0.56 in exchange for consulting services valued at $112,500.

In September 2004, the Company issued 1,000,000 shares of common stock at $0.52 in exchange for consulting services valued at $517,500.

In September 2004, the Company issued 45,000 shares of common stock at $0.50 in exchange for consulting services valued at $22,288.

In September 2004, the Company converted 4,000 preferred shares into 100,000 shares of common stock at $0.41 in exchange for consulting services valued at $54,000.

In September 2004, the Company issued 60,000 convertible preferred shares at $25.00, in exchange for consulting services valued at $1,500,000.

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

                                Warrants Outstanding                              Warrants Exercisable
                                          Weighted Average        Weighed                       Weighted
                          Number       Remaining Contractual      Average         Number        Average
   Exercise Prices     Outstanding          Life (Years)       Exercise Price  Exercisable   Exercise Price
   ---------------     -----------     ---------------------   --------------  -----------   --------------
       $0.10             335,000                4.79              $ 0.10         335,000         $  0.10
       $0.60           3,472,750                4.01              $ 0.60       3,472,750         $  0.60
       $0.70             750,000                2.84              $ 0.70         750,000         $  0.70
       $1.00             250,000                1.61              $ 1.00         250,000         $  1.00
       $3.00              62,503                1.25              $ 3.00          62,503         $  3.00
                       4,870,253                                               4,870,253

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003



NOTE E- STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

                                                     Number of Shares       Weighted Average
                                                                             Price Per Share
                                                     ----------------       -----------------
       Outstanding at September 30, 2003                     383,500                $   1.38
       Granted                                             4,574,753                    0.58
       Exercised                                             (88,000)                   1.00
       Canceled or expired                                         -                       -
       Outstanding at September 30, 2004                    4,870,253               $   0.63

The estimated value of the  compensatory  warrants  granted to  non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 3.00%, a dividend yield of 0% and volatility of 30%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $0 for the years ended September 30, 2004 and 2003.

The estimated value of the  compensatory  warrants  granted to  non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 1.00%, a dividend yield of 0% and volatility of 22.9%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $2,019,862 and $0, respectively, for the years ended September 30, 2004 and 2003.

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at September 30, 2004 is as follows:

Convertible notes payable ("Bridge Unit Offering"), in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9- month anniversary date of the initial closing of the Offering, or the completion of any equity financing of $3M or more; The Company, in its sole discretion, may prepay principal at any time without penalty. The notes are convertible into shares of common stock of the Company at a price of $2.50 per share.

                                                              September 30, 2004
                                                              ------------------

Convertible notes
payable                                                           $ 1,675,000
                                                              ------------------
Debt discount - beneficial conversion feature, net of
accumulated amortization of $1,270,444                                (20,393)
                                                              ------------------
Debt discount, net of accumulated amortization of
$354,556
                                                                      (29,607)
                                                              ------------------

Net balance                                                       $ 1,625,000
                                                              ------------------

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


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

In September 2004, the Company re-priced the $3.20 warrants to $0.60 as an inducement to convertible note holders as the Company sought additional financing. The Company recorded a charge of $371,850 to earning for the year ended September 30, 2004.


NOTE G- INCOME TAXES

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

At September 30, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $22,815,034, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003



NOTE G- INCOME TAXES (continued)

Components of deferred tax assets as of September 30, 2003 are as follows:

                Non current:
                Net operating loss carryforward
                                                                    $7,985,000
                Valuation allowance                                 (7,985,000)
                                                                   -----------
                Net deferred tax asset                              $        -
                                                                   ===========


NOTE H-LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:


                                                            For the Year Ended      For the Year Ended
                                                            September 30, 2004      September 30, 2003
                                                             ------------------     ------------------
Loss available for common shareholders                          $ (19,358,259)         $  (3,445,164)
                                                             ==================     ==================
Basic and fully diluted loss per share                          $       (0.93)         $       (0.27)
                                                             ==================     ==================
Weighted average common shares outstanding                         20,819,700             12,955,358


Net loss per share is based upon the weighted average of shares of common stock outstanding



NOTE  I- COMMITMENTS AND CONTINGENCIES

Licensing Agreement

In October 2002, the Company entered into an exclusive Licensing Agreement ("License") with Biowell Technology, Inc., a company formed under the laws of Taiwan, Republic of Taiwan. The initial term of the License expires in 2007 with renewal options under certain terms and conditions. The License grants the Company the exclusive use of certain patented DNA technology, along with the rights to future technology, in exchange for an initial payment of 1,500,000 shares of the Company's restricted common stock (see Note D). The Company is obligated to order minimum purchase orders or make future certain minimum annual royalty payments as follows:


    Year ending                   Minimum purchase orders    Alternative Minimum
     October 8,                                                Royalty Payable
       2004                                 $300,000              $100,000
       2005                                  360,000                     -
       2006                                  432,000                     -
       2007                                  518,400                     -

Consulting Agreement

GP has been engaged, on a non-exclusive basis, to provide advice and assistance to the Company regarding issues associated with Applied DNA's proprietary DNA embedded security solutions. GP will assist the Company with strategic positioning and enhancement of the Company's business, and will assist the Company in the development of domestic and international marketing strategies for the Company's DNA products and services. The term of the engagement is one year from the effective date, with automatic one year renewals unless either party expresses, in writing, an intention not to renew within 60 days prior to the expiration of the term.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


As compensation for GP's performance, the Company will pay GP an aggregate advisory fee of Two Million Dollars ($2,000,000) payable in increments over the term and renewal term. Two payments of $500,000 each were made by the Company in September 2004 and January 2005. Thereafter, eight payments of $125,000 are due monthly over the period February through September 2005. Additionally, the Company will issue a net-exercisable warrant to purchase shares of Common Stock of the Company at a later date. Fees were placed in escrow during GP's completion of its due diligence review.

All promotional materials of the Company, on a going forward basis, will be submitted to GP for its review, including all advertising, written sales promotion, press releases, news clippings and other publicity matters relating to GP's engagement and the strategic relationship created.

The  Company  has  agreed  to  maintain   confidentiality  with  regard  to  its
relationship with GP, wherever appropriate, and has indemnified GP, its controlling persons, respective partners, shareholders, directors, officers, employees, agents, affiliates and representatives and will hold them harmless against any actions, judgments, claims, etc. The Agreement, in its entirety, will be filed with the Company's 10-KSB in accordance with SEC regulatory requirements.


Franchising and Distribution Agreements

The Company has entered into a Distribution and Franchising Agreement ("Franchise Agreement") in July 2003. Under the terms of the Franchise Agreement, the franchisee is obligated to pay the Company $3,000,000 payable $25,000 upon execution of the Franchise Agreement and the balance of $2,975,000 payable over five (5) years with interest accruing at 8% per annum. Payments under the Franchise Agreement are subject to franchisee's net profits, as defined, under the Franchise Agreement. During the year ended September 30, 2004 and 2003 the Company has received the initial $25,000 and $0, as installment and has recognized the receipt as other income in the accompanying financial statements.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE I- COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space under operating lease in Los Angeles, California for its corporate use from an entity controlled by significant former shareholder, expiring in November 2006. Total lease rental expenses for the years ended on September 30, 2004 and 2003, was $120,804 and $38,725, respectively.

Commitments for minimum rentals under non-cancelable lease at September 30, 2004 are as follows:

Year ended September 30,
2005                                            $ 139,308
2006                                              143,977
2007                                               12,031
                                              -----------
                                                $ 295,316


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

The Company has a consulting agreement with an entity controlled by a former significant shareholder of the Company. The consulting agreement provides for compensation and certain benefits, including stock options and extends up to seven years. In addition to compensation and benefit provisions, the agreements include defined commitments should the employer terminate the consultant with or without cause.

The Company has consulting agreements with outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or consultant terminates such engagement by written notice.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE J- SUBSEQUENT EVENTS

On October 31, 2004, the Company defaulted on a note held by a former company officer and director in the amount of $88,500 (See Note C), and in accordance with the default, the noteholder has the right, at any time without further notice, to demand that his outstanding note be converted back into 7,500,000 shares. On December 28, 2004, the noteholder made his demand for the issuance of 7,500,000 shares of common stock. The Company is currently negotiating a settlement of this matter with the noteholder.

In October 2004,  the Company  granted  3,036,000  common stock  warrants to the
Company's  Directors  and  certain  advisors  as  additional   compensation  for
services. The warrants have excise prices between $.50 and $1.00 per share and expire in periods raging from 3 to 5 years.

In January 2005, the Company arranged a $6 million private placement of 12 million shares at $0.50 per share along with 12 million attached warrants with an exercise price of $0.75 that expires in 5 years. As of January 10, 2005, $4 million of the $6 million has been subscribed.

In January 2005, holders of 1,625,000 of convertible notes payable elected to convert their notes to common stock at $.33 per share (See Note F).


NOTE K - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period September 16, 2002 through September 30, 2004, the Company incurred a loss of $22,815,034. In addition, the Company has a deficiency in stockholder's equity of $4,706,508. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors and Executive Officers. The position(s) held by each of our executive officers and Directors as of January 7, 2005 are shown in the following table. Biographical information for each is set forth following the table.

  Names:                 Ages     Titles:                    Board of Directors
---------------------  -------   ------------------------    ------------------
  Rob Hutchison           49     Chairman & CEO                  Director
  Peter Brocklesby        52     President                       Director
  Lawrence Lee            44     Chief Technology Strategist     Director
  Michael Hill            44                                     Director
  Ron Erickson            61                                     Director
  Karin Klemm             38     Secretary

Chairman of the Board & CEO, Robin Hutchison

     In November 2003, Robin "Rob" Hutchison joined our Board of Directors. On December 12, 2003, he was appointed Chairman of the Board and on March 1, 2004, he was appointed Chief Executive Officer. Previously, Mr. Hutchison served on Board of Directors of PowerHouse Technologies Group, Inc., the developer of mobile computing solutions that enhance personal productivity. He is the founder of several companies, including eCharge Corporation of Seattle, Washington, specialists in alternative payment methods for the Internet. Mr. Hutchison served as eCharge's president and chief technical officer and played an integral role in raising in excess of $90 million in private funding. Mr. Hutchison pioneered, and holds the patent pending on, unique digital certificate technology using Bio-metrics that enabled eCharge to provide secure Internet commerce transactions.

     Prior to co-founding eCharge, Mr. Hutchison was president of Canada-based SNI Corporation, specialists in the integration of SUN Microsystems UNIX-based systems and Internet and computer firewall security. Mr. Hutchison also served as the western regional director of sales and operations for Everex Canada Inc. and as vice president and co-founder of Vivox International Inc.

     Mr. Hutchison remains on the Board of Directors of eCharge. He retired from that company in 2002 to assist in the development of several start-ups and mature technology companies, including Bit Learning, Via Vis Technologies Inc., One Person Health Inc. and Applied DNA Canada. Mr. Hutchison is a member of the Board of Directors of Golden Goliath Resources and Serebra Learning Corporations.

President, Peter Brockelsby

     Mr. Brocklesby graduated from Leeds University, UK with a BA Honors degree in History in 1970. He attended the Royal Air Force College, UK and was commissioned in the RAF. In 1977, after 7 years service in the UK Armed Forces, Mr. Brocklesby left to become Director of Logistics for Air Asia (Air America), a US defense contractor providing support for the US military and for other governments in Asia.

     Following acquisition of Air Asia by E-Systems, Inc., a multi-billion dollar defense contractor, and now part of Raytheon, Mr. Brocklesby was appointed VP Marketing. E-Systems specialized in the development and integration of advanced airborne and land-based military and government communications systems, electronic warfare equipment, electronic surveillance and airborne intelligence gathering systems.

     As an independent businessman, Mr. Brocklesby developed sophisticated electronics systems for commercial aircraft in a joint-venture with Plessey, a multi-billion dollar defense contractor and avionics manufacturer. The products included satellite communication systems, on-board electronic management systems and fully interactive video, audio and voice/data communications systems. Mr. Brocklesby has extensive experience in the development, commercialization and marketing of new technologies and has many contacts in the aerospace, defense, electronics and telecommunications industries worldwide.

Chief Technology Strategist, Director- Larry Lee

     Larry Lee served as President, CEO and Director from September of 2002 to March 1st, 2004, when he assumed the role of Chief Technology Strategist. Lee has over 20 years of leadership experience in technology and telecommunications with both Fortune 500 companies and start-up organizations. His roles have ranged from Senior scientist to CEO, managing all aspects of business development including technical, financial, resource management and marketing.

     Prior to becoming president and CEO of the Company, Lee has held management positions at Hughes Aircraft, Boeing and General Motors where he worked on innovative and cutting-edge new technology.

     While working in the environment of Fortune 500 companies, he led the new initiatives divisions where he mastered entrepreneurial skills by developing a variety of new business ventures. His success was so notable that he was awarded the coveted Six Sigma Black Belt training award for his accomplishments. This is an award that is given after an intensive program to groom high corporate achievers to learn how to make companies successful.

He recently successfully initiated the start-up of three satellite telecommunications product lines for wireless, broadband and multi-media applications with sales exceeding $200 million. He was also instrumental in directing the development of integrated data and software systems for the automotive industry, military and government security programs.

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

Consultant-and Director--Michael E. Hill

     Mr. Hill has 18 years of experience in venture capital finance, investment banking and business development in North America and Europe. Hill has been involved in the initial funding and start-up of numerous companies including: multi-media, technology, biotech and the resource sectors. He has successfully completed transactions ranging as high as $200 million and has been an intricate participant in many acquisition and merger strategies. Hill is currently a major shareholder in a west coast commercial real estate company and retail chain. He is also serving as the trustee and governor for the Shawnigan Lake School, a top ranked, international private school in Canada.

     Previous to joining the Applied DNA Sciences team, Hill was an Investment Banker at Research Capital from 1997-2002 where he managed a portfolio exceeding $300 million. At Research Capital Hill worked closely with senior executives and Management in developing new product, marketing, recruiting, due diligence and structuring investment banking deals. Prior to working with Research Capital, Hill performed similar tasks with Scotia Capital Markets and Burns Fry Ltd. He was employed with these companies from 1987 until 1997.

Ronald P. Erickson Director

     Ronald Erickson has over thirty years of experience as a manager, attorney and senior level executive. In January 2004, Mr. Erickson was appointed to the Company's Board of Directors. From 1997 through the present, Mr. Erickson served as Chairman and Chief Executive Officer of eCharge Corporation in Seattle, Washington where he played a major role in raising approximately $90 Million in equity capital from major international investors including Deutsche Telkom's venture arm, Korea Telecom, National Data Corp. and others. Previously, from 1995 through 1997, he served as Chairman and Chief Executive Officer of Globaltel Resources, Inc. where he co-founded and lead the worldwide financing efforts and managed all aspects of growth of this privately held international telecommunications and networking company. From 1992 through 1994, he was Chairman, Interim President and Chief Executive Officer of Egghead Software, Inc. in Issaquah, Washington.

Karin Klemm

     On August 2, 2004, Applied DNA Sciences, Inc. (the "Company") appointed Karin Lise Klemm to the position of Chief Operating Officer and Secretary. In that capacity, Ms. Klemm oversees the day-to-day operations of the Company. Ms. Klemm continues to serve as President of Poly Pacific Entertainment, Inc., an entertainment company based in Beverly Hills, where she began her employ in that role in August of 1999. Since August of 2003, Ms. Klemm has served as Chief Executive Officer to Uncensored Music Network, Inc., also an entertainment company. Previously, from 1997 through 2000, Ms. Klemm was a branch manager of RH11, an executive search firm in Los Angeles, California.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In September of 2004, we reviewed the holdings of our officers and directors to determine if any purchase, sales or transfers were made throughout the year that may not have been disclosed properly on a Form 4. Any such sales were properly disclosed on Form 5.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued by us to certain Fof our executive officers during fiscal years ended 2004, 2003 and 2002.

Summary Compensation Table

                                                           Other
                                                           Annual      Restricted     Options       LTIP
  Name & Principal                Salary       Bonus       Compen-        Stock         SARs       Payouts      All Other
      Position          Year        ($)         ($)      sation ($)    Awards ($)      (#)(1)        ($)      Compensation
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Rob Hutchison,          2004    159,450           0            0       39,000            0             0             0
CEO                     2003          0           0            0            0            0             0             0
                        2002          0           0            0            0            0             0             0

--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Lawrence C. Lee,        2004    150,000           0            0    2,017,500            0             0             0
CEO                     2003    300,000           0            0            0            0             0             0
                        2002          0           0            0      182,000            0             0             0

--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------
Gerhard Wehr,           2004     58,328           0       22,489       54,000            0             0             0
CFO                     2003    180,000           0            0            0            0             0             0
                        2002          0           0            0       40,000            0             0             0
--------------------- --------- ------------ ----------- ------------ -------------- ----------- ------------ --------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 13, 2005, information regarding the beneficial ownership of shares of our Common Stock by each person known by us to own five percent or more of the outstanding shares of our Common Stock, by each of our executive officers, by each of our directors, and by all executive officers and directors as a group. At the close of business on January 13, 2005, there were 30,909,292 shares issued and outstanding of record.

      Name And Address                                       Shares of                  Percentage as of
      Of Beneficial Owners                                 Common Stock                 January 10, 2005
---------------------------------------------------------------------------------------------------------
     Rob Hutchison                                          1,120,000 (1)                      3.5%
     3489 Canterbury Place. S. Surrey BC.  V4P
     2N5
---------------------------------------------------------------------------------------------------------
     Peter Brocklesby                                       1,000,000 (2)                      3.1%
     c/o 9229 W. Sunset Blvd. Ste. 830
     Los Angeles, CA 90069
---------------------------------------------------------------------------------------------------------
     Lawrence Lee
     P O Box 88715                                          2,920,000 (3)                      9.3%
     Los Angeles, CA  90009
---------------------------------------------------------------------------------------------------------
     Michael Hill
     44 Sierra Vista Close SW                                552,000 (4)                       1.8%
     Calgary, Alberta  T3H3A3
---------------------------------------------------------------------------------------------------------
     Ron Erickson
     9437 NE Coral Court                                     550,000 (5)                       1.8%
     Bainbridge Island, WA 98110
---------------------------------------------------------------------------------------------------------
     Karin Klemm
     5758 Las Virgenes Road                                      -0-                            -0-
     Calabasas, CA 91302
---------------------------------------------------------------------------------------------------------
     Total shares held by Officers and                      6,142,000 (6)                      17.9%
     Directors (6 persons)
---------------------------------------------------------------------------------------------------------
     RHL Management, Inc.
     Roxbury Road                                             5,094,525                        16.5%
     Los Angeles, CA 90069
     Chaim Stern
     1880 East 26th Street                                    2,650,000                        8.6%
     Brooklyn, NY 11229
---------------------------------------------------------------------------------------------------------
* Less than 1%

(1)  Includes 1,000,000 shares underlying currently exercisable options.
(2)  Includes 1,000,000 shares underlying currently exercisable options.
(3)  Includes 600,000 shares underlying currently exercisable options.
(4)  Includes 315,000 shares underlying currently exercisable options.
(5) Includes 400,000 shares underlying currently exercisable options and 50,000 shares underlying currently exercisable options owned by Alpha Spectrum Investments, LLC, of which Mr. Erickson is deemed a beneficial owner.
(6) Includes 3,365,000 shares underlying currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September of 2004, Larry Lee entered into a private transaction with Mr. Chaim Stern, selling a total of 2,500,000 shares to him, after which he loaned all proceeds of $600,000 to us.

                                     PART IV

ITEM 13. EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.


2.2* Articles of Merger of Foreign and Domestic Corporations, filed December 19, 1998 with the Nevada Secretary of State.

3.1* Articles of Incorporation of DCC Acquisition Corporation, filed April 20, 1998 with the Nevada Secretary of State.

3.2* Articles of Amendment of Articles of Incorporation of DCC Acquisition Corp. changing corporation name to ProHealth Medical Technologies, Inc.

3.3* Certificate of Designations, Powers, preferences and Rights of the Founders' Series of Convertible Preferred Stock, filed March 19, 2003 with the Nevada Secretary of State.

3.4* Articles of Amendment of Articles of Incorporation of Applied DNA Sciences, Inc. increasing the par value of the company's common stock, filed onDecember 3, 2003 with the Nevada Secretary of State.

3.5*      By-Laws of Applied DNA Sciences, Inc.

4.1*      2004 Combined Incentive and Nonqualified Sock Option Plan.

10.1* Exclusive License Agreement between Biowell Technology Corp. and Applied DNA Sciences, Inc. executed on October 8, 2002.

10.2* Sub-License Agreement with G. A. Corporate Finance Ltd. Applied DNA Sciences, Inc., executed on July 29, 2003, and amended.

10.3*     Indemnification Agreement with Larry Lee.

10.4*     Indemnification Agreement with Robin Hutchison.

10.7*     Indemnification Agreement with Jaime Cardona.

10.8*     Indemnification Agreement with Michael Hill.

10.10*    Employment Agreement between the Company and Larry Lee.

10.14*    Lease Agreement with SUNSET SIERRA PROPERTIES INC.

10.15*    Indemnification Agreement with Peter Brocklesby.

10.16*    Indemnification Agreement with Adrian Botash.

10.17*    Indemnification Agreement with Karin Klemm

10.18*    Giuliani Partners Strategic Marketing Partnership Agreement

31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following is a summary of the fees billed to Applied DNA Sciences, Inc. by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended September 30, 2004 and 2003:



Fee Category                    Fiscal 2004 Fees            Fiscal 2003 Fees
-------------                   -----------------           -----------------

Audit Fees                      $        120,433           $    17,925
Audit-Related Fees                             -                     -

Tax Fees                                       -                     -
                                               -
                                               -                     -
All Other Fees


Total Fees                      $        120,433           $    17.925

Audit Fees. Consists of fees billed for professional services rendered for the audit of Applied DNA Sciences, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Applied DNA Sciences Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning..

All Other Fees. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

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




Date:  January 14, 2005                              Applied DNA Sciences, Inc.

                                                     /s/ ROB HUTCHISON
                                                     ----------------
                                                     Rob Hutchison
                                                     Chief Executive Officer


                                                     /s/ ROB HUTCHISON
                                                     ------------------
                                                     Rob Hutchison, Interim
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Name                         Position                                  Date

/s/ ROB HUTCHISON         CEO, CFO and Chairman of the Board        January 14, 2005
-----------------
Rob Hutchison


/s/ PETER BROCKLESBY      President and Director                    January 14, 2005
--------------------
Peter Brocklesby


/s/ LARRY LEE             Chief Technology Strategist, Director     January 14, 2005
-------------
Larry Lee


/s/ RON ERICKSON          Director                                  January 14, 2005
----------------
Ron Erickson


/s/MICHAEL HILL           Director                                  January 14, 2005

---------------
Michael Hill