Form 10QSB
period 2004-12-31
APPLIED DNA SCIENCES INC
filed 2005-02-14
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                For the quarterly period ended December 31, 2004

                        Commission file number: 002-90519

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

Yes  X           No
    ----           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.50 par value                        47,280,993
       (Class)                             (Outstanding as of February 8, 2005)

                                Table of Contents

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)............................ 3

   Item 2.  Management's Discussion and Analysis or Plan of Operation...34

   Item 3.  Controls and Procedures.....................................40


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...........................................41

   Item 2.  Changes in Securities.......................................41

   Item 3.  Defaults Upon Senior Securities.............................41

   Item 4.  Submission of Matters to a Vote of Security Holders.........41

   Item 5.  Other Information...........................................41

   Item 6.  Exhibits....................................................42

   Signatures...........................................................43

Item 1.  Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

 ASSETS                                             (Unaudited)
                                                     December 31,  September 30,
                                                       2004             2004
                                                     -----------    -----------
Current assets:
Cash and Equivalents .............................   $    62,665    $     1,832
                                                     -----------    -----------
Total Current Assets .............................        62,665          1,832

Property, Plant and Equipment:
Furniture and Equipment ..........................        29,507         29,507
Less: Accumulated Depreciation ...................        (1,756)        (1,405)
                                                     -----------    -----------
                                                          27,751         28,102
Other Assets:
Deposits and Prepaid Expenses ....................        47,585         23,559


Patent Filing ....................................        34,257         29,910
Less: Accumulated Amortization ...................        (6,126)        (1,756)

                                                     -----------    -----------
Net Patents ......................................        28,131         28,154

Restricted Cash ..................................     1,065,318           --
                                                     -----------    -----------
Total Other Assets ...............................     1,141,034         51,713
                                                     -----------     ----------

Total Assets .....................................   $ 1,231,450    $    81,647
                                                     ===========    ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities .........   $ 2,973,686    $ 1,770,379
Accrued Liabilities Due Related Parties ..........       168,857        117,333
Convertible Notes Payable ........................     1,675,000      1,625,000
Due to Related Parties ...........................        61,943        111,943
Note Payable .....................................     1,125,000      1,163,500
                                                     -----------    -----------
Total Current Liabilities ........................     6,004,486      4,788,156

Long Term Liabilities:
Note Payable .....................................          --             --
                                                     -----------    -----------
 Deficiency in Stockholders' Equity:
 Preferred Stock, par value $.0001 per share;
10,000,000 shares authorized;
60,000 issued at December 31, 2004 and
September 30, 2004 ...............................             6              6
 Common Stock, par value $.50 per share;
100,000,000 shares authorized; 40,848,239
shares and 23,981,054 shares issued and
outstanding at December 31, 2004 and
September 30, 2004, respectively .................    20,424,120     11,990,527
 Common Stock Subscription .......................      (880,000)        (1,000)
 Additional Paid-In-Capital ......................    10,863,008      6,118,993
 Accumulated Deficit .............................   (35,180,170)   (22,815,034)
                                                     -----------    -----------
                                                      (4,773,036) (4,706,508)
                                                     -----------    -----------

 Total Liabilities and Deficiency in
Stockholders' Equity                                 $ 1,231,450       $ 81,647
                                                     ===========    ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                     For the Period,
                                     For The Three  For The Three   September 16, 2002,
                                      Months Ended   Months Ended  (Date of Inception)
                                      December 31,   December 31,       through
                                         2004              2003     December 31, 2004
                                         ----              ----       ----------
Revenues:
Sales .............................   $       --      $       --      $       --

COGS ..............................   $       --      $       --      $       --

Operating expenses:
Selling, general and administrative     10,792,921       7,407,750      31,852,994
Depreciation and amortization .....          4,721             351           7,882
                                      ------------    ------------    ------------
Total operating expenses ..........     10,797,642       7,408,101      31,860,876

Operating loss ....................    (10,797,642)     (7,408,101)    (31,860,876)

Other Income (expense) ............            315             685          26,700
Interest (expense) ................     (1,567,809)       (135,074)     (3,345,995)
Income (taxes) benefit ............           --              --              --
                                      ------------    ------------    ------------

Net loss ..........................   $(12,365,136)   $ (7,542,490)   $(35,180,171)
                                      ============    ============    ============

Loss per common share
(basic and assuming dilution) .....   $      (0.45)   $      (0.41)   $      (1.28)
                                      ============    ============    ============

Weighted average shares outstanding     27,402,160      18,503,162      27,402,160

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004

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

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004
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

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004
                                   (Continued)



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
                         ========   ========  ===========      ======== =========== ========= =========   ============= ============

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004
                                   (Continued)



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

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004
                                   (Continued)


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

 See accompanying notes to unaudited condensed consolidated financial statements



                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004
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


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004
                                   (Continued)
                                                                         Deficit
                                                                          Additional                         Accumulated
                                     Preferred                             Paid in    Common       Stock       During
                          Preferred   Shares     Common     Common Stock   Capital    Stock     Subscription  Development
                            Shares     Amount    Shares        Amount       Amount   Subscribed   Receivable    Stage        Total
                          ---------   -------  ----------     -------       ------   ----------   ----------    -------     --------
Common stock issued in
exchange for consulting
services at $0.67 per
share in June 2004                              270,500         135,250      45,310           -         -            -      180,560
Common stock issued in
exchange for consulting
services at $0.89 per
share in June 2004                                8,000           4,000       3,120           -         -            -        7,120
Common stock issued in
exchange for consulting
services at $0.65 per
share in June 2004                               50,000          25,000       7,250           -         -            -       32,250
Common stock issued
pursuant to private
placement at $1.00
per share in June 2004                          250,000         125,000     125,000           -         -            -      250,000
Common stock issued in
exchange for consulting
services at $0.54 per
share in July 2004                              100,000          50,000       4,000           -         -            -       54,000
Common stock issued in
exchange for consulting
services at $0.72 per
share in July 2004                                5,000           2,500       1,100           -         -            -        3,600
Common stock issued in
exchange for consulting
services at $0.47 per
share in July 2004                              100,000          50,000      (2,749)          -         -            -       47,251
Common stock issued in
exchange for consulting
services at $0.39 per
share in August 2004                            100,000          50,000     (11,000)          -         -            -       39,000
Preferred stock converted
to common stock for
consulting services at
$0.39 per share in
August 2004                  (2000)   (2)        50,000          25,000      (5,500)          -         -            -       19,498


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004
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
                          ======    ==       ==========      ==========   =========      ========  ======= ============  ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004


                                                                                                              Deficit
                                                                          Additional                         Accumulated
                                     Preferred                             Paid in    Common       Stock       During
                          Preferred   Shares     Common     Common Stock   Capital    Stock     Subscription  Development
                            Shares     Amount    Shares        Amount       Amount   Subscribed   Receivable    Stage        Total
                          ---------   -------  ----------     -------       ------   ----------   ----------    -------     --------
Common stock issued
in exchange for
consulting services
at $0.68 per share
in October 2004                 -         -      200,000      100,000      36,000            -            -           -     136,000

Common stock returned
to treasury at $0.60
per share, Oct 2004             -         -   (1,069,600)    (534,800)   (107,298)           -            -           -    (642,098)

Common stock issued
in exchange for
consulting services at
$0.60 per share in
October 2004                    -         -       82,500       41,250       8,250            -            -           -      49,500

Common Stock issued
pursuant to subscription
at $0.60 share in
October 2004                    -         -      500,000      250,000      50,000     (300,000)           -           -           -

Common stock issued in
exchange for consulting
services by noteholders
at $0.50 per share
in October 2004                 -         -      532,500      266,250           -            -            -           -     266,250

Common Stock issued
pursuant to subscription
at $0.50 share in
October 2004                    -         -      500,000      250,000           -            -            -           -     250,000

Common Stock issued pursuant
to subscription at $0.45
share in October 2004           -         -    1,000,000      500,000     (50,000)    (450,000)           -           -           -

Common stock issued in
exchange for consulting
services by noteholders
at $0.45 per share
in October 2004                 -         -      315,000      157,500     (15,750)           -            -           -     141,750

Common Stock issued in
exchange for consulting
services at $0.47 share
in November 2004                -         -      100,000       50,000      (3,000)           -            -           -      47,000


Common Stock issued in
exchange for consulting
services at $0.80 share
in November 2004                -         -      300,000      150,000      90,000            -            -           -     240,000

Common Stock issued in
exchange for consulting
services at $1.44 share
in November 2004                -         -      115,000       57,500     108,100            -            -           -     165,600

Common Stock issued in
exchange for employee
services at $1.44 share
in November 2004                -         -        5,000        2,500       4,700            -            -           -       7,200

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (Date of Inception) THROUGH
                                DECEMBER 31, 2004




Common Stock issued in
exchange for employee
services at $0.60 share
in November 2004                -         -       60,000       30,000       6,000       (4,000)           -           -      32,000

Beneficial Conversion
discount relating to
Notes Payable                   -         -            -            -     936,541            -            -           -     936,541

Beneficial Conversion
Feature relating to
Warrants                        -         -            -            -     528,459            -            -           -     528,459

Common stock issued at
$0.016 in exchange for
note payable in December
2004                                           5,500,000    2,750,000  (2,661,500)                                           88,500

Common Stock issued in
exchange for consulting
services at $1.44 share
in December 2004                -         -    5,796,785    2,898,393   5,418,815            -            -           -   8,317,207

Common stock issued
pursuant to subscription
at  $0.50 per share in
December 2004                   -         -    2,930,000    1,465,000           -     (125,000)           -           -   1,340,000

Warrants issued to
consultants in
Dec. 2004                       -         -                               394,698                                           394,698

Net Loss                        -         -            -            -           -            -            - (12,365,136)(12,365,136)
                          ---------   -------  ----------  ----------  ----------    -----------  --------- ------------ -----------
                           60,000         6   40,848,239   20,424,120  10,863,008     (879,000)      (1,000)(35,180,171) (4,773,035)
                          =========   ======= ===========  ==========  ==========    ===========  ========= ============ ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                                       14
                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    For the period
                                                                                                                     September 16,
                                                                                                                     2002 (date of
                                                                                                                       inception)
                                                                                  For The Three Months Ended             through
                                                                                        December 31,                   December 31,
                                                                                    2004               2003               2004
                                                                                    ----               ----               ----
Cash flows from operating activities:
Net loss from operating activities ........................................      $(12,365,136)      $(7,542,490)    $(35,180,170)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation ..............................................................             4,721               351            7,882
Organizational Expenses ...................................................                                               88,500
Preferred Shares issued in exchange for service ...........................              --              --            1,500,000

Warrants issued to consultants .......................... .................           394,698            --            2,414,560

Amortization of beneficial conversion feature-convertible notes............         1,515,000           133,273        3,140,000
Common stock issued in exchange for consultant services rendered ..........         9,366,507         6,625,368       21,764,239
Common stock canceled-previously issued for services rendered .............          (642,605)         (282,000)        (928,180)

Changes in Assets and Liabilities:

Increase in-other assets ..................................................        (1,065,318)           --           (1,079,208)
Increase  in due related parties            ................................             1,523           --              154,219

Increase (decrease) in accounts payable and accrued liabilities ...........         1,203,816           (61,589)       2,959,525
                                                                                 ------------      ------------     ------------

Net cash used in operating activities .....................................        (1,586,794)       (1,127,087)      (5,158,633)
                                                                                                                    ------------
Cash flows from investing activities:

Payments for patent filing ................................................            (4,347)           --              (25,698)
Payments for security deposits ............................................           (24,026)          (23,559)         (47,585)
Capital expenditures ......................................................                (0)          (29,507)         (29,507)
                                                                                 ------------      ------------     ------------

Net cash used in investing activities .....................................           (28,373)          (53,066)        (102,790)
                                                                                                                    ------------
Cash flows from financing activities:
Proceeds from sale of common stock, net of cost ...........................              --             266,000          432,000
Proceeds from subscription of common stock ................................           250,000           104,000          375,000
Proceeds from sale of options .............................................            36,000            32,000          277,000
Advances from shareholders ................................................              --              34,004          100,088

Proceeds from notes payablele..............................................         1,390,000         1,175,030        4,140,000
                                                                                 ------------      ------------     ------------

Net cash provided by financing activities .................................         1,676,000         1,611,034        5,324,088
                                                                                                                    ------------

Net increase in cash and cash equivalents .................................            60,833           430,881           62,665
Cash and cash equivalents at beginning of period ..........................             1,832           193,471             --
Cash and cash equivalents at end of period ................................      $     62,665       $   624,352     $     62,665
                                                                                 ============      ============     ============


Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest ......................................              --              --                 --
Cash paid during period for taxes .........................................              --              --                 --

Non-cash transaction
Common stock issued for services ..........................................         9,366,507         6,625,368       21,765,239
Common stock canceled-previously issued for services rendered .............          (642,605)         (282,000)        (928,180)
Common stock retired ......................................................              --              --                 --
Deferred financing  costs .................................................                          200,000.00             --
Beneficial conversion feature related to notes payable ....................           936,541      1,168,474.00        2,321,812
Beneficial conversion feature related to warrants .........................           528,459        206,526.00          818,188

Preferred Shares in exchange for services..................................                                            1,500,000
Warrants issued to consultants ............................................           394,698            --            2,414,560


Acquisition:
Common stock retained .....................................................                                                1,015
Assets acquired ...........................................................                                                 (135)
                                                                                                                    ------------
Total consideration paid ..................................................                                                  880
                                                                                                                    ------------
Organization expenses - note issued in excahnge of shares retired .........                                               88,500


Common stock issued in exchange for note payable ..........................            88,500            --               88,500

 See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004 is not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2004 financial statements.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage , as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2004, the Company has accumulated losses of $35,180,171

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary ProHealth Medical Technologies, Inc. Significant inter-company transactions have been eliminated in Consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At December 31, 2004 property and equipment consist of:

                                               December 31, 2004
                                               -----------------

Furniture                                             $   29,507
Accumulated depreciation                                   1,756
                                               =================
Net                                                   $   27,751

Advertising

The Company will follow a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs of $4,490 and $0, respectively during the three months ended December 31, 2004.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continue)

Intangible Assets (continue)


At December 31, 2004, intangible assets consist of:

                                                             December 31,
                                                                 2004

       Intangible assets                                        $ 34,257
       Accumulated amortization                                   (6,126)
                                                             -----------

       Net Intangible Assets                                    $ 28,131
                                                             ===========



Restricted Cash
Per terms of the December Promissory Note Payable agreement dated December 20, 2004, all proceeds received from note holders remain in escrow subject to (1) the filing of a Definitive Information Statement that increases the authorized Common Stock and reduces par value, and (2) the closing of a Private Placement for $1 million or more and in the event of such occurrence the Note will automatically without notice to the note holder, in to Common Stock of the Company, at any time at $0.50 per share plus 100% warrant coverage with said warrant being exerciseable at $0.75 per share for a period of three years and callable at $1.25 after the underlying stock is registered if said stock trades at above $1.25 per share for 10 days - See Note F.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)



 NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)


                                                                                                   For the Period
                                                                                                    September 16,
                                                                                                    2002 (Date of
                                                                 For The Three     For The Three      Inception)
                                                                  Months ended     Months ended        through
                                                                  December 31,     December 31,      December 31,
                                                                      2004             2003              2004
Net loss - as reported                                             $ (12,365,136)    $(7,542,490)     $(35,180,171)

Add:   Total  stock  based   employee   compensation   expense
as
reported under intrinsic value method (APB. No. 25)                            -               -                 -
Deduct:  Total stock based  employee  compensation  expense as
reported under fair value based method (SFAS No. 123)                          -               -                 -
                                                                               -               -                 -
Net loss - Pro Forma                                               $ (12,365,136)
                                                                                     $(7,542,490)    $ (35,180,171)
Net loss attributable to common stockholders - Pro forma
                                                                   $ (12,365,136)    $(7,542,490)    $ (35,180,171)
                                                                   ==============    ============    ==============
Basic (and assuming dilution) loss per share - as reported         $       (0.45)    $     (0.40)    $       (1.28)
                                                                   ==============    ============    ==============
Basic (and assuming dilution) loss per share - Pro forma           $       (0.45)    $     (0.40)    $       (1.28)
                                                                   ==============    ============    ==============

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


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


NOTE C - RELATED PARTY TRANSACTIONS

At December 31, 2004, notes payable are as follows:

                                                                                      December
                                                                                       31, 2004
                                                                                      ----------

Note payable , related party, together with interest at 8% per annum, unsecured.
Upon default,  the Company issued noteholder 7.5 million shares of the Company's common stock. The noteholder retained 2 million shares and set aside 3.5 million
in escrow as third party deferred compensation for a future transaction              $        -

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

Note payable,  ex-officer of the Company,  due $100,000 upon first funding,  20%
rate of interest, or 100,000 shares at par value of $0.001                               100,000
                                                                                      ----------

                                                                                       1,125,000

Less: current portion                                                                  1,125,000
                                                                                      ----------
Note payable - long-term                                                              $        -
                                                                                      ----------

Included in current liabilities is $61,943 at December 31, 2004, which represents advances from the stockholders of the Company. No formal agreements or repayment terms exist.

Also, the Company owed $168,857 at December 31, 2004 to the stockholders and other related parties towards accrued expenses.

The Company leases office space under a sub lease agreement with an entity controlled by a significant former shareholder of the Company.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)



The Company has entered into long term employment and consulting agreements with Company's President and Chief Executive Officer and an entity controlled by a former significant Company shareholder, respectively.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with a $.001 par value per share. The Company is authorized to issue 100,000,000 shares of common stock, with a $0.50 par value per share. In January 2004, the Company passed a resolution authorizing change in the par value per common shares from $0.0001 per share to $0.50 per share. As of December 31, 2004, the Company has issued and outstanding 40,848,239 common share with par value of $0.50 per share and 60,000 convertible preferred shares with par value of $0.0001.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

In  September  2003,  the  Company  received   $300,000  in  connection  with  a
7subscription to purchase the Company's common stock pursuant to a private placement.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE D - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE D - CAPITAL STOCK (continued)

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

In October 2004, the Company issued 200,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.68 per share for a total of $136,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2004, shareholders returned 1,069,600 shares to treasury issued earlier in exchange for services valued at $642,098.

In October 2004, the Company issued 82,500 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.60 per share for a total of $49,500, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2004, the Company sold 500,000 shares of common stock subscribed for cash at $0.60 per share pursuant to private placement.

In October 2004, the Company issued 532,500 shares of common stock to existing noteholders. The Company valued the shares issued at approximately $0.50 per share for a total of $266,250.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE D - CAPITAL STOCK (continued)


In October 2004, the Company sold 500,000 shares of common stock subscribed for cash at $0.50 per share pursuant to private placement.

In October 2004, the Company sold 1,000,000 shares of common stock subscribed for cash at $0.45 per share pursuant to private placement.

In October 2004, the Company issued 315,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.45 per share for a total of $141,750, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In November 2004, the Company issued 100,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.47 per share for a total of $47,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In November 2004, the Company issued 300,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.80 per share for a total of $240,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In November 2004, the Company issued 115,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.44 per share for a total of $165,600, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In November 2004, the Company issued 5,000 shares of common stock in exchange for employee services. The Company valued the shares issued at approximately $1.44 per share for a total of $7,200, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In November 2004, the Company issued 60,000 shares of common stock in exchange for employee services. The Company valued the shares issued at approximately $0.60 per share for a total of $36,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In December 2004, the Company issued net 5,500,000 shares of common stock for default as per terms of notes payable for $88,500. Out of total, 3,500,000 shares were retained in escrow on behalf of another party for future deferred compensation.

In December 2004, the Company issued 5,796,785 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.44 per share for a total of $8,317,207, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In December 2004, the Company issued 2,930,000 shares of common stock subscribed for cash at $0.50 per share pursuant to the exercise terms of a promissory note payable.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)



NOTE D - CAPITAL STOCK (Continued)


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

                                    Warrants Outstanding                                      Exercisable
                                         Remaining          Weighted          Weighted          Weighted
                         Number         Contractual         Average           Average           Average
 Exercise Prices      Outstanding       Life (Years)     Exercise Price     Exercisable      Exercise Price
 ---------------      -----------                        --------------     -----------      --------------
        $0.10           335,000              4.54             $0.10           335,000             $0.10
        $0.50            50,000              4.77             $0.50            50,000             $0.50
        $0.60         6,322,750              4.30             $0.60         6,322,750             $0.60
        $0.70           750,000              2.58             $0.70           750,000             $0.70
        $0.75         2,830,000              2.98             $0.75         2,830,000             $0.75
        $1.00           386,000              0.79             $1.00           386,000             $1.00
        $3.00            62,503              1.00             $3.00            62,503             $3.00
                     ----------                                            ----------
                     10,736,253                                            10,736,253
                     ==========                                            ==========
Transactions involving warrants are summarized as follows:
                                                       Number of Shares          Weighted Average
                                                                                  Price Per Share
       Outstanding at September 30, 2004                      4,870,253                 $   0.63
          Granted                                             5,866,000                     0.68
          Exercised                                                   -                        -
          Canceled or expired                                         -                        -
                                                   --------------------                        -
       Outstanding at December 31, 2004                      10,736,253                 $   0.66
                                                   ====================                 ========

The estimated value of the  compensatory  warrants  granted to  non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 4.25%, a dividend yield of 0% and volatility of 22.9%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $ 394,698 for the three months ended December 31, 2004.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)



NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at December 31, 2004 (Unaudited) is as follows:

                                                                     December 31, 2004
                                                                      (Unaudited)
A)  Convertible  notes  payable  ("Bridge  Unit  Offering"),   in
quarterly installments of interest only at 10% per annum, secured by all  assets  of the  Company  and  due on the  earlier  of the
9-month  anniversary date of the initial closing of the Offering, or the  completion  of any equity  financing of $3M or more;  The
Company, in its sole discretion, may prepay principal at any time without penalty.  The Notes are convertible into shares of common
stock of the Company at a price of $2.50 per share.                       1,675,000

Debt Discount - beneficial conversion feature, net of accumulated
amortization of $1,290,837 as of December 31, 2004                                -

Debt Discount - value attributable to warrants attached to notes, net of  accumulated  amortization  of $384,163 as of December 31,
2004                                                                              -

B)  Convertible  notes  payable  totaling  $1,465,000  ("December
Promissory  Notes"),  at the  earlier of  Definitive  Information
Statement that increases the authorized  Common Stock and reduces par value or the  completion  of any equity  financing  of $1M or more bearing  interest at 6% per annum. The Notes are convertible into  shares of common  stock of the  Company at a price of $0.50 per share.At  December 31, 2004,  convertible notes are converted
into common shares of the Company as per the terms                                -

Debt Discount - beneficial  conversion feature, net of accumulated
amortization of $936,541 as of December 31, 2004.                                 -

Debt Discount - value attributable to warrants attached to notes,
net of  accumulated  amortization  of $528,459 as of December 31,                 -
2004.                                                                   -----------

                                                                        $ 1,675,000
                                                                        ===========

Convertible Debentures

During 2004, the Company sold 33.5 units (the "Units") to accredited investors at a price of $50,000 per Unit (the "Bridge Offering") for a total of $1,675,000. Each Unit consists of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note ("Note" or "Notes"), (ii) warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $0.60 per share ("$0.60 Warrant") and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $0.60 Warrant, the "Warrants"). The Notes are convertible into shares of our common stock at a price of $0.33 per share.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)


In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Bridge Offering note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,290,837 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Bridge Offering. The debt discount attributed to the beneficial conversion feature is amortized over the Bridge Offering's earliest maturity period of 9 months from the date of issue as interest expense.

In connection with the placement of the Bridge Offering notes, the Company offered 100% warrant coverage for each dollar of promissory note, exercisable for a period of three years at a price of $0.75 per share ("$0.75 Warrant"). In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $384,163 to additional paid in capital and a discount against the Bridge Offering. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.25%, a dividend yield of 0.00%, and volatility of 42%. The debt discount attributed to the value of the warrants issued is amortized over the Bridge Offering's earliest maturity period of 9 months from the date of issue as interest expense.

In December 2004, the Company sold convertible promissory notes to accredited investors in the aggregate of $1,465,000. Each $1.00 is convertible into common stock at $0.50 and includes 100% warrant coverage to purchase our common stock, exercisable for a period of three years at a price of $0.75 per share ("$0.75 Warrant") and callable at $1.25 after the underlying stock is registered if said stock trades at above $1.25 per share for 10 days - See Note A, Restricted Cash.

In accordance with EMERGING ISSUES TASK FORCE ISSUE 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH A BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Bridge Offering note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $936,541 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Bridge Offering. The debt discount attributed to the beneficial conversion feature was fully amortized over the fiscal first quarter period as interest expense.

In connection with the placement of the Bridge Offering notes, the Company offered 100% warrant coverage for each dollar of promissory note, exercisable for a period of three years at a price of $0.75 per share ("$0.75 Warrant"). In accordance with EMERGING ISSUES TASK FORCE ISSUE 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $528,459 to additional paid in capital and a discount against the Bridge Offering. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 4.25%, a dividend yield of 0.00%, and volatility of 26.72%. The debt discount attributed to the value of the warrants issued was fully amortized over the fiscal first quarter period as interest expense.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


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

At December 31, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $35,000,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2004 are as follows:

                Non current:
                Net operating loss carryforward
                                                                  $12,000,000
                Valuation allowance                               (12,000,000)
                                                                  -----------
                Net deferred tax asse                             $         -
                                                                  ===========

NOTE H-LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE H-LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:



                                         For the Three Months Ended  For the Three Months Ended
                                             December 31, 2004           December 31, 2003
                                             -----------------           -----------------
Loss available for common shareholders        $ (12,365,136)              $ (7,542,590)
                                             =================           =================
Basic and fully diluted loss per share        $       (0.45)              $      (0.41)
                                             =================           =================
Weighted average common shares outstanding       27,402,160                 18,503,162


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


    Year ending                   Minimum purchase orders    Alternative Minimum
     October 8,                                                Royalty Payable
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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE  I- COMMITMENTS AND CONTINGENCIES

Consulting Agreements (continued)

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

Note Payable Settlement

In October 2004, the Company defaulted on a note held by a former company officer and director in the amount of $88,500 (See Note C), and in accordance with the default, the noteholder had the right to demand that his outstanding note be converted back into 7,500,000 shares. The Company subsequently settled the matter for 5,500,000 shares with the noteholder. Included within the 5,500,000 shares are 3,500,000 shares retained in escrow for negotiated on behalf of another party for future deferred compensation.

Litigation

Ex-officer was named as a defendant in a lawsuit brought by an outside party in the United States District Court for the Central District of California, and in that action, Applied DNA was named as a "nominal defendant." The plaintiff is alleging that the ex-officer violated the short swing rule. The Company believes it has meritorious defenses and will prevail in this matter.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE I- COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space under operating lease in Los Angeles, California for its corporate use from an entity controlled by significant former shareholder, expiring in November 2006. Total lease rental expenses for the three months ended on December 31, 2004 was $47,194.

Commitments for minimum rentals under non-cancelable lease at September 30, 2004 were as follows:

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

NOTE J- SUBSEQUENT EVENTS

In January 2005,  the Company  arranged a $5.970  million  private  placement of
11.940 million shares at $0.50 per share along with 11.940 million attached warrants with an exercise price of $0.75 that expires in 5 years.

In January 2005, holders of 1,675,000 of convertible notes payable elected to convert their notes to common stock at $0.33 per share (See Note F).

On January 2005, the Company entered into a stock purchase agreement with Biowell Technology Inc.,a Taiwan corporation ("Biowell"), whereby a to-be-formed wholly- owned subsidiary of the Company would acquire a company to be formed which would own all of the intellectual property of Biowell in exchange for 36,000,000 shares of the Company's common stock to be issued to the shareholders of Biowell. The Acquisition Shares represent 50% of the total shares issued and outstanding on a fully diluted basis on the date of execution of the Agreement. In February 2005, the Company in a private placement, sold an aggregate of $1,391,000 in secured convertible promissory notes and 2,782,000 warrants. The notes bear interest at 10% per annum, mature one year from the date of issuance, and are convertible: into shares of common stock of the Company at a price of $0.50 per share (i) at the holder's option; or (ii) automatically upon the Company's filing of a registration statement registering the shares underlying the notes and Warrants.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

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

Plan of Operation

Liquidity and Capital Resources

     As of December 31, 2004, we had a deficiency in working capital of $5,942,000. For the three months ended December 31, 2004, we generated a net cash flow deficit from operating activities of ($1,587,000), consisting primarily of year to date losses of ($12,365,000), $8,724,000 in net stock issued for consulting services, $1,515,000 for beneficial conversion of convertible notes payable and warrants, $395,000 for warrants issued to consultants as well as a net increase in current liabilities and other of $144,000.

     Cash used in investing activities totaled $28,000, which was utilized for patent filings and, facility lease deposits. Cash provided by financing activities totaled $1,676,000 consisting of $1,390,000 in proceeds from loans, and $250,000 and $36,000 in common stock and exercised options proceeds, respectively.

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

The Company presently does not have any available credit, bank financing or other external sources of liquidity. Due to its brief history and historical operating losses, the Company's operations have not been a source of liquidity. The Company will need to obtain additional capital in order to expand operations and become profitable. The Company intends to pursue the building of a re-seller network outside the United States, and if successful, the re-seller agreements would constitute an additional source of liquidity and capital over time. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding and execution of re-seller agreements outside the Unites States.

During the three months ended December 31, 2004 and 2003 and from September 16, 2002 (inception) through December 31 2003, the Company's priorities were to recruit and build its team, organize its new infrastructure and to develop a successful strategy how best to exploit its exclusive Biowell license agreement. No revenues were generated. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be fully implemented.

From our inception through December 31, 2004, we have incurred losses of $35,180,171. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

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

The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2004 Form 10-KSB, that the Company has incurred operating losses from its inception , and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Bridge Unit Offering

From November through December 2003, we sold 33.5 units (the "Units") to accredited investors at a price of $50,000 per Unit (the "Offering") for a total of $1,675,000. Each Unit consists of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note ("Note" or "Notes"), (ii) warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share ("$3.20 Warrant") and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $3.20 Warrant, the "Warrants"). The Notes are convertible into shares of our common stock at a price of $2.50 per share.


December Promissory Notes Payable
In December 2004, the Company received $1,065,318 in proceeds subject to the terms of the December Promissory Notes Payable agreement. The Company held the proceeds in escrow and classified the amount as Restricted Cash - See Note A, Restricted Cash.


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

Number of Employees

From our inception through the period ended December 31, 2004 , we have relied on the services of outside consultants for services and have no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

To obtain funding for our ongoing operations, we sold $1,465,000 in convertible promissory notes to 13 investors in December 2004. Each promissory note was automatically convertible into shares of our common stock, at a price of $0.50 per share, upon the closing of a private placement for $1 million or more. In connection with the sale of the convertible promissory notes, we issued 2,930,000 warrants to purchase shares of common stock. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.75 per share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Subsequent Sale of Equity Securities

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

To obtain funding for our ongoing operations, we conducted a private placement offering in January and February 2005, in which we sold $7,311,000 of 10% Secured Convertible Promissory Notes to 61 investors. The 10% Secured Convertible Promissory Notes automatically convert into shares of our common stock, at a price of $0.50 per share, upon the filing of this registration statement. In connection with the private placement offering, we have issued 15,222,000 warrants. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.75 per share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

On January 28, 2005, we closed upon a private placement transaction in excess of $1 million, and on February 2, 2005, the promissory notes issued in December 2004 were converted into an aggregate of 2,930,000 shares of common stock. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:


                                                         ISSUER PURCHASES OF EQUITY SECURITIES
Period              (a)                 (b)                        (c)                                       (d)
              Total Number of      Average Price    Total Number of Shares (or Units)   Maximum Number (or Approximate Dollar Value)
             Shares (or Units)    Paid per Share      Purchased as Part of Publicly         of Shares (or Units) that May Yet Be
                Purchased)           (or Unit)       Announced Plans or Programs (1)      Purchased Under the Plans or Programs (1)
10/01/04-
10/31/04             0                  $0                          0                                         0
11/01/04-
11/30/04             0                  $0                          0                                         0
12/01/04-
12/31/04             0                  $0                          0                                         0

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

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

Date:   February 9, 2004                 Applied DNA Sciences, Inc.

                                         /s/ Rob Hutchison
                                         ----------------
                                         Rob Hutchison
                                         Chief Executive Officer

                                         /s/Rob Hutchison
                                         ---------------
                                         Rob Hutchison
                                         Interim Chief Financial Officer