Form 10QSB/A
period 2004-12-31
APPLIED DNA SCIENCES INC
filed 2005-02-15
CIK 744452

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

Date:   February 15, 2004                Applied DNA Sciences, Inc.

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