Form 10QSB
period 2005-03-31
APPLIED DNA SCIENCES INC
filed 2005-05-23
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2005

                        Commission file number 002-90519

                           APPLIED DNA SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                      59-2262718
     -----------------------------                   --------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification Number)

    9229 West Sunset Blvd., Suite 830
         Los Angeles, California                            90069
     ---------------------------------                      -----
    (Address of Principal Executive Offices)              (Zip Code)

                                 (310) 860-1362
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X___ No _____

The number of shares of Common Stock, $0.001 par value, outstanding on April 26, 2005, was 68,371,025 shares, held by approximately 589 shareholders.

Transitional Small Business Disclosure Format (check one):

                              Yes ______ No ___X___

                            APPLIED DNA SCIENCES, INC

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2005

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheet:
                    March 31, 2005 (Unaudited)                                                                    3

                    Condensed Consolidated Statements of Losses:
                    Three and Six Months Ended March 31, 2005 and 2004 (Unaudited) and
                    the Period from September 16, 2002 (Date of Inception) Through March
                    31, 2005 (Unaudited)                                                                          4

                    Condensed Consolidated Statement of Stockholder's Equity:
                    For the Period from September 16, 2002 (Date) of Inception Through March
                     31, 2005 (Unaudited                                                                          5

                    Condensed Consolidated Statements of Cash Flows:
                    Three Months Ended March 31, 2005 and 2004 (Unaudited) and
                    the Period from September 16, 2002 (Date of Inception) Through March
                    31, 2005 (Unaudited)                                                                         14

                    Notes to Unaudited Condensed Consolidated Financial Information:
                    March 31, 2005                                                                             15-29

     Item 2.    Management Discussion and Analysis                                                               30

     Item 3.    Controls and Procedures                                                                          42

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                                43

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                      43

     Item 3.    Defaults Upon Senior Securities                                                                  44

     Item 4.    Submission of Matters to a Vote of Security Holders                                              44

     Item 5.    Other Information                                                                                45

     Item 6.    Exhibits                                                                                         45

Signatures                                                                                                       46


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                                 March 31, 2005
                                                                                              ------------------
 Current assets:                                                                              $       2,975,017
                                                                                              ------------------
 Cash and Equivalents                                                                                 2,975,017

 Total Current Assets

 Property, Plant and Equipment - Net                                                                     22,134
 Deposits and Prepaid Expenses                                                                           47,500
 Patent Filing - Net                                                                                     26,442
                                                                                              ------------------

 Total Assets                                                                                       $ 3,071,092
                                                                                              ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts Payable and Accrued Liabilities                                                           $ 1,653,709
 Accrued Liabilities Due Related Parties                                                                122,162
 Due to Related Parties                                                                                  91,312
 Note Payable                                                                                           425,000
                                                                                              ------------------
 Total Current Liabilities                                                                            2,292,183

 Commitments and contingencies

 Stockholders' Equity:
 Preferred Stock, par value $.001 per share; 10,000,000 shares authorized;
  60,000 issued and outstanding                                                                               6
 Common Stock, par value $.001 per share; 250,000,000 shares authorized; 66,755,267 shares
  issued and outstanding                                                                                 66,755
 Common Stock Subscription                                                                             (880,000)
 Additional Paid-In-Capital                                                                          50,562,133
 Accumulated Deficit                                                                                (48,969,986)
                                                                                              ------------------
                                                                                                        778,909
                                                                                              ------------------
 Total Liabilities and Deficiency in Stockholders' Equity                                     $       3,071,092
                                                                                              ==================

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)


                                                                                                                 September 16, 2002,
                                      For The Three Months Ended March 31   For The Six Months Ended March 31    (Date of Inception)
                                                                                                                        through
                                              2005              2004            2005               2004             March 31, 2005
                                         --------------    --------------   --------------    --------------        --------------
Operating expenses:
Selling, general and administrative      $   6,150,046     $   1,909,050      $16,942,967     $   9,316,900            38,003,040
Depreciation and amortization                    7,306               351           12,027               703                15,188
                                         --------------    --------------   --------------    --------------        --------------
Total operating expenses                     6,157,352         1,909,501          432,984         9,317,603
597,016            38,018,228

Operating loss                              (6,157,352)       (1,909,501)     (16,774,994)       (9,317,603)          (37,838,228)

Other Income (expense)                           3,100               700            3,415             1,385                29,800
Interest (expense)                          (7,635,563)         (527,838)      (9,203,372)         (662,912           (10,981,558)
Income (taxes) benefit                               -                 -                -                 -                     -
                                         --------------    --------------   --------------    --------------        --------------

Net loss                                 $ (13,789,815)    $  (2,436,638)   $ (26,154,951)    $   9,979,130)        $ (48,969,986)
                                         ==============    ==============   ==============    ==============        ==============
                                                                                                                                -
Loss per common share
(basic and assuming dilution)                  $ (0.26)    $       (0.12)   $       (0.65)    $       (0.51)              $ (1.81)
                                         ==============    ==============   ==============    ==============        ==============

Weighted average shares outstanding         53,044,883        20,700,599       40,082,628        19,575,190            27,017,824
                                         ==============    ==============   ==============    ==============        ==============

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005


                                                                                                                Deficit
                                                                           Additional                           Accumulated
                                      Preferred                            Paid in     Common      Stock        During
                           Preferred  Shares     Common      Common Stock  Capital     Stock       Subscription Development
                           Shares     Amount     Shares      Amount        Amount      Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share        -  $        -     100,000  $       10  $      990            - $        -  $        -  $    1,000

Net Loss                          -           -           -           -           -            -          -     (11,612)    (11,612)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance at September 30,
2002                              -           -     100,000          10         990            -          -     (11,612)    (10,612)
Issuance of common stock
in connection with merger
with Prohealth Medical
Technologies , Inc on
October 1, 2002                   -           -  10,178,352       1,018           -            -          -           -       1,000
Cancellation of Common
stock in connection with
merger with Prohealth
Medical Technologies ,
Inc on October
21, 2002                          -           -    (100,000)         10      (1,000)           -          -           -      (1,000)
Issuance of common stock
in exchange for services
in October 2002 at $ 0.65
per share                         -           -     602,000          60      39,070            -          -           -      39,130
Issuance of common stock in
exchange for subscription
in November and December
2002 at $ 0.065 per share         -           -     876,000          88      56,852            -    (56,940)          -           -
Cancellation of  common
stock in January 2003
previously issued  in
exchange for consulting
services                          -           -    (836,000)        (84)    (54,264)           -     54,340           -           -
Issuance of common stock
in exchange for licensing
services valued
at $ 0.065 per share in
January  2003                     -           -   1,500,000         150      97,350            -          -           -      97,500
Issuance of common stock
in exchange
for consulting services
valued at $ 0.13 per share
in January  2003                  -           -     586,250          58      76,155            -          -           -      76,213
Issuance of common stock
in exchange
for consulting services
at $ 0.065 per
share in February  2003           -           -       9,000           1         584            -          -           -         585
Issuance of common stock
to Founders in exchange
for services valued at
$0.0001  per share in
March 2003                        -           -  10,140,000       1,014           -            -          -           -       1,014
Issuance of  common stock
in exchange for consulting
services valued at
$2.50 per share in March 2003     -           -      91,060           9     230,625            -          -           -     230,634


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005
                                   (Continued)

                                                                                                              Deficit
                                                                        Additional                            Accumulated
                                     Preferred                           Paid in       Common    Stock        During
                          Preferred    Shares   Common Common   Stock    Capital       Stock     Subscription Development
                            Shares     Amount       Shares     Amount    Amount       Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Issuance of common stock in
exchange for consulting
services valued at  $
0.065 per share in March 2003     -           -       6,000           1         389            -          -           -         390
Common stock subscribed in
exchange for cash at $1 per
share in March 2003               -           -           -           -      18,000            -          -           -      18,000
Common stock issued in
exchange for consulting
services at $ 0.065 per
share on April 1, 2003            -           -     860,000          86      55,814            -          -           -      55,900
Common stock issued in
exchange for
cash at $ 1.00 per share
on April 9, 2003                  -           -      18,000           2           -            -          -           -           2
Common stock issued in
exchange for
consulting services at $
0.065 per
share on April 9, 2003            -           -       9,000           1         584            -          -           -         585
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share on April 23, 2003           -           -       5,000           1      12,499            -          -           -      12,500
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share, on June 12, 2003           -           -      10,000           1      24,999            -          -           -      25,000
Common stock issued in
exchange for
cash at $ 1.00 per share
on June 17, 2003                  -           -      50,000           5      49,995            -          -           -      50,000
Common stock subscribed
in exchange
for cash at $ 2.50 per
share pursuant
to private placement
on June 27, 2003                  -           -           -           -           -            -     24,000           -      24,000
Common stock retired in
exchange for note payable
at $0.0118 per share,
on June 30, 2003                  -           -  (7,500,000)       (750)        750            -          -           -           -
Common stock issued in
exchange for
consulting services at
$0.065 per
share, on June 30, 2003           -           -     270,000          27      17,523            -          -           -      17,550
Common stock  subscribed
in exchange for cash at
$ 1.00 per share pursuant
to private placement on
June 30, 2003                     -           -           -           -           -       10,000          -           -      10,000
Common stock  subscribed
in exchange for cash at
$ 2.50 per share pursuant
to private placement on
June 30, 2003                     -           -           -           -           -       24,000          -           -      24,000
Common stock issued in
exchange for consulting
services at approximately
$2.01 per share, July 2003        -           -     213,060          21     428,797            -          -           -     428,818

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005
                                   (Continued)


                                                                                                               Deficit
                                                                         Additional                            Accumulated
                                       Preferred              Common      Paid in     Common     Stock         During
                            Preferred  Shares       Common    Stock       Capital     Stock      Subscription  Development
                             Shares    Amount       Shares    Amount      Amount      Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock canceled
in July 2003,
previously issued for
services rendered  at
$2.50 per share                   -           -     (24,000)         (2)    (59,998)           -          -           -     (60,000)
Common stock issued
in exchange for
options exercised at
$1.00 in July 2003                -           -      20,000           2      19,998            -          -           -      20,000
Common stock issued
in exchange for
exercised of options
previously
subscribed at $1.00 in
July 2003                         -           -      10,000           1       9,999      (10,000)         -           -           -
Common stock issued in
exchange for
consulting services at
approximately
$2.38 per share,
August 2003                       -           -     172,500          17     410,913            -          -           -     410,931
Common stock issued in
exchange for
options exercised at
$1.00 in August 2003              -           -      29,000           3      28,997            -          -           -      29,000
Common stock issued
in exchange for
consulting services
at approximately
$2.42 per share,
September 2003                    -           -     395,260          40     952,957            -          -           -     952,997
Common stock issued
in exchange  for
cash at $2.50 per
share-subscription
payable-September 2003            -           -      19,200           2      47,998      (48,000)         -           -           -
Common stock issued in
exchange for
cash at $2.50 per
share pursuant to
private placement
September 2003                    -           -       6,400           1      15,999            -          -           -      16,000
Common stock issued in
exchange for
options exercised at
$1.00 in  September 2003          -           -      95,000          10      94,991            -          -           -      95,000
Common stock subscription
receivable reclassification
adjustment
Common Stock subscribed to
at $2.50 per share in
September 2003                                            -           -           -            -      2,600           -       2,600



Net Loss for the year
ended September 30, 200                                   -           -           -      300,000          -           -     300,000

Balance at September 30,
2003                              -           -           -           -           -            -          -  (3,445,164) (3,445,164)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
                                  -  $        -  17,811,082  $    1,781  $2,577,568   $300,000   $       -  $(3,456,776) $ (577,427)
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                             Paid in  Common      Stock        During
                           Preferred   Shares     Common     Common Stock   Capital  Stock       Subscription Development
                           Shares      Amount    Shares        Amount       Amount   Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Preferred shares issues
in exchange for services
at $25.00 per share,
October 2003                   1500          15                                                                                  15
Common stock issued in
exchange for consulting
services at
approximately $2.85 per
share, October 2003                                 287,439          29     820,389            -          -           -     820,418
Common stock issued in
exchange  for cash at
$2.50 per
share-subscription
payable-October 2003                                120,000          12     299,988     (300,000)         -           -           -
Common stock canceled
in October 2003,
previously issued for
services rendered  at
$2.50 per share                                    (100,000)        (10)   (249,990)           -          -           -    (250,000)
Common stock issued in
exchange for consulting
services at approximately
$3 per share,
November 2003                                       100,000          10     299,990            -          -           -     300,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
November, 2003                                      100,000          10     249,990            -          -           -     250,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
December, 2003                                        6,400           1      15,999            -          -           -      16,000
Common stock issued in
exchange for consulting
services at approximately
$2.59   per share,
December 2003                                     2,125,500         213   5,504,737            -          -           -   5,504,950
Common Stock subscribed to
at $2.50 per share in
December 2003                                             -           -           -      104,000          -           -     104,000
Beneficial conversion
feature relating
to notes payable                                          -           -   1,168,474            -          -           -   1,168,474
Beneficial conversion
feature relating
to warrants                                               -           -     206,526            -          -           -     206,526
Adjust common stock par
value from $0.0001 to
$0.50 per share, per
amendment of articles
dated Dec 2003                                            -  10,223,166 (10,223,166)           -          -           -           -
Common Stock issued
pursuant to subscription
at $2.50 share in Jan 2004                           41,600      20,800      83,200     (104,000)         -           -           -
Common stock issued in
exchange for consulting
services at $2.95 per
share, Jan 2004                                      13,040       6,520      31,948            -          -           -      38,468
Common stock issued in
exchange for consulting
services at $2.60 per
share, Jan 2004                                     123,000      61,500     258,300            -          -           -     319,800
Common stock issued in
exchange for consulting
 services at $3.05 per
share, Jan 2004                                       1,000         500       2,550            -          -           -       3,050
Common stock issued in
exchange for employee
services at $3.07 per
share, Feb 2004                                       6,283       3,142      16,147            -          -           -      19,288
Common stock issued in
exchange for consulting
services at $3.04 per
share, Mar 2004                                      44,740      22,370     113,640            -          -           -     136,010
Common Stock issued for
options exercised at
$1.00 per share in Mar
2004                                                 55,000      27,500      27,500            -          -           -      55,000
Common stock issued in
exchange for employee
services at $3.00 per
share, Mar 2004                                       5,443       2,722      13,623            -          -           -      16,344


See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005
                                   (Continued)



                                                                                                               Deficit
                                                                           Additional                          Accumulated
                                     Preferred                             Paid in    Common     Stock         During
                           Preferred Shares      Common     Common Stock   Capital    Stock      Subscription  Development
                           Shares    Amount      Shares       Amount       Amount     Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for employee
services at $3.15 per
share, Mar 2004                                       5,769       2,885      15,293            -          -           -      18,177
Preferred shared
converted to common
shares for consulting
services at $3.00 per
share, Mar 2004                5000           5     125,000      62,500     312,500            -          -           -     374,995
Common stock issued in
exchange for employee
services at $3.03 per
share, Mar 2004                                       8,806       4,403      22,236            -          -           -      26,639
Common Stock issued
pursuant to
subscription at $2.50
per share in Mar. 2004                               22,500      11,250      (9,000)           -          -           -       2,250
Beneficial Conversion
Feature relating
to Notes Payable                                          -           -     122,362            -          -           -     122,362
Beneficial Conversion
Feature relating
to Warrants                                               -           -     177,638            -          -           -     177,638
Common stock issued in
exchange for consulting
services at $2.58 per
share, Apr 2004                                       9,860       4,930      20,511            -          -           -      25,441
Common stock issued in
exchange for consulting
services at $2.35 per
share, Apr 2004                                      11,712       5,856      21,667            -          -           -      27,523
Common stock issued in
exchange for consulting
services at $1.50 per
share, Apr 2004                                     367,500     183,750     367,500            -          -           -     551,250
Common stock returned
to treasury at
$0.065 per share,
Apr 2004                                            (50,000)    (25,000)     21,750            -          -           -      (3,250)
Preferred stock
converted to common
stock for consulting
services at $1.01
per share in May 2004          4000           4     100,000      50,000      51,250            -          -           -     101,246
Common stock issued per
subscription May 2004                                10,000       5,000      (4,000)           -     (1,000)          -           -
Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004                                   137,000      68,500      50,913            -          -           -     119,413
Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004                                    26,380      13,190      17,147            -          -           -      30,337
Common stock returned to
treasury at $0.065 per
share, Jun 2004                                      (5,000)     (2,500)      2,175            -          -           -        (325)


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005
                                   (Continued)


                                                                           Deficit
                                                                           Additional                          Accumulated
                                       Preferred                           Paid in    Common     Stock         During
                            Preferred  Shares     Common     Common Stock  Capital    Stock      Subscription  Development
                            Shares     Amount     Shares        Amount     Amount     Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for consulting
services at $0.67 per
share in June 2004                                  270,500     135,250      45,310            -          -           -     180,560
Common stock issued in
exchange for consulting
services at $0.89 per
share in June 2004                                    8,000       4,000       3,120            -          -           -       7,120
Common stock issued in
exchange for consulting
services at $0.65 per
share in June 2004                                   50,000      25,000       7,250            -          -           -      32,250
Common stock issued
pursuant to private
placement at $1.00
per share in June 2004                              250,000     125,000     125,000            -          -           -     250,000
Common stock issued in
exchange for consulting
services at $0.54 per
share in July 2004                                  100,000      50,000       4,000            -          -           -      54,000
Common stock issued in
exchange for consulting
services at $0.72 per
share in July 2004                                    5,000       2,500       1,100            -          -           -       3,600
Common stock issued in
exchange for consulting
services at $0.47 per
share in July 2004                                  100,000      50,000      (2,749)           -          -           -      47,251
Common stock issued in
exchange for consulting
services at $0.39 per
share in August 2004                                100,000      50,000     (11,000)           -          -           -      39,000
Preferred stock converted
to common stock for
consulting services at
$0.39 per share in
August 2004                   (2000)         (2)     50,000      25,000      (5,500)           -          -           -      19,498



 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005
                                   (Continued)


                                                                         Deficit
                                                                         Additional                           Accumulated
                                     Preferred                           Paid in      Common     Stock        During
                           Preferred Shares      Common     Common Stock Capital      Stock      Subscription Development
                           Shares    Amount      Shares       Amount     Amount       Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for consulting
services at $0.50 per
share in August 2004                                100,000      50,000         250                                          50,250
Common stock issued in
exchange for consulting
services at $0.56 per
share in August 2004                                200,000     100,000      12,500            -          -           -     112,500
Common stock issued in
exchange for consulting
services at $0.41 per
share in August 2004                                 92,500      46,250      (8,787)           -          -           -      37,463
Common stock issued in
exchange for consulting
services at $0.52 per
share in September 2004                           1,000,000     500,000      17,500            -          -           -     517,500
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004                               5,000       2,500        (212)           -          -           -       2,288
Common stock issued
pursuant to subscription
at  $0.50 per share in
September 2004                                       40,000      20,000           -            -          -           -      20,000
Preferred shares
converted to common
stock for consulting
services at $0.41
per share in September
2004                          (4000)         (4)    100,000      50,000       4,000            -          -           -      53,996
Preferred shares issued
in exchange for service
at $25 per share in
September 2004               60,000           6                           1,499,994                                       1,500,000
Warrants issued to
consultants in the
fourth quarter 2004                                                       2,019,862                                       2,019,862


Net Loss                                                  -           -           -            -          - (19,358,259)(19,358,259)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
September 30, 2004           60,000  $        6  23,981,054  11,990,527   6,118,993            -     (1,000)(22,815,034) (4,706,508)
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005



                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common       Stock      During
                           Preferred  Shares      Common     Common Stock Capital     Stock     Subscription  Development
                            Shares    Amount      Shares        Amount    Amount      Subscribed  Receivable  Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued
in exchange for
consulting services
at $0.68 per share
in October 2004                   -           -     200,000     100,000      36,000            -          -           -     136,000

Common stock returned
to treasury at $0.60
per share, Oct 2004               -           -  (1,069,600)   (534,800)   (107,298)           -          -           -    (642,098)

Common stock issued
in exchange for
consulting services at
$0.60 per share in
October 2004                      -           -      82,500      41,250       8,250            -          -           -      49,500

Common Stock issued
pursuant to subscription
at $0.60 share in
October 2004                      -           -     500,000     250,000      50,000     (300,000)         -           -           -

Common stock issued in
exchange for consulting
services by noteholders
at $0.50 per share
in October 2004                   -           -     532,500     266,250           -            -          -           -     266,250

Common Stock issued
pursuant to subscription
at $0.50 share in
October 2004                      -           -     500,000     250,000           -            -          -           -     250,000

Common Stock issued pursuant
to subscription at $0.45
share in October 2004             -           -   1,000,000     500,000     (50,000)    (450,000)         -           -           -
Common stock issued in
exchange for consulting
services by noteholders
at $0.45 per share
in October 2004                   -           -     315,000     157,500     (15,750)           -          -           -     141,750

Common Stock issued in
exchange for consulting
services at $0.47 share
in November 2004                  -           -     100,000      50,000      (3,000)           -          -           -      47,000


Common Stock issued in
exchange for consulting
services at $0.80 share
in November 2004                  -           -     300,000     150,000      90,000            -          -           -     240,000

Common Stock issued in
exchange for consulting
services at $1.44 share
in November 2004                  -           -     115,000      57,500     108,100            -          -           -     165,600

Common Stock issued in
exchange for employee
services at $1.44 share
in November 2004                  -           -       5,000       2,500       4,700            -          -           -       7,200

 See accompanying notes to unaudited condensed consolidated financial statements

                                       13

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common Stock issued in
exchange for employee
services at $0.60 share
in November 2004                  -           -      60,000      30,000       6,000       (4,000)         -           -      32,000

Beneficial Conversion
discount relating to
Notes Payable                     -           -           -           -     936,541            -          -           -     936,541

Beneficial Conversion
Feature relating to
Warrants                          -           -           -           -     528,459            -          -           -     528,459

Common stock issued at
$0.016 in exchange for
note payable in December
2004                                              5,500,000   2,750,000  (2,661,500)                                         88,500

Common Stock issued in
exchange for consulting
services at $1.44 share
in December 2004                  -           -   5,796,785   2,898,393   5,418,815            -          -           -   8,317,207

Common stock issued
pursuant to subscription
at  $0.50 per share in
December 2004                     -           -   2,930,000   1,465,000           -     (125,000)         -           -   1,340,000

Warrants issued to
consultants in
Dec. 2004                         -           -     394,698                                         394,698

Net Loss                          -           -           -           -           -            -          - (12,365,136)(12,365,136)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
                             60,000           6  40,848,239  20,424,120  10,863,008     (879,000)    (1,000)(35,180,171) (4,773,035)
Warrants exercised at
$0.10 share during the
three months ended
March 31, 2005                    -           -     107,500      53,750     (43,000)           -          -           -      10,750

Common Stock issued in
settlement of debt at
$0.33 share during the
three months ended
March 31, 2005                    -           -   4,998,551   2,499,276    (849,754)           -          -           -   1,649,522

Common Stock issued in
settlement of debt at
$0.50 share during the
three months ended
March 31, 2005                    -           -   3,000,000   1,500,000    (300,000)           -          -          -    1,200,000

Common Stock issued in
exchange for consulting
services at $0.50 share
during the three months
ended March 31, 2005              -           -   2,758,977   1,379,489           -            -          -           -   1,379,489

Common stock issued
pursuant to subscription
at  $0.50 per share
during the three months
ended March 31, 2005              -           -  14,742,000   7,371,000           -            -          -           -   7,371,000

Common Stock issued in
exchange for consulting
services at $0.60 share
during the three months
ended March 31, 2005              -           -     200,000     100,000      20,000            -          -           -     120,000

Warrants exercised at
$0.60 share during the
three months ended
March 31, 2005                    -           -     100,000      50,000      10,000            -          -            -     60,000

Adjust common stock par
value from $0.50 to
$0.001 per share, per
amendment of articles
dated March 2005                  -           -           - (33,310,880) 33,310,880            -          -           -           -

Beneficial Conversion
discount relating to
Notes Payable                     -           -           -           -   4,179,554            -          -           -   4,179,554

Beneficial Conversion
Feature relating to
Warrants                          -           -           -           -   3,191,446            -          -           -   3,191,446

Stock options granted
to employees in exchange
for services rendered,
at exercise price below
fair value of common stock        -           -           -           -     180,000            -          -           -     180,000



Net Loss                          -           -           -           -           -            -          - (13,789,815)(13,789,815)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance as of March
31, 2005                     60,000           6  66,755,267      66,755  50,562,133     (879,000)    (1,000)(48,969,986)    778,909
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  For the period
                                                                                                                September 16, 2002
                                                                                                                (date of inception)
                                                                                  For The Six Months Ended           through
                                                                                            March 31,                March 31,
                                                                                    2005            2004              2005
                                                                                ------------   ------------         ------------

Cash flows from operating activities:
Net Cash Provided by (Used In) Operating Activities ......................       $(5,312,827)   $(1,808,549)        $(8,884,666)

Cash Flows From Investing Activities:
Net Cash (Used In) Investing Activities ..................................           (28,288)       (53,066)           (102,705)

Cash Flows From Financing Activities:
Net Cash (Used In)Provided by Financing Activities........................         8,314,300      1,866,351          11,962,388
                                                                                ------------   ------------         ------------
Net increase (decrease) in cash and cash equivalents                               2,973,185          4,736           2,975,017
Cash and cash equivalents at beginning of period .........................             1,832        193,471                  --
                                                                                ------------   ------------         ------------
Cash and cash equivalents at the end of period............................       $ 2,975,017    $   198,207           2,975,017

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 is not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2004 financial statements.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2005, the Company has accumulated losses of $48,969,986.

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

                            APPLIED DNA SCIENCES, INC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                  (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note C):

                                                                                For the Period
                                                                                September 16,
                                                                                2002 (Date of
                                            For The Three     For The Three     Inception)
                                            Months ended      Months ended      through
                                            March 31,         March 31,         March 31,
                                            2005              2004              2005
                                            --------------    ------------     -------------
Net loss - as reported                      $ (13,789,815)    $(2,436,638)    $ (48,969,986)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)                    -               -                 -

Deduct: Total stock based employee
compensation  expense as reported under
fair value based method (SFAS No. 123)                  -               -                 -
                                            --------------    ------------     -------------
Net loss - Pro Forma                        $ (13,789,815)    $(2,436,638)    $ (48,969,986)
                                            ==============    ============    ==============
Net loss attributable to common
stockholders - Pro forma                    $ (13,789,815)    $(2,436,638)    $ (48,969,986)
                                            ==============    ============    ==============

Basic (and assuming dilution) loss
per share - as reported                     $       (0.26)    $     (0.12)    $       (1.81)
                                            ==============    ============    ==============
Basic (and assuming dilution) loss
per share - Pro forma                       $       (0.26)    $     (0.12)    $       (1.81)
                                            ==============    ============    ==============

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.


NOTE B - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with a $.001 par value per share. The Company is authorized to issue 250,000,000 shares of common stock, with a $0.001 par value per share as the result of a shareholder meeting conducted on February 14, 2005. Prior to the February 14, 2005 share increase and par value change, the Company had 100,000,000 authorized shares with a par value of $0.50. In February 2005, the Company passed a resolution authorizing change in the par value per common shares from $0.50 per share to $0.001 per share.

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

In October 2002 the Company issued 602,000 shares of common stock in exchange for services valued at $0.065 per share. In accordance with EITF 96-18 the measurement date to determine fair value was in October 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

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

In January 2003, the Company issued 1,500,000 shares of common stock in exchange for a licensing agreement . The Company valued the shares issued at approximately $ .065 per share, which represents the fair value of the license received which did not differ materially from the value of the stock issued. The Company charged the cost of the license to operations.

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

In March 2003, the Company issued 6,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.065 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued. In March 2003, the Company received subscription for 18,000 shares of common stock in exchange for cash at $1 per share.

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

On June 17 2003, the Company issued 50,000 shares of common stock in exchange for cash at $1.00 per share.

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

During the three months ended March 31, 2005, we issued 107,500 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

During the three months ended March 31, 2005, we retired $1,649,522 of convertible notes payable for 4,998,551 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

During the three months ended March 31, 2005, we retired $ 1,200,000 of convertible notes payable for 3,000,000 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.50 per share.

During the three months ended March 31, 2005, the Company issued 2,758,977 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.50 per share for a total of $ 1,379,489, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended March 31, 2005, the Company issued 200,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.60 per share for a total of $120,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended March 31, 2005, the Company issued 14,742,000 shares of common stock subscribed for cash at $0.50 per share for a total of $ 7,371,000 pursuant to the exercise terms of a promissory note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In March 2005, the Company issued 100,000 shares of common stock in exchange for services. The Company valued the shares issued at approximately $0.60 per share for a total of $ 60,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

The Company recognized an imbedded beneficial conversion feature present in the January/February Offering note ("January/February PPM"). The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of 4,179,554 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Bridge Offering. The debt discount attributed to the beneficial conversion feature was fully amortized over the fiscal first quarter period as interest expense.

The Company  recognized the value  attributable to the warrants in the amount of
$3,191,446   to  additional   paid  in  capital  and  a  discount   against  the
January/February PPM.

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE C - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.


                                    Warrants Outstanding                                      Exercisable
                                         Remaining          Weighted          Weighted          Weighted
                         Number         Contractual         Average           Average           Average
 Exercise Prices      Outstanding       Life (Years)     Exercise Price     Exercisable      Exercise Price
 ---------------      -----------     --------------     --------------     -----------      --------------

        $0.10           105,464              4.29             $0.10           105,464             $0.10
        $0.50            50,000              4.52             $0.50            50,000             $0.50
        $0.60         6,222,750              4.04             $0.60         6,222,750             $0.60
        $0.70           750,000              2.34             $0.70           750,000             $0.70
        $0.75        17,672,000              4.53             $0.75        17,672,000             $0.75
        $1.00           386,000              0.54             $1.00           386,000             $1.00
        $3.00            62,503              0.75             $3.00            62,503             $3.00
                  --------------                                        --------------
                     25,248,717                                            25,248,717
                  ==============                                        ==============
Transactions involving warrants are summarized as follows:
                                                       Number of Shares          Weighted Average
                                                                                  Price Per Share
       Outstanding at September 30, 2004                      4,870,253                 $   0.63
          Granted                                            20,708,000                     0.73
          Exercised                                            (329,536)                    0.25
          Canceled or expired                                         -                        -
                                                          --------------           --------------
       Outstanding at March 31, 2005                         25,248,717                 $   0.72
                                                          ==============           ==============


The estimated value of the  compensatory  warrants  granted to  non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 4.25%, a dividend yield of 0% and volatility of 22.9%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $ 394,698 for the six months ended March 31, 2005.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2005.

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS AND WARRANTS (continued)

                     Options Outstanding                                   Options Exercisable
                     -------------------                                   -------------------
                                Weighted Average
      Exercise      Number    Remaining Contractual  Weighed Average    Number     Weighted Average
       Prices    Outstanding      Life (Years)       Exercise Price   Exercisable   Exercise Price
       ------    -----------      ------------       --------------   -----------   --------------
      $   0.60      300,000           2.00           $        0.60       300,000    $        0.60
                 -----------          -----          --------------   -----------   --------------
                    300,000           2.00           $        0.60       300,000    $        0.60
                 ===========          =====          ==============   ===========   ==============

Transactions involving the Company's options issuance are summarized as follows:

                                                  Number of    Weighted Average
                                                    Shares      Price Per Share
                                                 -----------     -----------
       Outstanding at October 1, 2004                     -               -
          Granted                                   300,000            0.60
          Exercised                                       -               -
          Canceled or expired                            --              --
                                                 -----------     -----------
       Outstanding at March 31, 2005                300,000      $     0.60
                                                 ===========     ===========

During the three months ended March 31, 2005, the Company granted an aggregate of 300,000 stock options to employees that vested immediately. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. Compensation expense of $180,000 and $0 was charged to operations during the period ended March 31, 2005 and 2004, respectively.

NOTE D- COMMITMENTS AND CONTINGENCIES

Registration of Securities

In connection with is private placement of convertible debt, the Company was obligated to file a registration statement with the Securities and Exchange Commission registering the underlying the Company's shares of common stock on or before February 15, 2005. In addition, the Company is subject to liquidated damages, payable at the Company's option in cash or common stock of the Company, in an amount equal to Three and a Half Percent (3.5%) or an estimated $257,985 per month or part thereof that the registration is not declared effective within 120 days of February 15, 2005

Consulting Agreements

On August 6, 2004 the Company retained Giuliani Partners, on a non-exclusive basis, to provide advice and assistance to the Company regarding issues associated with Applied DNA's proprietary DNA embedded security. On April 8, 2005 the Company terminated the agreement with Giuliani Partners, whereby both parties agreed to discharge, waive and release one another from all obligations under the consulting agreement. Total compensation paid to Giuliani Partners through March 31, 2005 was $1,250,000.

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D- COMMITMENTS AND CONTINGENCIES (continued)

On March 24, 2005, the Company amended its existing Cooperative Research and Development Agreement ("CRADA") with Battelle Energy Alliance, LLC, the Department of Energy's National Laboratory in Idaho Falls, Idaho (the "Amendment"). The Amendment adds additional joint research projects, including development of marker applications for textiles, inks, gasoline, and explosive materials. Per the Amendment and at the Company's discretion, the Company can spend up to $1,701,216 to further develop and refine selected DNA and related applications.

Litigation

Stern & Co. v. Applied DNA Sciences, Inc., Case No.: 05 CV 00202

Plaintiff Stern & Co. commenced this action against us in the United States District Court for the Southern District of New York on or about January 10, 2005. In this action, Stern & Co. alleges that it entered into a contract with us to perform media and investor relations for a monthly fee of $5,000 and stock options. Stern & Co. claims that we failed to make certain payments pursuant to the contract and seeks damages in the amount of $96,042.00. Although our time to answer the complaint has not expired, we dispute the allegations of the complaint in its entirety and intend on vigorously defending this matter.

Oceanic Consulting, S.A. v. Applied DNA Sciences, Inc., Index No.: 603974/04

Plaintiff Oceanic Consulting, S.A. commenced this action against us in the Supreme Court of the State of New York, County of New York. Oceanic Consulting, S.A. asserts a cause of action for breach of contract based upon the allegation that we failed to make payments pursuant to a consulting agreement. Oceanic Consulting, S.A.also asserts a causes of action in which it seeks reimbursement of its expenses and attorneys' fees. Oceanic Consulting, S.A. seeks damages in the amount of $137,500.00. Oceanic Consulting, S.A. moved for a default judgment, which we have opposed based upon Oceanic Consulting, S.A.'s failure to properly serve the complaint as well as our meritorious defenses. We intend on vigorously defending this matter.


NOTE E- SUBSEQUENT EVENTS

The Company has entered into an agreement as amended with Biowell Technology Inc., a company formed under the laws of Taiwan ("Biowell"), to acquire from Biowell certain intellectual property and other assets in exchange for approximately 36,000,000 shares of the Company's restricted common stock. The consummation of the transaction is subject to a number of terms and conditions, including, but not limited to, approval by Biowell shareholders.
Stern & Co. v. Applied DNA Sciences, Inc., Case No.: 05 CV 00202

     Plaintiff Stern & Co. commenced this action against us in the United States District Court for the Southern District of New York on or about January 10, 2005. In this action, Stern & Co. alleges that it entered into a contract with us to perform media and investor relations for a monthly fee of $5,000 and stock options. Stern & Co. claims that we failed to make certain payments pursuant to the contract and seeks damages in the amount of $96,042.00. Although our time to answer the complaint has not expired, we dispute the allegations of the complaint in its entirety and intend on vigorously defending this matter.

Oceanic Consulting, S.A. v. Applied DNA Sciences, Inc., Index No.: 603974/04

     Plaintiff Oceanic Consulting, S.A. commenced this action against us in the Supreme Court of the State of New York, County of New York. Oceanic Consulting, S.A. asserts a cause of action for breach of contract based upon the allegation that we failed to make payments pursuant to a consulting agreement. Oceanic Consulting, S.A.also asserts a causes of action in which it seeks reimbursement of its expenses and attorneys' fees. Oceanic Consulting, S.A. seeks damages in the amount of $137,500.00. Oceanic Consulting, S.A. moved for a default judgment, which we have opposed based upon Oceanic Consulting, S.A.'s failure to properly serve the complaint as well as our meritorious defenses. We intend on vigorously defending this matter.

Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

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

Plan of Operation

Revenues

     From our inception on September 16, 2002, we have not generated revenues from operations. We believe we will begin generating revenues from operations in the fiscal year as the Company transitions from a development stage enterprise to that of an active growth and acquisition stage company.

Costs and Expenses

     From our inception through March 31, 2005, we have incurred losses of $48,969,986. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

     From the Company's inception to March 31, 2005 the Company has incurred a operating cash flow deficit of $8,884,666. Cash flows used in investing activities was $102,705 during the period September 16, 2002 (date of Company's inception) through March 31, 2005. We met our cash requirements through the issuance of capital and other notes payable (net of repayments); private placement of our common stock and advances from Company shareholders and officers of $ 11,962,388.

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

     From the Company's inception, the Company's priorities were to recruit and build its team, organize its new infrastructure and to develop a successful strategy how best to exploit its exclusive Biowell license agreement. No revenues were generated. Although the management of the Company is of the opinion that continuing to develop and finance the Company's present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that the Company will need substantial additional capital before the Company's operations can be fully implemented.

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

     The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2004 Form 10-KSB, that the Company has incurred operating losses from its inception, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

     To obtain funding for our ongoing operations, we conducted a private placement offering in January and February 2005, in which we sold $7,371,000 of 10% Secured Convertible Promissory Notes to 61 investors. The 10% Secured Convertible Promissory Notes automatically converted into shares of our common stock, at a price of $0.50 per share, upon the filing of the registration statement on February 15, 2005. In connection with the private placement offering, we have issued 14,742,000 warrants. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.75 per share.

     Since the conversion price will be less than the market price of the common stock at the time the secured convertible notes are issued, we are recognizing a charge relating to the beneficial conversion feature of the secured convertible notes during the quarter in which they are issued, including this quarter when $7,371,000 of secured convertible notes were issued

     We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Product Research and Development

     As a result of the recent financings, the Company anticipates expending $555,000 of available cash towards research and development activities during the next twelve (12) months. The anticipated development programs consist of Petro Chemical Marker, Ink/Substraits and Hologram projects with planned spending of $250,000, $150,000 and $155,000, respectively.

Acquisition of Plant and Equipment and Other Assets

     We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

     From our inception through the period ended March 31, 2005, we have relied on the services of outside consultants for services and have no employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Going Concern

     The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

                                  RISK FACTORS

     Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

     Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

     Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

     We incurred net losses of $19,358,259 for the year ended September 30, 2004 and $3,445,164 for the year ended December 31, 2003. For the three months ended March 31, 2005, we incurred a net loss of $13,789,815. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

     We will require additional funds to sustain and expand our research and development activities. We anticipate that we will require up to approximately $555,000 to fund our anticipated research and development operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

     There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

     In their report dated January 11, 2005, our independent auditors stated that our financial statements for the year ended September 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $22,815,035 during the period September 16, 2002 through September 30, 2004. In addition, we have a deficiency in stockholder's equity of $4,706,508. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Research and Development Efforts for New Products May be Unsuccessful.

     We will incur significant research and development expenses to develop new products and technologies. There can be no assurance that any of these products or technologies will be successfully developed or that if developed they will be commercially successful. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and this may materially and adversely affect our business operations, which would result in loss of revenues and greater operating expenses.

Failure to License New Technologies Could Impair Our New Product Development.

     To generate broad product lines, it is advantageous to sometimes license technologies from third parties rather than depend exclusively on our own employees. As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products. In addition, from time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to seek a license for these technologies from these third parties or discontinue our products. There can be no assurance that we will be able to continue to successfully identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain products or redesign our products, and we may lose a competitive advantage. Potential competitors could license technologies that we fail to license and potentially erode our market share for certain products. Our licenses typically subject us to various commercialization, sublicensing, minimum payment, and other obligations. If we fail to comply with these requirements, we could lose important rights under a license. In addition, certain rights granted under the license could be lost for reasons beyond our control. We may not receive significant indemnification from a licensor against third party claims of intellectual property infringement.

We Currently Have no or Limited Manufacturing, Sales, Marketing or Distribution Capabilities.

     We currently have no in-house manufacturing capability. We rely on third-party vendors for this service. We do not currently have any arrangements with any distributors and we may not be able to enter into arrangements with qualified distributors on acceptable terms or at all. We currently have a limited sales and marketing team. If we are not able to develop greater sales, marketing or distribution capacity, we may not be able to generate revenue or sufficient revenue to support our operations.

We Rely on Our License Agreement With Biowell Technology for the Development of Our Products, and the Termination of the License Would Have a Material Adverse Impact on Our Business.

     We have executed a licensing agreement with Biowell Technology and we intend to focus our business on the products developed under this licensing agreement. We will rely upon Biowell Technology to develop, test and produce products under this licensing agreement. As a result of the license agreement, we will not incur expenses with developing products for sale, however, we will be responsible for marketing the product and building brand recognition in our licensed territories. Our license could terminate if we fail to perform any material term or covenant under the license agreement. The termination of our license agreement would have a material adverse impact on our business, such as the loss of products and services, which would reduce or eliminate most of our potential revenue source.

If We Fail to Introduce New Products, or Our existing Products are not Accepted by Potential Customers, We May Not Gain or May Lose Market Share.

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

     We have not experienced any difficulties with the preceding factors, however, there can be no assurance that we will not experience difficulties in the future. The expenses or losses associated with unsuccessful product development or lack of market acceptance of our new products could materially adversely affect our business, operating results and financial condition.

A   Manufacturer's   Inability   to  Produce  Our  Goods  on  Time  and  to  Our
Specifications Could Result in Lost Revenue and Net Losses

     We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenues would decrease and we would incur net losses as a result of sales of the product, if any sales could be made. Because of our business, the dates on which customers need and require shipments of our security products from us are critical.

If We Need to Replace Manufacturers, Our Expenses Could Increase Resulting in Smaller Profit Margins

     We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us or similar to existing terms which we have with our manufacturers, either from a production standpoint or a financial standpoint. We do not have long-term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively.

     Should we be forced to replace one or more of our manufacturers, we may experience an adverse financial impact, or an adverse operational impact, such as being forced to pay increased costs for such replacement manufacturing or delays upon distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenues because of late shipments.

If a Manufacturer of Ours Fails to Use Acceptable Labor Practices, We Might Have Delays in Shipments or Face Joint Liability for Violations, Resulting in Decreased Revenue and Increased Expenses

     While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over the ultimate actions of our independent manufacturers. While our internal and vendor operating guidelines promote ethical business practices and our staff and buying agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of ours, or by one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations, such as the loss of potential revenue and incurring additional expenses.

The Failure To Manage Our Growth In Operations And Acquisitions Of New Product Lines And New Businesses Could Have A Material Adverse Effect On Us.

     The expected growth of our operations (as to which no representation can be made) will place a significant strain on our current management resources. To manage this expected growth, we will need to improve our: o operations and financial systems; o procedures and controls; and o training and management of our employees.

     Our future growth may be attributable to acquisitions of and new product lines and new businesses. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income.

     Our failure to manage growth or future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

     Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including:

     o difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;
     o    Different or conflicting regulatory or legal requirements;
     o    foreign currency fluctuations; and
     o    diversion of significant time and attention of our management.

If We Are Unable to Retain the Services of Messrs. Hutchison, Brocklesby, Botash or Klemm, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

     Our success depends to a significant extent upon the continued service of Mr. Rob Hutchison, our Chief Executive Officer, Mr. Peter Brocklesby, our President, Mr. Adrian Botash, our Chief Marketing Officer and Ms. Karin Klemm, our Chief Operating Officer and Interim Chief Financial Officer. We do not have employment agreements with Messrs. Hutchison, Brocklesby, Botash or Klemm. Loss of the services of Messrs. Hutchison, Brocklesby, Botash or Klemm could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Hutchison, Brocklesby, Botash or Klemm. Besides Mr. Hutchison's desire to retire within the next few months, we are not aware of any other named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Failure to Attract and Retain Qualified Scientific or Production Personnel Could Have a Material Adverse Effect On Us.

     Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing is critical to our success. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining a qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there is no assurance that we will be able to continue to successfully attract qualified personnel. In addition, our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production, and marketing will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would adversely affect our business as our ability to conduct research and development will be reduced or eliminated, resulting in fewer or no products for sale and lower revenues. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time.

We Need to Expand Our Sales and Support Organizations to Increase Market Acceptance of Our Products.

     We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The employment market for sales personnel, and customer service and support personnel in this industry is very competitive, and we may not be able to hire the kind and number of sales personnel, customer service and support personnel we are targeting. Our inability to hire qualified sales, customer service and support personnel may materially adversely affect our business, operating results and financial condition.

The Biomedical Research Products Industry is Very Competitive, and We may be Unable to Continue to Compete Effectively in this Industry in the Future.

     We are engaged in a segment of the biomedical research products industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their products. It is impossible to quantify the number of competitors since they include both the companies we attempt to sell our products and services to through their use of internal security and various other security product companies. Also, it is also impossible to determine market size and market data information because companies are secretive about what security methods they utilize and how much they spend on such measures. Some of the anti-counterfeiting and fraud protection competitors that we are aware of include: Authentix, InkSure, DNA Technologies, Inc., Art Guard International, Theft Protection Systems, Tracetag and November AG.

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

Our Trademark and Other Intellectual Property Rights May not be Adequately Protected Outside the United States, Resulting in Loss of Revenue.

     We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.

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

     If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all. We are currently not aware of any intellectual property rights that are being infringed nor have we received notice from a third party that we may be infringing on any of their patents.

     Furthermore, a third party may claim that we are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party's patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having violated the other party's patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

     Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors' issued patents or our pending applications or our licensors' pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors' patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

     Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

Potential Product Liability Claims Could Affect Our Earnings and Financial Condition.

     We face a potential risk of liability claims based on our products and services, and we have faced such claims in the past. We currently do not have any product liability coverage but are attempting to obtain coverage which we will believe to be adequate. We cannot assure, however, that we will be able to obtain or maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure that this insurance, if obtained, will be adequate to protect us against a product liability claim, should one arise. In the event that a product liability claim is successfully brought against us, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

There Are a Large Number of Shares Underlying Our Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock and Will Cause Immediate and Substantial Dilution to Our Existing Stockholders.

     As of April 26, 2005, we had 68,371,025 shares of common stock issued and outstanding and outstanding warrants to purchase 25,248,717 shares of common stock. All of the shares issuable upon exercise of our warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001 and new management, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 - 2000 (except the quarterly reports for the first two quarters of 1999). We have been current in our reporting requirements for the last three years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

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

Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.


Stern & Co. v. Applied DNA Sciences, Inc., Case No.: 05 CV 00202

     Plaintiff Stern & Co. commenced this action against us in the United States District Court for the Southern District of New York on or about January 10, 2005. In this action, Stern & Co. alleges that it entered into a contract with us to perform media and investor relations for a monthly fee of $5,000 and stock options. Stern & Co. claims that we failed to make certain payments pursuant to the contract and seeks damages in the amount of $96,042.00. Although our time to answer the complaint has not expired, we dispute the allegations of the complaint in its entirety and intend on vigorously defending this matter.

Oceanic Consulting, S.A. v. Applied DNA Sciences, Inc., Index No.: 603974/04

     Plaintiff Oceanic Consulting, S.A. commenced this action against us in the Supreme Court of the State of New York, County of New York. Oceanic Consulting, S.A. asserts a cause of action for breach of contract based upon the allegation that we failed to make payments pursuant to a consulting agreement. Oceanic Consulting, S.A.also asserts a causes of action in which it seeks reimbursement of its expenses and attorneys' fees. Oceanic Consulting, S.A. seeks damages in the amount of $137,500.00. Oceanic Consulting, S.A. moved for a default judgment, which we have opposed based upon Oceanic Consulting, S.A.'s failure to properly serve the complaint as well as our meritorious defenses. We intend on vigorously defending this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

     To obtain funding for our ongoing operations, we conducted a private placement offering in January and February 2005, in which we sold $7,361,000 of 10% Secured Convertible Promissory Notes to 61 investors. The 10% Secured Convertible Promissory Notes automatically convert into shares of our common stock, at a price of $0.50 per share, upon the filing of this registration statement. In connection with the private placement offering, we have issued 14,742,000 warrants. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.75 per share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     On January 28, 2005, we closed upon a private placement transaction in excess of $1 million, and on February 2, 2005, the promissory notes issued in December 2004 were converted into an aggregate of 2,930,000 shares of common stock. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

During the three months ended March 31, 2005, we issued 107,500 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

During the three months ended March 31, 2005, we retired $1,649,522 of convertible notes payable for 4,998,551 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

During the three months ended March 31, 2005, we retired $ 1,200,000 of convertible notes payable for 3,000,000 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.50 per share.

During the three months ended March 31, 2005, the Company issued 2,758,977 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.50 per share for a total of $ 1,379,489, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended March 31, 2005, the Company issued 200,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.60 per share for a total of $120,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended March 31, 2005, the Company issued 14,742,000 shares of common stock subscribed for cash at $0.50 per share for a total of $ 7,371,000 pursuant to the exercise terms of a promissory note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In March 2005, the Company issued 100,000 shares of common stock in exchange for services. The Company valued the shares issued at approximately $0.60 per share for a total of $ 60,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

     Pursuant to a written consent of a majority of stockholders dated February 15, 2005 in lieu of a special meeting of the stockholders, the majority of stockholders approved the following actions:

     1. To Amend the Company's Articles of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.50 per share (the "Common Stock"), of the Company from 100,000,000 shares to 250,000,000 shares;

     2. To Amend the Company's Articles of Incorporation, as amended, to the par value of the Common Stock of the Company from $.50 per share to $.001 per share;

     3. To ratify the selection of Russell Bedford Stefanou Mirchandani as independent registered public accounting firm of the Company for the year ending September 30, 2005;

     4. To elect five directors to the Company's Board of Directors, to hold office until their successors are elected and qualified or until their earlier resignation or removal; and

     5. To adopt the Company's 2005 Incentive Stock Plan.

Item 5. Other Information

         None.

Item 6. Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           APPLIED DNA SCIENCES, INC.

Date:  May 23, 2005                             By: /s/ ROB HUTCHISON
                                                   ------------------
                                                Rob Hutchison
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date:  May 23, 2005                             By: /s/ KARIN KLEMM
                                                   ----------------
                                                Karin Klemm
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)