Form 10QSB/A
period 2005-03-31
APPLIED DNA SCIENCES INC
filed 2005-05-31
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10QSB/A
                                 Amendment No. 1


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

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheet:
                    March 31, 2005 (Unaudited)                                                                    3

                    Condensed Consolidated Statements of Losses:
                    Three and Six Months Ended March 31, 2005 and 2004 (Unaudited) and
                    the Period from September 16, 2002 (Date of Inception) Through March
                    31, 2005 (Unaudited)                                                                          4

                    Condensed Consolidated Statement of Stockholder's Equity:
                    For the Period from September 16, 2002 (Date) of Inception Through March
                     31, 2005 (Unaudited                                                                          5

                    Condensed Consolidated Statements of Cash Flows:
                    Six Months Ended March 31, 2005 and 2004 (Unaudited) and
                    the Period from September 16, 2002 (Date of Inception) Through March
                    31, 2005 (Unaudited)                                                                         15

                    Notes to Unaudited Condensed Consolidated Financial Information:
                    March 31, 2005                                                                             16-29

     Item 2.    Management Discussion and Analysis                                                               30

     Item 3.    Controls and Procedures                                                                          42

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                                43

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                      43

     Item 3.    Defaults Upon Senior Securities                                                                  44

     Item 4.    Submission of Matters to a Vote of Security Holders                                              44

     Item 5.    Other Information                                                                                45

     Item 6.    Exhibits                                                                                         45

Signatures                                                                                                       46


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                                 March 31, 2005
                                                                                              ------------------
 Current assets:

 Cash and Equivalents                                                                         $       2,975,017
                                                                                              ------------------
 Total Current Assets                                                                                 2,975,017

 Property, Plant and Equipment - Net                                                                     22,134
 Deposits and Prepaid Expenses                                                                           47,500
 Patent Filing - Net                                                                                     26,441

                                                                                              ------------------

 Total Assets                                                                                       $ 3,071,092
                                                                                              ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts Payable and Accrued Liabilities                                                           $ 1,653,709
 Accrued Liabilities Due Related Parties                                                                122,163
 Due to Related Parties                                                                                  91,312
 Note Payable                                                                                           425,000
                                                                                              ------------------
 Total Current Liabilities                                                                            2,292,184

 Commitments and contingencies

 Stockholders' Equity:
 Preferred Stock, par value $.001 per share; 10,000,000 shares authorized;
  60,000 issued and outstanding                                                                               6
 Common Stock, par value $.001 per share; 250,000,000 shares authorized; 66,755,267 shares
  issued and outstanding                                                                                 66,755
 Common Stock Subscription                                                                             (880,000)
 Additional Paid-In-Capital                                                                          50,562,133
 Accumulated Deficit                                                                                (48,969,986)
                                                                                              ------------------
                                                                                                        778,909
                                                                                              ------------------
 Total Liabilities and Deficiency in Stockholders' Equity                                     $       3,071,092
                                                                                              ==================

     See accompanying notes to unaudited consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)



                                                                                                                 September 16, 2002,
                                      For The Three Months Ended March 31   For The Six Months Ended March 31    (Date of Inception)
                                                                                                                        through
                                              2005              2004            2005               2004             March 31, 2005
                                         --------------    --------------   --------------    --------------        --------------
Operating expenses:
Selling, general and administrative      $   6,150,046     $   1,909,050      $16,942,967     $   9,316,900            38,003,040
Depreciation and amortization                    7,306               351           12,027               703                15,188
                                         --------------    --------------   --------------    --------------        --------------
Total operating expenses                     6,157,352         1,909,501       16,954,994         9,317,603            38,018,228

Operating loss                              (6,157,352)       (1,909,501)     (16,954,994)       (9,317,603)          (38,018,228)

Other Income (expense)                           3,100               700            3,415             1,385                29,800
Interest (expense)                          (7,635,563)         (527,838)      (9,203,372)         (662,912)          (10,981,558)
Income (taxes) benefit                               -                 -                -                 -                     -
                                         --------------    --------------   --------------    --------------        --------------

Net loss                                 $ (13,789,815)    $  (2,436,638)   $ (26,154,951)    $  (9,979,130)        $ (48,969,986)
                                         ==============    ==============   ==============    ==============        ==============
                                                                                                                                -
Loss per common share
(basic and assuming dilution)                  $ (0.26)    $       (0.12)   $       (0.65)    $       (0.51)              $ (1.81)
                                         ==============    ==============   ==============    ==============        ==============

Weighted average shares outstanding         53,044,883        20,700,599       40,082,628        19,575,190            27,017,824
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


                                                                         Deficit
                                                                         Additional                           Accumulated
                                     Preferred                           Paid in      Common     Stock        During
                           Preferred Shares      Common     Common Stock Capital      Stock      Subscription Development
                           Shares    Amount      Shares       Amount     Amount       Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for consulting
services at $0.50 per
share in August 2004                                100,000      50,000         250                                          50,250
Common stock issued in
exchange for consulting
services at $0.56 per
share in August 2004                                200,000     100,000      12,500            -          -           -     112,500
Common stock issued in
exchange for consulting
services at $0.41 per
share in August 2004                                 92,500      46,250      (8,787)           -          -           -      37,463
Common stock issued in
exchange for consulting
services at $0.52 per
share in September 2004                           1,000,000     500,000      17,500            -          -           -     517,500
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004                               5,000       2,500        (212)           -          -           -       2,288
Common stock issued
pursuant to subscription
at  $0.50 per share in
September 2004                                       40,000      20,000           -            -          -           -      20,000
Preferred shares
converted to common
stock for consulting
services at $0.41
per share in September
2004                          (4000)         (4)    100,000      50,000       4,000            -          -           -      53,996
Preferred shares issued
in exchange for service
at $25 per share in
September 2004               60,000           6                           1,499,994                                       1,500,000
Warrants issued to
consultants in the
fourth quarter 2004                                                       2,019,862                                       2,019,862


Net Loss                                                  -           -           -            -          - (19,358,259)(19,358,259)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
September 30, 2004           60,000           6  23,981,054  11,990,527   6,118,993            -     (1,000)(22,815,034) (4,706,508)
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


                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common Stock issued in
exchange for employee
services at $0.60 share
in November 2004                  -           -      60,000      30,000        6,000      (4,000)         -           -      32,000

Beneficial Conversion
discount relating to
Notes Payable                     -           -           -           -      936,541           -          -           -     936,541

Beneficial Conversion
Feature relating to
Warrants                          -           -           -           -      528,459           -          -           -     528,459

Common stock issued at
$0.016 in exchange for
note payable in December
2004                                              5,500,000   2,750,000   (2,661,500)                                        88,500

Common Stock issued in
exchange for consulting
services at $1.44 share
in December 2004                  -           -   5,796,785   2,898,393    5,418,815           -          -           -   8,317,207

Common stock issued
pursuant to subscription
at  $0.50 per share in
December 2004                     -           -   2,930,000   1,465,000            -    (125,000)         -           -   1,340,000

Warrants issued to
consultants in
Dec. 2004                         -           -     394,698                                         394,698

Net Loss                          -           -           -           -            -           -          - (12,365,136)(12,365,136)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
                             60,000           6  40,848,239  20,424,120   10,863,008    (879,000)    (1,000)(35,180,171) (4,773,037)
Warrants exercised at
$0.10 share during the
three months ended
March 31, 2005                    -           -     107,500      53,750      (43,000)          -          -           -      10,750

Common Stock issued in
settlement of debt at
$0.33 share during the
three months ended
March 31, 2005                    -           -   4,998,551   2,499,276     (849,754)          -          -           -   1,649,522

Common Stock issued in
settlement of debt at
$0.50 share during the
three months ended
March 31, 2005                    -           -   3,000,000   1,500,000     (300,000)          -          -          -    1,200,000

Common Stock issued in
exchange for consulting
services at $0.50 share
during the three months
ended March 31, 2005              -           -   2,758,977   1,379,489            -           -          -           -   1,379,489

Common stock issued
pursuant to subscription
at  $0.50 per share
during the three months
ended March 31, 2005              -           -  14,742,000   7,371,000            -           -          -           -   7,371,000

Common Stock issued in
exchange for consulting
services at $0.60 share
during the three months
ended March 31, 2005              -           -     200,000     100,000       20,000           -          -           -     120,000

Warrants exercised at
$0.60 share during the
three months ended
March 31, 2005                    -           -     100,000      50,000       10,000           -          -            -     60,000

Adjust common stock par
value from $0.50 to
$0.001 per share, per
amendment of articles
dated March 2005                  -           -           - (33,310,879)  33,310,879           -          -           -           -

Beneficial Conversion
discount relating to
Notes Payable                     -           -           -           -    4,179,554           -          -           -   4,179,554

Beneficial Conversion
Feature relating to
Warrants                          -           -           -           -    3,191,446           -          -           -   3,191,446

Stock options granted
to employees in exchange
for services rendered,
at exercise price below
fair value of common stock        -           -           -           -      180,000           -          -           -     180,000



Net Loss                          -           -           -           -            -           -          - (13,789,815)(13,789,815)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance as of March
31, 2005                     60,000  $        6   66,755,267 $   66,755  $50,562,133  $ (879,000)$   (1,000)$(48,969,986)$   778,908
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  For the period
                                                                                                                September 16, 2002
                                                                                                                (date of inception)
                                                                                  For The Six Months Ended           through
                                                                                            March 31,                March 31,
                                                                                    2005            2004              2005
                                                                                ------------   ------------         ------------

Cash flows from operating activities:
Net Cash Provided by (Used In) Operating Activities ......................       $(5,312,827)   $(1,808,549)        $(8,884,666)

Cash Flows From Investing Activities:
Net Cash (Used In) Investing Activities ..................................           (28,288)       (53,066)           (102,705)

Cash Flows From Financing Activities:
Net Cash (Used In)Provided by Financing Activities........................         8,314,300      1,866,351          11,962,388
                                                                                ------------   ------------         ------------
Net increase (decrease) in cash and cash equivalents                               2,973,185          4,736           2,975,017
Cash and cash equivalents at beginning of period .........................             1,832        193,471                  --
                                                                                ------------   ------------         ------------
Cash and cash equivalents at the end of period............................       $ 2,975,017    $   198,207         $ 2,975,017
                                                                                ============   ============         ============


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

During the three months ended March 31, 2004, the Company granted an aggregate of 300,000 stock options to employees that vested immediately. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. Compensation expense of $180,000 and $0 was charged to operations during the period ended March 31, 2005 and 2004, respectively.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

     We incurred net losses of $19,358,259 for the year ended September 30, 2004 and $3,445,164 for the year ended September 30, 2003. For the six months ended March 31, 2005, we incurred a net loss of $26,154,951. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 4, 2005 we issued  25,000  shares  related to warrant  exercises  for
which  we  received   $2,500.   Such  issuances  were  considered   exempt  from
registration by reason of Section 4(2) of the Securities Act of 1933.

On January 10, 2005, we issued 1,628,789 shares in exchange for debt valued at $537,500. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On January 10, 2005, we issued 17,500  shares  related to warrant  exercises for
which  we  received   $1,750.   Such  issuances  were  considered   exempt  from
registration by reason of Section 4(2) of the Securities Act of 1933.

On January 21, 2005, we issued 2,399,012 shares in exchange for debt valued at $791,674. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On January 21, 2005, we issued 315,636 shares in exchange for legal services valued at $157,818. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On February 1, 2005, we issued 75,757 shares in exchange for debt valued at $25,000. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On February 3, 2005 we issued  20,000  shares  related to warrant  exercises for
which  we  received   $2,000.   Such  issuances  were  considered   exempt  from
registration by reason of Section 4(2) of the Securities Act of 1933.

On February 4, 2005, we issued 606,060 shares in exchange for debt valued at $200,000. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On February 4, 2005 we issued  45,000  shares  related to warrant  exercises for
which  we  received   $4,500.   Such  issuances  were  considered   exempt  from
registration by reason of Section 4(2) of the Securities Act of 1933.

On February 4, 2005, we issued 1,500,000 shares in exchange for debt valued at $600,000. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On February 10, 2005, we issued 278,433 shares in exchange for debt valued at$91,883. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On February 10, 2005, we issued 17,236 shares in exchange for financial advisory
services  valued  at  $8,618.   Such  issuances  were  considered   exempt  from
registration by reason of Section 4(2) of the Securities Act of 1933.

On February 10, 2005, we issued 300,000 shares related to the January/February PPM subscription for which we received $150,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On February 22, 2005, we issued 716,500 shares in exchange for financial advisory services valued at $358,250. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On February 22, 2005, we issued 10,500 shares related to the repricing of a previous financing valued at $3,465. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 1, 2005, we issued 13,202,000 shares related to the January/February PPM subscription for which we received $6,601,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 3, 2005, we issued 185,000 shares in exchange for employee services valued at $111,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 8, 2005 we issued 100,000 shares related to warrant exercises for which we received $60,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 14, 2005, we issued 1,675,272 shares in exchange for financial advisory services valued at $837,636. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 18, 2005, we issued 24,333 shares in exchange for legal services valued at $12,167. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On March 29, 2005, we issued 15,000 shares in exchange for employee services valued at $9,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 31, 2005, we issued 1,240,000 shares related to the January/February PPM subscription for which we received $620,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 31, 2005, we issued 1,500,000 shares related to the January/February PPM subscription for which we received $600,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 31, 2005, we issued  10,000  shares in exchange for financial  advisory
services  valued  at  $5,000.   Such  issuances  were  considered   exempt  from
registration by reason of Section 4(2) of the Securities Act of 1933.

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

                           APPLIED DNA SCIENCES, INC.

Date:  May 31, 2005                             By: /s/ ROB HUTCHISON
                                                   ------------------
                                                Rob Hutchison
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Date:  May 31, 2005                             By: /s/ KARIN KLEMM
                                                   ----------------
                                                Karin Klemm
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)