Form 10QSB/A
period 2005-03-31
APPLIED DNA SCIENCES INC
filed 2005-08-03
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10QSB/A
                                 Amendment No. 2


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2005

                        Commission file number 002-90519

                           APPLIED DNA SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                      59-2262718
     -----------------------------                   --------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification Number)


    9229 West Sunset Blvd., Suite 830  Los Angeles, California      90069
    ----------------------------------------------------------    ---------
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

                                Table of Contents


PART I.  FINANCIAL INFORMATION


     Item 1.    Financial Statements


                      Condensed Consolidated Balance Sheet:
                    March 31, 2005 (Unaudited)                                                           3

                    Condensed Consolidated Statements of Losses:
                    Three and Six Months Ended March 31, 2005 and 2004 (Unaudited) and
                    the Period from September 16, 2002 (Date of Inception) Through March
                    31, 2005 (Unaudited)                                                                 4

                    Condensed Consolidated Statement of Stockholder's Equity:
                    For the Period from September 16, 2002 (Date of Inception) Through March
                     31, 2005 (Unaudited)                                                                5

                    Condensed Consolidated Statements of Cash Flows:
                    Six Months Ended March 31, 2005 and 2004 (Unaudited) and
                    the Period from September 16, 2002 (Date of Inception) Through March
                    31, 2005 (Unaudited)                                                                14

                    Notes to Unaudited Condensed Consolidated Financial Information:
                    March 31, 2005                                                                    15-28


     Item 2.    Management Discussion and Analysis                                                      29


     Item 3.    Controls and Procedures                                                                 41


PART II.  OTHER INFORMATION


     Item 1.    Legal Proceedings                                                                       42


     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                             42


     Item 3.    Defaults Upon Senior Securities                                                         43


     Item 4.    Submission of Matters to a Vote of Security Holders                                     43


     Item 5.    Other Information                                                                       44


     Item 6.    Exhibits                                                                                44

Signatures                                                                                              45

                          PART I. FINANCIAL INFORMATION




Item 1.  Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                                                                                 March 31, 2005
                                                                                              ------------------
 Current assets:

 Cash and Equivalents                                                                         $       2,975,017
                                                                                              ------------------
 Total Current Assets                                                                                 2,975,017

 Property, Plant and Equipment - Net                                                                     22,134
 Deposits and Prepaid Expenses                                                                           47,500
 Patent Filing - Net                                                                                     26,441

                                                                                              ------------------

 Total Assets                                                                                 $       3,071,092
                                                                                              ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts Payable and Accrued Liabilities                                                     $       1,653,709
 Accrued Liabilities Due Related Parties                                                                122,163
 Due to Related Parties                                                                                  91,312
 Note Payable                                                                                           425,000
                                                                                              ------------------
 Total Current Liabilities                                                                            2,292,184


 Commitments and contingencies

 Stockholders' Equity:
 Preferred Stock, par value $.001 per share; 10,000,000 shares authorized;
  60,000 issued and outstanding                                                                               6
 Common Stock, par value $.001 per share; 250,000,000 shares authorized; 66,755,267 shares
  issued and outstanding                                                                                 66,755
 Common Stock Subscription                                                                             (880,000)
 Additional Paid-In-Capital                                                                          53,453,375
 Deficit Accumulated During Development Stage                                                       (51,861,227)
                                                                                              ------------------
 Total Stockholders' Equity                                                                             778,909
                                                                                              ------------------
 Total Liabilities and Stockholders' Equity                                                   $       3,071,092
                                                                                              ==================

     See accompanying notes to unaudited consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)


                                                                                                                 September 16, 2002,
                                      For The Three Months Ended March 31   For The Six Months Ended March 31    (Date of Inception)
                                                                                                                        through
                                              2005              2004            2005               2004             March 31, 2005
                                         --------------    --------------   --------------    --------------        --------------
Operating expenses:
Selling, general and administrative      $   9,041,288     $   1,909,149      $19,834,209     $   9,316,900         $  40,894,281
Depreciation and amortization                    7,306               351           12,027               703                15,188
                                         --------------    --------------   --------------    --------------        --------------
Total operating expenses                     9,048,594         1,909,500       19,846,236         9,317,603            40,909,469

Operating loss                              (9,048,594)       (1,909,500)     (19,846,236        (9,317,603)          (40,909,469)

Other Income (expense)                           3,100               700            3,415             1,385                29,800
Interest (expense)                          (7,635,563)         (527,838)      (9,203,372)         (662,912)          (10,981,558)
Income (taxes) benefit                               -                 -                -                 -                     -
                                         --------------    --------------   --------------    --------------        --------------

Net loss                                 $ (16,681,057)    $  (2,436,638)   $ (29,046,193)    $  (9,979,130)        $ (51,861,227)
                                         ==============    ==============   ==============    ==============        ==============
                                                                                                                                -
Loss per common share
(basic and assuming dilution)            $       (0.31)    $       (0.12)   $       (0.72     $       (0.51)        $       (1.92)
                                         ==============    ==============   ==============    ==============        ==============

Weighted average shares outstanding         53,044,883        20,700,599       40,082,628        19,575,190            27,017,824
                                         ==============    ==============   ==============    ==============        ==============


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 MARCH 31, 2005 (Unaudited)

                                                                                                                Deficit
                                                                           Additional                           Accumulated
                                      Preferred                            Paid in     Common      Stock        During
                           Preferred  Shares     Common      Common Stock  Capital     Stock       Subscription Development
                           Shares     Amount     Shares      Amount        Amount      Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share        -  $        -     100,000  $       10  $      990            - $        -  $        -  $    1,000

Net Loss                          -           -           -           -           -            -          -     (11,612)    (11,612)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance at September 30,
2002                              -           -     100,000          10         990            -          -     (11,612)    (10,612)
Issuance of common stock
in connection with merger
with Prohealth Medical
Technologies , Inc on
October 1, 2002                   -           -  10,178,352       1,015           -            -          -           -       1,015
Cancellation of Common
stock in connection with
merger with Prohealth
Medical Technologies ,
Inc on October
21, 2002                          -           -    (100,000)        (10)     (1,000)           -          -           -      (1,000)
Issuance of common stock
in exchange for services
in October 2002 at $ 0.65
per share                         -           -     602,000          60      39,070            -          -           -      39,130
Issuance of common stock in
exchange for subscription
in November and December
2002 at $ 0.065 per share         -           -     876,000          88      56,852            -    (56,940)          -           -
Cancellation of  common
stock in January 2003
previously issued  in
exchange for consulting
services                          -           -    (836,000)        (84)    (54,264)           -     54,340           -           -
Issuance of common stock
in exchange for licensing
services valued
at $ 0.065 per share in
January  2003                     -           -   1,500,000         150      97,350            -          -           -      97,500
Issuance of common stock
in exchange
for consulting services
valued at $ 0.13 per share
in January  2003                  -           -     586,250          58      76,155            -          -           -      76,213
Issuance of common stock
in exchange
for consulting services
at $ 0.065 per
share in February  2003           -           -       9,000           1         584            -          -           -         585
Issuance of common stock
to Founders in exchange
for services valued at
$0.0001  per share in
March 2003                        -           -  10,140,000       1,014           -            -          -           -       1,014
Issuance of  common stock
in exchange for consulting
services valued at
$2.50 per share in March 2003     -           -      91,060           9     230,625            -          -           -     230,634


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           MARCH 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                        Additional                            Accumulated
                                     Preferred                           Paid in       Common    Stock        During
                          Preferred    Shares   Common Common   Stock    Capital       Stock     Subscription Development
                            Shares     Amount       Shares     Amount    Amount       Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Issuance of common stock in
exchange for consulting
services valued at  $
0.065 per share in March 2003     -           -       6,000           1         389            -          -           -         390
Common stock subscribed in
exchange for cash at $1 per
share in March 2003               -           -           -           -      18,000            -          -           -      18,000
Common stock issued in
exchange for consulting
services at $ 0.065 per
share on April 1, 2003            -           -     860,000          86      55,814            -          -           -      55,900
Common stock issued in
exchange for
cash at $ 1.00 per share
on April 9, 2003                  -           -      18,000           2           -            -          -           -           2
Common stock issued in
exchange for
consulting services at $
0.065 per
share on April 9, 2003            -           -       9,000           1         584            -          -           -         585
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share on April 23, 2003           -           -       5,000           1      12,499            -          -           -      12,500
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share, on June 12, 2003           -           -      10,000           1      24,999            -          -           -      25,000
Common stock issued in
exchange for
cash at $ 1.00 per share
on June 17, 2003                  -           -      50,000           5      49,995            -          -           -      50,000
Common stock subscribed
in exchange
for cash at $ 2.50 per
share pursuant
to private placement
on June 27, 2003                              -           -           -           -       24,000                      -      24,000
Common stock retired in
exchange for note payable
at $0.0118 per share,
on June 30, 2003                  -           -  (7,500,000)       (750)        750            -          -           -           -
Common stock issued in
exchange for
consulting services at
$0.065 per
share, on June 30, 2003           -           -     270,000          27      17,523            -          -           -      17,550
Common stock  subscribed
in exchange for cash at
$ 1.00 per share pursuant
to private placement on
June 30, 2003                     -           -           -           -           -       10,000          -           -      10,000
Common stock  subscribed
in exchange for cash at
$ 2.50 per share pursuant
to private placement on
June 30, 2003                     -           -           -           -           -       24,000          -           -      24,000
Common stock issued in
exchange for consulting
services at approximately
$2.01 per share, July 2003        -           -     213,060          21     428,798            -          -           -     428,819

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           MARCH 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                               Deficit
                                                                         Additional                            Accumulated
                                       Preferred              Common      Paid in     Common     Stock         During
                            Preferred  Shares       Common    Stock       Capital     Stock      Subscription  Development
                             Shares    Amount       Shares    Amount      Amount      Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common stock canceled
in July 2003,
previously issued for
services rendered  at
$2.50 per share                   -           -     (24,000)         (2)    (59,998)           -          -           -     (60,000)
Common stock issued
in exchange for
options exercised at
$1.00 in July 2003                -           -      20,000           2      19,998            -          -           -      20,000
Common stock issued
in exchange for
exercised of options
previously
subscribed at $1.00 in
July 2003                         -           -      10,000           1       9,999      (10,000)         -           -           -
Common stock issued in
exchange for
consulting services at
approximately
$2.38 per share,
August 2003                       -           -     172,500          17     410,915            -          -           -     410,933
Common stock issued in
exchange for
options exercised at
$1.00 in August 2003              -           -      29,000           3      28,997            -          -           -      29,000
Common stock issued
in exchange for
consulting services
at approximately
$2.42 per share,
September 2003                    -           -     395,260          40     952,957            -          -           -     952,997
Common stock issued
in exchange  for
cash at $2.50 per
share-subscription
payable-September 2003            -           -      19,200           2      47,998      (48,000)         -           -           -
Common stock issued in
exchange for
cash at $2.50 per
share pursuant to
private placement
September 2003                    -           -       6,400           1      15,999            -          -           -      16,000
Common stock issued in
exchange for
options exercised at
$1.00 in  September 2003          -           -      95,000          10      94,991            -          -           -      95,000
Common stock subscription
receivable reclassification
adjustment                        -           -           -            -      2,600           -       2,600
Common Stock subscribed to
at $2.50 per share in
September 2003                    -           -           -      300,000          -           -     300,000
Net Loss for the year
ended September 30, 2003          -           -           -           -           -            -          -  (3,445,164) (3,445,164)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance at September 30,
2003                              -  $        -  17,811,082  $    1,781  $2,577,568   $300,000   $       -  $(3,456,776) $ (577,427)
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           MARCH 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                             Paid in  Common      Stock        During
                           Preferred   Shares     Common     Common Stock   Capital  Stock       Subscription Development
                           Shares      Amount    Shares        Amount       Amount   Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Preferred shares issues
in exchange for services
at $25.00 per share,
October 2003                 15,000          15                                                                                  15
Common stock issued in
exchange for consulting
services at
approximately $2.85 per
share, October 2003                                 287,439          29     820,389            -          -           -     820,418
Common stock issued in
exchange  for cash at
$2.50 per
share-subscription
payable-October 2003                                120,000          12     299,988     (300,000)         -           -           -
Common stock canceled
in October 2003,
previously issued for
services rendered  at
$2.50 per share                                    (100,000)        (10)   (249,990)           -          -           -    (250,000)
Common stock issued in
exchange for consulting
services at approximately
$3 per share,
November 2003                                       100,000          10     299,990            -          -           -     300,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
November, 2003                                      100,000          10     249,990            -          -           -     250,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
December, 2003                                        6,400           1      15,999            -          -           -      16,000
Common stock issued in
exchange for consulting
services at approximately
$2.59   per share,
December 2003                                     2,125,500         213   5,504,737            -          -           -   5,504,950
Common Stock subscribed to
at $2.50 per share in
December 2003                                             -           -           -      104,000          -           -     104,000
Beneficial conversion
feature relating
to notes payable                                          -           -   1,168,474            -          -           -   1,168,474
Beneficial conversion
feature relating
to warrants                                               -           -     206,526            -          -           -     206,526
Adjust common stock par
value from $0.0001 to
$0.50 per share, per
amendment of articles
dated Dec 2003                                            -  10,223,166 (10,223,166)           -          -           -           -
Common Stock issued
pursuant to subscription
at $2.50 share in Jan 2004                           41,600      20,800      83,200     (104,000)         -           -           -
Common stock issued in
exchange for consulting
services at $2.95 per
share, Jan 2004                                      13,040       6,520      31,948            -          -           -      38,468
Common stock issued in
exchange for consulting
services at $2.60 per
share, Jan 2004                                     123,000      61,500     258,300            -          -           -     319,800
Common stock issued in
exchange for consulting
 services at $3.05 per
share, Jan 2004                                       1,000         500       2,550            -          -           -       3,050
Common stock issued in
exchange for employee
services at $3.07 per
share, Feb 2004                                       6,283       3,142      16,147            -          -           -      19,288
Common stock issued in
exchange for consulting
services at $3.04 per
share, Mar 2004                                      44,740      22,370     113,640            -          -           -     136,010
Common Stock issued for
options exercised at
$1.00 per share in Mar
2004                                                 55,000      27,500      27,500            -          -           -      55,000
Common stock issued in
exchange for employee
services at $3.00 per
share, Mar 2004                                       5,443       2,722      13,623            -          -           -      16,344

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           MARCH 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                               Deficit
                                                                           Additional                          Accumulated
                                     Preferred                             Paid in    Common     Stock         During
                           Preferred Shares      Common     Common Stock   Capital    Stock      Subscription  Development
                           Shares    Amount      Shares       Amount       Amount     Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for employee
services at $3.15 per
share, Mar 2004                                       5,769       2,885      15,293            -          -           -      18,177
Preferred shared
converted to common
shares for consulting
services at $3.00 per
share, Mar 2004              (5000)           (5)   125,000      62,500     312,500            -          -           -     374,995
Common stock issued in
exchange for employee
services at $3.03 per
share, Mar 2004                                       8,806       4,403      22,236            -          -           -      26,639
Common Stock issued
pursuant to
subscription at $2.50
per share in Mar. 2004                               22,500      11,250      (9,000)           -          -           -       2,250
Beneficial Conversion
Feature relating
to Notes Payable                                          -           -     122,362            -          -           -     122,362
Beneficial Conversion
Feature relating
to Warrants                                               -           -     177,638            -          -           -     177,638
Common stock issued in
exchange for consulting
services at $2.58 per
share, Apr 2004                                       9,860       4,930      20,511            -          -           -      25,441
Common stock issued in
exchange for consulting
services at $2.35 per
share, Apr 2004                                      11,712       5,856      21,667            -          -           -      27,523
Common stock issued in
exchange for consulting
services at $1.50 per
share, Apr 2004                                     367,500     183,750     367,500            -          -           -     551,250
Common stock returned
to treasury at
$0.065 per share,
Apr 2004                                            (50,000)    (25,000)     21,750            -          -           -      (3,250)
Preferred stock
converted to common
stock for consulting
services at $1.01
per share in May 2004        (4000)           (4)   100,000      50,000      51,250            -          -           -     101,246
Common stock issued per
subscription May 2004                                10,000       5,000      (4,000)           -     (1,000)          -           -
Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004                                   137,000      68,500      50,913            -          -           -     119,413
Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004                                    26,380      13,190      17,147            -          -           -      30,337
Common stock returned to
treasury at $0.065 per
share, Jun 2004                                      (5,000)     (2,500)      2,175            -          -           -        (325)


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           MARCH 31, 2005 (Unaudited)
                                   (Continued)



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


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           MARCH 31, 2005 (Unaudited)
                                   (Continued)

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
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                             APPLIED DNA SCIENCES, INC
                          (A development stage company)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           MARCH 31, 2005 (Unaudited)
                                   (Continued)

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

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           MARCH 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common Stock issued in
exchange for employee
services at $0.60 share
in November 2004                  -           -      60,000      30,000        6,000      (4,000)         -           -      32,000

Beneficial Conversion
discount relating to
Notes Payable                     -           -           -           -      936,541           -          -           -     936,541

Beneficial Conversion
Feature relating to
Warrants                          -           -           -           -      528,459           -          -           -     528,459

Common stock issued at
$0.016 in exchange for
note payable in December
2004                                              5,500,000   2,750,000   (2,661,500)                                        88,500

Common Stock issued in
exchange for consulting
services at $1.44 share
in December 2004                  -           -   5,796,785   2,898,393    5,418,815           -          -           -   8,317,207

Common stock issued
pursuant to subscription
at  $0.50 per share in
December 2004                     -           -   2,930,000   1,465,000            -    (125,000)         -           -   1,340,000

Warrants issued to
consultants in
Dec. 2004                         -           -                              394,698                                        394,698

Net Loss                          -           -           -           -            -           -          - (12,365,136)(12,365,136)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance as of
December 31, 2004            60,000           6  40,848,239  20,424,120   10,863,008    (879,000)    (1,000)(35,180,171) (4,773,037)

Warrants exercised at
$0.10 share during the
three months ended
March 31, 2005                    -           -     107,500      53,750      (43,000)          -          -           -      10,750


Common Stock issued in
settlement of debt at
$0.33 share during the
three months ended
March 31, 2005                    -           -   4,998,551   2,499,276     (843,244)          -          -           -   1,656,032

Common Stock issued in
settlement of debt at
$0.86 share during the
three months ended
March 31, 2005                    -           -   3,000,000   1,500,000     1,065,000          -          -          -    2,565,000

Common Stock issued in
exchange for consulting
services at $1.01 share
during the three months
ended March 31, 2005              -           -   2,758,977   1,379,489     1,404,732           -         -               2,784,221

Common stock issued
pursuant to subscription
at $0.50 per share
during the three months
ended March 31, 2005              -           -  14,742,000   7,371,000            -           -          -           -   7,371,000

Common Stock issued in
exchange for consulting
services at $1.18 share
during the three months
ended March 31, 2005              -           -     200,000     100,000       135,000           -          -           -     235,000

Warrants exercised at
$0.60 share during the
three months ended
March 31, 2005                    -           -     100,000      50,000       10,000           -          -            -     60,000

Adjust common stock par
value from $0.50 to
$0.001 per share, per
amendment of articles
dated March 2005                  -           -           - (33,310,879)  33,310,879           -          -           -           -

Beneficial Conversion
discount relating to
Notes Payable                     -           -           -           -    4,179,554           -          -           -   4,179,554

Beneficial Conversion
Feature relating to
Warrants                          -           -           -           -    3,191,446           -          -           -   3,191,446

Stock options granted
to employees in exchange
for services rendered,
at exercise price below
fair value of common stock        -           -           -           -      180,000           -          -           -     180,000



Net Loss                          -           -           -           -            -           -          - (16,681,057)(16,681,057)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance as of March
31, 2005                     60,000  $        6   66,755,267 $   66,755  $53,453,375  $ (879,000)$   (1,000)$(51,861,227)$   778,909
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                                  For the period
                                                                                                                September 16, 2002
                                                                                                                (date of inception)
                                                                                  For The Six Months Ended           through
                                                                                            March 31,                March 31,
                                                                                    2005            2004              2005
                                                                                ------------   ------------         ------------
Cash flows from operating activities:
Net Cash Provided by (Used In) Operating Activities .......................     $(5,312,827)   $(1,808,549)        $(8,884,666)

Cash Flows From Investing Activities:
Net Cash (Used In) Investing Activities ...................................         (28,288)       (53,066)           (102,705)

Cash Flows From Financing Activities:
Net Cash (Used In)Provided by Financing Activities........................        8,314,300      1,866,351          11,962,388
                                                                                ------------   ------------        ------------
Net increase (decrease) in cash and cash equivalents                              2,973,185          4,736           2,975,017
Cash and cash equivalents at beginning of period ..........................           1,832        193,471                  --
                                                                                ------------   ------------        ------------
Cash and cash equivalents at the end of period............................      $ 2,975,017    $   198,207         $ 2,975,017
                                                                                ============   ============        ============

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2005 is not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2004 financial statements.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2005, the Company has accumulated losses of $51,861,227.

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note C):

                                                                                For the Period
                                                                                September 16,
                                                                                2002 (Date of
                                            For The Three     For The Three     Inception)
                                            Months ended      Months ended      through
                                            March 31,         March 31,         March 31,
                                            2005              2004              2005
                                            --------------    ------------     -------------

Net loss - as reported                      $ (16,681,057)    $(2,436,638)    $ (51,861,227)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)                    -               -                 -

Deduct: Total stock based employee
compensation  expense as reported under
fair value based method (SFAS No. 123)                  -               -                 -
                                            --------------    ------------     -------------
Net loss - Pro Forma                        $ (16,681,057)    $(2,436,638)    $ (51,861,227)
                                            ==============    ============    ==============
Net loss attributable to common
stockholders - Pro forma                    $ (16,681,057)    $(2,436,638)    $ (51,861,227)
                                            ==============    ============    ==============

Basic (and assuming dilution) loss
per share - as reported                     $       (0.31)    $     (0.12)    $       (1.92)
                                            ==============    ============    ==============
Basic (and assuming dilution) loss
per share - Pro forma                       $       (0.31)    $     (0.12)    $       (1.92)
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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

In September 2003, the Company received $2,600 in connection with a subscription to purchase the Company's common stock pursuant to a private placement.

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

In August 2004, the Company issued 92,500 shares of common stock at $0.41 in exchange for consulting services valued at $37,645

In September 2004, the Company issued 1,000,000 shares of common stock at $0.52 in exchange for consulting services valued at $517,500.

In September 2004, the Company issued 45,000 shares of common stock at $0.50 in exchange for consulting services valued at $22,288.

In September 2004, the Company converted 4,000 preferred shares into 100,000 shares of common stock at $0.54 in exchange for consulting services valued at $54,000.

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                           APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

During the three months ended March 31, 2005, we issued 107,500 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

During the three months ended March 31, 2005, we retired $1,656,032 of convertible notes payable for 4,998,551 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

During the three months ended March 31, 2005, we retired $ 2,565,000 of convertible notes payable for 3,000,000 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.86 per share.

During the three months ended March 31, 2005, the Company issued 2,758,977 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.01 per share for a total of $ 2,784,221, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended March 31, 2005, the Company issued 200,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.18 per share for a total of $235,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

                           APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

NOTE C - RELATED PARTY TRANSACTIONS

At March 31, 2005, notes payable are as follows:

                                                                       March 31, 2005
                                                                        (Unaudited)
                                                                        -----------
Note payable,  unsecured,  related party, payable from August 1, 2005, right to convert to restricted stock in lieu of cash, rate of interest
4%,  160,000  shares prior to October 31, 2005 or 180,000 shares after that date.
                                                                           425,000
                                                                        -----------
                                                                           425,000

Less; current portiong                                                     425,000
                                                                        -----------
Note Payable - long-term                                                $        0
                                                                        ===========

NOTE D - STOCK OPTIONS AND WARRANTS

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (continued)


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

On February 14, 2005, the Company  established an Employee Stock  Ownership Plan
(ESOP), authorizing 16 million shares for the future issuance of incentive stock options, non-statutory options and S-8 shares. Incentive options and S-8 shares are issued at fair market value while non-statutory options are issued at 110% of fair market value. 3.660 million shares were granted as incentive stock options and vested as follows; 50% or 1.830 million shares vesting on April 1, 2005, 25% vesting on July 1, 2005 and the remaining 25% vesting on October 1, 2005. No ESOP shares were exercised as of March 31, 2005. ESOP grants must be exercised within seven (7) years.

NOTE E- COMMITMENTS AND CONTINGENCIES

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

                            APPLIED DNA SCIENCES, INC
                         (A development stage company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE E- COMMITMENTS AND CONTINGENCIES (continued)

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


NOTE F- SUBSEQUENT EVENTS

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


Costs and Expenses

     From our inception through March 31, 2005, we have incurred losses of $51,861,227. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

     We incurred net losses of $19,358,259 for the year ended September 30, 2004 and $3,445,164 for the year ended September 30, 2003. For the six months ended March 31, 2005, we incurred a net loss of $29,046,193.. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

     In their report dated January 11, 2005, our independent auditors stated that our financial statements for the year ended September 30, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $22,815,035 during the period September 16, 2002 through September 30, 2004. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

On January 21, 2005, we issued 2,399,012 shares in exchange for debt valued at $791,674. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On January 21, 2005, we issued 315,636 shares in exchange for legal services valued at $410,327. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

On February 4, 2005, we issued 1,500,000 shares in exchange for debt valued at $1,965,000. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On February 10, 2005, we issued 278,433 shares in exchange for debt valued at$91,883. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On February 10, 2005, we issued 17,236 shares in exchange for financial advisory
services  valued  at  $20,166.   Such  issuances  were  considered  exempt  from
registration by reason of Section 4(2) of the Securities Act of 1933.

On February 10, 2005, we issued 300,000 shares related to the January/February PPM subscription for which we received $150,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On February 22, 2005, we issued 716,500 shares in exchange for financial advisory services valued at $680,675. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On February 22, 2005, we issued 10,500 shares related to the repricing of a previous financing valued at $9,975. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 1, 2005, we issued 13,202,000 shares related to the January/February PPM subscription for which we received $6,601,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 3, 2005, we issued 185,000 shares in exchange for employee services valued at $220,150. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 8, 2005 we issued 100,000 shares related to warrant exercises for which we received $60,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 14, 2005, we issued 1,675,272 shares in exchange for financial advisory services valued at $1,641,767. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 18, 2005, we issued 24,333 shares in exchange for legal services valued at $22,386. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On March 29, 2005, we issued 15,000 shares in exchange for employee services valued at $14,850. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

On March 31, 2005, we issued  10,000  shares in exchange for financial  advisory
services  valued  at  $8,900.   Such  issuances  were  considered   exempt  from
registration by reason of Section 4(2) of the Securities Act of 1933.

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

                           APPLIED DNA SCIENCES, INC.

Date:  August 3, 2005                           By: /s/ PETER BROCKLESBY
                                                   ------------------
                                                Peter Brocklesby
                                                President
                                                (Principal Executive Officer)


Date:  August 3, 2005                           By: /s/ KARIN KLEMM
                                                    ----------------
                                                Karin Klemm
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)