Form 10QSB
period 2005-06-30
APPLIED DNA SCIENCES INC
filed 2005-08-15
CIK 744452

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

                  For the Quarterly period ended June 30, 2005

                        Commission file number 002-90519

                           APPLIED DNA SCIENCES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               59-2262718
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)

9229 West Sunset Blvd., Suite 830
Los Angeles, California                                                   90069
-----------------------                                                   -----
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

                               Yes __X___ No _______

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2005, was 110,653,025 shares, held by approximately 1,182 shareholders.

Transitional Small Business Disclosure Format (check one):

                               Yes ______ No ___X___

                            APPLIED DNA SCIENCES, INC

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2005

                                Table of Contents


PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheet:
                    June 30, 2005 (Unaudited)                                                                     3

                    Condensed Consolidated Statements of Losses:
                    Three and Nine Months Ended June 30, 2005 and 2004 (Unaudited) and
                    the Period from September 16, 2002 (Date of Inception) Through June
                    30, 2005 (Unaudited)                                                                          4

                    Condensed Consolidated Statement of Stockholder's Equity:
                    For the Period from September 16, 2002 (Date) of Inception Through June
                    30, 2005 (Unaudited)                                                                          5

                    Condensed Consolidated Statements of Cash Flows:
                    Nine Months Ended June 30, 2005 and 2004 (Unaudited) and
                    the Period from September 16, 2002 (Date of Inception) Through June
                    30, 2005 (Unaudited)                                                                         17

                    Notes to Unaudited Condensed Consolidated Financial Information:
                    June 30, 2005                                                                             19-35

     Item 2.    Management Discussion and Analysis                                                               36

     Item 3.    Controls and Procedures                                                                          48

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                                49

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                      50

     Item 3.    Defaults Upon Senior Securities                                                                  50

     Item 4.    Submission of Matters to a Vote of Security Holders                                              50

     Item 5.    Other Information                                                                                50

     Item 6.    Exhibits                                                                                         50

Signatures                                                                                                       51

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                                 June 30, 2005
                                                                                             ------------------
Current assets:

 Cash and cash equivalents                                                                   $        1,192,465
                                                                                             -------------------
 Total current assets                                                                                 1,192,465

 Property, plant and equipment - Net of accumulated depreciation of $8,844 as of June 30, 2005           20,663
 Deposits and prepaid expenses                                                                           56,850
 Patent Filing - Net                                                                                     24,753

                                                                                             -------------------

 Total Assets                                                                                $        1,294,731
                                                                                             ===================
                      LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable and accrued liabilities                                                    $          933,074
 Accrued liabilities due related parties                                                                 95,162
 Due to related parties                                                                                  91,312
 Note payable (Note C)                                                                                  425,000
                                                                                             -------------------
 Total current liabilities                                                                            1,544,548


 Commitments and contingencies(Note E)

Deficiency in stockholders' equity:
 Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
  60,000 issued and outstanding                                                                               6
 Common stock, par value $.001 per share; 250,000,000 shares authorized; 66,411,025 shares
  issued and outstanding                                                                                 66,412
 Common stock subscription (Note B)                                                                     (37,000)
 Additional said-in-capital                                                                          54,355,065
 Deficit sccumulated during development stage                                                       (54,634,300)
                                                                                              ------------------
 Total deficiency in stockholders' equity                                                              (249,817)
                                                                                              ------------------
 Total liabilities and deficiency in stockholders' equity                                     $       1,294,731
                                                                                              ==================

     See accompanying notes to unaudited consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)


                                                                                                                 September 16, 2002,
                                      For The Three Months Ended June 30   For The Nine Months Ended June 30    (Date of Inception)
                                                                                                                        through
                                              2005              2004            2005               2004             June 30, 2005
                                         --------------    --------------   --------------    --------------        --------------
Operating expenses:
Selling, general and administrative      $   2,659,727     $   1,672,449      $22,236,607     $  10,989,349         $  43,296,679
Research and Development                        88,870                 -          345,958                 -               345,958
Depreciation and amortization                    3,160               351           15,187             1,053                18,348
                                         --------------    --------------   --------------    --------------        --------------
Total operating expenses                     2,751,757         1,672,800       22,597,752        10,990,402            43,660,985

Operating loss                              (2,751,757)       (1,672,800)     (22,597,752)      (10,990,402)          (43,660,985)

Other Income (expense)                             241                 -            3,415             1,385                29,800
Interest (expense)                             (21,557)         (558,333)      (9,224,929)       (1,221,245)          (11,003,115)
Income (taxes) benefit                               -                 -                -                 -                     -
                                         --------------    --------------   --------------    --------------        --------------

Net loss                                 $  (2,773,073)    $  (2,231,133)   $ (31,819,266)    $ (12,210,262)        $ (54,634,300)
                                         ==============    ==============   ==============    ==============        ==============
                                                                                                                                -
Loss per common share
(basic and assuming dilution)            $       (0.04)    $       (0.10)   $       (0.65)    $       (0.61)        $       (2.04)
                                         ==============    ==============   ==============    ==============        ==============

Weighted average shares outstanding         66,298,115        21,350,449       48,806,398        20,164,783            26,793,544
                                         ==============    ==============   ==============    ==============        ==============


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 JUNE 30, 2005 (Unaudited)

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


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)

                                                                                                               Deficit
                                                                         Additional                            Accumulated
                                       Preferred              Common      Paid in     Common     Stock         During
                            Preferred  Shares       Common    Stock       Capital     Stock      Subscription  Development
                             Shares    Amount       Shares    Amount      Amount      Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common stock canceled
in July 2003,
previously issued for
services rendered  at
$2.50 per share                   -           -     (24,000)         (2)    (59,998)           -          -           -     (60,000)
Common stock issued
in exchange for
options exercised at
$1.00 in July 2003                -           -      20,000           2      19,998            -          -           -      20,000
Common stock issued
in exchange for
exercised of options
previously
subscribed at $1.00 in
July 2003                         -           -      10,000           1       9,999      (10,000)         -           -           -
Common stock issued in
exchange for
consulting services at
approximately
$2.38 per share,
August 2003                       -           -     172,500          17     410,915            -          -           -     410,933
Common stock issued in
exchange for
options exercised at
$1.00 in August 2003              -           -      29,000           3      28,997            -          -           -      29,000
Common stock issued
in exchange for
consulting services
at approximately
$2.42 per share,
September 2003                    -           -     395,260          40     952,957            -          -           -     952,997
Common stock issued
in exchange  for
cash at $2.50 per
share-subscription
payable-September 2003            -           -      19,200           2      47,998      (48,000)         -           -           -
Common stock issued in
exchange for
cash at $2.50 per
share pursuant to
private placement
September 2003                    -           -       6,400           1      15,999            -          -           -      16,000
Common stock issued in
exchange for
options exercised at
$1.00 in  September 2003          -           -      95,000          10      94,991            -          -           -      95,000
Common stock subscription
receivable reclassification
adjustment                        -           -           -           -       2,600            -      2,600           -           -
Common Stock subscribed to
at $2.50 per share in
September 2003                    -           -           -           -           -      300,000          -           -     300,000
Net Loss for the year
ended September 30, 2003          -           -           -           -           -            -          -  (3,445,164) (3,445,164)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance at September 30,
2003                              -  $        -  17,811,082  $    1,781  $2,577,568   $  300,000 $        - $(3,456,776) $ (577,427)
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)

                                                                                                               Deficit
                                                                           Additional                          Accumulated
                                     Preferred                             Paid in    Common     Stock         During
                           Preferred Shares      Common     Common Stock   Capital    Stock      Subscription  Development
                           Shares    Amount      Shares       Amount       Amount     Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for employee
services at $3.15 per
share, Mar 2004                                       5,769       2,885      15,292            -          -           -      18,177
Preferred shared
converted to common
shares for consulting
services at $3.00 per
share, Mar 2004              (5000)           (5)   125,000      62,500     312,500            -          -           -     374,995
Common stock issued in
exchange for employee
services at $3.03 per
share, Mar 2004                                       8,806       4,403      22,236            -          -           -      26,639
Common Stock issued
pursuant to
subscription at $2.50
per share in Mar. 2004                               22,500      11,250      (9,000)           -          -           -       2,250
Beneficial Conversion
Feature relating
to Notes Payable                                          -           -     122,362            -          -           -     122,362
Beneficial Conversion
Feature relating
to Warrants                                               -           -     177,638            -          -           -     177,638
Common stock issued in
exchange for consulting
services at $2.58 per
share, Apr 2004                                       9,860       4,930      20,511            -          -           -      25,441
Common stock issued in
exchange for consulting
services at $2.35 per
share, Apr 2004                                      11,712       5,856      21,667            -          -           -      27,523
Common stock issued in
exchange for consulting
services at $1.50 per
share, Apr 2004                                     367,500     183,750     367,500            -          -           -     551,250
Common stock returned
to treasury at
$0.065 per share,
Apr 2004                                            (50,000)    (25,000)     21,750            -          -           -      (3,250)
Preferred stock
converted to common
stock for consulting
services at $1.01
per share in May 2004        (4000)           (4)   100,000      50,000      51,250            -          -           -     101,246
Common stock issued per
subscription May 2004                                10,000       5,000      (4,000)           -     (1,000)          -           -
Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004                                   137,000      68,500      50,733            -          -           -     119,223
Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004                                    26,380      13,190      17,147            -          -           -      30,337
Common stock returned to
treasury at $0.065 per
share, Jun 2004                                      (5,000)     (2,500)      2,175            -          -           -        (325)


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)



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


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)

                                                                         Deficit
                                                                         Additional                           Accumulated
                                     Preferred                           Paid in      Common     Stock        During
                           Preferred Shares      Common     Common Stock Capital      Stock      Subscription Development
                           Shares    Amount      Shares       Amount     Amount       Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for consulting
services at $0.50 per
share in August 2004                                100,000      50,000         250                                          50,250
Common stock issued in
exchange for consulting
services at $0.56 per
share in August 2004                                200,000     100,000      12,500            -          -           -     112,500
Common stock issued in
exchange for consulting
services at $0.41 per
share in August 2004                                 92,500      46,250      (8,605)           -          -           -      37,645
Common stock issued in
exchange for consulting
services at $0.52 per
share in September 2004                           1,000,000     500,000      17,500            -          -           -     517,500
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004                               5,000       2,500        (212)           -          -           -       2,288
Common stock issued
pursuant to subscription
at  $0.50 per share in
September 2004                                       40,000      20,000           -            -          -           -      20,000
Preferred shares
converted to common
stock for consulting
services at $0.41
per share in September
2004                          (4000)         (4)    100,000      50,000       4,000            -          -           -      53,996
Preferred shares issued
in exchange for service
at $25 per share in
September 2004               60,000           6                           1,499,994                                       1,500,000
Warrants issued to
consultants in the
fourth quarter 2004                                                       2,019,862                                       2,019,862
Net Loss                                                  -           -           -            -          - (19,358,259)(19,358,259)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
September 30, 2004           60,000           6  23,981,054  11,990,527   6,118,993            -     (1,000)(22,815,034) (4,706,508)
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                             APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)

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

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Warrants exercised at
$0.10 share during the
three months ended
June 30, 2005                    -           -     107,500      53,750      (43,000)          -          -            -      10,750

Common Stock issued in
settlement of debt at
$0.33 share during the
three months ended
March 31, 2005                   -           -   4,998,551   2,499,274     (843,243)          -          -            -   1,656,033

Common Stock issued in
settlement of debt at
$1.38 share during the
three months ended
March 31, 2005                   -           -   1,500,000     750,000    1,315,000     750,000          -            -   2,815,000

Common Stock issued in
exchange for consulting
services at $1.01 share
during the three months
ended March 31, 2005             -           -   2,758,977   1,379,489    1,404,732           -          -                2,784,221

Common stock issued
pursuant to subscription
at $0.50 per share
during the three months
ended March 31, 2005             -           -  14,742,000   7,371,000            -           -          -            -   7,371,000

Common stock canceled
For shares issued in
exchange of debt
during the three months
ended March 31, 2005             -           -    (500,000)   (250,000)           -           -          -            -    (250,000)

Common Stock issued in
exchange for consulting
services at $1.18 share
during the three months
ended March 31, 2005             -           -     200,000     100,000      135,000           -          -            -     235,000

Warrants exercised at
$0.60 share during the
three months ended
March 31, 2005                   -           -     100,000      50,000       10,000           -          -            -      60,000

Adjust common stock par
value from $0.50 to
$0.001 per share, per
amendment of articles
dated March 2005                 -           -           - (32,312,879)  32,312,879           -          -            -           -

Beneficial Conversion
discount relating to
Notes Payable                    -           -           -           -    4,179,554           -          -            -   4,179,554

Beneficial Conversion
Feature relating to
Warrants                         -           -           -           -    3,191,446           -          -            -   3,191,446

Stock options granted
to employees in exchange
for services rendered,
at exercise price below
fair value of common stock       -           -           -           -      180,000           -          -           -      180,000

March 31, 2005 Net Loss          -           -           -           -            -           -          - (16,681,057) (16,681,057)

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           JUNE 30, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common Stock issued in
exchange for consulting
services at $0.76 share
during the three months
ended June 30, 2005               -           -   1,100,000       1,100       830,400         -           -           -     831,500

Common Stock issued in
Settlement of debt at $0.33 share
during the three months
ended June 30, 2005               -           -     575,758         576       189,424   [25,000]          -           -     165,000

Common Stock canceled during the
three months ended
June 30, 2005, previously
issued for services
rendered at $3.42 per share       -           -     (10,000)        (10)      (34,190)        -           -           -     (34,200)

Proceeds received against
subscription Payable during
the three months
Ended June 30, 2005               -           -           -           -             -   118,000           -           -     118,000

Common Stock canceled during the
 three months ended
June 30, 2005, previously
issued for services
rendered at $0.50 per share       -           -     (10,000)        (10)       (4,990)        -           -           -      (5,000)

Cancellation of previously
granted stock options granted
to employees for services
rendered, at exercise price
below fair value of common stock  -           -           -           -      (180,000)        -           -           -    (180,000)


Warrants issued to consultants
and Employees during the quarter
ended June 30, 2005               -           -           -           -       849,046         -           -           -     849,046

Net Loss                          -           -           -           -            -          -           -  (2,773,073) (2,773,073)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance as of June
30, 2005                     60,000  $        6   66,411,025 $   66,412  $54,355,065  $ (36,000) $   (1,000)$(54,634,300)$ (249,817)
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========


 See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                                    For the period
                                                                                                                     September 16,
                                                                                                                     2002 (date of
                                                                                                                       inception)
                                                                                  For The Nine Months Ended             through
                                                                                        June 30,                         June 30,
                                                                                    2005               2004               2005
                                                                                    ----               ----               ----
Cash flows from operating activities:
Net loss from operating activities ........................................      $(31,819,266)     $(12,210,262)    $(54,634,300)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation ..............................................................            15,187             1,054           18,348
Organizational Expenses ...................................................                                               88,500
Preferred Shares issued in exchange for service ...........................                --                --        1,500,000

Warrants issued to consultants .......................... .................         1,243,744                --        3,263,606

Amortization of beneficial conversion feature-convertible notes............         8,836,000         1,219,444       10,461,000
Common stock issued in exchange for consultant services rendered ..........        12,471,727         8,918,032       24,819,459
Common stock canceled-previously issued for services rendered .............          (642,098)         (285,575)        (927,673)

Changes in Assets and Liabilities:

Increase in-other assets ..................................................                --                --          (13,890)
Increase  in due related parties ..........................................           (20,631)               --          132,065

Increase (decrease) in accounts payable and accrued liabilities ...........          (983,197)          101,439          822,512
Cash disbursed in excess of available funds                                                --            17,870               --
                                                                                  ------------      ------------     ------------

Net cash used in operating activities .....................................       (10,898,534)       (2,237,998)     (14,470,373)


Cash flows from investing activities:

Payments for patent filing ................................................            (4,347)          (18,758)         (25,698)
Payments for security deposits ............................................           (33,291)          (23,559)         (56,850)
Capital expenditures ......................................................                (0)          (29,507)         (29,507)
                                                                                  ------------      ------------     ------------

Net cash used in investing activities .....................................           (37,638)          (71,824)        (112,055)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost ...........................         8,141,055               --         8,573,055
Proceeds from subscription of common stock ................................         2,340,000           354,000        2,465,000
Proceeds from notes converted to stock ....................................         1,575,000               --         1,575,000
Proceeds from sale of options .............................................            70,750            87,000          311,750
Proceeds from loans .......................................................                --         1,675,000        2,750,000
Advances from shareholders ................................................                              34,004          100,088

Proceeds from related party advance .......................................                --           (33,653)               -
                                                                                  ------------      ------------     ------------

Net cash provided by financing activities .................................        12,126,805         2,116,351       15,774,893


Net increase in cash and cash equivalents .................................         1,190,633          (193,471)       1,192,465
Cash and cash equivalents at beginning of period ..........................             1,832           193,471               --
Cash and cash equivalents at end of period ................................       $ 1,192,465       $        --      $ 1,192,465
                                                                                  ============      ============     ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest ......................................                --                --               --
Cash paid during period for taxes .........................................                --                --               --

Non-cash transaction
Common stock issued for services ..........................................        12,421,727         8,918,032       24,820,459
Common stock canceled-previously issued for services rendered .............          (642,098)         (285,575)        (927,673)
Common stock retired ......................................................                --                --               --
Beneficial conversion feature related to notes payable ....................         5,116,095         1,041,806        6,741,095
Beneficial conversion feature related to warrants .........................         3,719,905           177,638        3,719,905
Preferred Shares in exchange for services..................................                                            1,500,000



Warrants issued to consultants ............................................         1,243,744                --        3,263,606

Acquisition:
Common stock retained .....................................................                               1,015            1,015
Assets acquired ...........................................................                                (135)            (135)
                                                                                                    ------------     ------------
Total consideration paid ..................................................                                 880              880
                                                                                                    ------------     ------------
Organization expenses - note issued in exchange of shares retired .........                                               88,500

Common stock issued in exchange for note payable ..........................                --                --           88,500


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 is not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2004 financial statements.

Business and Basis of Presentation
----------------------------------

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2005, the Company has accumulated losses of $54,634,300.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary ProHealth Medical Technologies, Inc. Significant inter-company transactions have been eliminated in consolidation.

Reclassification
----------------

Certain prior period amounts have been reclassified for comparative purposes.

Stock Based Compensation
------------------------

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                            JUNE 30, 2005 (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note C):


                                                                                                             For the Period
                                                                                                             September, 16
                                                                                                             2002 (Date of
                                            For The Three   For The Three    For The Nine    For The Nine       Inception
                                            Months ended     Months ended    Months ended    Months ended        through
                                              June 30,         June 30,        June 30,        June 30,         June 30,
                                                2005             2004            2005            2004             2005
                                           ------------- ---------------- ----------------  ---------------- ----------------
Net loss - as reported                     $ (2,773,073) $    (2,231,133) $   (31,819,266)  $   (12,210,262) $   (54,634,300)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method ( APB No. 25)                  -                -                -                 -                -

Deduct: Total stock based employee
compensation expense as reported under
fair value method ( APB No. 123)             (1,406,350)               -       (1,406,350)                -       (1,406,350)
                                           ------------- ---------------- ----------------  ---------------- ----------------
Net loss - Pro Forma                       $ (4,179,423) $    (2,231,133) $   (33,225,616)  $   (12,210,262) $   (56,040,650)
                                           ============= ================ ================  ================ ================
Net loss attributable to common
stockholders - Pro Forma                   $ (4,179,423) $    (2,231,133) $   (33,225,616)  $   (12,210,262) $   (56,040,650)
                                           ============= ================ ================  ================ ================

Basic (and assuming dilution) loss
per share - as reported                    $      (0.04) $         (0.10) $         (0.65)  $         (0.61) $         (2.04)
                                           ============= ================ ================  ================ ================
Basic (and assuming dilution) loss
per share - Pro Forma                      $      (0.06) $         (0.10) $         (0.68)  $         (0.61) $         (2.09)
                                           ============= ================ ================  ================ ================

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

New Accounting Pronouncements
-----------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In November and December 2002, the Company issued 876,000 shares of common stock in exchange for subscription at $0.065 per share. In accordance with EITF 96-18 the measurement date to determine fair value was in October 2002. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.065 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

In January 2003, the Company canceled 836,000 shares of common stock previously issued in exchange for consulting services.

In January 2003, the Company issued 1,500,000 shares of common stock in exchange for a licensing agreement . The Company valued the shares issued at approximately $.065 per share, which represents the fair value of the license received which did not differ materially from the value of the stock issued. The Company charged the cost of the license to operations.

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In July 2003 the Company issued 213,060 shares of common stock for consulting services provided to the Company. The Company valued the shares issued at approximately $2.01 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In July 2003, the Company canceled 24,000 shares of common stock, previously issued for services valued at $2.50 per share.

In July 2003, the Company received $20,000 in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.

In July 2003, the Company issued 10,000 shares of common stock for cash previously subscribed at $1.00 per share.

In August 2003, the Company issued 172,500 shares of common stock in exchange for consulting services provided to the Company. The Company valued the shares issued at approximately $2.38 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued

In August 2003, the Company received $29,000 in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

In September 2003, the Company issued 395,260 shares of common stock in exchange for consulting services provided to the Company. The Company valued the shares issued at approximately $2.42 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

During the three months ended March 31, 2005, we retired $2,815,000 of convertible notes payable for 1,500,000 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.86 per share.

During the three months ended March 31, 2005, the Company issued 2,758,977 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.01 per share for a total of $2,784,221, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended March 31, 2005, the Company issued 200,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.18 per share for a total of $235,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended March 31, 2005, the Company issued 14,742,000 shares of common stock subscribed for cash at $0.50 per share for a total of $7,371,000 pursuant to the exercise terms of a promissory note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

During the three months ended March 31, 2005, the Company canceled shares previously issued within the quarter for exchange of debt valued at $250,000.

In March 2005, the Company issued 100,000 shares of common stock in exchange for services. The Company valued the shares issued at approximately $0.60 per share for a total of $60,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

                           APPLIED DNA SCIENCES, INC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                           JUNE 30, 2005 (UNAUDITED)

NOTE B - CAPITAL STOCK (continued)

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

During the three months ended June 30, 2005, the Company issued 1,000,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.76 per share for a total of $831,500, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended June 30, 2005, the Company issued 575,758 shares of common stock in exchange for debt. The Company valued the shares issued at approximately $0.29 per share for a total of $165,000.

During the three months ended June 30, 2005, a shareholder returned 10,000 shares previously issued for services valued at $34,200 in exchange for a cash settlement.

During the three months ended June 30, 2005, the Company cancelled 10,000 shares previously issued for services valued at $5,000.

During the three months ended June 30, 2005, the Company cancelled 300,000 stock options previously granted valued at $180,000.

In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE C - RELATED PARTY TRANSACTIONS

At June 30, 2005, notes payable are as follows:

                                                                                                 June 30, 2005
                                                                                                   (Unaudited)
                                                                                                 -------------
Note payable, unsecured, related party, payable from August 1, 2005, right to convert to restricted stock in lieu of cash, rate of interest 4%, 160,000 shares prior to October 31, 2005 or 180,000 shares after that date.
                                                                                                 $    425,000
                                                                                                 -------------
                                                                                                      425,000

Less; current portion                                                                                 425,000
                                                                                                 -------------
Note Payable - long-term                                                                         $          -
                                                                                                 =============

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

                                    Warrants Outstanding                                      Exercisable
                                         Remaining          Weighted          Weighted          Weighted
                         Number         Contractual         Average           Average           Average
 Exercise Prices      Outstanding       Life (Years)     Exercise Price     Exercisable      Exercise Price
 ---------------  --------------     --------------     --------------  --------------      --------------
        $0.10           105,464              4.04             $0.10           105,464             $0.10
        $0.20             5,000              3.39             $0.20             5,000             $0.20
        $0.50            50,000              4.27             $0.50            50,000             $0.50
        $0.60         9,337,750              3.89             $0.60         9,337,750             $0.60
        $0.70           750,000              2.09             $0.70           750,000             $0.70
        $0.75        17,727,000              4.25             $0.75        17,727,000             $0.75
        $1.00           136,000              1.30             $1.00           136,000             $1.00
        $3.00            62,503              0.50             $3.00            62,503             $3.00
                  --------------                                        --------------
                     28,173,717                                            28,173,717
                  ==============                                        ==============

Transactions involving warrants are summarized as follows:

                                                       Number of Shares          Weighted Average
                                                                                  Price Per Share
       Outstanding at September 30, 2004                      4,870,253                 $   0.63
          Granted                                            23,883,000                     0.71
          Exercised                                            (329,536)                    0.25
          Canceled or expired                                  (250,000)                    1.00
                                                          --------------           --------------
       Outstanding at June 30, 2005                          28,173,717                 $   0.70
                                                          ==============           ==============


In the quarter ended December 31, 2004, the Company charged $394,698 to operations for compensatory warrants granted in exchange for services. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 4.25%, a dividend yield of 0% and volatility of 22.9%..

In the quarter ended June 30, 2005, the Company charged $849,046 to operations for compensatory warrants granted in exchange for services. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 3.89%, a dividend yield of 0% and volatility of 55.9%.

During the three months ended March 31, 2005, the Company granted an aggregate of 300,000 stock options to directors that vested immediately. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. Compensation expense of $180,000 was charged to operations during the period ended March 30, 2005. In the quarter ended June 30, 2005, the Company canceled the unexercised 300,000 stock options and credited expense for the previously recorded $180,000 in compensation. In exchange for the canceled options, the Company issued 50,000 warrants with a $0.50 exercise price and a five year life during the quarter ended June 30, 2005.

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D- STOCK OPTIONS AND WARRANTS (continued)

On February 14, 2005, the Company  established an Employee Stock  Ownership Plan
(ESOP), authorizing 16 million shares for the future issuance of incentive stock options, non-statutory options and S-8 shares. Incentive options and S-8 shares are issued at fair market value while non-statutory options are issued at 110% of fair market value. 3.660 million shares were granted as incentive stock options and vested as follows; 50% or 1.830 million shares vesting on April 1, 2005, 25% vesting on July 1, 2005 and the remaining 25% vesting on October 1, 2005. No ESOP shares were exercised as of June 30, 2005. ESOP grants must be exercised within five (5) years. Had the Company charged these warrants to operations, the resulting expense would have totaled $1,406,350.

NOTE E- COMMITMENTS AND CONTINGENCIES

Consulting Agreements
---------------------

On August 6, 2004 the Company retained Giuliani Partners, on a non-exclusive basis, to provide advice and assistance to the Company regarding issues associated with Applied DNA's proprietary DNA embedded security. On April 8, 2005 the Company terminated the agreement with Giuliani Partners, whereby both parties agreed to discharge, waive and release one another from all obligations under the consulting agreement. Total compensation paid to Giuliani Partners through June 30, 2005 was $1,250,000.

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

Litigation
----------

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

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE E- COMMITMENTS AND CONTINGENCIES (continued)

Crystal  Research  Associates,  LLC v. Applied DNA Sciences,  Inc.,  Docket No.:
L-7947-04

On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us in the Superior Court of New Jersey, Middlesex County. We intend to move to vacate the default judgment on various grounds. We dispute the allegations of the complaint and we intend to vigorously defend this matter.

NOTE F- SUBSEQUENT EVENTS

On July 15, 2005, Applied DNA Sciences, Inc. (the "Company") closed upon the stock purchase agreement (the "Agreement") with Biowell Technology Inc., a Taiwan corporation ("Biowell") that was executed on January 28, 2005. Pursuant to the Agreement, the Company, through its wholly-owned subsidiary, APDN (B.V.I.) Inc., a British Virgin Islands company, acquired all of the issued and outstanding shares of Rixflex Holdings Limited, a British Virgin Islands company ("Rixflex"). Pursuant to an asset purchase agreement, Biowell transferred all of its intellectual property (the "Biowell Technology") to Rixflex prior to the Company's acquisition of Rixflex. In exchange for all of the issued and outstanding shares of Rixflex, we issued to the shareholders of Rixflex 36 million shares of our common stock. As of August 15, 2005, the Company has received some of the intellectual property but is still awaiting the transfer of certain intellectual property and related paperwork.


In connection with the closing, the Company terminated the October 2002 license agreement with Biowell, replacing it with a new Biowell license agreement granting an exclusive license in selected Asian countries for an initial period through December 31, 2010. If Biowell meets its performance goals, the license agreement extends for an additional five year term. Sub-license payments due to the Company are 50% for all fees, payments and consideration received. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories.

On July 15, 2005, Mr. Robin Hutchison, resigned as Chief Executive Officer and Chairman of the Board of Directors with Jun-Jei Sheu elected as Chairman of the Board.

As part of the Biowell acquisition, the Company entered into a consulting agreement with Timpix International Limited for the consulting services of three former Biowell employees, Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants  have  obtained  a visa to work in the  United  States  and  execute employment agreements with the Company. Such consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, the Company shall pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by the Company, the monthly consulting fee shall be reduced accordingly.

                            APPLIED DNA SCIENCES, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE F- SUBSEQUENT EVENTS (continued)

On June 20, 2005, the Company entered into an agreement with Trilogy Capital Partners, Inc. ("Trilogy") to provide marketing services to the Company for a term of one year, and terminable thereafter by either party upon 30 days prior written notice. In connection with the agreement, we agreed to pay Trilogy a monthly fee of $12,500. The Company also issued to Trilogy a warrant to purchase
7.5 million shares of common stock at $0.55 per share, exercisable for a period of three years from issuance. The warrant contains a "cashless" exercise provision. The shares underlying the warrants contain registration rights. The holder has contractually agreed to restrict its ability to convert or exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by it after such conversion or exercise does not exceed 5% of the then issued and outstanding shares of common stock.

In connection with the 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company anticipates paying the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes. The Company will continue accruing liquidated damages until the stock registration is declared effective

Subsequent to June 30, 2005, the Company issued 8 million S-8 shares to various employees with an approximate market value of $4.8 million. These fully registered shares are included within the total authorized 16 million Employee Stock Ownership Plan shares, as approved on February 14, 2005.

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

Revenues
--------

     From our inception on September 16, 2002, we have not generated revenues from operations. We believe we will begin generating revenues from operations in the fiscal year as the Company transitions from a development stage enterprise to that of an active growth and acquisition stage company.

Costs and Expenses
------------------

     From our inception through June 30, 2005, we have incurred losses of $54,634,300. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources
-------------------------------

     From our inception to June 30, 2005 we have incurred an operating cash flow deficit of $14,470,373. Cash flows used in investing activities was $112,055 during the period September 16, 2002 (date of our inception) through June 30, 2005. We met our cash requirements through the issuance of capital and other notes payable (net of repayments); private placement of our common stock and advances from our shareholders and officers of $15,774,893.

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

     We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. We intend to pursue the building of a re-seller network outside the United States, and if successful, the re-seller agreements would constitute a source of liquidity and capital over time. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding and execution of re-seller agreements outside the Unites States.

     From our inception, our priorities were to recruit and build our team, organize our new infrastructure and to develop a successful strategy how best to exploit our exclusive Biowell license agreement. No revenues were generated. Although our management is of the opinion that continuing to develop and finance our present business of providing DNA anti-counterfeit technology may ultimately be successful, management nevertheless expects that we will need substantial additional capital before our operations can be fully implemented.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

     The effect of inflation on our operating results was not significant. Our operations are located in North America and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.

     Our independent certified public accountant has stated in their report included in our September 30, 2004 Form 10-KSB, that we have incurred operating losses from our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Product Research and Development

     As a result of the recent financings, the Company anticipates expending $2,764,000 of available cash towards research and development activities during the next twelve (12) months. The anticipated development programs consist of Petro Chemical Marker, Ink/Substraits and Hologram projects with planned spending of $1,245,000, $747,000 and $772,000, respectively.

Acquisition of Plant and Equipment and Other Assets

     We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

     From our inception through the period ended June 30, 2005, we have mainly relied on the services of outside consultants for services. We currently have eight employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

     We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

     We incurred net losses of $19,358,259 for the year ended September 30, 2004 and $3,445,164 for the year ended December 31, 2003. For the nine months ended June 30, 2005, we incurred a net loss of $31,819,266. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

     We will require additional funds to sustain and expand our research and development activities. We anticipate that we will require up to approximately $2,800,000 to fund our anticipated research and development operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

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

     In their report dated January 11, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $22,815,034 during the period September 16, 2002 (date of inception) through September 30, 2004. In addition, we have a deficiency in stockholder's equity of $249,817. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our Acquired Technology Has Yet to be Independently Validated In July 2005, we acquired certain intellectual property. Such intellectual property relating to the botanical DNA, encapsulation methods, integrity of the technology and all other stated claims by the seller need to be independently validated by a third party. Satisfactory completion of this independent validation will be required prior to their being available for commercial sale. In the event that some or all of the technology cannot be independently validated, we will be unable to commercially develop products utilizing such technology, which could have a materially adverse effect on our business and results of operations.


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

     In addition, from time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to seek a license for these technologies from these third parties or discontinue our products. There can be no assurance that we will be able to continue to successfully identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain products or redesign our products, and we may lose a competitive advantage. Potential competitors could license technologies that we fail to license and potentially erode our market share for certain products. Our licenses typically subject us to various commercializations, sublicensing, minimum payment, and other obligations. If we fail to comply with these requirements, we could lose important rights under a license. In addition, certain rights granted under the license could be lost for reasons beyond our control. We may not receive significant indemnification from a licensor against third party claims of intellectual property infringement.

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

If We Are Unable to Retain the Services of Messrs. Sheu, Brocklesby, Botash or Klemm, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

     Our success depends to a significant extent upon the continued service of Mr. Jun-Jei Sheu, our Chairman of the Board of Directors, Mr. Peter Brocklesby, our President, Mr. Adrian Botash, our Chief Marketing Officer and Ms. Karin Klemm, our Chief Operating Officer and Interim Chief Financial Officer. We do not have employment agreements with Messrs. Sheu, Brocklesby, Botash or Klemm. Loss of the services of Messrs. Sheu, Brocklesby, Botash or Klemm could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Sheu, Brocklesby, Botash or Klemm. We are not aware of any other named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

The Biomedical Research Products Industry is Very Competitive, and We may be Unable to Continue to Compete Effectively in this Industry in the Future.

     We are engaged in a segment of the biomedical research products industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their products. It is impossible to quantify the number of competitors since they include both the companies we attempt to sell our products and services to through their use of internal security and various other security product companies. Some of the anti-counterfeiting and fraud protection competitors that we are aware of include: Authentix, InkSure, DNA Technologies, Inc., Art Guard International, Theft Protection Systems, Tracetag and November AG. Although it is impossible to determine the total market size and market data information because companies are secretive about what security methods they utilize and how much they spend on such measures, we have determined that annual sales by some of our competitors have been as follows:

     Authentix - $4.7 million
     Inksure - $2.0 million
     DNA Technologies, Inc. - $26 million
     Suretrace - $4.3 million
     November AG - $7 million

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

We are Obligated to Pay Liquidated Damages As a Result of Our Failure to Have this Registration Statement Declared Effective Prior to July 15, 2005, and the Payment of Liquidated Damages Will Either Result in Depleting Our Working Capital or Issuance of Shares of Common Stock Which Would Cause Dilution to Our Existing Shareholders.

     Pursuant to the terms of our private placement that closed in January and February 2005, if we did not have a registration statement registering the shares underlying the convertible notes and warrants declared effective on or before July 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $257,985, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. We have currently decided to pay the liquidated damages due at this point in common stock, although any future payments of liquidated damages could be made in cash. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market price of $0.66 for our common stock on July 15, 2005, which is when our first payment of liquidate damages was due, a month of liquidated damages would result in the issuance of approximately 390,887 shares of common stock. The issuance of shares upon payment of liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

There Are a Large Number of Shares Underlying Our Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock and Will Cause Immediate and Substantial Dilution to Our Existing Stockholders.

     As of August 9, 2005, we had 110,653,025 shares of common stock issued and outstanding and outstanding warrants to purchase 28,713,717 shares of common stock. All of the shares issuable upon exercise of our warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

Item 3. Controls and Procedures

     a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

     b) Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of June 30, 2005, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

     On July 11, 2005, we determined there were errors in accounting for the valuation of equity consulting service transactions during the January through March 2005 time period. The valuation resulted in the overstatement of approximately $2.9 million in services provided. The errors were discovered in connection with a comment raised by the Securities and Exchange Commission ("SEC") in their review and comment on our registration statement on Form SB-2. The SEC requested that we provided additional disclosure regarding issuances of common stock to non-employees in exchange for services. Upon reviewing and updating our disclosure, we discovered our errors. We have implemented the following procedures and policies to resolve these weaknesses and deficiencies:

1. Establish and maintain a separate binder of all board authorized activities and a binder with forward looking "budget" of anticipated or contemplated activity for each of the following:

          a.   shares issued for services;

          b.   shares issued for employees;

          c.   warrant exercises;

          d.   option exercises;

          e.   authorized shares and warrant re-pricing;

          f.   shares issued in exchange for debt; and

          g.   upcoming ESOP grants and exercises;

2. Require the signature of the principal executive and accounting officers for all issuances of securities;

3.   Require monthly review of share issuances compared to binders; and

4. Authorize our transfer agent to handle and track all warrants and ESOP grants.

     We believe that these actions will correct the material deficiencies and significant weaknesses in our controls and procedures.

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


Stern & Co. v. Applied DNA Sciences, Inc., Case No.: 05 CV 00202

     Plaintiff Stern & Co. commenced this action against us in the United States District Court for the Southern District of New York on or about January 10, 2005. In this action, Stern & Co. alleges that it entered into a contract with us to perform media and investor relations for a monthly fee of $5,000 and stock options. Stern & Co. claims that we failed to make certain payments pursuant to the contract and seeks damages in the amount of $96,042.00. We answered the complaint on May 12, 2005, denying Stern & Co.'s allegations and we asserted a number of defenses. This action is in the early stages of discovery and we intend to vigorously defend this matter.

Oceanic Consulting, S.A. v. Applied DNA Sciences, Inc., Index No.: 603974/04

     Plaintiff Oceanic Consulting, S.A. commenced this action against us in the Supreme Court of the State of New York, County of New York. Oceanic Consulting, S.A. asserts a cause of action for breach of contract based upon the allegation that we failed to make payments pursuant to a consulting agreement. Oceanic Consulting, S.A.also asserts a causes of action in which it seeks reimbursement of its expenses and attorneys' fees. Oceanic Consulting, S.A. seeks damages in the amount of $137,500.00. Oceanic Consulting, S.A. moved for a default judgment, which we have opposed based upon Oceanic Consulting, S.A.'s failure to properly serve the complaint as well as our meritorious defenses. Thereafter, Oceanic Consulting, S.A. agreed to withdraw its motion for a default judgment and accepted service of our answer on May 23, 2005. We dispute the allegations of the complaint. This action is in the early stages of discovery and we intend to vigorously defend this matter.

Crystal  Research  Associates,  LLC v. Applied DNA Sciences,  Inc.,  Docket No.:
L-7947-04

     On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us in the Superior Court of New Jersey, Middlesex County. We intend to move to vacate the default judgment on various grounds. We dispute the allegations of the complaint and we intend to vigorously defend this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended June 30, 2005, we issued 575,758 shares of common stock in exchange for debt. We valued the shares issued at approximately $0.29 per share for a total of $165,000. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

     During the three months ended June 30, 2005, we issued 1,080,000 shares of common stock in exchange for consulting services valued at $792,300, which represents the fair value of the services received which did not differ materially from the value of the stock issued. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

     During the three months ended June 30, 2005, we granted 3,660,000 options as part of the authorized Employee Stock Ownership Plan (ESOP) we adopted on February 14, 2005. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

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

                           APPLIED DNA SCIENCES, INC.

Date:  August 15, 2005                        By: /s/ PETER BROCKLESBY
                                                  ---------------------
                                              Peter Brocklesby
                                              President
                                              (Principal Executive Officer)

Date:  August 15, 2005                        By: /s/ KARIN KLEMM
                                                  ----------------
                                              Karin Klemm
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)