Form 10KSB
period 2005-09-30
APPLIED DNA SCIENCES INC
filed 2006-01-12
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

--------------------------------------------------------------------------------

                        Commission File Number 002-90539


                           APPLIED DNA SCIENCES, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       59-2262718
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation  or organization)

 25 Health Sciences Drive, Suite 113
     Stony Brook, New York                 11790               (631) 444-6862
(Address of principal executive office) (Postal Code)       (Issuer's telephone
                                                                  number)

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $29,662,093.50 as of December 5, 2005.

Number of outstanding shares of the registrant's par value $0.001 common stock as of December 5, 2005: 112,380,392

--------------------------------------------------------------------------------

                           APPLIED DNA SCIENCES, INC.
                                   FORM 10-KSB
                  For the Fiscal Year Ended September 30, 2005


Part I                                                                               Page

Item 1.   Description of Business.                                                    3

Item 2.   Description of Property.                                                    14

Item 3.   Legal Proceedings.                                                          14

Item 4.   Submission of Matters to a Vote of Security Holders.                        15



Part ll                                                                              Page

Item 5.   Market for Common Equity and Related Stockholder Matters.                   16

Item 6.   Management's Discussion and Analysis or Plan of Operation.                  17

Item 7.   Financial Statements                                                        F-1

Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.                                                   36

Item 8A.  Controls and Procedures.                                                    36

Item 8B.  Other Information.                                                          36


Part lll                                                                             Page

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.                          37

Item 10.  Executive Compensation.                                                     39

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                             41

Item 12.  Certain Relationships and Related Transactions.                             44

Item 13.  Exhibits.                                                                   45

Item 14.  Principal Accountant Fees and Services.                                     48


Signatures.                                                                           49

                                     PART I


FORWARD-LOOKING INFORMATION

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

     Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking  statements,  which  speak  only as of the  date of this  Annual
Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.adnas.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

CORPORATE HISTORY

     We are a Nevada corporation, which was initially formed under the laws of the state of Florida as Datalink Systems, Inc. in 1983. We changed names and then redomesticated to Nevada in 1998, and in 1999, became ProHealth Medical
Technologies, Inc. In November of 2002, we changed our corporation name to Applied DNA Sciences, Inc. in connection with a reverse merger. As a result of the reverse merger, we changed our business to that of our acquirer, which involves researching, developing and selling security and anti-counterfeiting products that utilize plant DNA for verification purposes. During this time, most of our efforts were focused on research and development and the execution of an exclusive license, as described further herein.

OVERVIEW

     Every living organism has a unique genetic composition (DNA code or DNA sequence) that determines the character and composition of its cells. Genetic specificity is determined by the sequence of nucleotides in the organism's DNA. Our technical platform involves isolation of botanical genes that are fragmented and then reconstituted to form unique "chimers" whose sequences are known only to us. These chimers are stabilized for use for hundreds of years by a unique encapsulation system that is compatible with a broad universe of chemistries. This adaptability allows us to embed our unique DNA primers in petroleum and petroleum derivatives, inks, dyes, laminates, glues, threads, textiles and other materials. Once embedded in a product, we offer proprietary methods to free the unique chimers from encapsulation and embedment, whereupon the chimers are detected by our complimentary primers using methods well established in molecular biology. Detection of the chimeric sequence unique to a particular item allows us to authenticate its origination

     We provide a platform of proprietary, embedded DNA products that protect consumers, corporations and governments from counterfeiting, fraud, piracy, product diversion and unauthorized intrusion. Our technologies are protected by a broad array of intellectual property. We offer a cost effective method to detect, deter, interdict and prosecute counterfeiting enterprises.. This technology can also be used to authenticate microchips and circuit boards that contain them. The DNA AC (anti-counterfeit) biochip is a product in which DNA is embedded into a microchip. When biochips are embedded into circuitry, the biological data can be read electronically and the component can be authenticated. The biochip acts like a gatekeeper to guard the access to the device; only once an authorized user is verified, can the device be accessed. Without authentication, the device will not operate.

     Sectors of commerce that could benefit from our products include: corporations, federal government agencies, information technology, security and surveillance, entertainment media, the arts, cosmetics, pharmaceutical and biometrics, as well as vertical retail markets. Our applications can also enhance capabilities of product origination, identification verification, and validation of the source of components for critical manufacturing, defense, medical and other highly-integrity or secure products.

     Our mission is to become the recognized standard in providing total security solutions to protect consumers, corporate and intellectual property from counterfeiting and fraud. We intend to deliver our products to a global market by selling directly to manufacturers, and via strategic business development agreements with recognized leaders in the security industry and through collaborations with leading security consultancy companies.

     We believe that we have a very seasoned and experienced management team. Our combined executive team has extensive professional experience in the areas of anti-counterfeiting technology, microchip development, printing, marketing, IP development and exploitation, and cross-corporate -license development. Dr. Hayward is a molecular biologist and has spent 20 years commercializing biotechnologies and has successfully developed several companies. Dr. Sheu is trained as a molecular biologist and has more than 10 years of experience in developing and commercializing DNA related applications, including DNA security and DNA vaccines. He has been a consultant for many well-known biotechnology companies and he is the founder of Biowell Technology Inc. Dr. Liang is the chief scientist involved in developing DNA security-related applications. He was also a founding member of Biowell.

AGREEMENT WITH HOLOGRAMMAS S.A. DE C.V. (HOLOMEX)

     On November 10, 2004, we entered into a joint product development and marketing agreement with Holomex, pursuant to which we agreed to work together to jointly develop products utilizing Holomex's holographic packaging and label products and our DNA security products. All products developed will be jointly owned by the companies. All costs, expenses and revenues will be divided between the parties as established on a product-by-product basis. The agreement remains in full force and effect until such time as patents for jointly developed products and their extensions expire and/or as long as both parties continue to produce and market the products, whichever is longer. Either party may terminate the agreement upon 120 days written notice, during which time the non-terminating party has the right to purchase from the terminating part all rights to the products and intellectual property jointly owned.

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CRADA) WITH THE DEPARTMENT OF ENERGY

     On September 2, 2004, we entered into a CRADA with Bechtel BWXT Idaho, LLC, a national laboratory contractor with the Department of Energy. As allowed pursuant to the CRADA, we received notice from the DOE that they have decided to terminate the CRADA, effective January 23, 2006. The DOE laboratories have provided third party detection and authentication of items which had been tagged with embedded DNA sequences by us.

SUB-LICENSING AGREEMENT

     In July of 2003, we, Biowell and G. A. Corporate Finance Ltd. entered into a Sub-License Agreement for the United Kingdom in exchange for $3,000,000. G. A. Corporate Finance Ltd. paid $25,000 upon its execution of the Agreement, and the remaining $2,975,000 is subject to an interest bearing promissory note, payable in twenty (20) consecutive quarterly installments of Principal and Interest in the amount equal to the lower of $185,937.50 or 35% of gross revenues for that quarter due on the final day of the quarter.

     The minimum guarantees that G. A. Corporate Finance, LLC must meet each year of the license agreement to retain the exclusive license for the technologies are as follows:

        Year                       Minimum Guarantee
        ----                       -----------------
      1st year                  $50,000 gross purchase orders
      2nd year                  $150,000 gross purchase orders
      3rd year                  $300,000 gross purchase orders
      4th year                  $360,000 gross purchase orders
      5th year                  $432,000 gross purchase orders

     Due to the lack of marketable products since execution of this agreement, we suspended the payment under the note and the minimum guarantees owed to us. We are currently in negotiations with this sub-licensee to either amend or terminate this agreement.

     As with our Exclusive License Agreement with Biowell, our UK Sub-Licensee will have the opportunity to apply for new product licenses, which can remain exclusive in its territory for the first eighteen months.

RECENT DEVELOPMENTS

     On July 15, 2005, we closed upon the stock purchase agreement with Biowell Technology Inc., a Taiwan corporation, that was executed on January 28, 2005. Pursuant to the agreement, through our wholly-owned subsidiary, APDN (B.V.I.) Inc., a British Virgin Islands company, we acquired all of the issued and outstanding shares of Rixflex Holdings Limited, a British Virgin Islands company. Pursuant to an asset purchase agreement, Biowell Technology, Inc. transferred all of its intellectual property to Rixflex prior to our acquisition of Rixflex. In exchange for all of the issued and outstanding shares of Rixflex, we issued to the shareholders of Rixflex 36 million shares of our common stock.

     The   intellectual   property  governs  the  use  of   plant-derived,   but
biosynthetically modified DNA sequences to identify original commercial and consumer products, private and government documents, artwork and other items. The intellectual property uses synthetically created DNA fragments that have unique characteristics and one-of-a-kind sequences. Our proprietary DNA-embedded biotechnology solutions protect these items from counterfeiting, fraud, piracy, product diversion and unauthorized intrusions. Our technologies are applicable to a large percentage of global trade.The technologies offer a cost effective method to detect, deter, interdict and prosecute global counterfeiting organizations. Our platform may be integrated with pre-existing alternative anti-counterfeit technologies, such as inks, thread, labels, microchips, glues, paints and holograms. The intellectual property defines methods that tag and authenticate the DNA fragments to ensure that the product has not been tampered with or counterfeited.

     In connection with the closing with Biowell, we terminated the license agreement that we had previously entered into with Biowell in October 2002, under which we had the exclusive right to sell, market, and sub-license Biowell's technology within the United States, the European Union, Canada, Mexico, Colombia, Saudi Arabia and the United Arab Emirates.

     In connection with the closing with Biowell, we entered into a license agreement with Biowell, whereby we granted Biowell an exclusive license to sell, market, and sub-license our products in selected Asian countries. The exclusive license for such selected territories is for an initial period of until December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies we develop and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay us 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. The territories and minimum net sales are as follows:

  -------------------------- ----------------------------------------------------------------------------
  COUNTRY                                             MINIMUM ANNUAL NET SALES
                                                            (US DOLLARS)
  -------------------------- -------------- --------------- -------------- -------------- ---------------
                             YEAR 1         YEAR 2          YEAR 3         YEAR 4         YEAR 5
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  AUSTRALIA                  200,000        250,000         500,000        750,000        1,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  AFGHANISTAN                ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  BANGLADESH                 ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  BHUTAN                     ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  BRUNEI                     ZERO           100,000         250,000        400,000        500,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  CAMBODIA                   ZERO           100,000         250,000        400,000        500,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  CHINA                      1,000,000      2,000,000       4,000,000      6,000,000      8,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  INDIA                      500,000        1,000,000       2,000,000      3,000,000      4,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  INDONESIA                  500,000        1,000,000       2,000,000      3,000,000      4,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  JAPAN                      500,000        1,000,000       2,000,000      3,000,000      4,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  SOUTH KOREA                250,000        500,000         1,000,000      2,000,000      4,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  LAOS                       ZERO           100,000         250,000        400,000        500,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  MALAYSIA                   ZERO           250,000         500,000        1,000,000      2,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  MYANMAR                    ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  PAKISTAN                   ZERO           100,000         250,000        400,000        500,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  PHILIPPINES                100,000        250,000         500,000        750,000        1,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  SINGAPORE                  ZERO           100,000         250,000        400,000        500,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  SRI LANKA                  ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  TAIWAN                     250,000        500,000         1,000,000      2,000,000      4,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  THAILAND                   250,000        500,000         1,000,000      2,000,000      4,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  VIETNAM                    250,000        500,000         1,000,000      2,000,000      4,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  UAE                        ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  BAHRAIN                    ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  CYPRUS                     ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  IRAN                       ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  IRAQ                       ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  JORDAN                     ZERO           100,000         250,000        500,000        750,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  KUWAIT                     ZERO           100,000         250,000        500,000        750,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  LEBANON                    ZERO           25,000          50,000         100,000        100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  OMAN                       ZERO           100,000         250,000        500,000        750,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  QATAR                      ZERO           100,000         250,000        500,000        750,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  SAUDI ARABIA               ZERO           500,000         1,000,000      2,000,000      4,000,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  SYRIA                      ZERO           100,000         250,000        500,000        750,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  YEMEN                      ZERO           100,000         250,000        500,000        750,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------
  TOTAL                      3,800,000      9,625,000       19,800,000     33,600,000     52,100,000
  -------------------------- -------------- --------------- -------------- -------------- ---------------

     We have subsequently amended the license agreement to state that any country that has been identified by the U.S. State Department as state sponsors of terrorism or are subject to economic sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control will not be a territory under the license agreement until such time as that country has been removed from such list of state sponsors of terrorism and are not subject to economic sanctions by the U.S. Treasury Department's Office of Foreign Assets Control. As Syria and Iran are currently recognized by the U.S. State Department as state sponsors of terrorism and are subject to economic sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control, the sections of the license agreement concerning those countries shall be suspended until such time as those countries have been removed from the list of the U.S. State Department as state sponsors of terrorism and are no longer subject to economic sanctions administered by the U.S. Treasury Department's Office of Foreign Assets Control.

     In addition, we entered into a consulting agreement with Timpix International Limited for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with us. Such consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, we shall pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by us, the monthly consulting fee shall be reduced accordingly. We have negotiated an agreement in principle to restructure the Consulting Agreement, whereby, fees owed to Timplex from July 2005 through December 2005 will be waived, and salaries for each of the three consultants will be reduced starting January 1, 2006.

OUR PRODUCTS

     With our acquired proprietary DNA technologies from Biowell, we will be working to provide complete DNA anti-counterfeit and fraud prevention solutions. We will offer comprehensive and price-competitive products and solutions. The key characteristics of the DNA biotechnology are as follows:

     Unique and Impossible to Replicate DNA Codes -- specially processed DNA fragments, with unique characteristics and one-of-a-kind sequences, are used. The embedded DNA concentration is extremely small (3-5 ppm) and cannot be analyzed unless proprietary primers and reagents are used.

     Easy to Customize -- We can tailor the DNA marker to meet the customer's product marking requirements to mark a product, a specific country or factory of origin and all associated Quality Assurance and shipping documents. The DNA codes can be generated based on one or more DNA sources and one or more anti-counterfeit technologies.

     Easy and Quick to Use -- With the advanced DNA testing kits and detection devices, a fast read-out can be obtained for on-site verification. The authentication process can be performed quickly. Quantitative, or Real-time PCR methods can produce authentication in less than 15 minutes using portable devices. We are working to condense this time course.

     Low Cost and High Accuracy - Only a minimal amount of DNA is needed to provide forensic accuracy and proof of authenticity. It is a cost effective and secure method for authentication and t prevention of counterfeiting.

     Our technologies enable integration with other technologies that permit line-of-sight instant verification (via DNA holograms) and forensic verification in inks, threads, etc. We believe that these combined products will provide an effective and timesaving deterrent against counterfeiters and smugglers.

     Broad Applications -- DNA anti-counterfeiting technology can be applied to almost any product on the market. The edible DNA ink is safe to consume and can be used on tablets or capsules ensuring against counterfeiting pharmaceuticals.

DNA MARKERS

     Our first products available for sales directly by us are anti-counterfeiting products that have already been sold by Biowell to Asian customers and have been tested in the marketplace prior to our acquisition of Biowell. These products have included DNA-embedded teabag labels, liquor labels, food product labels and other DNA-ink-dependent products.

     Our second product is a DNA-encrypted hologram. The product is embedded together with additional security features and has been sold by Biowell for application to over 600 million CD's and DVD's as an anti-counterfeiting technology deployed by the Government of the People's Republic of China. As of June 2005, this product has been established by the Government of China as the new national standard for DNA-based encryption and authentication. Applied DNA Sciences has also developed a DNA-encrypted hologram together with Holomex.

     Our third anti-counterfeiting product is a DNA Marker, embedded in a bonding agent for thread that can be used to authenticate textile products. The DNA Marker can be applied to the finished garment, bag, purse, shoe or domestic household product (linens, etc). As the DNA Marker can be applied to any fabric from cotton to wool, this will help textile vendors and governments determine the origin of thread, yarn and fabric through to the high-end garment and luxury fashion accessory manufacturers who suffer lost sales and product diversion at the hands of counterfeiters. DNA Marker protection will also help preserve jobs at the legitimate textile and clothing manufacturers as well as ensuring that the proper taxes are collected on textiles and garments from authorities. The DNA Marker will remain effective into the 22nd century and will be detectable throughout the different manufacturing stages without degrading. It can be detected in a variety of manners from inspection under UV light to laboratory forensic analysis that authenticates it to a certainty of 99.9999 percent. The efficacy of the DNA Marker was tested and verified by US Federal Government Laboratories in late 2005. We will continuously assess the anti-counterfeit needs of markets, companies and governmental organizations and will develop proprietary technologies, solutions and products for these opportunities

INKS

     DNA anti-counterfeit ink has been developed as two major applications. The first ink is Biowell's unique anti-counterfeit ink (covert ink), which can be authenticated at a forensic-science level of certainty with detailed DNA analysis performed in a laboratory or on site using PCR methods.

     The second application is an enhanced version of the first, integrating into the original anti-counterfeit ink an additional instant detection function for on-site authentication (overt ink).

     This instant verification process has been designed to allow sampling at any point in the product supply chain. By swabbing a "Q-tip" embedded with a fluid containing a special activation buffer across the authentic DNA ink surface, a biochemical reaction occurs between the coating of the DNA molecules in the ink and the buffer fluid. This reaction manifests as a reversible color change, with the ink changing color from blue to pink, and back to blue within seconds. Testing can be repeated at various checkpoints throughout the product supply chain. This ink can be embedded into special tamper-proof labels or directly into packaging, lottery tickets, etc to enable simple on-the-spot verification. The DNA-labels represent a "first" in its ability to enable consumers to validate a product before purchase, ingestion, etc. The implications for the food, beverage, pharmaceutical and other industries are significant.

     DNA ink can be applied to:

     o General Company Use: trade marks, patents, company logos, important documents
     o    Financial industry: currency, stocks, checks, bills, bonds, checks
     o    Retail: event tickets, VIP tickets, clothing labels
     o    Medicines: capsule and pill surface printing
     o    Inner package: foil blister packs
     o    Outer package: boxes, bottles
     o Fine Art and Collectibles: paintings, artifacts, antiques, stamps, coins, documents, collectibles and memorabilia
     o Others: lottery tickets, inspection stamps, custom seals, passports, visas, etc.

     Virtually any item that can be duplicated now can be protected with any of these DNA ink applications. The applications are cost-effective and can be adapted to any company's current branding, product tracking, or other anti-counterfeiting program.

DNA LABELS

     DNA anti-counterfeit ink can be applied to paper or woven garment labels. It can also be printed onto logos or on any other surface. Labels are printed with the proprietary ink containing the specific authentication DNA code for a manufacturer. The labels can then be easily tested for authenticity.

     Knowledge that the labels are DNA-imprinted and can be quickly and easily verified serves as a deterrent to counterfeiters. We believe this in itself will create a demand for the proprietary DNA ink-impregnated label technology.

DNA MICROCHIPS

     Computer and electronic signals constitute the basis for most corporate security systems. These systems are of similar function and design, and are susceptible to duplication, penetration and counterfeit. The polymorphism of DNA is significantly more complex than electronic signals, and better suited for security systems.

     The DNA chip card is intended for both authentication of the card and identification of an individual. For that purpose, a specific DNA (group ID) is assigned to a set of DNA chip cards, along with an individual's identification information, which is recorded in the chip's memory. A reader module is configured to recognize (and therefore verify) only the chip carrying the correct group ID. Any DNA chip card with different group ID, or indeed any other chip card, will be rejected by the DNA chip card reader.

     The DNA chip uses botanical DNA, which is artificially re-constructed. Each user group has the same DNA code. Individuals are differentiated in the system by identification codes stored in the chip's memory. In addition, the DNA chip can be configured for the customer to have a particular person's own DNA as the source DNA for that user group. The DNA chip generates unique signals and will not function properly once removed from the casing. The empty chip is not available anywhere else on the market, thus making it impossible to counterfeit. Once the imbedded DNA chip is sabotaged or removed the chip, it will cease functioning, thus preventing data on the chip from being duplicated.

     The signal of a DNA chip is generated through an interaction between DNA and a specially devised mechanism known as a DNA chip reader. A real DNA chip will generate an analog signal upon receiving a signal from a card reader and send back an encoded signal to the reader after the chip is stimulated. An LCD display screen provides immediate authentication by reading the unique DNA signals embedded in the chip.

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

     The DNA encrypted microchip won the prize for Best New Technology for Security Access at the Conference of the Security Industry Association held in Washington DC in late 2004, in competition against some of the world's largest corporations. Shortly thereafter, we were inducted into the InteGuard Alliance, a consortium of 29 major companies providing security services and security technology to the US Government. We believe that the DNA chip system is more secure than all other systems; since it cannot be copied or hacked, and works with specially configured readers.

         The DNA biochip can be applied to many products. For example:

               o    Security ID cards
               o    Passports
               o    Licenses
               o    Credit and ATM cards
               o    Debit cards
               o Consumer merchandise (CDs, VCDs, DVDs, notebook computers, PDAs, handbags, etc.)
               o    Other   applications   where   authentication   is  required
                    (antiques, paintings, security access, ignitions, etc.)

INTELLECTUAL PROPERTY

     Key to our success is ongoing research and development. We have over 12 patents pending. While patents are an important asset, they are not the only instruments used to sequester a competitive position for us. We are developing numerous tools to maintain technical superiority, which includes licensing other component and complementary technologies that will keep pace with our speed to market efforts.

     We regard our trade secrets and other intellectual property as an integral component of our success. We rely on patent law, trademark law, trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect our intellectual property. Effective patent, trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, if our third-party confidentiality agreements are breached there may not be an adequate remedy available to us. If our trade secrets become publicly known, we may lose our competitive position.

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

Patents Pending

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Patent Name                    Application No.             Filed by                    Date Filed                  Jurisdiction
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
A Method of Utilizing          089108443                   Biowell (1)                 March 17, 2000              Taiwan
Nucleic Acids as
Markers for Product            00107580.2                                              May 18, 2000                China
Anti-Counterfeit Labeling
and Verification               09/832,048;                                             April 9, 2001               United States
                               published 20020187263-A1
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
EppenLocker (A                 089204158                   Biowell (1)                 March 10, 2000              Taiwan
Leakage-Prevention Apparatus
of Microcentrifuge)
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Multiple Tube Structure for    089210575                   Biowell (1)                 June 20, 2000               Taiwan
Multiple in a Closed
Container
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Processing          89111477                    Biowell (1)                 June 12, 2000               Taiwan
Multi-PCR in Closed Vessel
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Mixing Nucleic      2002-294229                 Biowell (1)                 August 31, 2002             Japan
Acid in
Water Insoluble Media and      03007023.9                                              March 27, 2003              European
Application Thereof                                                                                                Patent Office
                               92121973                                                August 11, 2003             Taiwan
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Hiding Secret       92121490                    Biowell (1)                 August 6, 2003              Taiwan
Message Carrying a DNA
Molecule and a Method for      pending                                                 August 6, 2003              China
Decoding the Secret Message
Hiding by thereof
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Method for Transferring        92119302                    Biowell (1)                 July 15, 2003               Taiwan
Giveback Funds by
Recognizing Plurality of       03150071.4                                              July 31, 2003               China
Objects
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
Anti-Counterfeit Chip          None                        Biowell (1)                 To be filed                 Taiwan
Recognizing Device
                                                                                                                   China
------------------------------ --------------------------- --------------------------- --------------------------- -----------------

------------------------------ --------------------------- --------------------------- --------------------------- -----------------
A System and Method for        60/463215                   Biowell (1)                 April 16, 2003              United States
Marking Textiles Using DNA
                                                           Applied DNA Sciences
------------------------------ --------------------------- --------------------------- --------------------------- -----------------
A System and Method for        2004/012031                 Applied DNA Sciences        April 15, 2004              United States
Marking Textiles Using
Nucleic Acids
------------------------------ --------------------------- --------------------------- --------------------------- -----------------
System and Method for          10/825968                   Applied DNA Sciences        January 21, 2004            United States
Authenticating Clients on a
Local Area Network Using
Nucleic Acids

(1) All patent applications filed by Biowell have either been assigned to us or are in the process of being assigned to us.

CUSTOMERS

     We do not currently have any revenue-generating customers at this point. Our targeted client base includes major corporations, government entities and educational institutions. We will provide DNA chip technology, DNA ink technology as well as DNA profiling/tagging technology through various types of resale agreements. We will apply these technologies to labels and security ink, to a chip and reader as well as textile markers and agriculture profiling.

COMPETITION

     The anti-counterfeit and fraud prevention market is highly competitive and diverse. Since we believe that other forms of anti-counterfeiting and security measures can be easily defeated, we expect that utilizing DNA, which cannot be replicated, will garner great demand from the market. Some examples of biotechnology and other security technologies include:

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

     Some of the bigger competitors in the field of anti-counterfeiting and fraud protection include:

     o    DNA Technologies, Inc.
     o    Art Guard International
     o    Theft Protection Systems
     o    Cypher Science (United Kingdom) Mt. Sinai Hospital
     o    ChemTAG (Norway)
     o    NTT DATA Labs (Japan)
     o    November AG.

EMPLOYEES

     As of January 1, 2006, we employ 5 full-time employees, of which two are in management and three are sales & marketing executives. We expect to add approximately 10 scientists and technical staff in R&D and product development in the first half of 2006. Our recent restructuring of management and staff has resulted in terminations and relocations of certain employees. We are negotiating the final elements of our restructuring in early 2006. These actions may cause short-term acrimony with our employees, but we believe that our relations with our current employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Presently, we maintain our principal office at 25 Health Sciences Drive, Suite 113, Stony Brook, New York 11790. We signed a lease for our office and laboratory space located in the Long Island High Technology Incubator facility located within the campus of the State University of New York in Stony Brook in November 2005. The laboratory and office space is provided to us for $50,000 per year. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. We maintain a website at www.adnas.com.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

CRYSTAL  RESEARCH  ASSOCIATES,  LLC V. APPLIED DNA SCIENCES,  INC.,  DOCKET NO.:
L-7947-04

     On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us for $13,000 in the Superior Court of New Jersey, Middlesex County. We intend to move to vacate the default judgment on various grounds. We dispute the allegations of the complaint and we intend to vigorously defend this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

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


     The following table sets forth the quarterly quotes of high and low prices for our Common Stock on the OTC Bulletin Board during the fiscal years September 30, 2004 and September 30, 2005. In February of 2003, we changed our year end to September 30. We changed our fiscal year end in connection with a reverse merger we entered into in December 2002, in which the acquirer for accounting purposes had a fiscal year end of September 30. For ease of fiscal reporting, we adopted the same fiscal year end.

                   Fiscal 2005                 Fiscal 2004
                   -----------                 -----------
                   High          Low           High              Low
                   ----          ---           ----              ---
First Quarter      $2.39         $0.42         $3.54             $2.45
Second Quarter     $1.83         $0.78         $3.55             $1.51
Third Quarter      $1.01         $0.58         $2.55             $0.71
Fourth Quarter     $0.74         $0.48         $0.96             $0.43

HOLDERS

     As of December 5, 2005, we had approximately 1,285 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

DIVIDENDS

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALE OF UNREGISTERED SECURITIES

     None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the "Risk Factors" section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

PLAN OF OPERATIONS

SALES AND MARKETING

     Our revenues will come from three sources:

     1)   direct sales to manufacturer,
     2)   sales through our OEM relationships, and,
     3)   authentication (laboratory) services.

     We employ a multi-tier sales and marketing strategy involving our marketing and sales staff working together with high-level contacts in target industries and our OEM base. We are attempting to develop strategic alliances and marketing partners by setting up alliances with Biowell's technology partners, granting licenses to existing anti-counterfeit suppliers and partner with industry leaders for intellectual property development.

     We are cognizant that no technology exists today to enable someone in the street to ascertain, at the point of purchase, whether an expensive product, or a child's foodstuff, or pharmaceutical product is genuine, worth the money being paid and safe to use or ingest. No brand owner is able to rapidly determine whether a product is real of fake. Many multi-billion dollar brands have no technology to protect against counterfeiting, to detect its occurrence and to interdict or prosecute the counterfeiter. No company has the capability to determine with forensic certainty that it is subject to attack. Such companies remain seriously exposed to product liability, loss of consumer confidence and loss of revenues. Governments have no rapid detection system to determine at the point of entry, inspection or seizure whether products are real or fake. A major thrust of our marketing efforts is to work with consumer groups, media, corporate officers, government departments, Customs, insurers and others to bring home the message that, in a world of criminality and terrorism, no-one is safe.

BUSINESS STRATEGY AND APPROACH

     We have established integrated business operations addressing and servicing the needs of the global security marketplace on the part of corporations and governments for; anti-counterfeiting, fraud prevention, product authentication, brand protection, supply chain management and protection.

INTELLECTUAL PROPERTY DEVELOPMENT, PRODUCT OPERATIONS & PARTNERSHIPS

     We have proprietary DNA security technology, and develop security solutions that protect corporate and intellectual property from counterfeiting, fraud, piracy and product diversion using botanical DNA as an encrypted/code molecule that can be embedded in inks, paper, substrates, liquids, textiles, thread, plastics, holograms and microchips.

     We produce security solutions customized to our customer's needs. We market and sell DNA anti-counterfeit and fraud prevention solutions that integrate into, and layer with, existing security solutions. These DNA security features are integrated at the original equipment manufacturer level with ink, paper, liquids, thread and hologram producers, who in turn sell/supply finished security products such as primary and secondary product packaging for pharmaceuticals, beauty products, textiles, currency, passports, ID cards, etc. We have strict protocols for specifying, integrating, testing, shipping and confirming the presence of DNA in any given product.

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

MANAGEMENT STRATEGY

     We anticipate a period of rapid change as we begin commercialization of the products now available subsequent to: a) the signing of our licenses with Biowell, b) the establishment of our prototyping labs at Stony Brook, and c) the availability of products that have recently been commercialized in Asia by Biowell.

     We have organized our resources to manage our commercialization effectively, optimizing the delivery of new prototypes for customers, and managing outsourcing especially through our OEMs. Our Chief Executive Officer is responsible for the strategic direction, coordinating with our overseas technology partner Biowell and scientific development as well as corporate governance and operations. Our President is responsible for business development, including relations with US and foreign government agencies, developing business relationships with target corporations and OEM's, and securing revenues. Our Chief Financial Officer covers overall financial management, financial reporting, corporate administration, investors relations. Our marketing department develops strategic awareness of our technologies across target industry sectors, their associated media and lobbying companies and liaises with regulatory bodies (EPA, FDA, etc) and industry Associations (CTFA, PHARMA, etc). Our sales department covers specific industries, such as the pharmaceutical, packaging, ink, cosmetic and comestible sectors and acts as our media spokesperson, clarifying for the pharmaceutical and nutraceutical industries, allied health professionals and consumers the advantages of our anti-counterfeit, diversion and piracy applications and products. Our Chairman oversees the Biowell and Stony Brook DNA production Laboratories and the development of core DNA sciences for current and future applications. Our Strategic Technology Development Officer is principally engaged in the productization of DNA markers for specific industry applications, and for liaison with corresponding scientists from our principal OEM partners, e.g., petroleum markers, chemical markers, markers for precious stones, DNA-encrypted inks, DNA markers for the pharmaceutical industry, etc.

CONSULTANT & ENFORCEMENT OPERATIONS

     As nations are threatened by terrorism and corporations try to prevent corporate fraud, counterfeiting, product diversion and industrial espionage, the need for secure anti-counterfeiting and identification systems increases. Our technology can provide important and cost-effective support for local, state, and federal governments as well as corporations doing business with highly sensitive information or products susceptible to counterfeit. Our anti-counterfeiting technology can be used for the following types of identification and important government documents:

     o Passports
     o Green cards
     o Visas
     o Driver's licenses
     o Social Security cards
     o Student visas
     o Military ID's
     o Other important Identity cards and official documents

     We intend to work in collaboration with Biowell and other security organizations in order to continue to research and develop new product lines derived from, but not limited to, DNA technology. Research and development of new product lines is an ongoing commitment and is currently underway in the Biowell labs and will continue in the U.S. at our new facilities being established at the Long Island High Technology Incubator (LIHTI) at Stony Brook University in New York. Research and development objectives include the development of a new line of detection technologies that will provide faster and more convenient ways to authenticate DNA, continuous effort to incorporate our DNA markers with various products for new applications, and establishment of a leading DNA authentication service lab. We believe that we will obtain commercial revenues for these efforts within 12-24 months, although no assurances can be given that we will ever generate revenues. Our prototyping laboratory will customize "off-the-shelf" products for new customers on a case-by-case basis. These new products are typically newly configured labels, inks or packing elements. We have identified several options for remote detection and faster detection methodologies.

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

INTERNATIONAL SUB-LICENSE OPERATIONS

     Developing Technology - We have an in-depth understanding of DNA microchip design and applications. We will jointly develop DNA-holograms and DNA-Hologram-RFID devices, DNA-inks, DNA-dyes and DNA-security labels with leading original equipment manufacturers in these specialist fields.

     We will utilize our existing relationships and develop new ones to introduce our anti-counterfeiting technology to generate business. Each industry has unique requirements and needs for their anti-counterfeit solutions, and we believe our DNA technology will provide maximum security technologies. For example, our smart packaging solutions with DNA security markers in ink, paper and holograms has widespread application in packaging for pharmaceuticals, cosmetics, automotive markets, passports, ID's and currency. Our proprietary technology offers immediate and affordable detection and security for their brands and products.

     Strong Technology Alliances - Our technology can also provide advanced security dimensions to:

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

     o    stock-based compensation
     o    fair value of intangible assets

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

     From its inception, the Company has incurred significant costs in connection with the issuance of equity- based compensation, which is comprised primarily of our common stock and warrants to acquire our common stock, to non-employees. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

     We account for equity based compensation, issued to non-employees in exchange for goods or services , in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

FAIR VALUE OF INTANGIBLE ASSETS

     We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby we periodically test our intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

     On July 12, 2005, we acquired certain intellectual properties from Biowell through an Asset Purchase Agreement in exchange for 36 million shares of our restricted common stock having an aggregate fair value at the date of issuance of $ 24,120,000. The value of the acquired intangible assets was $ 9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction.

     The identifiable intangible assets acquired and their carrying value at September 30, 2005 are:


                                                                     Weighted
                                                                      Average
                   Gross                                            Amortization
                 Carrying      Accumulated                Residual     Period
                  Amount       Amortization    Net         Value      (Years)
               ------------- --------------- ------------ ---------- ----------
 Amortizable
 Intangible
 Assets:

 Intellectual
 Property       $9,430,900       $336,818      $9,094,082         -     7

 Patents            34,237         11,764          22,493         -     5

 Total
 Amortized
 Identifiable
 Intangible      $9,465,137      $348,582      $9,116,575         -     6.99
                 ----------      ========      ----------         -
 Assets

     Total amortization expense charged to operations for the year ended September 30, 2005 and 2004 were $346,825 and $1,756.

     Estimated amortization expense as of September 30, 2005 is as follows:

         2006                       $  1,357,279
         2007                          1,357,279
         2008                          1,349,748
         2009                          1,347,271
         2010 and after                3,704,998
         Total                      $  9,116,575

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

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

REVENUES

     From our inception on September 16, 2002, we have not generated revenues from operations. We believe we will begin generating revenues from operations in the fiscal year as we transition from a development stage enterprise to that of an active growth stage company, although no assurances can be given that we will generate any revenues from operations.

COSTS AND EXPENSES

     Selling, general and administrative expenses for the twelve months ended September 30, 2005 compared to 2004 increased 146% to $42.662 million from $17.342 million in the prior period. See a discussion of non cash items below in the Liquidity & Capital Resources section. Included within the $25.320 million increase compared to the twelve months ended September 30, 2005 is $14.689 million in expensed intellectual property acquisition costs occurring during the quarter ended September 30, 2005, $4.714 million in fund raising and consultant costs, $3.960 million in ESOP compensation to employees, $1.232 million in increased salaries and wages due to higher headcount, $777,000 in penalty shares related to the pending SB-2 registration, $550,000 in higher royalty expense, $255,000 in higher facility rent as well as offsets of $857,000 in lower warrant expense and other.

     Research and development expenses increased $400,000 for the twelve months ended September 30, 2005 compared to 2004 from $239,000 to $639,000 primarily due to increased independent testing costs.

     In the twelve months ended September 30, 2005, depreciation and amortization increased $353,000 for the period compared to 2004 from $3,000 to $356,000. In the quarter ended September 30, 2005, we capitalized $9.431 million related to an intellectual property asset acquisition. As a result, we recorded amortization expense totaling $336,000 for the quarter ended September 30, 2005. We estimate a seven-year useful life that commenced during the fourth fiscal quarter of 2005.

     Total operating expenses increased to $43.657 million from $17.583 million, or an increase of $26.074 million as a result of the combination of factors listed above.

     Other income, for the twelve months ended September 30, 2005 increased to $5,000 from $1,000 in the same period of 2004, due primarily to the $3,000 of licensing fees received from Biowell during the quarter ended September 30, 2005.

     Interest expense, for the twelve months ended September 30, 2005 increased to $8.958 million from $1.776 million in the same period of 2004, an increase of $7.182 million due to $5.116 million due to increased beneficial conversion feature related to the sale of convertible debt and attached warrants in the year ended September 30, 2005. In 2005, we recorded beneficial conversion feature for debt totaling $5.116 million and $3.720 million for warrants. We charged $121,000 to interest expense related to other debt during the year ended September 30, 2005.

     Net loss for the twelve months ended September 30, 2005 increased to a loss of $52.610 million from a loss of $19.358 million in the prior period as a result of the combination of factors described above.

     In the quarter ended September 30, 2005, we issued 36 million shares of stock with a fair market value of $24.120 million to acquire intellectual property. We capitalized $9.431 million as an intangible asset and charged $336,000 to amortization expense for the year ended September 30, 2005. The remaining $14.689 million was charged to operating expense.

Liquidity and Capital Resources

     Our liquidity needs will come from working capital requirements, indebtedness payments and research and development expenditure funding. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.

     In 2005, we completed two sales of convertible debt. The first sale for $1.465 million was for $0.50 per share plus attached warrants for $0.75, while the second sale for $7.371 million was also for $0.50 per share plus attached warrants for $0.75. Additional private sales raised $243,000. Of the $9.079 million in total proceeds from the equity sales, we used the proceeds to fund financing fees, consultants and public reporting costs, salaries and wages, royalties, research and development, facility costs as well as and general working capital needs. Proceeds of $70,750 resulting from the exercise of 207,500 warrants occurred during the current period.

     Substantially all of the real property used in our business is leased under operating lease agreements.

     As of September 30, 2005, we had a working capital deficit of $2,552,278. For the year ended September 30, 2005, we generated a net cash flow deficit from operating activities of $9,116,000 consisting primarily of year to date losses of $52,610,000. Non cash equity adjustments included $8,836,000 for beneficial conversion amortization, $14,805,000 in net stock issued for consulting services, $14,689,000 in stock issued for intellectual property, $3,960,000 in stock issued for ESOP shares, $777,000 in penalty stock issued pursuant to the pending SB-2 registration, $956,000 for warrants issued to consultants and $(1,078,000) in cancelled shares for services previously rendered. Finally, non cash depreciation and amortizations totaled $350,000 and net liabilities and other increased by $199,000. Cash used in investing activities totaled $4,000, which was utilized for patent expenses. Cash provided by financing activities for the year ended September 30, 2005 totaled $9,150,000 consisting of $9,079,000 in proceeds from subscribed stock and 71,000 in exercised options proceeds.

     We expect capital expenditures to be less than $500,000 fiscal 2006. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

     Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

     Our registered independent certified public accountants have stated in their report dated October 21, 2005, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

     To obtain funding for our ongoing operations, we sold $1,465,000 in convertible promissory notes to 13 investors in December 2004. Each promissory note was automatically convertible into shares of our common stock, at a price of $0.50 per share, upon the closing of a private placement for $1 million or more. On January 28, 2005, we closed upon a private placement transaction in excess of $1 million, and on February 2, 2005, the promissory notes were converted into an aggregate of 2,930,000 shares of common stock. In connection with the sale of the convertible promissory notes, we issued 2,930,000 warrants to purchase shares of common stock. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.75 per share.

     To obtain funding for our ongoing operations, we conducted a private placement offering in January and February 2005, in which we sold $7,371,000 of 10% Secured Convertible Promissory Notes to 61 investors. The 10% Secured Convertible Promissory Notes automatically convert into shares of our common stock, at a price of $0.50 per share, upon the filing of this registration statement. In connection with the private placement offering, we have issued 15,242,000 warrants. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.75 per share.

     Since the conversion price was less than the market price of the common stock at the time the secured convertible notes were issued, we recognized a charge relating to the beneficial conversion feature of the secured convertible notes during the quarter in which they are issued, including the first quarter of fiscal 2005 when $1,465,000 of secured convertible notes were issued and the second quarter of fiscal 2005 when $7,371,000 of secured convertible notes were issued

     In connection with the private placement, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by February 15, 2005, or if we did not have the registration statement declared effective on or before July 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $257,985, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. We have currently decided to pay the liquidated damages due at this point in common stock, although any future payments of liquidated damages could be made in cash. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued approximately 390,887, 444,802, 368,550, 526,500, 806,204 and 1,289,927 shares of common stock per month, respectively, in liquidated damages.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

     Because of the following factors, as wells as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Relating to Our Business:
------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

     We incurred net losses of $52,610,380 for the year ended September 30, 2005 and $19,358,259 for the year ended September 30, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

     We will require additional funds to sustain and expand our research and development activities. We anticipate that we will require up to approximately $500,000 to fund our anticipated research and development operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations.

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

     In their report dated October 21, 2005, our independent auditors stated that our financial statements for the year ended September 30, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $75,425,414 during the period September 16, 2002 (date of inception) through September 30, 2005. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

OUR ACQUIRED TECHNOLOGY HAS YET TO BE INDEPENDENTLY VALIDATED.

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

A   MANUFACTURER'S   INABILITY   TO  PRODUCE  OUR  GOODS  ON  TIME  AND  TO  OUR
SPECIFICATIONS COULD RESULT IN LOST REVENUE AND NET LOSSES.

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

IF WE NEED TO REPLACE MANUFACTURERS, OUR EXPENSES COULD INCREASE RESULTING IN SMALLER PROFIT MARGINS.

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

IF A MANUFACTURER OF OURS FAILS TO USE ACCEPTABLE LABOR PRACTICES, WE MIGHT HAVE DELAYS IN SHIPMENTS OR FACE JOINT LIABILITY FOR VIOLATIONS, RESULTING IN DECREASED REVENUE AND INCREASED EXPENSES.

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

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MESSRS. SHEU, HAYWARD OR LIANG, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

     Our success depends to a significant extent upon the continued service of Dr. Jun-Jei Sheu, our Chairman of the Board of Directors, Dr. James Hayward, our Chief Executive Officer and Dr. Bejamin Liang, our Secretary and Strategic Technology Development Officer. We do not have employment agreements with Drs. Sheu, Hayward or Liang. Loss of the services of Drs. Sheu, Hayward or Liang could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Drs. Sheu, Hayward or Liang. We are not aware of any named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

     Inksure - $1.0 million
     DNA Technologies, Inc. - $22.6 million
     November AG - $5.8 million

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

     Pursuant to the terms of our private placement that closed in January and February 2005, if we did not have a registration statement registering the shares underlying the convertible notes and warrants declared effective on or before July 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $257,985, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. We have currently decided to pay the liquidated damages due at this point in common stock, although any future payments of liquidated damages could be made in cash. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued approximately 390,887, 444,802, 368,550, 526,500, 806,204 and
1,289,927 shares of common stock per month, respectively, in liquidated damages. The issuance of shares upon payment of liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

Risks Relating to Our Common Stock:
----------------------------------

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND WILL CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     As of December 5, 2005, we had 112,380,392 shares of common stock issued and outstanding and outstanding warrants to purchase 37,081,967 shares of common stock. All of the shares issuable upon exercise of our warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

ITEM 7.  FINANCIAL STATEMENTS.

                           APPLIED DNA SCIENCES, INC.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                       Page

Report of Independent Registered Public Accounting Firm                                 F-1

Consolidated Balance Sheet as of September 30, 2005                                     F-2

Consolidated Statements of Losses for the years ended September 30, 2005 and 2004
and the period September 16, 2002 (date of inception) to September 30,  2005            F-3

Consolidated Statement of Stockholders' Equity (Deficiency) for the period
September 16, 2002 (date of inception) to September 30, 2005                            F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2005 and
2004 and the period September 16, 2002 (date of inception) to September 30, 2005        F-16

Notes to Consolidated Financial Statements                                              F-17

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Applied DNA Sciences, Inc.
Los Angeles, California

     We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (a development stage company) as of September 30, 2005 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years ended September 30, 2005 AND 2004 and the period September 16, 2002 (date of inception) through September 30, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied DNA Sciences, Inc. (a development stage company) at September 30, 2005 and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004, and the period September 16, 2002 (date of inception) through September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

                  /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                  --------------------------------------------
                    Russell Bedford Stefanou Mirchandani LLP

McLean, Virginia

October 21, 2005, except for Note J, as to which the date is November 30, 2005

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET


                                                                                          September 30, 2005
                                     ASSETS
Current Assets:
Cash                                                                                             $  31,190
Other Current Receivables                                                                           12,429
                                                                                               ------------
       Total Current Assets                                                                         43,619


Property, Plant and Equipment (Note A)                                                              12,750
Less: accumulated depreciation                                                                      (4,686)
                                                                                               ------------
       Total Property, Plant and Equipment                                                           8,064

Other Assets:
Deposits                                                                                            14,262

Intangible assets:

Patents (net of accumulated amortization of $11,764) (Note B)                                       22,493
Intellectual Property (net of accumulated amortization of $336,818) (Note B)                     9,094,082
                                                                                               ------------
       Total Other Assets                                                                        9,130,837
                                                                                               ------------
                                                                                               $ 9,182,520
                                                                                               ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities                                                       $ 2,185,468
Note payable (Note C)                                                                              410,429
                                                                                               ------------
    Total  Current  Liabilities                                                                  2,595,897

Commitments and contingencies (Note I)

STOCKHOLDERS' EQUITY: (Note E)
Convertible Preferred Stock, par value $0.001 per share; 10,000,000 shares
authorized; 60,000 shares issued and outstanding at September 30, 2005                                   6
Common Stock, par value $0.001 per share; 250,000,000 authorized;
112,230,392 shares issued and outstanding at September 30, 2005                                    112,230
Additional paid in capital                                                                      81,879,801
Common stock subscribed                                                                             20,000
Deficit accumulated during development stage                                                   (75,425,414)
                                                                                               ------------
      Total stockholders' equity                                                                 6,586,623
      Total liabilities and stockholders' equity                                               $ 9,182,520
                                                                                               ============


           See accompanying notes to consolidated financial statements

                           APPLIED DNA SCIENCES , INC.
                         ( A development stage company)
                        CONSOLIDATED STATEMENTS OF LOSSES


                                                                                                       For the Period
                                                                                                     September 16, 2002
                                                       For the Year Ended     For the Year Ended      (Date Of Inception)
                                                          September 30,          September 30,      through September 30,
                                                              2005                  2004                    2005
                                                         ---------------        --------------      ----------------------
Operating expenses:
    General and administrative                           $   42,662,152         $  17,341,563       $          63,483,689
     Research and Development                                   638,873               238,535                     877,408
   Depreciation and Amortization                                356,266                 3,161                     359,427
                                                         ---------------        --------------      ----------------------
      Total expenses                                         43,657,291            17,583,259                  64,720,524
                                                         ---------------        --------------      ----------------------
Loss from operations                                        (43,657,291)          (17,583,259)                (64,720,524)
                                                         ---------------        --------------      ----------------------
Other income(expense)                                             4,957                 1,385                      31,342

Interest (expense)                                           (8,958,046)           (1,776,385)                (10,736,232)
Income (taxes) benefit                                                -                     -                           -
                                                         ---------------        --------------      ----------------------
Net loss                                                 $  (52,610,380)        $ (19,358,259)      $         (75,425,414)
                                                         ===============        ==============      ======================
Basic and diluted loss per common share (Note H)         $        (0.82)        $       (0.93)                      (2.12)
                                                         ===============        ==============      ======================
Weighted average common shares outstanding                   63,905,259            20,819,700                  35,570,559
                                                         ===============        ==============      ======================


           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005

                                                                                                                Deficit
                                                                           Additional                           Accumulated
                                      Preferred                            Paid in     Common      Stock        During
                           Preferred  Shares     Common      Common Stock  Capital     Stock       Subscription Development
                           Shares     Amount     Shares      Amount        Amount      Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share        -  $        -     100,000  $       10  $      990            - $        -  $        -  $    1,000

Net Loss                          -           -           -           -           -            -          -     (11,612)    (11,612)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance at September 30,
2002                              -           -     100,000          10         990            -          -     (11,612)    (10,612)
Issuance of common stock
in connection with merger
with Prohealth Medical
Technologies , Inc on
October 1, 2002                   -           -  10,178,352       1,015           -            -          -           -       1,015
Cancellation of Common
stock in connection with
merger with Prohealth
Medical Technologies ,
Inc on October
21, 2002                          -           -    (100,000)        (10)     (1,000)           -          -           -      (1,010)
Issuance of common stock
in exchange for services
in October 2002 at $ 0.65
per share                         -           -     602,000          60      39,070            -          -           -      39,130
Issuance of common stock in
exchange for subscription
in November and December
2002 at $ 0.065 per share         -           -     876,000          88      56,852            -    (56,940)          -           -
Cancellation of  common
stock in January 2003
previously issued  in
exchange for consulting
services                          -           -    (836,000)        (84)    (54,264)           -     54,340           -          (8)
Issuance of common stock
in exchange for licensing
services valued
at $ 0.065 per share in
January  2003                     -           -   1,500,000         150      97,350            -          -           -      97,500
Issuance of common stock
in exchange
for consulting services
valued at $ 0.13 per share
in January  2003                  -           -     586,250          58      76,155            -          -           -      76,213
Issuance of common stock
in exchange
for consulting services
at $ 0.065 per
share in February  2003           -           -       9,000           1         584            -          -           -         585
Issuance of common stock
to Founders in exchange
for services valued at
$0.0001  per share in
March 2003                        -           -  10,140,000       1,014           -            -          -           -       1,014
Issuance of  common stock
in exchange for consulting
services valued at
$2.50 per share in March 2003     -           -      91,060          10     230,624            -          -           -     230,634


          See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
         CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)

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


          See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)

                                                                                                               Deficit
                                                                         Additional                            Accumulated
                                       Preferred              Common      Paid in     Common     Stock         During
                            Preferred  Shares       Common    Stock       Capital     Stock      Subscription  Development
                             Shares    Amount       Shares    Amount      Amount      Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common stock canceled
in July 2003,
previously issued for
services rendered  at
$2.50 per share                   -           -     (24,000)         (2)    (59,998)           -          -           -     (60,000)
Common stock issued
in exchange for
options exercised at
$1.00 in July 2003                -           -      20,000           2      19,998            -          -           -      20,000
Common stock issued
in exchange for
exercised of options
previously
subscribed at $1.00 in
July 2003                         -           -      10,000           1       9,999      (10,000)         -           -           -
Common stock issued in
exchange for
consulting services at
approximately
$2.38 per share,
August 2003                       -           -     172,500          17     410,915            -          -           -     410,932
Common stock issued in
exchange for
options exercised at
$1.00 in August 2003              -           -      29,000           3      28,997            -          -           -      29,000
Common stock issued
in exchange for
consulting services
at approximately
$2.42 per share,
September 2003                    -           -     395,260          40     952,957            -          -           -     952,997
Common stock issued
in exchange  for
cash at $2.50 per
share-subscription
payable-September 2003            -           -      19,200           2      47,998      (48,000)         -           -           -
Common stock issued in
exchange for
cash at $2.50 per
share pursuant to
private placement
September 2003                    -           -       6,400           1      15,999            -          -           -      16,000
Common stock issued in
exchange for
options exercised at
$1.00 in  September 2003          -           -      95,000          10      94,991            -          -           -      95,001
Common stock subscription
receivable reclassification
adjustment                        -           -           -           -           -            -      2,600           -       2,600
Common Stock subscribed to
at $2.50 per share in
September 2003                    -           -           -           -           -      300,000          -           -     300,000
Net Loss for the year
ended September 30, 2003          -           -           -           -           -            -          -  (3,445,164) (3,445,164)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance at September 30,
2003                              -  $        -  17,811,082  $    1,781  $2,577,568   $  300,000 $        - $(3,456,776) $ (577,427)
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

          See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                             Paid in  Common      Stock        During
                           Preferred   Shares     Common     Common Stock   Capital  Stock       Subscription Development
                           Shares      Amount    Shares        Amount       Amount   Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Preferred shares issues
in exchange for services
at $25.00 per share,
October 2003                 15,000          15                                                                                  15
Common stock issued in
exchange for consulting
services at
approximately $2.85 per
share, October 2003                                 287,439          29     820,389            -          -           -     820,418
Common stock issued in
exchange  for cash at
$2.50 per
share-subscription
payable-October 2003                                120,000          12     299,988     (300,000)         -           -           -
Common stock canceled
in October 2003,
previously issued for
services rendered  at
$2.50 per share                                    (100,000)        (10)   (249,990)           -          -           -    (250,000)
Common stock issued in
exchange for consulting
services at approximately
$3 per share,
November 2003                                       100,000          10     299,990            -          -           -     300,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
November, 2003                                      100,000          10     249,990            -          -           -     250,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
December, 2003                                        6,400           1      15,999            -          -           -      16,000
Common stock issued in
exchange for consulting
services at approximately
$2.59   per share,
December 2003                                     2,125,500         213   5,504,737            -          -           -   5,504,950
Common Stock subscribed to
at $2.50 per share in
December 2003                                             -           -           -      104,000          -           -     104,000
Beneficial conversion
feature relating
to notes payable                                          -           -   1,168,474            -          -           -   1,168,474
Beneficial conversion
feature relating
to warrants                                               -           -     206,526            -          -           -     206,526
Adjust common stock par
value from $0.0001 to
$0.50 per share, per
amendment of articles
dated Dec 2003                                            -  10,223,166 (10,223,166)           -          -           -           -
Common Stock issued
pursuant to subscription
at $2.50 share in Jan 2004                           41,600      20,800      83,200     (104,000)         -           -           -
Common stock issued in
exchange for consulting
services at $2.95 per
share, Jan 2004                                      13,040       6,520      31,948            -          -           -      38,468
Common stock issued in
exchange for consulting
services at $2.60 per
share, Jan 2004                                     123,000      61,500     258,300            -          -           -     319,800
Common stock issued in
exchange for consulting
 services at $3.05 per
share, Jan 2004                                       1,000         500       2,550            -          -           -       3,050
Common stock issued in
exchange for employee

services at $3.07 per
share, Feb 2004                                       6,283       3,142      16,147            -          -           -      19,289
Common stock issued in
exchange for consulting
services at $3.04 per
share, Mar 2004                                      44,740      22,370     113,640            -          -           -     136,010
Common Stock issued for
options exercised at
$1.00 per share in Mar
2004                                                 55,000      27,500      27,500            -          -           -      55,000
Common stock issued in
exchange for employee
services at $3.00 per
share, Mar 2004                                       5,443       2,722      13,623            -          -           -      16,345


          See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)


                                                                                                               Deficit
                                                                           Additional                          Accumulated
                                     Preferred                             Paid in    Common     Stock         During
                           Preferred Shares      Common     Common Stock   Capital    Stock      Subscription  Development
                           Shares    Amount      Shares       Amount       Amount     Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for employee
services at $3.15 per
share, Mar 2004                                       5,769       2,885      15,292            -          -           -      18,177
Preferred shared
converted to common
shares for consulting
services at $3.00 per
share, Mar 2004              (5000)           (5)   125,000      62,500     312,500            -          -           -     374,995
Common stock issued in
exchange for employee
services at $3.03 per
share, Mar 2004                                       8,806       4,400      22,238            -          -           -      26,639
Common Stock issued
pursuant to
subscription at $2.50
per share in Mar. 2004                               22,500      11,250      (9,000)           -          -           -       2,250
Beneficial Conversion
Feature relating
to Notes Payable                                          -           -     122,362            -          -           -     122,362
Beneficial Conversion
Feature relating
to Warrants                                               -           -     177,638            -          -           -     177,638
Common stock issued in
exchange for consulting
services at $2.58 per
share, Apr 2004                                       9,860       4,930      20,511            -          -           -      25,441
Common stock issued in
exchange for consulting
services at $2.35 per
share, Apr 2004                                      11,712       5,856      21,667            -          -           -      27,523
Common stock issued in
exchange for consulting
services at $1.50 per
share, Apr 2004                                     367,500     183,750     367,500            -          -           -     551,250
Common stock returned
to treasury at
$0.065 per share,
Apr 2004                                            (50,000)    (25,000)     21,750            -          -           -      (3,250)
Preferred stock
converted to common
stock for consulting
services at $1.01
per share in May 2004        (4000)           (4)   100,000      50,000      51,250            -          -           -     101,246
Common stock issued per
subscription May 2004                                10,000       5,000      (4,000)           -     (1,000)          -           -
Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004                                   137,000      68,500      50,730            -          -           -     119,230
Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004                                    26,380      13,190      17,147            -          -           -      30,337
Common stock returned to
treasury at $0.065 per
share, Jun 2004                                      (5,000)     (2,500)      2,175            -          -           -        (325)

          See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)


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


          See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)

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
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

          See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common       Stock      During
                           Preferred  Shares      Common     Common Stock Capital     Stock     Subscription  Development
                            Shares    Amount      Shares        Amount    Amount      Subscribed  Receivable  Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common stock issued
in exchange for
consulting services
at $0.68 per share
in October 2004                   -           -     200,000     100,000      36,000           -           -           -     136,000

Common stock returned
for shares previously
issued for services
rendered at $0.60
per share, October 2004           -           -  (1,069,600)   (534,800)   (107,298)          -           -           -    (642,098)

Common stock issued
in exchange for
consulting services at
$0.60 per share in
October 2004                      -           -      82,500      41,250       8,250           -           -           -      49,500

Common Stock issued
pursuant to subscription
at $0.60 share in
October 2004                      -           -     500,000     250,000      50,000    (300,000)          -           -           -

Common stock issued in
exchange for consulting
services by noteholders
at $0.50 per share
in October 2004                   -           -     532,500     266,250           -           -           -           -     266,250

Common Stock issued
pursuant to subscription
at $0.50 share in
October 2004                      -           -     500,000     250,000           -           -           -           -     250,000

Common Stock issued pursuant
to subscription at $0.45
share in October 2004             -           -   1,000,000     500,000     (50,000)   (450,000)          -           -           -

Common stock issued in
exchange for consulting
services by noteholders
at $0.45 per share
in October 2004                   -           -     315,000     157,500     (15,750)          -           -           -     141,750

Common Stock issued in
exchange for consulting
services at $0.47 share
in November 2004                  -           -     100,000      50,000      (3,000)          -           -           -      47,000


Common Stock issued in
exchange for consulting
services at $0.80 share
in November 2004                  -           -     300,000     150,000      90,000           -           -           -     240,000

Common Stock issued in
exchange for consulting
services at $1.44 share
in November 2004                  -           -     115,000      57,500     108,100            -          -           -     165,600

Common Stock issued in
exchange for employee
services at $1.44 share
in November 2004                  -           -       5,000       2,500       4,700            -          -           -       7,200


          See accompanying notes to consolidated financial statements.

                                   APPLIED DNA
                                  SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common Stock issued in
exchange for employee
services at $0.60 share
in November 2004                  -           -      60,000      30,000       6,000      (4,000)          -           -      32,000

Beneficial Conversion
discount relating to
Notes Payable                     -           -           -           -     936,541           -           -           -     936,541

Beneficial Conversion
Feature relating to
Warrants                          -           -           -           -     528,459           -           -           -     528,459

Common stock issued at
$0.016 in exchange for
note payable in December
2004                                              5,500,000   2,750,000  (2,661,500)                                         88,500

Common Stock issued in
exchange for consulting
services at $1.44 share
in December 2004                  -           -   5,796,785   2,898,393   5,418,814           -           -           -   8,317,207

Common stock issued
pursuant to subscription
at  $0.50 per share in
December 2004                     -           -   2,930,000   1,465,000           -    (125,000)          -           -   1,340,000

Warrants issued to
consultants in
Dec. 2004                         -           -                             394,698                                         394,698

          See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Warrants exercised at
$0.10 per share in January
2005                              -           -      25,000      12,500      (10,000)          -          -           -        2,500

Common Stock issued in
settlement of debt at
$0.33 per share in January
2005                              -           -   1,628,789     814,395     (276,895)          -          -           -      537,500

Warrants exercised at
$0.10 per share in January
2005                              -           -      17,500       8,750       (7,000)          -          -           -        1,750

Common Stock issued in
settlement of debt at
$0.33 per share in January
2005                              -           -   2,399,012   1,199,503     (407,830)          -          -           -      791,673

Common Stock issued in
exchange for consulting
services at $1.30 per share
in January 2005                   -           -     315,636     157,818      252,509           -          -                  410,327

Common Stock issued in
settlement of debt at
$0.33 per share in February
2005                              -           -      75,757      37,879      (12,879)          -          -           -       25,000

Warrants exercised at
$0.10 per share in February
2005                              -           -      20,000      10,000       (8,000)          -          -           -        2,000

Common Stock issued in
settlement of debt at
$0.33 per share in February
2005                              -           -     606,060     303,030     (103,030)          -          -           -      200,000

Warrants exercised at
$0.10 per share in February
2005                              -           -      45,000      22,500      (18,000)          -          -           -        4,500

Common Stock issued in
settlement of debt at
$0.40 per share in February
2005                              -           -   1,500,000     750,000     (150,000)          -          -           -      600,000

Common Stock issued in
settlement of debt at
$0.33 per share in February
2005                              -           -     278,433     139,217      (47,334)          -          -           -       91,883

Common Stock issued in
exchange for consulting
services at $1.17 per share
in February 2005                  -           -      17,236       8,618       11,548           -          -                   20,166

Common stock issued
pursuant to subscription
at $0.50 per share
in February 2005                  -           -     300,000     150,000            -           -          -           -      150,000

Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005                  -           -     716,500     358,250      322,425           -          -                  680,675


Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005                  -           -     10,500       5,250         4,725           -          -                    9,975

Common stock issued
pursuant to subscription
at $0.50 per share
in March 2005                     -           - 13,202,000   6,601,000             -           -          -           -    6,601,000

Common Stock issued in
exchange for consulting
services at $1.19 per share
in March 2005                     -           -    185,000      92,500       127,650           -          -                  220,150

Options exercised at
$0.60 per share in March
2005                              -           -    100,000      50,000        10,000           -          -           -       60,000

Common Stock issued in
exchange for consulting
services at $0.98 per share
in March 2005                     -           -  1,675,272     837,636       804,131           -          -                1,641,767

Common Stock issued in
exchange for consulting
services at $0.92 per share
in March 2005                     -           -     24,333      12,167        10,219           -          -                   22,386

Common Stock issued in
exchange for consulting
services at $0.99 per share
in March 2005                     -           -     15,000       7,500         7,350           -          -                   14,850

Common stock issued
pursuant to subscription
at $0.50 per share
in March 2005                     -           -  1,240,000     620,000            -            -          -           -      620,000

Common stock canceled
For shares issued in
exchange of debt
in March 2005                     -           -   (500,000)   (250,000)           -            -          -           -    (250,000)

Common stock subscribed
Canceled in March 2005            -           -          -           -            -      750,000          -           -      750,000


Common Stock issued in
exchange for consulting
services at $0.89 per share
in March 2005                     -           -     10,000       5,000         3,900           -          -           -        8,900

Adjust common stock par
value from $0.50 to
$0.001 per share, per
amendment of articles
dated March 2005                 -           -           - (32,312,879)   32,312,879           -          -           -            -

Beneficial Conversion
discount relating to
Notes Payable in March
2005                             -           -           -           -     4,179,554           -          -           -    4,179,554

Beneficial Conversion
Feature relating to
Warrants in March 2005           -           -           -           -     3,191,446           -          -           -    3,191,446

Stock options granted to
employees in exchange
 for services rendered, at
exercise price below
fair value of common stock
in March 2005                    -           -           -           -       180,000           -          -           -      180,000


           See accompanying notes to consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                               SEPTEMBER 30, 2005
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common Stock issued in
exchange for consulting
services at $0.80 per share
in April 2005                      -           -    160,000         160       127,840         -           -           -     128,000

Common Stock issued in
exchange for consulting
services at $0.80 per share
in April 2005                      -           -     40,000          40        31,960         -           -           -      32,000

Common Stock issued in
exchange for consulting
services at $0.75 per share
in April 2005                      -           -    850,000         850       636,650         -           -           -     637,500

Common Stock issued in
settlement of debt at
$0.33 per share in April
2005                              -           -     500,000         500      164,500          -           -           -     165,000

Common Stock canceled during
April 2005, previously
issued for services
rendered at $3.42 per share       -           -     (10,000)        (10)      (34,190)        -           -           -     (34,200)

Common Stock issued in
settlement of debt at
$0.33 per share in April
2005                              -           -      75,758          77       24,923    (25,000)          -            -          -

Common Stock issued in
exchange for consulting
services at $0.68 per share
in April 2005                      -           -     50,000          50        33,950         -           -           -      34,000

Proceeds received against
subscription Payable in
June 2005                         -           -           -           -             -   118,000           -           -     118,000

Common Stock canceled in
June 2005, previously
issued for services
rendered at $0.50 per share       -           -     (10,000)        (10)       (4,990)        -           -           -      (5,000)

Cancellation of previously
granted stock options granted
to employees for services
rendered, at exercise price
below fair value of common stock  -           -           -           -      (180,000)        -           -           -    (180,000)

Warrants issued to consultants
and Employees during the quarter
ended June 30, 2005               -           -           -           -       849,046         -           -           -     849,046

Common Stock issued in
exchange for consulting
services at $0.60 per share
in July 2005                      -           -     157,000         157        94,043         -           -           -      94,200

Common Stock issued in
exchange for intellectual
property at $0.67 per share
in July 2005                       -           -  36,000,000      36,000    24,084,000         -          -           -  24,120,000

Common Stock issued in
exchange for consulting
services at $0.60 per share
in July 2005                      -           -      640,000         640       383,360         -          -           -     384,000
Options exercised at
$0.48 per share in July
2005                              -           -   8,000,000       8,000     3,832,000          -          -            -  3,840,000

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                 -           -     121,985         122     168,217           -           -           -     168,339

Options exercised at
$0.48 per share in August
2005                              -           -     250,000         250       119,750         -           -            -    120,000

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.62 per share in
September 2005                   -           -      814,158         814       501,858         -           -            -    502,672

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.70 per share in
September 2005                   -           -     391,224          391       273,466         -           -            -    273,857

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                -           -     185,000         185       173,715          -           -           -     173,900

Common Stock returned in
September 2005, previously
issued for services
rendered at $0.40 per share      -           -    (740,000)       (740)    (353,232)     56,000       1,000           -    (296,972)

Un-issued warrants cancelled
during the quarter
ended Sept 30, 2005               -           -          -           -     (287,440)          -           -           -    (287,440)

Net Loss                          -           -          -           -            -           -           - (52,610,380)(52,610,380)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance as of September
30, 2005                     60,000  $        6 112,230,392   $ 112,230 $81,879,801    $ 20,000   $      - $(75,425,414)$ 6,586,623
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

          See accompanying notes to consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               For the Period
                                                                                           September 16, 2002
                                                 For the Year Ended    For the Year Ended  (Date of Inception)
                                                   September 30,       September 30,        through September
                                                        2005                 2004                30, 2005
                                                     -------------     -------------         -------------
Cash Flows from operating activities:

Net loss from operating activities                   $ (52,610,380)    $(19,358,259)         $(75,425,414)
Adjustments to reconcile net loss to net
cash (used in) operating
activities:

Depreciation and amortization                              350,107            3,161               353,268

Organizational expenses                                          -                -                88,500
Preferred shares issued in exchange for
service at $25 per share in September 2004                       -        1,500,000             1,500,000
Warrants issued to consultants                             956,304        2,019,862             2,976,166
Amortization of beneficial conversion
feature                                                  8,836,000        1,625,000            10,461,000
Common stock issued:
 in exchange for
consultant services rendered                            14,805,128       10,105,382            27,202,860
 in exchange for intellectual property                  14,689,100                -            14,689,100
 ESOP shares                                             3,960,000                -             3,960,000
 Penalty shares pursuant to pending SB-2
Registration                                               776,529                -               776,529
Common stock canceled-previously issued for
services rendered                                       (1,078,270)        (285,575)           (1,363,845)
Changes in assets and liabilities:
 Other Current Assets                                      (12,429)               -               (12,429)
 Security Deposits                                           9,297          (23,559)              (14,262)
 Capital expenditures                                       16,757          (29,507)              (12,750)
Increase in-Other Assets                                         -                -               (13,890)
Increase (decrease) in:                                                                                 -
 Increase in due related parties                          (111,943)           20,000               40,753
 Accounts payable and accrued liabilities                  297,755         1,301,710            2,053,464
                                                     -------------     -------------         -------------
Net cash (used in) operating activities                 (9,116,045)      (3,121,785)          (12,740,950)

Cash flows from investing activities:
Payments for Patent Filing                                  (4,347)         (21,351)              (25,698)
                                                     -------------     -------------         -------------
Net cash (used in) investing activities                     (4,347)         (21,351)              (25,698)
Cash flows from financing activities:
Proceeds from sale of common stock, net of
cost                                                             -                -               432,000
Proceeds from subscription of common stock               9,079,000          124,000             9,204,000
Proceeds from sale of options                               70,750           87,000               311,750
Net advances from shareholders                                   -          (9,504)               100,088
Proceeds from loans                                              -        2,750,000             2,750,000
                                                     -------------     -------------         -------------
Net cash provided by financing activities                9,149,750        2,951,496            12,797,838
                                                     -------------     -------------         -------------
Increase (decrease) in cash and cash
equivalents                                                 29,358         (191,640)               31,190
Cash and cash equivalents, beginning of year                 1,832          193,471                     -
                                                     -------------     -------------         -------------
Cash and cash equivalents, end of year
                                                     $      31,190      $     1,832          $     31,190
                                                     ==============     ============         =============
Supplemental Information:
  Cash paid during the period for interest           $           -      $         -          $          -
  Cash paid during the year for taxes                            -                -                     -

  Non-cash disclosures:
Common stock issued for services
                                                     $  14,805,128      $10,105,382          $ 27,202,860
                                                     ==============     ============         =============
Common stock issued in exchange for intellectual
property                                             $   9,430,900      $         -          $  9,430,900
                                                     ==============     ============         =============
Common stock issued in exchange for
previously incurred debt                             $   3,109,533      $         -          $  3,109,533
                                                     ==============     ============         =============
Common stock issued for ESOP shares                  $   3,960,000      $         -          $  3,960,000
                                                     ==============     ============         =============
Common stock penalty shares issued pursuant to
Pending SB-2 registration                            $     776,529      $         -          $    776,529
                                                     ==============     ============         =============
Amortization of beneficial conversion
feature                                              $   8,836,000      $ 1,625,000          $ 10,461,000
                                                     ==============     ============         =============
Common stock canceled-previously issued for
services rendered                                    $  (1,078,270)     $  (285,575)         $ (1,363,845)
                                                     ==============     ============         =============
Preferred shares issued in exchange for
service at $25 per share in September 2004           $           -      $ 1,500,000          $  1,500,000
                                                     ==============     ============         =============
Warrants issued to consultants                       $     956,304      $ 2,019,862          $  2,976,166
                                                     ==============     ============         =============
Acquisition:
Common stock retained                                                   $         -          $      1,015
Assets acquired                                                                   -                  (135)
                                                                        -------------         -------------
Total consideration paid                                                $         -          $        880
                                                                        ============         =============
Organization expenses- note  issued in
exchange of  shares retired                                             $         -          $     88,500
                                                                        ============         =============

         See accompanying notes to consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage , as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2005, the Company has accumulated losses of $75,425,414.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At September 30, 2005 property and equipment consist of:

                                                         September
                                                         30, 2005
                                                       ------------
   Furniture                                           $    12,750
   Accumulated depreciation                                  4,686
                                                       ------------
   Net                                                 $     8,064

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

NET LOSS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Fully diluted shares outstanding were 112,230,392 and 23,981,054 for the years ended September 30, 2005 and 2004, respectively.

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2005 and for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E):

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

                                                                                For the Period
                                                                                September, 16
                                                                                2002 (Date of
                                              For The Year     For The          Year Inception
                                              ended Sept 30    ended Sept 30       through
                                                2005            2004             Sept 30,2005
                                             --------------  ---------------- ----------------
Net loss - as reported                     $   (52,610,380)  $   (19,358,259) $   (75,425,414)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method ( APB No. 25)                  -                 -                -

Deduct: Total stock based employee
compensation expense as reported under
fair value method ( APB No. 123)                (1,406,350)                -       (1,406,350)
                                           ----------------  ---------------- ----------------
Net loss - Pro Forma                       $   (54,016,730)  $   (19,358,259) $   (76,831,764)
                                           ================  ================ ================
Net loss attributable to common
stockholders - Pro Forma                   $   (54,016,730)  $   (19,258,259) $   (76,831,764)
                                           ================  ================ ================

Basic (and assuming dilution) loss
per share - as reported                    $         (0.82)  $         (0.93) $         (2.12)
                                           ================  ================ ================
Basic (and assuming dilution) loss
per share - Pro Forma                      $         (0.85)  $         (0.93) $         (2.16)
                                           ================  ================ ================

LIQUIDITY

As shown in the accompanying financial statements, the Company incurred a net loss of $75,425,414 during the period September 16, 2002 (date of inception) through September 30, 2005. The Company's current liabilities exceeded its current assets by $2,552,278 as of September 30, 2005.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $638,873, $238,535 and $877,408 for the years ended September 30, 2005, September 30, 2004 and from September 16, 2002 (date of inception) through September 30, 2005, respectively. On July 12, 2005, the Company exchanged 36 million shares of stock with a value of $24,120,000 for intellectual property acquired from Biowell Technology, Inc.(see Note B). The Company capitalized $9,430,900 as an intangible asset and expensed $14,689,100 to acquisition costs in the year ended September 30, 2005

RECLASSIFICATIONS

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

INTANGIBLE ASSETS

The Company amortized its intangible assets using the straight-line method over their estimated period of benefit. The estimated useful for patents is five years while intellectual property uses a seven year useful life. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of our intangible assets are subject to amortization.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board ("FASB") issued its exposure draft, "Share-Based Payments", which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for small business issuers for annual periods beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

On July 12, 2005, the Company acquired certain intellectual properties from Biowell Technology, Inc. ("Biowell") through an Asset Purchase Agreement ("Agreement") in exchange for 36 million shares of the Company's restricted common stock having an aggregate fair value at the date of issuance of $ 24,120,000. The value of the acquired intangible assets was $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction.

The identifiable intangible assets acquired and their carrying value at September 30, 2005 are:

                            APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE B - ACQUISITION OF INTANGIBLE ASSETS (continued)


                                                                     Weighted
                                                                      Average
                   Gross                                            Amortization
                 Carrying      Accumulated                Residual     Period
                  Amount       Amortization    Net         Value      (Years)
               ------------- --------------- ------------ ---------- ----------
 Amortizable
 Intangible
 Assets:
 Intellectual
 Property       $9,430,900       $336,818      $9,094,082         -     7

 Patents            34,237         11,764          22,493         -     5
                ----------     ----------      ----------
 Total
 Amortized
 Identifiable
 Intangible      $9,465,137      $348,582      $9,116,575         -     6.99
                 ==========      ========      ==========         -
 Assets



Total amortization expense charged to operations for the year ended September 30, 2005 and 2004 were $ 346,825 and $1,756 respectively.

Estimated amortization expense as of September 30, 2005 is as follows:

         2006                        $ 1,357,279
         2007                          1,357,279
         2008                          1,349,748
         2009                          1,349,271
         2010 and after                3,704,998
         Total                      $  9,116,575
                                    ============

NOTE C - NOTE PAYABLE

At September 30, 2005, notes payable are as follows:


  Note payable, unsecured, related party, payable from August 1, 2005,                 410,429
  right to convert to restricted stock in lieu of cash, rate of interest
  2%, 160,000 shares prior to October 31, 2005 or 180,000 shares after                ---------
  that date.  Since September 2005, the Company has made no payments and is now in default.
                                                                                        410,429
  Less: current portion                                                               ---------
                                                                                        410,429
  Note payable - long-term                                                            ---------
                                                                                             $-


NOTE D - RELATED PARTY TRANSACTIONS

On October 18, 2005, Maureen Huppe, a Company shareholder obtained a judgment in Los Angeles County, California against Lawrence Lee, director of the Company, for short swing profits as a result of trading Company shares. Per the judgment, Mr. Lee is obligated to reimburse the Company $245,911 in damages plus legal fees. In addition, the company owes Mr. Lee $35,162 in outstanding accrued liabilities. In offsetting the outstanding liability against the pending reimbursement, the company anticipates proceeds of approximately $211,000 from Mr. Lee.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK

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

In October, 2002, the Company issued 10,178,352 shares of common stock in exchange for the previously issued 100,000 shares to the Company's founders in connection with the merger with Prohealth Medical Technologies, Inc.

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

In January 2003, the Company issued 1,500,000 shares of common stock in exchange for a licensing agreement (see Note I). The Company valued the shares issued at approximately $ .065 per share, which represents the fair value of the license received which did not differ materially from the value of the stock issued. The Company charged the cost of the license to operations.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

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

In connection with the Company's acquisition of ProHealth, the controlling owner of ProHealth granted the Company an option to acquire up to 8,500,000 shares of the Company's common stock in exchange for $100,000 (see Note C). The option expires on December 10, 2004. On June 30, 2003, the Company exercised its option and acquired 7,500,000 common shares under this agreement in exchange for an $88,500 convertible promissory note payable to the former controlling owner. The Company has an option through December 10, 2004 to acquire the remaining 1,000,000 shares from the former controlling owner in exchange for $11,500. On June 30, 2003, the Company retired the 7,500,000 shares common acquired pursuant to the option agreement.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

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

In January 2005, we issued 25,000 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In January 2005, we retired $537,500 of convertible notes payable for 1,628,789 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In January 2005, we issued 17,500 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In January 2005, we retired $791,673 of convertible notes payable for 2,399,012 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In January, 2005, the Company issued 315,636 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.30 per share for a total of $410,327, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February 2005, we retired $25,000 of convertible notes payable for 75,757 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In February 2005, we issued 20,000 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In February 2005, we retired $200,000 of convertible notes payable for 606,060 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In February 2005, we issued 45,000 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In February 2005, we retired $600,000 of convertible notes payable for 1,500,000 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.40 per share.

In February 2005, we retired $91,883 of convertible notes payable for 278,433 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In February, 2005, the Company issued 17,236 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.17 per share for a total of $20,166, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February, 2005, the Company issued 300,000 shares of common stock subscribed for cash at $0.50 per share for a total of $150,000 pursuant to the exercise terms of a promissory note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In February, 2005, the Company issued 716,500 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.95 per share for a total of $680,675, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February, 2005, the Company issued 10,500 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.95 per share for a total of $9,975, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March, 2005, the Company issued 13,202,000 shares of common stock subscribed for cash at $0.50 per share for a total of $6,601,000 pursuant to the exercise terms of a promissory note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In March, 2005, the Company issued 185,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.19 per share for a total of $220,150, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2005, we issued 100,000 shares of common stock for options exercised at $0.60 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In March, 2005, the Company issued 1,675,272 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.98 per share for a total of $1,641,767, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March, 2005, the Company issued 24,333 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.92 per share for a total of $22,386, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March, 2005, the Company issued 15,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.99 per share for a total of $14,850, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March, 2005, the Company issued 1,240,000 shares of common stock subscribed for cash at $0.50 per share for a total of $620,000 pursuant to the exercise terms of a promissory note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In March, 2005, the Company canceled shares previously issued within the quarter for exchange of debt valued at $250,000.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

In March, 2005, the Company issued 10,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.89 per share for a total of $8,900, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

The Company  recognized the value  attributable to the warrants in the amount of
$3,191,446   to  additional   paid  in  capital  and  a  discount   against  the
January/February 2005 PPM.

In March, 2005, the Company granted an aggregate of 300,000 stock options to employees that vested immediately. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. Compensation expense of $180,000 and $0 was charged to operations during the period ended March 31, 2005 and 2004, respectively.

In April, 2005, the Company issued 160,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.80 per share for a total of $128,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In April, 2005, the Company issued 40,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.80 per share for a total of $32,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In April, 2005, the Company issued 850,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.75 per share for a total of $637,500, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In April 2005, we retired $165,000 of convertible notes payable for 500,000 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In April, 2005, a shareholder returned 10,000 shares previously issued for services valued at $34,200 in exchange for a cash settlement.

In April 2005, we retired convertible notes payable for 75,758 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In April 2005, the Company issued 50,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.68 per share for a total of $34,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

In June 2005, a shareholder returned 10,000 shares previously issued for services valued at $5,000.

In June 2005, the Company cancelled 300,000 stock options previously granted valued at $180,000. In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In July 2005, the Company issued 157,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.60 per share for a total of $94,200, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In July 2005, the Company issued 36 million shares in exchange for intellectual property at approximately $0.67 per share for a total of $24,120,000.

In July 2005, the Company issued 640,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.60 per share for a total of $384,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In July 2005, the Company issued 8,000,000 S-8 shares to employees as part of the Employee Stock Ownership Plan (see note F). The Company valued the shares issued at approximately $0.48 per share for a total of $3,840,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In July 2005, the Company issued 121,985 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.94 per share for a total of $168,339, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In July 2005, the Company issued 250,000 S-8 shares to consultants as part of the Employee Stock Ownership Plan (see note F). The Company valued the shares issued at approximately $0.48 per share for a total of $120,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In September 2005, the Company issued 814,158 penalty shares pursuant to the pending SB-2 registration terms. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of July and August 2005. The Company valued the shares issued at approximately $0.62 per share for a total of $502,672.

In September 2005, the Company issued 391,224 penalty shares pursuant to the pending SB-2 registration terms. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of September 2005. The Company valued the shares issued at approximately $0.70 per share for a total of $273,857.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE E - CAPITAL STOCK (continued)

In September 2005, the Company issued 185,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.94 per share for a total of $173,900, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In September, 2005, the Company cancelled 740,000 shares previously issued for services valued at $296,972.

In September, 2005, the Company cancelled un-issued warrants valued at $287,440.

NOTE F - STOCK OPTIONS AND WARRANTS

Warrants

The Company issued options and warrants during the years ended September 30, 2005 and 2004 for consulting and employee services, fees in connection with obtaining financing and various other services. The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.




                                               Warrants Outstanding                                        Warrants Exercisable
                                                 Weighted Average             Weighed                            Weighted
                              Number          Remaining Contractual           Average            Number          Average
    Exercise Prices         Outstanding             Life (Years)          Exercise Price       Exercisable   Exercise Price
    ---------------         -----------       ---------------------       --------------    -------------- ---------------------
          $0.10                 105,464              3.79                 $      0.10             105,464      $     0.10
          $0.20                   5,000              3.13                 $      0.20               5,000      $     0.20
          $0.50                  50,000              4.02                 $      0.50              50,000      $     0.50
          $0.55               9,000,000              2.72                 $      0.55           9,000,000      $     0.55
          $0.60               9,282,000              3.63                 $      0.60           9,282,000      $     0.60
          $0.68               3,660,000              4.00                 $      0.68           3,660,000      $     0.68
          $0.70                 750.000              1.84                 $      0.70             750.000      $     0.70
          $0.75              17,727,000              4.00                 $      0.75          17,727,000      $     0.75
          $1.00                 100,000              1.04                 $      1.00             100,000      $     1.00
          $3.00                  62,503              0.25                 $      3.00              62,503      $     3.00
                            -----------                                                     --------------
                             40,741,967                                                        40,741,967


                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE F - STOCK OPTIONS AND WARRANTS (continued)


  Transactions involving warrants are summarized as follows:

                                                               Weighted Average Price
                                           Number of Shares          Per Share

Balance, September 30, 2003                      383,500           $      1.38
                                             ------------          ------------
Granted                                        4,574,753                  0.58
Exercised                                        (88,000)                 1.00
Canceled or expired                                    -                     -
                                             ------------          ------------
Balance,  September 30, 2004                   4,870,253           $      0.63
                                             ------------          ------------
Granted                                       37,113,000                  0.67
Exercised                                       (207,500)                 0.34
Canceled or expired                           (1,033,786)                 0.65
                                             ------------          ------------
Balance, September 30, 2005                   40,741,967           $      0.67
                                             ------------          ------------

In July 2005, the Company entered into an agreement with Trilogy Capital Partners, Inc. and Joff Pollon ("Trilogy" and "Pollon") to provide marketing services to the Company for a term of one year, and terminable thereafter by either party upon 30 days prior written notice. In connection with the agreement, we agreed to pay Trilogy a monthly fee of $12,500. The Company also issued to Trilogy a warrant to purchase 7.5 million shares of common stock at $0.55 per share and Pollon a warrant to purchase 1.5 million shares of common stock at $0.55 per share, exercisable for a period of three years from issuance. The warrant contains a "cashless" exercise provision. The shares underlying the warrants contain registration rights. The holder has contractually agreed to restrict its ability to convert or exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by it after such conversion or exercise does not exceed 5% of the then issued and outstanding shares of common stock. In the quarter ended September 30, 2005, the Company charged $180,000 to operations for compensatory warrants granted in exchange for services per EITF 00-19. The difference between the exercise price and the in-the-money value at September 30, 2005 was recorded as an expense with the difference booked as a current liability.

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

In the quarter ended June 30, 2005, the Company charged $849,046 to operations for compensatory warrants granted in exchange for services. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 3.89%, a dividend yield of 0% and volatility of 55.9%. In the quarter ended September 30, 2005, the Company reversed $765,460 of compensatory warrants due to the cashless exercise provisions. Both the stock price and exercise price were $0.60 as of June 30, 2005 resulting in no charge to operations per EITF 00-19. As of September 30, 2005, the stock price was lower than the exercise price with no charge to expense. In the quarter ended September 30, 2005, the Company reclassified 3 million warrants due to their "cashless" exercise provision. The Company issued warrants to directors and advisors to purchase 3 million shares of common stock at $0.60 per share, exercisable for a period of four years from issuance. The shares underlying the warrants contain registration rights. In the quarter ended September 30, 2005, the Company charged zero to operations for compensatory warrants granted in exchange for services per EITF 00-19 since the $0.60 exercise price exceeded the market price at September 30, 2005. As a result of this reclassification, in the quarter ended September 30, 2005 the Company reversed $794,642 in intrinsic value expense previously recorded in the quarter ended June 30, 2005.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

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

During the quarter ended September 30, 2005, the Company charged $327,202 to operations for compensatory warrants granted in exchange for services for warrants issued in December 2004. The estimated value of the compensatory warrants granted to employees in exchange for services was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 3 years, a risk free interest rate of 4.38%, a dividend yield of 0% and volatility of 100.1%.

The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $956,304 and $2,019,862, respectively, for the years ended September 30, 2005 and 2004.

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

On July 28, 2005, the Company issued 8,250,000 S-8 shares to nine employees under the ESOP resulting in a $3,960,000 charge to expense. Net remaining available ESOP shares total 4,090,000.

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

At September 30, 2005, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $50,275,314, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2005 are as follows:

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE G- INCOME TAXES (continued)

                  Non current:
                  Net operating loss carryforward                  $17,596,000

                  Valuation allowance                              (17,596,000)
                                                                   ------------
                  Net deferred tax asset                           $         -
                                                                   ------------
NOTE H-LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                                          For the Year Ended       For the Year Ended
                                                                          September 30, 2005       September 30, 2004
                                                                          ------------------       ------------------
Loss available for common shareholders                                    $     (52,610,380)       $     (19,358,259)
                                                                          ==================       ==================
Basic and fully diluted loss per share                                    $           (0.82)       $           (0.93)
                                                                          ==================       ==================
Weighted average common shares outstanding                                       63,905,259               20,819,700

Net loss per share is based upon the weighted average of shares of common stock outstanding

NOTE I- COMMITMENTS AND CONTINGENCIES

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE I- COMMITMENTS AND CONTINGENCIES (continued)

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

On March 24, 2005, the Company amended its existing Cooperative Research and Development Agreement ("CRADA") with Battelle Energy Alliance, LLC, the Department of Energy's National Laboratory in Idaho Falls, Idaho (the "Amendment"). The Amendment adds additional joint research projects, including development of marker applications for textiles, inks, gasoline, and explosive materials. Per the Amendment and at the Company's discretion, the Company can spend up to $1,701,216 to further develop and refine selected DNA and related applications. In November 2005, the agreement was terminated.

LITIGATION

STERN & Co. v. Applied DNA Sciences, Inc., Case No.: 05 CV 00202

Plaintiff Stern & Co. commenced this action against us in the United States District Court for the Southern District of New York on or about January 10, 2005. In this action, Stern & Co. alleges that it entered into a contract with us to perform media and investor relations for a monthly fee of $5,000 and stock options. Stern & Co. claims that we failed to make certain payments pursuant to the contract and seeks damages in the amount of $96,042.00. We answered the complaint on May 12, 2005, denying Stern & Co.'s allegations and we asserted a number of defenses. This action is in the early stages of discovery and we intend to vigorously defend this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Conpany's consolidated financial position or results of operations.


OCEANIC CONSULTING, S.A. V. APPLIED DNA SCIENCES, INC., INDEX NO.: 603974/04

Plaintiff Oceanic Consulting, S.A. commenced this action on or about November 24, 2004 against us in the Supreme Court of the State of New York, County of New York. Oceanic Consulting, S.A. asserts a cause of action for breach of contract based upon the allegation that we failed to make payments pursuant to a consulting agreement. Oceanic Consulting, S.A.also asserts a causes of action in which it seeks reimbursement of its expenses and attorneys' fees. Oceanic Consulting, S.A. seeks damages in the amount of $137,500.00. Oceanic Consulting, S.A. moved for a default judgment, which we have opposed based upon Oceanic Consulting, S.A.'s failure to properly serve the complaint as well as our meritorious defenses. Thereafter, Oceanic Consulting, S.A. agreed to withdraw its motion for a default judgment and accepted service of our answer on May 23, 2005. We dispute the allegations of the complaint. This action is in the early stages of discovery and we intend to vigorously defend this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Conpany's consolidated financial position or results of operations.


CRYSTAL  RESEARCH  ASSOCIATES,  LLC V. APPLIED DNA SCIENCES,  INC.,  DOCKET NO.:
L-7947-04

On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us for $13,000 in the Superior Court of New Jersey, Middlesex County. We intend to move to vacate the default judgment on various grounds. We dispute the allegations of the complaint and we intend to vigorously defend this matter.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE I- COMMITMENTS AND CONTINGENCIES (continued)

FRANCHISING AND DISTRIBUTION AGREEMENTS

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

In connection with the closing, the Company terminated the October 2002 license agreement with Biowell, replacing it with a new Biowell license agreement granting an exclusive license in selected Asian countries for an initial period through December 31, 2010. If Biowell meets its performance goals, the license agreement extends for an additional five year term. Sub-license payments due to the Company are 50% for all fees, payments and consideration received. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Under this agreements, the Company recognized $3,129 in revenues in this year ended September 30, 2005.

The Company has entered into a Distribution and Franchising Agreement ("Franchise Agreement") in July 2003. Under the terms of the Franchise Agreement, the franchisee is obligated to pay the Company $3,000,000 payable $25,000 upon execution of the Franchise Agreement and the balance of $2,975,000 payable over five (5) years with interest accruing at 8% per annum. Payments under the Franchise Agreement are subject to franchisee's net profits, as defined, under the Franchise Agreement. During the year ended September 30, 2005 and 2004 the Company has received the initial $0 and $25,000, as installment and has recognized the receipt as other income in the accompanying financial statements.

OPERATING LEASE COMMITMENTS

The Company leases office space under operating lease in Los Angeles, California for its corporate use from an entity controlled by significant former shareholder, expiring in November 2006. In November 2005, the Company vacated the Los Angeles facility to relocate to the new Stony Brook New York address. Lease termination costs are included in the Subsequent Event disclosure (see Note J). Total lease rental expenses for the years ended on September 30, 2005 and 2004, was $120,804 and $120,804, respectively.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004



NOTE I- COMMITMENTS AND CONTINGENCIES (continued)

Commitments for minimum rentals under non-cancelable lease at September 30, 2005 are as follows:


Year ended September 30,                            $     51,562
2006                                                       4,687
2007
                                                    -------------
                                                    $     56,249

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has employment agreements with some of the Company's officers and certain employees. These employment agreements provide for salaries and benefits, including stock options. In June of 2005, an Addendum was made to several employment agreements providing defined commitments should the Company terminate the employee with or without cause. It is the Company's position that the form of Addendum was not approved by the Board of Directors, and is therefore null and void, ab initio, as of the date that each one was executed by an officer of the Company.

The Company has consulting agreements with two outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or consultant terminates such engagement by written notice.

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

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE J- SUBSEQUENT EVENTS

In November 2005, the Company closed its Los Angeles facility and relocated to Stony Brook, New York. As part of the relocation, the Company terminated many of its Los Angeles based employees, sold excess office furnishings and terminated its facility lease. In anticipation of future expenses related to the relocation, the Company established a reserve for severed employees, lease termination and new office relocation expenses in the amount of $451,000.

In October 2005, the Company received a Notice of Termination from the Idaho National Laboratory. The Notice gives APDN 90-day advance notice of termination. The effective Termination date is January 23, 2006. We are exploring a settlement and mutual release with the Idaho National Laboratory.


NOTE K - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period September 16, 2002 through September 30, 2005, the Company incurred a loss of $75,425,414. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive
          Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

     b) Changes in internal controls. Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

SIGNIFICANT DEFICIENCIES IN DISCLOSURE CONTROLS AND PROCEDURES OR INTERNAL CONTROLS

     On July 11, 2005, the Company determined there were errors in accounting for the valuation of equity consulting service transactions during the January through March 2005 time period. The valuation resulted in the overstatement of approximately $2.9 million in services provided. The errors were discovered in connection with a comment raised by the Securities and Exchange Commission ("SEC") in their review and comment on our registration statement on Form SB-2. The SEC requested that we provided additional disclosure regarding issuances of common stock to non-employees in exchange for services. Upon reviewing and updating our disclosure, we discovered our errors. Upon this determination, management and the board of directors were alerted to the facts and circumstances regarding the errors in valuation. Authorized officers of the Company discussed this matter with the Company's independent public accounting firm who agreed that the Company's quarterly financials could not be relied upon and needed to be restated. On August 3, 2005, the Company filed an amended 10-QSB for the quarter ended March 31, 2005 with the SEC which included the amended financials.

     The Company is looking to take corrective action to resolve these weaknesses and deficiencies. The Company has recently reduced personnel in order to control costs and expenses and has recently moved from California to New York, which resulted in the resignation of the Company's Chief Financial Officer. The Company is currently searching for a qualified, full-time Chief Financial Officer as well as a full-time bookkeeper. The Company believes that these actions will correct the material deficiencies and significant weaknesses in its controls and procedures and it anticipates that the appropriate personnel will be hired and the material deficiencies and weaknesses will be fully corrected before the end of the March 31, 2006 quarter.

ITEM 8B - OTHER INFORMATION

NONE.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

 Names:                     Ages        Titles:               Board of Directors
-------------------------   ----       ---------------------- ------------------
 Jun-Jei Sheu                39        Chairman                     Director
 James Hayward               52        Chief Executive Officer
 Peter Brocklesby            52        President                    Director
 Lawrence Lee                44                                     Director
 Ming-Hwa Benjamin Liang     42        Secretary

     Directors   are  elected  to  serve  until  the  next  annual   meeting  of
stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

     Currently, our Directors are not compensated for their services. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

CHAIRMAN OF THE BOARD - JUN-JEI SHEU

     On July 15, 2005, Dr. Jun-Jei Sheu was appointed as a director and elected Chairman by the board of directors. Since November 2000, Dr. Sheu has been the Chairman of Biowell Technology Inc. Between November 2000 and August 2005, Dr. Sheu was the CEO of Biowell Technology Inc. Dr. Sheu received his Bachelors degree in Biology from Fu-Jen Catholic University in 1988, his Masters degree in Biology from Fu-Jen Catholic University in 1990, his Ph.D in Life Sciences from Intermural of Academia Sinica & National Defense Medical Center in 1996 and his MBA from South Australia University in 2000. Dr. Sheu is also a director of Biowell Technology (S) Pte Ltd., a Singapore company, Biotechcard International Pte (S) Ltd. a Singapore company, Yan Zhan Life Technology & Marketing Inc., a Taiwanese company and Biowell Technology (Suzhou) Co. Ltd., a Chinese company, all of which are biotechnology companies.

CHIEF EXECUTIVE OFFICER - JAMES HAYWARD

     On October 5, 2005, the board of directors appointed Dr. James Hayward as our Acting Chief Executive Officer. Since June 2004, Dr. Hayward has been the Chairman of Evotope Biosciences, Inc., a drug development company based in Stony Brook, New York. Since 2001, Dr. Hayward has been a director of Q-RNA, Inc., a biotech company based in New York, New York. Since 2000, Dr. Hayward has been a General Partner of Double D Venture Fund, a venture capital firm based in New York, New York. Between 1990 and July 2004, Dr. Hayward was the Chairman, President and CEO of The Collaborative Group, Ltd., a biotech and consumer product company based in Stony Brook, New York. Dr. Hayward received his Bachelors degree in Biology and Chemistry from the State University of New York at Oneonta in 1976 and his Ph.D. in Molecular Biology from the State University of New York at Stony Brook in 1983.

PRESIDENT AND DIRECTOR - PETER BROCKLESBY

     Mr. Brocklesby became our President and a Director in May 2004. Between 2000 and January 2003, Mr. Brocklesby was the Vice President for Business Development at Boss Industrial Design Company, a communications and electronic product design company based in Newport Beach, California. Between January 2003 and May 2004, Mr. Brocklesby served as a Project Development Consultant to Professor Alfred Wong, A.W. Technologies at the University of California at Los Angeles. In March 2003, Mr. Brocklesby co-founded Cool Grip, Inc., a golf accessory company, based in Newport Beach, California, and served as the Vice President of Business Development through May 2004.

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

DIRECTOR - LARRY LEE

     Larry Lee has served as a Director since September 2002. Between 1994 and 2001, Mr. Lee was a senior scientist and manager for GM Hughes Electronics, a Los Angeles, California based electronics, space and defense company. Between January 2000 and September 2002, Mr. Lee was a manager and senior staff scientist for Boeing, a space and defense company, in their Los Angeles, California location. Between September 2002 and March 2004, Mr. Lee served as our President and Chief Executive Officer. Since August 2004, Mr. Lee has been a senior staff scientist with Boeing.

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

SECRETARY AND STRATEGIC TECHNOLOGY DEVELOPMENT OFFICER - MING-HWA BENJAMIN LIANG

     Ming-Hwa Bejamin Liang has been our Secretary and Strategic Technology Development Officer since October 2005. Between May 1999 and September 2005, Mr. Liang has been the director of research and development for Biowell Technology Inc. Mr. Liang received his bachelors degree in Bio-Agriculture from Colorado State University in 1989, his Masters in Horticulture from the University of Missouri at Columbia in 1991, his Ph.D. in Plant Science from the University of Missouri at Columbia in 1991 and his LL. M. in Intellectual Property Law from Shih Hsin University, Taiwan in 2004.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

     We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock options for our executive officers:

------------------------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------- -------------------------------------------- ---------------
                                                                                  Long-Term Compensation
---------------------------- ------------------------------------------ --------------------------------- ---------- ---------------
                                        Annual Compensation                          Awards                Payouts
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
     Name and       Fiscal      Annual      Annual         Other          Restricted       Securities     LTIP          All Other
                                                           Annual                          Underlying
                                Salary       Bonus      Compensation     Stock Awards     Options/SARs     Payouts    Compensation
Principal Position   Year        ($)          ($)           ($)              ($)              (#)            ($)           ($)
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
Peter Brocklesby,    2005      162,750            0        83,719          480,000             0              0             0
President
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2004         0               0          0              31,903             0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2003         0               0          0                0                0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
Rob Hutchison, CEO   2005          0              0       138,453             0                0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2004      159,400            0          0              39,000             0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2003         0               0          0                0                0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
Lawrence C. Lee,     2005         0               0       202,000             0                0              0             0
CEO
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2004      150,000            0          0            2,017,500            0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2003      300,000            0          0                0                0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
John Barnett,        2005      152,000      100,000          0             599,000             0              0             0
Vice President of
Sales
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2004       87,908            0        6,478            18,899             0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2003         0               0          0             328,180             0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
Jaime Cardona,       2005      101,750      100,000          0             675,900             0              0             0
Employee
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2004       78,608            0        7,258           139,849             0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2003         0               0          0              31,250             0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
Adrian Butash,       2005      131,250            0       108,808          480,000             0              0             0
Executive Vice
President of
Marketing
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2004         0               0        21,200             0                0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2003         0               0          0                0                0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
Karin Klemm, COO     2005         0               0       187,884          480,000             0              0             0
& CFO
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2004         0               0       112,500             0                0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2003         0               0          0                0                0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
Paul Reep, Chief     2005      165,750            0        4,000           480,000             0              0             0
Technology Officer
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2004       71,753            0        17,736           95,011             0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2003         0               0          0              39,900             0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
Michael Hill,        2005         0               0       230,000             0                0              0             0
Director
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2004         0               0          0             112,200             0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------
                     2003         0               0          0                0                0              0             0
------------------- -------- ------------- ---------- ----------------- --------------- ----------------- ---------- ---------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding beneficial ownership of our common stock as of December 5, 2005:

     o by each person who is known by us to beneficially own more than 5% of our common stock;
     o    by each of our officers and directors; and
     o    by all of our officers and directors as a group.

----------------------------------------------- ------------------------ -------------------------- --------------------
NAME AND ADDRESS OF BENEFICIAL OWNER            TITLE OF CLASS           NUMBER OF SHARES OWNED(1)  PERCENTAGE OF
                                                                                                    CLASS (2)
----------------------------------------------- ------------------------ -------------------------- --------------------
----------------------------------------------- ------------------------ -------------------------- --------------------
Jun-Jei Sheu                                    Common Stock                 8,616,747 (3)                   7.67%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790
----------------------------------------------- ------------------------ -------------------------- --------------------

----------------------------------------------- ------------------------ -------------------------- --------------------
James Hayward                                   Common Stock                             0                      0%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790
----------------------------------------------- ------------------------ -------------------------- --------------------

----------------------------------------------- ------------------------ -------------------------- --------------------
Peter Brocklesby                                Common Stock                 2,000,000 (4)                   1.28%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790
----------------------------------------------- ------------------------ -------------------------- --------------------

----------------------------------------------- ------------------------ -------------------------- --------------------
Lawrence Lee                                    Common Stock                 4,260,000 (5)                   3.79%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790
----------------------------------------------- ------------------------ -------------------------- --------------------

----------------------------------------------- ------------------------ -------------------------- --------------------
Bejamin Liang                                   Common Stock                   230,000 (6)                       *
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790
----------------------------------------------- ------------------------ -------------------------- --------------------

----------------------------------------------- ------------------------ -------------------------- --------------------
All Officers and Directors                      Common Stock                15,106,747 (7)                  13.44%
As a Group (5 persons)
----------------------------------------------- ------------------------ -------------------------- --------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 5, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 112,380,392 shares issued and outstanding on December 5, 2005.

(3) Includes 315,859 shares owned by his wife and 254,354 shares owned by his minor children. Also includes 7,003,052 shares owned by Biowell Technology, Inc., of which Dr. Sheu is deemed a beneficial owner.

(4) Includes 1,000,000 shares underlying currently exercisable options.

(5) Includes 600,000 shares underlying currently exercisable options.

(6) Includes 120,000 shares owned by his wife.

(7) Includes 1,600,000 shares underlying currently exercisable options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     In November of 2002, we created a special compensation plan to pay the founders, consultants and professionals that had been contributing valuable services to us during the previous nine months. The plan is called the Professional/Employee/Consultant Compensation Plan. Share and option issuances from the Compensation Plan were to be staggered over the following six to eight months, and consultants that were to continue providing services thereafter either became employees or received renewed contracts from us in July of 2003, which contracts contained a more traditional cash compensation component. The Compensation Plan was designed by the Board to meet our important team building objectives in our early stages, and to be temporary. As of December 31, 2005, a total of 1,440,003 shares have been issued from the Compensation Plan and 560,000 options, 264,000 of which were exercised as of as of December 31, 2005.

     Each qualified and eligible recipient of shares and/or options under the Compensation Plan received securities in lieu of cash payment for services. Each recipient agreed, in his or her respective consulting contract with us, to sell a limited number of shares monthly. We feel that this carefully designed Compensation Plan was successful in attracting and retaining a strong team at a time when we had no established revenue stream and limited or no outside financing.

     In our financial statements, shares that were issued from November 2002 through June 30, 2003 that were valued at $0.065 per share were shares issued from this Compensation Plan created in November of 2002 on the basis of contracts executed at that time for previously rendered services. Common Stock disclosed as being issued in exchange for cash at $1.00 per share represents options that were exercised under this Plan. In December of 2004, we adjusted the exercise price to $0.60 per share.

     Any other unrestricted shares that were issued either before or after July 1, 2003 were valued at the fair market value.

------------------         -------------------            -------------------------       ------------------
Plan Category              Number of Securities to be     Weighted Average Exercise       Number of Securities
                           Issued Upon Exercise of        Price of Outstanding Options,   Remaining Available
                           Outstanding Options,           Warrants and Rights             for Future Issuance
                           Warrants and Rights
-------------------        -------------------            ---------------------------     -------------------
                                 (a)                                 (b)                           (c)
-------------------        -------------------            ---------------------------     -------------------
Professional/Consultant/
Employee Stock and Stock
Option Compensation Plan            2,000,000                     $177,600                         -0-
-------------------        -------------------           ----------------------------     -------------------
Total                               2,000,000                     $177,600                         -0-
-------------------        -------------------           ----------------------------     -------------------

     As of December 31, 2005, a total of 1,440,000 shares have been issued from the Compensation Plan and 560,000 options have been issued, 264,000 of which were exercised as of that date.

     On January 26, 2005, the majority stockholders approved the 2005 Stock Incentive Plan and authorized 16,000,000 shares of Common Stock for issuance of stock awards and stock options thereunder. As of December 31, 2005, a total of
9.000.000 shares have been issued from the Compensation Plan.

                            DESCRIPTION OF SECURITIES

COMMON STOCK

     We are authorized to issue up to 250,000,000 shares of common stock, par value $.001. As of December 5, 2005, there were 112,380,392 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and nonassessable.

     We have engaged American Stock Transfer & Trust Company, located in Brooklyn, New York, as independent transfer agent or registrar.

PREFERRED STOCK

     We are authorized to issue up to 10,000,000 shares of Preferred Stock, par value $.001. The 10,000,000 shares of Preferred Stock authorized are undesignated as to preferences, privileges and restrictions. As the shares are issued, the Board of Directors must establish a "series" of the shares to be issued and designate the preferences, privileges and restrictions applicable to that series. To date, the Board has designated a Founders' Series of Convertible Preferred Stock, which, in six months from the date of issuance, shall be convertible at the option of the holder and upon our reaching certain financial objectives, into shares of our restricted Common Stock. Each share, when eligible, is convertible into 25 fully paid and non-assessable shares of our Common Stock, subject to a leak out agreement that extends the Rule 144 period to two years. Holders will be permitted to sell, after a one year holding period through a three year holding period, 1% of the issued and outstanding shares of our common stock every 90 days. This series has been authorized by the Board of Directors. On or about February 1, 2005, the Founders' Series of Preferred Stock was converted into 1,500,000 shares of our common stock. As of December 5, 2005, there were no shares of preferred stock issued and outstanding.

OPTIONS

     There are currently options outstanding that have been issued to our officers, directors and employees to purchase 3,660,000 shares of our common stock pursuant to our Professional/Employee/Consultant Compensation Plan and employment agreements.

WARRANTS

     In connection with the sale of convertible promissory notes in December 2004, we issued 2,930,000 warrants to purchase shares of common stock. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.75 per share.

     In addition, in connection with a private placement offering in January and February of 2005, we have issued 14,742,000 warrants. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.75 per share.

     We also have outstanding 105,464 warrants exercisable at $0.10 per share, 5,000 warrants exercisable at $0.20 per share, 50,000 warrants exercisable at $0.50 per share, 9,000,000 warrants at $0.55 per share, 9,282,000 warrants exercisable at $0.60 per share, 750,000 warrants exercisable at $0.70 per share, 55,000 warrants exercisable at $0.75 per share, 100,000 warrants exercisable at $1.00 per share and 62,503 warrants exercisable at $3.00 per share.

CONVERTIBLE SECURITIES

     To obtain funding for our ongoing operations, we sold $1,465,000 in convertible promissory notes to 13 investors in December 2004. Each promissory note was automatically convertible into shares of our common stock, at a price of $0.50 per share, upon the closing of a private placement for $1 million or more. On January 28, 2005, we closed upon a private placement transaction in excess of $1 million, and on February 2, 2005, the promissory notes were converted into an aggregate of 2,930,000 shares of common stock.

     To obtain funding for our ongoing operations, we conducted a private placement offering in January and February 2005, in which we sold $7,371,000 of 10% Secured Convertible Promissory Notes to 61 investors. The 10% Secured Convertible Promissory Notes automatically convert into shares of our common stock, at a price of $0.50 per share, upon the filing of this registration statement.

     In connection with the private placement, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by February 15, 2005, or if we did not have the registration statement declared effective on or before July 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $257,985, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. We have currently decided to pay the liquidated damages due at this point in common stock, although any future payments of liquidated damages could be made in cash. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on closing market prices of $0.66, $0.58, $0.70, $0.49 and $0.32 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005 and
November 15, 2005, respectively, we issued approximately 390,887, 444,802, 368,550, 526,500 and 806,204 shares of common stock per month, respectively, in liquidated damages.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In September of 2004, Larry Lee entered into a private transaction with Mr. Chaim Stern, selling a total of 2,500,000 shares to him, after which he loaned all proceeds of $600,000 to us. On November 3, 2004, we issued a promissory note to Larry Lee for the loan of the $600,000. The note bore interest at 6% per annum, and was payable upon demand any time following 120 days after we complete a financing of at least $5 million. We had the right to repay the note, plus all accrued interest, at any time, in whole or in part, without premium or penalty. Upon the repayment of $125,000, we had the right to repay the remainder due under the note by the issuance of shares of common stock and founders' preferred stock. We repaid the note in full by paying Mr. Lee $125,000 and issued him 500,000 shares of common stock and 60,000 shares of founders' preferred stock.

     On July 15, 2005, we entered into a licensing agreement with Biowell Technology for the license of our intellectual property. Dr. Sheu, our Chairman of the Board of Directors, is the CEO of Biowell Technology.

     On July 15, 2005, we entered into a consulting agreement with Timpix International Limited for the consulting services of three employees, including Dr. Sheu, our Chairman of the Board of Directors. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with us. Such consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, we shall pay $47,000 per month, of which $20,000 is apportioned per month for Dr. Sheu.

     On October 18, 2005, Maureen Huppe, a shareholder, obtained a judgment in United States District Court, Los Angeles, California, against Lawrence Lee, one of our directors, for short swing profits as a result of trading shares of our stock. Per the judgment, Mr. Lee is obligated to reimburse us $245,911 in damages plus legal fees. In addition, we owe Mr. Lee $35,162 in outstanding accrued liabilities. In offsetting the outstanding liability against the pending reimbursement, we anticipate proceeds of approximately $211,000 from Mr. Lee.

     We have no policy regarding entering into transactions with affiliated parties.

ITEM 13.  EXHIBITS.

Exhibit   Description
-------   ----------------------------------------------------------------------
2.1 Articles of Merger of Foreign and Domestic Corporations, filed December 19, 1998 with the Nevada Secretary of State, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on December 29, 2003 and incorporated herein by reference.

3.1 Articles of Incorporation of DCC Acquisition Corporation, filed April 20, 1998 with the Nevada Secretary of State, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on December 29, 2003 and incorporated herein by reference.

3.2 Articles of Amendment of Articles of Incorporation of DCC Acquisition Corp. changing corporation name to ProHealth Medical Technologies, Inc.

3.3 Certificate of Designations, Powers, preferences and Rights of the Founders' Series of Convertible Preferred Stock, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on December 29, 2003 and incorporated herein by reference.

3.4 Articles of Amendment of Articles of Incorporation of Applied DNA Sciences, Inc. increasing the par value of the company's common stock, filed on December 3, 2003 with the Nevada Secretary of State, filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on December 29, 2003 and incorporated herein by reference.

3.5 By-Laws of Applied DNA Sciences, Inc., filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on December 29, 2003 and incorporated herein by reference.

4.1 Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

4.2 Form of 10% Secured Convertible Promissory Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

4.3 Form of Warrant Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

4.4 Registration Rights Agreement, dated January 28, 2005, between the Company and Vertical Capital Partners, Inc., on behalf of the investors, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

4.5 Security Agreement, dated January 28, 2005, between the Company and Vertical Capital Partners, Inc., on behalf of the investors, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

10.1 Exclusive License Agreement between Biowell Technology Corp. and Applied DNA Sciences, Inc. executed on October 8, 2002, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 15, 2005 and incorporated herein by reference.

10.2 Sub-License Agreement with G. A. Corporate Finance Ltd. Applied DNA Sciences, Inc., executed on July 29, 2003, as amended, filed as an exhibit to the current report on Form 8-K filed with the Commission on September 29, 2003 and incorporated herein by reference.

10.3 Indemnification Agreement with Larry Lee, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 15, 2005 and incorporated herein by reference.

10.4 Indemnification Agreement with Robin Hutchison, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 15, 2005 and incorporated herein by reference.

10.5 Indemnification Agreement with Peter Brocklesby, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 15, 2005 and incorporated herein by reference.

10.6 Indemnification Agreement with Adrian Botash, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 15, 2005 and incorporated herein by reference.

10.7 Stock Purchase Agreement, dated as of January 28, 2005, by and between Applied DNA Sciences, Inc. and Biowell Technology, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on February 2, 2005 and incorporated herein by reference.

10.8 Investment Advisory Agreement, dated as of February 14, 2005, by and between Applied DNA Sciences, Inc. and First London Finance, Ltd., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 15, 2005 and incorporated herein by reference.

10.9 Amendment to the License Agreement, dated as of November 2, 2004, by and between Applied DNA Sciences, Inc. and Biowell Technology Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 16, 2005 and incorporated herein by reference.

10.10 Joint Product Development and Marketing Agreement, dated as of November 10, 2004, by and between Applied DNA Sciences, Inc. and Hologrammas S.A. de C.V., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 28, 2005 and incorporated herein by reference.

10.11 Cooperative Research and Development Agreement, dated as of September 2, 2004, by and between Applied DNA Sciences, Inc. and Bechtel BWXT Idaho, LLC, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 28, 2005 and incorporated herein by reference.

10.12 Amendment to the Cooperative Research and Development Agreement, dated as of March 24, 2005, by and between Applied DNA Sciences, Inc. and Battelle Energy Alliance, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on May 10, 2005 and incorporated herein by reference.

10.13 Stock Purchase Amendment Agreement, dated as of July 12, 2005, by and between Applied DNA Sciences, Inc. and Biowell Technology, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 21, 2005 and incorporated herein by reference.

10.14 License Agreement, dated as of July 12, 2005, by and between Applied DNA Sciences, Inc. and Biowell Technology, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 21, 2005 and incorporated herein by reference.

10.15 Amendment to the License Agreement, dated as of October 10, 2005, by and between Applied DNA Sciences, Inc. and Biowell Technology, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on October 28, 2005 and incorporated herein by reference.

10.16 Consulting Agreement, dated as of July 12, 2005, by and between Applied DNA Sciences, Inc. and Timpix International Limited, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 21, 2005 and incorporated herein by reference.

10.17 Letter of Engagement, dated as of June 20, 2005, by and between Applied DNA Sciences, Inc. and Trilogy Capital Partners, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on July 21, 2005 and incorporated herein by reference.

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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $134,341, and $120,433, respectively.

Tax Fees

     Russell Bedford Stefanou Mirchandani LLP did not bill us for tax related work during fiscal years 2005 or 2004.

All Other Fees

     Russell Bedford Stefanou Mirchandani LLP did not bill us for any other services during fiscal 2005 or 2004.

     The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           APPLIED DNA SCIENCES, INC.

Date:  January 12, 2006         /s/ JAMES HAYWARD
                                    -----------------
                                    James Hayward
                                    Chief Executive Officer
                                    (Principal Executive Officer)
                                    and Chief Financial Officer
                                    (Principal Financial Officer
                                    and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                Position                                                           Date
----------------------------------- ------------------------------------------------------------------ ------------------------

/s/ JAMES HAYWARD                   Chief Executive Officer (Principal Executive Officer) and Chief    January 12, 2006
-----------------                   Financial Officer (Principal Financial Officer and Principal
James Hayward                       Accounting Officer)
----------------------------------- ------------------------------------------------------------------ ------------------------
/s/ JUN-JEI SHEU                    Chairman of the Board of Directors                                 January 12, 2006
----------------
Jun-Jei Sheu
----------------------------------- ------------------------------------------------------------------ ------------------------

/s/ PETER BROCKLESBY                President and Director                                             January 12, 2006
--------------------
Peter Brocklesby
----------------------------------- ------------------------------------------------------------------ ------------------------

/s/ LAWRENCE LEE                    Director                                                           January 12, 2006
----------------
Lawrence Lee
----------------------------------- ------------------------------------------------------------------ ------------------------