Form 10QSB
period 2005-12-31
APPLIED DNA SCIENCES INC
filed 2006-02-21
CIK 744452

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

                For the Quarterly period ended December 31, 2005

                        Commission file number 002-90519

                           APPLIED DNA SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

       Nevada                                                   59-2262718
------------------------------                                  ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

25 Health Sciences Drive, Suite 113
Stony Brook, New York                                             11790
-----------------------------------                               -----
(Address of Principal Executive Offices)                        (Zip Code)

                                 (631) 444-6862
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X___ No _____

The number of shares of Common Stock, $0.001 par value, outstanding on February 14 2006, was 114,772,385 shares, held by approximately 1,380 shareholders.

Transitional Small Business Disclosure Format (check one):

                              Yes ______ No ___X___

                            APPLIED DNA SCIENCES, INC

                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2005

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements
                Condensed Consolidated Balance Sheet:
                December 31, 2005 (Unaudited)                                                                 3

                Condensed Consolidated Statements of Losses:
                Three Months Ended December 31, 2005 and 2004 (Unaudited) and
                the Period from September 16, 2002 (Date of Inception) Through December
                31, 2005 (Unaudited)                                                                          4

                Condensed Consolidated Statement of Stockholder's Equity (Deficiency):
                For the Period from September 16, 2002 (Date) of Inception Through
                December 31 2005 (Unaudited)                                                                  5

                Condensed Consolidated Statements of Cash Flows:
                Three Months Ended December 31, 2005 and 2004 (Unaudited) and
                the Period from September 16, 2002 (Date of Inception) Through December
                31, 2005 (Unaudited)                                                                         19

                Notes to Unaudited Condensed Consolidated Financial Information:
                December 31, 2005                                                                         21-42

     Item 2.    Management Discussion and Analysis                                                           43

     Item 3.    Controls and Procedures                                                                      59

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                                            60

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                  60

     Item 3.    Defaults Upon Senior Securities                                                              60

     Item 4.    Submission of Matters to a Vote of Security Holders                                          60

     Item 5.    Other Information                                                                            60

     Item 6.    Exhibits                                                                                     60

Signatures                                                                                                   61

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                                             December 31, 2005
                                                                                             ------------------
Current assets:

 Cash and cash equivalents                                                                    $        164,526
 Current other receivables, related party (Note F)                                                      17,404
                                                                                             ------------------
 Total current assets                                                                                  181,930

Property, plant and equipment - Net of accumulated depreciation of $3,084                                3,563

Other Assets:
 Deposits and prepaid expenses                                                                          23,659

Intangible assets:

 Patents (net of accumulated amortization of $13,490) (Note B)                                          20,767
 Intellectual Property (net of accumulated amortization of $673,636) (Note B)                        8,757,264
                                                                                             ------------------
       Total Other Assets                                                                            8,801,690
                                                                                             ------------------
 Total Assets                                                                                 $      8,987,183
                                                                                             ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable and accrued liabilities                                                     $      3,144,078
 Accrued liabilities due related parties (Note F)                                                       53,805
 Note payable (Note C)                                                                                 960,429
                                                                                             ------------------
 Total current liabilities                                                                           4,158,312


 Commitments and contingencies(Note G)

Stockholders' equity:
 Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
  60,000 issued and outstanding                                                                              6
 Common stock, par value $.001 per share; 250,000,000 shares authorized; 112,926,246 shares
  issued and outstanding                                                                               112,926
 Common stock subscription (Note D)                                                                   (200,000)
 Additional said-in-capital                                                                         82,785,842
 Deficit accumulated during development stage                                                      (77,869,903)
                                                                                              ------------------
 Total stockholders' equity                                                                          4,828,871
                                                                                              ------------------
 Total liabilities and stockholders' equity                                                    $     8,987,183
                                                                                              ==================

     See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)


                                           For The Three Months Ended     September 16, 2002,
                                                   December 31            (Date of Inception)
                                                                               through
                                              2005              2004       December 31, 2005
                                         --------------    --------------   --------------
Operating expenses:
Selling, general and administrative      $   2,078,727     $  10,754,248     $ 65,562,416
Research and development                         16,270             38,673          893,678
Depreciation and amortization                  342,699             4,721          702,126
                                         --------------    --------------   --------------
Total operating expenses                     2,437,696        10,797,642       67,158,220

Operating loss                              (2,437,696)      (10,797,642)     (67,158,220)

Other income (expense)                          13,013               315           44,355
Interest (expense)                             (19,806)       (1,567,809)     (10,756,038)
Income (taxes) benefit                               -                 -               -
                                         --------------    --------------   --------------

Net loss                                 $  (2,444,489)    $ (12,365,136)   $ (77,869,903)
                                         ==============    ==============   ==============
                                                                                                                                -
Loss per common share
(basic and assuming dilution)            $       (0.02)    $       (0.45)   $       (1.94)
                                         ==============    ==============   ==============

Weighted average shares outstanding        112,535,514        27,402,160       40,068,155
                                         ==============    ==============   ==============

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                 DECEMBER 31, 2005 (Unaudited)

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


 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

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

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                               Deficit
                                                                         Additional                            Accumulated
                                       Preferred              Common      Paid in     Common     Stock         During
                            Preferred  Shares       Common    Stock       Capital     Stock      Subscription  Development
                             Shares    Amount       Shares    Amount      Amount      Subscribed Receivable    Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common stock canceled
in July 2003,
previously issued for
services rendered  at
$2.50 per share                   -           -     (24,000)         (2)    (59,998)           -          -           -     (60,000)
Common stock issued
in exchange for
options exercised at
$1.00 in July 2003                -           -      20,000           2      19,998            -          -           -      20,000
Common stock issued
in exchange for
exercised of options
previously
subscribed at $1.00 in
July 2003                         -           -      10,000           1       9,999      (10,000)         -           -           -
Common stock issued in
exchange for
consulting services at
approximately
$2.38 per share,
August 2003                       -           -     172,500          17     410,915            -          -           -     410,932
Common stock issued in
exchange for
options exercised at
$1.00 in August 2003              -           -      29,000           3      28,997            -          -           -      29,000
Common stock issued
in exchange for
consulting services
at approximately
$2.42 per share,
September 2003                    -           -     395,260          40     952,957            -          -           -     952,997
Common stock issued
in exchange  for
cash at $2.50 per
share-subscription
payable-September 2003            -           -      19,200           2      47,998      (48,000)         -           -           -
Common stock issued in
exchange for
cash at $2.50 per
share pursuant to
private placement
September 2003                    -           -       6,400           1      15,999            -          -           -      16,000
Common stock issued in
exchange for
options exercised at
$1.00 in  September 2003          -           -      95,000          10      94,991            -          -           -      95,001
Common stock subscription
receivable reclassification
adjustment                        -           -           -           -           -            -      2,600           -
2,600      Common Stock subscribed to
at $2.50 per share in
September 2003                    -           -           -           -           -      300,000          -           -     300,000
Net Loss for the year
ended September 30, 2003          -           -           -           -           -            -          -  (3,445,164) (3,445,164)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance at September 30,
2003                              -  $        -  17,811,082  $    1,781  $2,577,568   $  300,000   $      -  $(3,456,776)$ (577,427)
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                             Paid in  Common      Stock        During
                           Preferred   Shares     Common     Common Stock   Capital  Stock       Subscription Development
                           Shares      Amount    Shares        Amount       Amount   Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Preferred shares issues
in exchange for services
at $25.00 per share,
October 2003                 15,000          15          -           -           -            -          -           -           15
Common stock issued in
exchange for consulting
services at
approximately $2.85 per
share, October 2003                                 287,439          29     820,389            -          -           -     820,418
Common stock issued in
exchange  for cash at
$2.50 per
share-subscription
payable-October 2003                                120,000          12     299,988     (300,000)         -           -           -
Common stock canceled
in October 2003,
previously issued for
services rendered  at
$2.50 per share                                    (100,000)        (10)   (249,990)           -          -           -    (250,000)
Common stock issued in
exchange for consulting
services at approximately
$3 per share,
November 2003                                       100,000          10     299,990            -          -           -     300,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
November, 2003                                      100,000          10     249,990            -          -           -     250,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
December, 2003                                        6,400           1      15,999            -          -           -      16,000
Common stock issued in
exchange for consulting
services at approximately
$2.59   per share,
December 2003                                     2,125,500         213   5,504,737            -          -           -   5,504,950
Common Stock subscribed to
at $2.50 per share in
December 2003                                             -           -           -      104,000          -           -     104,000
Beneficial conversion
feature relating
to notes payable                                          -           -   1,168,474            -          -           -   1,168,474
Beneficial conversion
feature relating
to warrants                                               -           -     206,526            -          -           -     206,526
Adjust common stock par
value from $0.0001 to
$0.50 per share, per
amendment of articles
dated Dec 2003                                            -  10,223,166 (10,223,166)           -          -           -           -
Common Stock issued
pursuant to subscription
at $2.50 share in Jan 2004                           41,600      20,800      83,200     (104,000)         -           -           -
Common stock issued in
exchange for consulting
services at $2.95 per
share, Jan 2004                                      13,040       6,520      31,948            -          -           -      38,468
Common stock issued in
exchange for consulting
services at $2.60 per
share, Jan 2004                                     123,000      61,500     258,300            -          -           -     319,800

 See accompanying notes to unaudited condensed consolidated financial statements

                             APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                             Paid in  Common      Stock        During
                           Preferred   Shares     Common     Common Stock   Capital  Stock       Subscription Development
                           Shares      Amount    Shares        Amount       Amount   Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common stock issued in
exchange for consulting
 services at $3.05 per
share, Jan 2004                                       1,000         500       2,550            -          -           -       3,050
Common stock issued in
exchange for employee
services at $3.07 per
share, Feb 2004                                       6,283       3,142      16,147            -          -           -      19,289
Common stock issued in
exchange for consulting
services at $3.04 per
share, Mar 2004                                      44,740      22,370     113,640            -          -           -     136,010
Common Stock issued for
options exercised at
$1.00 per share in Mar
2004                                                 55,000      27,500      27,500            -          -           -      55,000
Common stock issued in
exchange for employee
services at $3.00 per
share, Mar 2004                                       5,443       2,722      13,623            -          -           -      16,345
Common stock issued in
exchange for employee
services at $3.15 per
share, Mar 2004                                       5,769       2,885      15,292            -          -           -      18,177
Preferred shared
converted to common
shares for consulting
services at $3.00 per
share, Mar 2004             (5,000)           (5)   125,000      62,500     312,500            -          -           -     374,995
Common stock issued in
exchange for employee
services at $3.03 per
share, Mar 2004                                       8,806       4,400      22,238            -          -           -      26,639
Common Stock issued
pursuant to
subscription at $2.50
per share in Mar. 2004                               22,500      11,250      (9,000)           -          -           -       2,250
Beneficial Conversion
Feature relating
to Notes Payable                                          -           -     122,362            -          -           -     122,362
Beneficial Conversion
Feature relating
to Warrants                                               -           -     177,638            -          -           -     177,638
Common stock issued in
exchange for consulting
services at $2.58 per
share, Apr 2004                                       9,860       4,930      20,511            -          -           -      25,441
Common stock issued in
exchange for consulting
services at $2.35 per
share, Apr 2004                                      11,712       5,856      21,667            -          -           -      27,523
Common stock issued in
exchange for consulting
services at $1.50 per
share, Apr 2004                                     367,500     183,750     367,500            -          -           -     551,250
Common stock returned
to treasury at
$0.065 per share,
Apr 2004                                            (50,000)    (25,000)     21,750            -          -           -      (3,250)
Preferred stock
converted to common
stock for consulting
services at $1.01
per share in May 2004       (4,000)           (4)   100,000      50,000      51,250            -          -           -     101,246
Common stock issued per
subscription May 2004                                10,000       5,000      (4,000)           -     (1,000)          -           -

 See accompanying notes to unaudited condensed consolidated financial statements

                             APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                             Paid in  Common      Stock        During
                           Preferred   Shares     Common     Common Stock   Capital  Stock       Subscription Development
                           Shares      Amount    Shares        Amount       Amount   Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004                                   137,000      68,500      50,730            -          -           -     119,230
Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004                                    26,380      13,190      17,147            -          -           -      30,337
Common stock returned to
treasury at $0.065 per
share, Jun 2004                                      (5,000)     (2,500)      2,175            -          -           -        (325)
Common stock issued in
exchange for consulting
services at $0.67 per
share in June 2004                                  270,500     135,250      45,310            -          -           -     180,560
Common stock issued in
exchange for consulting
services at $0.89 per
share in June 2004                                    8,000       4,000       3,120            -          -           -       7,120
Common stock issued in
exchange for consulting
services at $0.65 per
share in June 2004                                   50,000      25,000       7,250            -          -           -      32,250
Common stock issued
pursuant to private
placement at $1.00
per share in June 2004                              250,000     125,000     125,000            -          -           -     250,000
Common stock issued in
exchange for consulting
services at $0.54 per
share in July 2004                                  100,000      50,000       4,000            -          -           -      54,000
Common stock issued in
exchange for consulting
services at $0.72 per
share in July 2004                                    5,000       2,500       1,100            -          -           -       3,600
Common stock issued in
exchange for consulting
services at $0.47 per
share in July 2004                                  100,000      50,000      (2,749)           -          -           -      47,251
Common stock issued in
exchange for consulting
services at $0.39 per
share in August 2004                                100,000      50,000     (11,000)           -          -           -      39,000
Preferred stock converted
to common stock for
consulting services at
$0.39 per share in
August 2004                  (2,000)         (2)     50,000      25,000      (5,500)           -          -           -      19,498
Common stock issued in
exchange for consulting
services at $0.50 per
share in August 2004                                100,000      50,000         250                                          50,250
Common stock issued in
exchange for consulting
services at $0.56 per
share in August 2004                                200,000     100,000      12,500            -          -           -     112,500
Common stock issued in
exchange for consulting
services at $0.41 per
share in August 2004                                 92,500      46,250      (8,605)           -          -           -      37,645
Common stock issued in
exchange for consulting
services at $0.52 per
share in September 2004                           1,000,000     500,000      17,500            -          -           -     517,500

 See accompanying notes to unaudited condensed consolidated financial statements

                             APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                             Paid in  Common      Stock        During
                           Preferred   Shares     Common     Common Stock   Capital  Stock       Subscription Development
                           Shares      Amount    Shares        Amount       Amount   Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004                               5,000       2,500        (212)           -          -           -       2,288
Common stock issued
pursuant to subscription
at  $0.50 per share in
September 2004                                       40,000      20,000           -            -          -           -      20,000
Preferred shares
converted to common
stock for consulting
services at $0.41
per share in September
2004                         (4,000)         (4)    100,000      50,000       4,000            -          -           -      53,996
Preferred shares issued
in exchange for service
at $25 per share in
September 2004               60,000           6                           1,499,994                                       1,500,000
Warrants issued to
consultants in the
fourth quarter 2004                                                       2,019,862                                       2,019,862
Net Loss                                                  -           -           -            -          - (19,358,259)(19,358,259)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
September 30, 2004           60,000           6  23,981,054  11,990,527   6,118,993            -     (1,000)(22,815,034) (4,706,508)
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                             APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

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

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common Stock issued in
exchange for employee
services at $0.60 share
in November 2004                  -           -      60,000      30,000        6,000      (4,000)         -           -      32,000

Beneficial Conversion
discount relating to
Notes Payable                     -           -           -           -      936,541           -          -           -     936,541

Beneficial Conversion
Feature relating to
Warrants                          -           -           -           -      528,459           -          -           -     528,459

Common stock issued at
$0.016 in exchange for
note payable in December
2004                                              5,500,000   2,750,000   (2,661,500)                                        88,500

Common Stock issued in
exchange for consulting
services at $1.44 share
in December 2004                  -           -   5,796,785   2,898,393    5,418,814           -          -           -   8,317,207

Common stock issued
pursuant to subscription
at  $0.50 per share in
December 2004                     -           -   2,930,000   1,465,000            -    (125,000)         -           -   1,340,000

Warrants issued to
consultants in
December 2004                     -           -                              394,698                                        394,698

Warrants exercised at
$0.10 per share in January
2005                              -           -      25,000      12,500      (10,000)          -          -            -       2,500

Common Stock issued in
settlement of debt at
$0.33 per share in January
2005                              -           -   1,628,789     814,395     (276,895)          -          -            -     537,500

Warrants exercised at
$0.10 per share in January
2005                              -           -      17,500       8,750       (7,000)          -          -            -       1,750

Common Stock issued in
settlement of debt at
$0.33 per share in January
2005                              -           -   2,399,012   1,199,503     (407,830)          -          -            -     791,673

Common Stock issued in
exchange for consulting
services at $1.30 per share
in January 2005                   -           -     315,636     157,818      252,509           -          -                  410,327

Common Stock issued in
settlement of debt at
$0.33 per share in February
2005                              -           -      75,757      37,879      (12,879)          -          -            -      25,000

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

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

 See accompanying notes to unaudited condensed consolidated financial statements

                             APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                             APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common Stock issued in
exchange for consulting
services at $0.75 per share
in April 2005                      -           -    850,000         850       636,650         -           -           -     637,500

Common Stock issued in
exchange for consulting
services at
$0.33 per share in April
2005                              -           -     500,000         500      164,500          -          -            -     165,000

Common Stock canceled during
April 2005, previously
issued for services
rendered at $3.42 per share       -           -     (10,000)        (10)      (34,190)        -           -           -     (34,200)

Common Stock issued in
settlement of debt at
$0.33 per share in April
2005                              -           -      75,758          77       24,923    (25,000)          -            -          -

Common Stock issued in
exchange for consulting
services at $0.68 per share
in April 2005                     -           -      50,000          50        33,950         -           -           -      34,000

Proceeds received against
subscription Payable in
June 2005                         -           -           -           -             -   118,000           -           -     118,000

Common Stock canceled in
June 2005, previously
issued for services
rendered at $0.50 per share       -           -     (10,000)        (10)       (4,990)        -           -           -      (5,000)

Cancellation of previously
granted stock options granted
to employees for services
rendered, at exercise price
below fair value of common stock  -           -           -           -      (180,000)        -           -           -    (180,000)

Warrants issued to consultants
and Employees during the quarter
ended June 30, 2005               -           -           -           -       849,046         -           -           -     849,046

Common Stock issued in
exchange for consulting
services at $0.60 per share
in July 2005                      -           -     157,000         157        94,043         -           -           -      94,200

Common Stock issued in
exchange for intellectual
property at $0.67 per share
in July 2005                       -           -  36,000,000      36,000    24,084,000         -           -           -  24,120,000

Common Stock issued in
exchange for consulting
services at $0.60 per share
in July 2005                      -           -      640,000         640       383,360         -           -           -     384,000

Common Stock issued in
exchange for employee
services at$0.48 per share in July
2005                              -           -   8,000,000       8,000     3,832,000          -          -            -  3,840,000

 See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                 -           -     121,985         122       168,217          -          -            -    168,339

Common Stock issued in
exchange for consulting
services at$0.48 per share in August
2005                              -           -     250,000         250       119,750          -          -            -    120,000

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.62 per share in
September 2005                   -           -      814,158         814       501,858         -           -            -    502,672

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.70 per share in
September 2005                   -           -     391,224          391       273,466         -           -            -    273,857

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                -           -     185,000         185       173,715         -           -           -     173,900

Common Stock returned in
September 2005, previously
issued for services
rendered at $0.40 per share      -           -    (740,000)       (740)    (353,232)   56,000       1,000            -    (296,972)

Adjustment to
warrants previously issued
and canceled during the year
ended Sept 30, 2005               -           -          -           -     (287,440)        -           -           -     (287,440)

Net Loss                          -           -          -           -            -         -           -  (52,610,380)(52,610,380)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance as of September
30, 2005                     60,000  $       6  112,230,392   $ 112,230  $81,879,801 $ 20,000    $      - $(75,425,414)$ 6,586,623
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
          FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                           DECEMBER 31, 2005 (Unaudited)
                                   (Continued)

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common stock issued
pursuant to subscription
at $0.50 per share
in October 2005                    -           -    400,000         400      199,600    (200,000)         -           -           -

Common Stock issued in
exchange for consulting
services at $0.75 per share
in October 2005                   -           -     100,000         100       74,900          -          -            -      75,000

Common Stock returned in
October 2005, previously
issued for services
rendered at $0.60 per share       -           -    (350,000)       (350)    (209,650)         -          -            -    (210,000)

Common stock issued
pursuant to subscription
at $0.50 per share
in December 2005                  -           -      40,000          40       19,960     (20,000)        -            -           -

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.51 per share in
December 2005                    -           -      505,854         506      257,481          -          -            -     257,987

Fair value related to
warrants issued in
November 2005                    -           -            -           -      563,750          -          -            -     563,750

Net Loss                         -           -            -           -            -          -          -   (2,444,489) (2,444,489)
                           --------- ---------- ------------ ----------- -----------  ---------- ----------- ----------- -----------
Balance as of December
31, 2005                     60,000  $       6  112,926,246   $ 112,926  $82,785,842   $(200,000)  $      - $(77,869,903)$ 4,828,871
                           ========= ========== ============ =========== ===========  ========== =========== =========== ===========

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                                    For the period
                                                                                                                     September 16,
                                                                                                                     2002 (date of
                                                                                                                       inception)
                                                                                  For The Three Months Ended             through
                                                                                        December 31,                   December 31,
                                                                                    2005               2004               2005
                                                                                    ----               ----               ----
Cash flows from operating activities:
Net loss from operating activities ........................................      $ (2,444,489)     $(12,365,136)    $(77,869,903)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation ..............................................................           336,942             4,721          690,210
Organizational Expenses ...................................................                                               88,500
Preferred Shares issued in exchange for service ...........................               --                --         1,500,000
Warrants issued to consultants and note holders............................           563,750           394,698        3,539,916
Amortization of beneficial conversion feature-convertible notes............               --          1,515,000       10,461,000
Common stock issued:
 in exchange for consultant services rendered .............................            75,000         9,366,507       30,681,373
 in connection with costs of  acquiring intangible assets .................               --                --        14,689,100

 in connection with issuance of penalty shares pursuant
to pending SB-2 registration...............................................           257,986               --         1,034,515
Common stock canceled-previously issued for services rendered .............          (210,000)         (642,605)        (973,845)

Changes in Assets and Liabilities:
 Other current receivables.................................................            (4,975)              --           (17,404)
 Other assets..............................................................               --                --           (13,890)

Increase (decrease) in:
 Restricted cash related to stock subscription escrow......................               --         (1,065,318)            --
 Increase in due related parties ..........................................            53,805             1,523           94,558
 Accounts payable and accrued liabilities .................................           958,611         1,203,816        2,993,416
                                                                                 ------------      ------------     ------------
Net cash used in operating activities .....................................          (413,370)       (1,586,794)     (13,102,454)


Cash flows from investing activities:
 Security deposits ........................................................            (9,397)          (24,026)         (23,659)
 Capital expenditures .....................................................             6,103               --            (6,647)
 Payments for patent filing ...............................................               --             (4,347)         (25,698)
                                                                                 ------------      ------------     ------------
Net cash used in investing activities .....................................            (3,294)          (28,373)         (56,004)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost ...........................               --                --           432,000
Proceeds from subscription of common stock ................................               --            250,000        9,204,000
Proceeds from sale of options .............................................               --             36,000          311,750
Proceeds from loans .......................................................           550,000         1,390,000        3,300,000
Repayment of note payable..................................................               --                --           (24,854)
Advances from shareholders ................................................                                 --           100,088
                                                                                 ------------      ------------      ------------
Net cash provided by financing activities .................................           550,000         1,676,000       13,322,984


Net increase in cash and cash equivalents .................................           133,336            60,833          164,526
Cash and cash equivalents at beginning of period ..........................            31,190             1,832              --
Cash and cash equivalents at end of period ................................      $    164,526       $    62,665     $    164,526
                                                                                 ============      ============      ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest ......................................               --                --               --
Cash paid during period for taxes .........................................               --                --               --

Non-cash transaction
Common stock issued for services ..........................................            75,000         9,366,507       30,681,373
Common stock issued in exchange for intellectual property                                 --                --         9,430,900
Common stock issued in exchange for previously incurred debt                              --                --         3,109,533
Common stock penalty shares issued pursuant to pending SB-2 registration              257,986               --         1,034,515


Common stock canceled-previously issued for services rendered .............          (210,000)         (642,605)      (973,845)
Common stock retired ......................................................               --                --               --
Amortization of beneficial conversion feature..............................               --          1,515,000       10,461,000
Preferred Shares in exchange for services..................................               --                --         1,500,000
Warrants issued to consultants ............................................           563,750           394,698        3,539,916

Acquisition:
Common stock retained .....................................................                                 --             1,015
Assets acquired ...........................................................                                 --              (135)
                                                                                                      --------       ------------
Total consideration paid ..................................................                                 --               880
                                                                                                      --------       ------------
Organization expenses - note issued in exchange of shares retired .........                                 --            88,500

Common stock issued in exchange for note payable ..........................               --             88,500           88,500

 See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2005 is not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2005 financial statements.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2005, the Company has accumulated losses of $77,869,903.

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The Company did not grant any stock options to employees during the period ended December 31, 2005. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows :

                                                                             For the Period
                                                                             September, 16
                                                                             2002 (Date of
                                            For The Three     For The Three    Inception
                                            Months ended     Months ended       through
                                             December 31,     December 31,    December 31,
                                                2005             2004            2005
                                           ----------------------------------------------------
Net loss - as reported                       $ (2,444,489)  $ (12,365,136)   $ (77,869,903)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method ( APB No. 25)                     -               -                -

Deduct: Total stock based employee
compensation expense as reported under
fair value method ( APB No. 123)                         -               -      (1,836,222)

                                           ---------------- --------------- -------------------
Net loss - Pro Forma                         $ (2,444,489)  $ (12,365,136)   $ (79,706,125)
                                           ================ =============== ===================
Net loss attributable to common
stockholders - Pro Forma                     $ (2,444,489)  $ (12,365,136)   $ (79,706,125)
                                           ================ =============== ===================

Basic (and assuming dilution) loss

per share - as reported                      $      (0.02)  $       (0.45)   $       (1.94)
                                           ================ =============== ===================
Basic (and assuming dilution) loss

per share - Pro Forma                        $      (0.02)  $       (0.45)   $       (1.99)
                                           ================ =============== ===================


                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE B - INTANGIBLE ASSET AMORTIZATION

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

On July 12, 2005, the Company acquired certain intellectual properties from Biowell Technology, Inc. ("Biowell") through an Asset Purchase Agreement ("Agreement") in exchange for 36 million shares of the Company's restricted common stock having an aggregate fair value at the date of issuance of $24,120,000. The value of the acquired intangible assets was $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction.

The identifiable intangible assets acquired and their carrying value at December 31, 2005 are:


                                                                     Weighted
                                                                      Average
                   Gross                                            Amortization
                 Carrying      Accumulated                Residual     Period
                  Amount       Amortization    Net         Value      (Years)
               ------------- --------------- ------------ ---------- ----------
 Amortizable
 Intangible
 Assets:
 Trade secrets
 and developed
 technologies   $9,430,900       $673,636      $8,757,264         -     7

 Patents            34,257         13,490          20,767         -     5
                ----------     ----------      ----------
 Total
 Amortized
 Identifiable
 Intangible     $9,465,157       $687,126      $8,778,031         -     6.99
                ==========      =========      ==========         -
 Assets


Total amortization expense charged to operations for the three months ended December 31, 2005 and 2004 were $ 338,545 and $4,370 respectively.

Estimated amortization expense as of September 30, 2005 is as follows:
         2006                        $ 1,357,279
         2007                          1,357,279
         2008                          1,349,748
         2009                          1,349,271
         2010 and after                3,704,998
         Total                      $  9,116,575
                                    ============

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE C - NOTES PAYABLE

At December 31, 2005, notes payable are as follows:
                                                                                                 (Unaudited)
                                                                                                 -----------
Note payable, unsecured, currently in default, payable from August 1, 2005, right to convert to 180,000 shares of restricted stock in lieu of cash, rate of interest
4%.                                                                                              $   410,429

Note payable, secured by all Company assets , payable from November 3, 2005, repayment due upon the earlier of $750,000 in new financing or by April 1, 2006,
rate of interest 16% per annum (see Note E)%.                                                        550,000
                                                                                                 -----------
                                                                                                     960,429
Less: current portion                                                                                960,429
                                                                                                 -----------
Note Payable - long-term                                                                         $         -
                                                                                                 ===========

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC
                         (A DEVELOPMENT STAGE COMPANY)
                               NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC
                               NOTES TO CONDENSED
                       CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                  (UNAUDITED)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

In July 2005, the Company issued 8,000,000 shares of its common stock without restriction to employees in exchange for services rendered. . The Company valued the shares issued at approximately $0.48 per share for a total of $3,840,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. Since the Company issued the shares without restriction , the Company may have violated federal and state securities laws in connection with the issuance of those shares (see Note G).

In July 2005, the Company issued 121,985 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.94 per share for a total of $168,339, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In July 2005, the Company issued 250,000 shares of its common stock without restriction to consultants in exchange for services rendered. The Company valued the shares issued at approximately $0.48 per share for a total of $120,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. Since the Company issued the shares without restriction , the Company may have violated federal and state securities laws in connection with the issuance of those shares (see Note G).

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

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

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

In September, 2005, the Company cancelled warrants previously issued valued at $287,440.

In October, 2005, the Company issued 400,000 shares of common stock subscribed for cash at $0.50 per share for a total of $200,000 pursuant to the terms of a subscription payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In October 2005, the Company issued 100,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.75 per share for a total of $75,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2005, the Company cancelled 350,000 shares previously issued for services valued at $210,000.

In December, 2005, the Company issued 40,000 shares of common stock subscribed for cash at $0.50 per share for a total of $20,000 pursuant to the terms of a subscription payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In December 2005, the Company issued 505,854 penalty shares pursuant to the pending SB-2 registration terms. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 31, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of September 2005. The Company valued the shares issued at approximately $0.51 per share for a total of $257,985. Upon the one year anniversary of the investor proceeds receipt date, all penalty shares will terminate. No additional penalty shares shall accrue subsequent to February 15, 2006.


In December 2005, the Company recognized the value attributable to the warrants in the amount of $563,750 to additional paid in capital related to the November 2005 Note Payable (see Note C).

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE E - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock and placement of convertible debentures..

                                     Warrants Outstanding                                        Warrants Exercisable
                                                  Weighted Average             Weighted          Weighted
                              Number          Remaining Contractual           Average            Number         Average
    Exercise Prices         Outstanding             Life (Years)          Exercise Price     Exercisable   Exercise Price
          $0.10                 105,464                    3.54       $          0.10            105,464     $         0.10
          $0.20                   5,000                    2.88       $          0.20              5,000     $         0.20
          $0.50               5,550,000                    4.85       $          0.50          5,550,000     $         0.50
          $0.60               9,132,000                    3.38       $          0.60          9,132,000     $         0.60

          $0.70                 750,000                    1.58       $          0.70            750,000     $         0.70
          $0.75              17,727,000                    3.75       $          0.75         17,727,000     $         0.75
          $1.00                 100,000                    0.79       $          1.00            100,000     $         1.00
                                -------                                                          -------
                             33,369,464                                                 33,369,46429,464


                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

                                                                                        Weighted Average Price
                                                              Number of Shares          Per Share
Balance, September 30, 2003                                         383,500        $        1.38
                                                               ------------                 ----
Granted                                                           4,574,753                 0.58
Exercised                                                           (88,000)                1.00
Canceled or expired                                                       -                    -
                                                               ------------                    -
Balance, September 30, 2004                                       4,870,253        $        0.63
                                                               ------------                 ----
Granted                                                          24,453,000                 0.71
Exercised                                                          (207,500)                0.34
Canceled or expired                                              (1,033,786)                0.65
                                                               ------------                 ----
Balance, September 30, 2005                                      28,081,967        $        0.70
                                                                                            ----
Granted                                                           5,500,000                 0.50
Exercised                                                                 -                                -
Canceled or expired                                                (212,503)                1.31
                                                                -----------                 ----
Balance, December 31, 2005                                       33,369,464        $        0.67
                                                                                            ----

In the quarter ended December 31, 2005, the Company issued 5,500,000 warrants to the holders of the Company's $550,000 notes payable (see Note C) with a $0.50 exercise price and a five year life. For the first 36 months, the warrants include anti dilution protection assuming no adjustment in the exercise price per share of Common Stock upon any reverse split of the Company's common stock. The estimated value of the warrants granted to Note holders was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.55%, a dividend yield of 0% and volatility of 42.8%. The amount of the expense charged to operations for warrants was $563,750 and $394,698, respectively, for the three months ended December 31, 2005 and 2004.



Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
    Exercise Prices        Number        Remaining Contractual        Average         Number          Average
    ---------------
                        Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
                        -----------           ------------        --------------    -----------   --------------
            $ .68         3,660,000              3.75                 $ .68           3,660,000           $.68



Transactions involving stock options issued to employees are summarized as follows:

                                                                                            Weighted Average
                                                                    Number of Shares         Price Per Share
       Outstanding at October 1, 2003                                              -                    $  -
          Granted                                                          3,660,000                     .68
          Exercised                                                                -                       -
          Cancelled or expired                                                     -                       -
                                                                   -----------------        ----------------
       Outstanding at September 30, 2005                                   3,660,000                    $.68
                                                                   =================        ================
          Granted                                                                  -                       -
          Exercised                                                                -                       -
          Cancelled or expired                                                     -                       -
                                                                   -----------------        ----------------
       Outstanding at September 30, 2005                                   3,660,000                    $.68
                                                                   =================        ================


                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE F- RELATED PARTY TRANSACTIONS

As part of the Biowell acquisition, the Company entered into a consulting agreement with Timpix International Limited for the consulting services of three former Biowell employees, Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants  have  obtained  a visa to work in the  United  States  and  execute employment agreements with the Company. Such consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, the Company shall pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In October 2005, Biowell waived all accrued and future consulting charges and receive only travel reimbursements from the company. Messrs. Sheu, Liang or Chen anticipate becoming employees at a later date in 2006. Travel costs totaled $39,000 for the three months ended December 31, 2005.

The Company owes Biowell Technology, Inc., $15,000 for unpaid previous research and development costs.

In July 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license the Company's products in selected Asian countries. The exclusive license for such selected territories is for an initial period of until December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies developed by the Company and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Cumulative royalties earned from the period July 2005 through December 31, 2005 totaled $17,404 with $14,274 occurring in the three months ended December 31, 2005.


NOTE G- COMMITMENTS AND CONTINGENCIES


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

The Company has consulting agreements with two outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

automatically from year to year unless either the Company or consultant terminates such engagement by written notice.

Litigation

Stern & Co. v. Applied DNA Sciences, Inc., Case No.: 05 CV 00202

Plaintiff Stern & Co. commenced this action against us in the United States District Court for the Southern District of New York on or about January 10, 2005. In this action, Stern & Co. alleges that it entered into a contract with us to perform media and investor relations for a monthly fee of $5,000 and stock options. Stern & Co. claims that we failed to make certain payments pursuant to the contract and seeks damages in the amount of $96,042. We answered the complaint on May 12, 2005, denying Stern & Co.'s allegations and we asserted a number of defenses. In January 2006, the Company settled the action by issuing 100,000 options with a three year life and with a $0.70 exercise price.

Oceanic Consulting, S.A. v. Applied DNA Sciences, Inc., Index No.: 603974/04

Plaintiff Oceanic Consulting, S.A. commenced this action on or about November 24, 2004 against us in the Supreme Court of the State of New York, County of New York. Oceanic Consulting, S.A. asserts a cause of action for breach of contract based upon the allegation that we failed to make payments pursuant to a consulting agreement. Oceanic Consulting, S.A. also asserts a causes of action in which it seeks reimbursement of its expenses and attorneys' fees. Oceanic Consulting, S.A. seeks damages in the amount of $137,500. Oceanic Consulting, S.A. moved for a default judgment, which we have opposed based upon Oceanic Consulting, S.A.'s failure to properly serve the complaint as well as our meritorious defenses. Thereafter, Oceanic Consulting, S.A. agreed to withdraw its motion for a default judgment and accepted service of our answer on May 23, 2005. We dispute the allegations of the complaint. This action is in the early stages of discovery and we intend to vigorously defend this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

In connection with the closing of , the Company terminated the October 2002 license agreement with Biowell, replacing it with a new Biowell license agreement granting an exclusive license in selected Asian countries for an initial period through December 31, 2010. If Biowell meets its performance goals, the license agreement extends for an additional five year term. Sub-license payments due to the Company are 50% for all fees, payments and consideration received. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories.

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

Operating Lease Commitment

The Company leases office space under operating lease in Los Angeles, California for its corporate use from an entity controlled by significant former shareholder, expiring in November 2006. In November 2005, the Company closed its Los Angeles facility and relocated to Stony Brook, New York.

Registration of Company's Shares of Common Stock

Until the Company successfully completes its pending SB-2 registration, the Company is subject to liquidated damages (see note D). In connection with the 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company anticipates paying required liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes. For the period ended January 15, 2006 and February 15, 2006, the Company anticipates accruing approximately $257,985 and $228,725, respectively, in penalty share damages (see Note H). Upon the one year anniversary of the investor proceeds receipt date, all penalty shares will terminate. No additional penalty shares shall accrue subsequent to February 15, 2006.

NOTE H- SUBSEQUENT EVENTS

In January 2006, an ex-employee filed a $230,000 employment agreement claim against the Company. This action is in the early stages of discovery and we intend to vigorously defend this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Until the Company successfully completes its pending SB-2 registration, the Company is subject to liquidated damages (see note D). In connection with the 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company anticipates paying required liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes. For the period ended January 15, 2006 and February 15, 2006, the Company anticipates accruing approximately $257,985 and $228,725, respectively, in penalty share damages (see Note G). Upon the one year anniversary of the investor proceeds receipt date, all penalty shares will terminate. No additional penalty shares shall accrue subsequent to February 15, 2006.

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

     On July 12, 2005, we acquired certain intellectual properties from Biowell through an Asset Purchase Agreement in exchange for 36 million shares of our restricted common stock having an aggregate fair value at the date of issuance of $24,120,000. The value of the acquired intangible assets was $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction.

Revenues

     From our inception on September 16, 2002, we have not generated revenues from operations. We believe we will begin generating revenues from operations in the fiscal year as we transition from a development stage enterprise to that of an active growth stage company, although no assurances can be given that we will generate any revenues from operations.

Costs and Expenses

Selling, general and administrative expenses for the three months ended December 31, 2005 compared to December 31, 2004 decreased $8.676 million or 86% to $2.078 million from $10.754 million in the prior period. Included within the $8.676 million decrease compared to the three months ended December 31, 2005 was $9.807 million in lower expenses consisting of $9.292 million in fund raising and consultant costs, $465,000 in royalties and $50,000 in lower travel costs. Offsetting the decreases was $1.131 million in higher costs consisting of $774,000 in accrued penalty shares pursuant to the pending SB-2 registration and $357,000 in relocation, restructuring charges and other items.

Research and development expenses decreased $22,000 for the three months ended December 31, 2005 compared to the same period in 2004 from $38,000 to $16,000 primarily due to lower development and testing costs.

In the three months ended December 31, 2005, depreciation and amortization increased $338,000 for the period compared to the same period in 2004 from $5,000 to $343,000. In the year ended September 30, 2005, the Company capitalized $9.431 million related to an intellectual property asset acquisition. As a result, the Company recorded amortization expense totaling $336,000 for the quarter ended December 31, 2005 compared to no intangible asset amortization in the three months ended December 31, 2004. The Company estimates a seven year useful life that commenced during the fourth fiscal quarter of 2005.

Total operating expenses decreased to $2.438 million from $10.798 million, or a decrease of $8.360 million as a result of the combination of factors listed above.

Interest expense, for the three months ended December 31, 2005 decreased to $20,000 from $1.568 million in the same period of 2004, a decrease of $1.548 million. In the three months ended December 2004, the Company expensed $1.515 million in beneficial conversion feature related to the sale of convertible debt and attached warrants in the year ended December 31, 2005.

Net loss for the three months ended December 31, 2005 decreased to a loss of $2.444 million from a loss of $12.365 million in the prior period as a result of the combination of factors described above.

Liquidity and Capital Resources

     Our liquidity needs will come from working capital requirements, indebtedness payments and research and development expenditure funding. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources. As of December 31, 2005, we had $960,429 in outstanding notes payables. Please see Note C in our Form 10-QSB for the quarter ended December 31, 2005 for the agreement terms.

     For the three months ended December 31, 2005, we obtained $550,000 in bridge financing and we used the proceeds to fund financing fees, consultants and public reporting costs, salaries and wages, research and development, facility costs as well as and general working capital needs.

     As of December 31, 2005, we had a working capital deficit of $3,976,382. For the year ended December 31, 2005, we generated a net cash flow deficit from operating activities of $413,000 consisting primarily of year to date losses of $2,444,000. Non cash equity adjustments totaling a net $687,000 included $564,000 in expensed warrants issued in connection with the November 2005 financing, $75,000 in net stock issued for consulting services, $258,000 in penalty stock issued pursuant to the pending SB-2 registration and ($210,000) in cancelled shares for services previously rendered. Finally, non cash depreciation and amortization totaled $337,000 while net liabilities and other increased by $1.008 million. Cash used in investing activities totaled $3,000 primarily for increased security deposits. Cash provided by financing activities for the year ended December 31, 2005 resulted from the $550,000 bridge financing.

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

Product Research and Development

     As a result of the recent financings, the Company anticipates expending $500,000 of available cash towards research and development activities during the next twelve (12) months.


Acquisition of Plant and Equipment and Other Assets

     We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

     From our inception through the period ended December 31, 2005, we have mainly relied on the services of outside consultants for services. We currently have eight employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

     We incurred net losses of $52,610,380 for the year ended September 30, 2005. For the three months ended December 31, 2005, we incurred a net loss of $2,444,489. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

     Our success depends to a significant extent upon the continued service of Mr. Jun-Jei Sheu, our Chairman of the Board of Directors, Dr. James Hayward, our Chief Executive, Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer. We do not have employment agreements with Drs. Sheu, Hayward or Liang Loss of the services of Drs. Sheu, Hayward or Liang could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Drs. Sheu, Hayward or Liang We are not aware of any other named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

Liquidated damages will be paid through the one year anniversary of the investment, ranging in time from December of 2005 through February 21, 2006. All underlying shares being registered in the pending SB-2 become eligible for sale under Rule 144, and issuance of further liquidated damages shares will cease.

There Are a Large Number of Shares Underlying Our Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock and Will Cause Immediate and Substantial Dilution to Our Existing Stockholders.

     As of February 14, 2006, we had 114,772,385 shares of common stock issued and outstanding and outstanding options and warrants to purchase 37,029,464 shares of common stock. All of the shares issuable upon exercise of our warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

Item 3. Controls and Procedures

     a) Evaluation of Disclosure Controls and Procedures: As of December 31, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

     b) Changes in internal controls: Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of December 31, 2005, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

As previously reported, on July 11, 2005, we determined there were errors in accounting for the valuation of equity consulting service transactions during the January through March 2005 time period. The valuation resulted in the overstatement of approximately $2.9 million in services provided. The errors were discovered in connection with a comment raised by the Securities and Exchange Commission ("SEC") in their review and comment on our registration statement on Form SB-2. The SEC requested that we provided additional disclosure regarding issuances of common stock to non-employees in exchange for services. Upon reviewing and updating our disclosure, we discovered our errors. During the quarter ended December 31, 2005, we implemented the following changes in our internal controls to resolve these weaknesses and deficiencies:

1) Establish and maintain a separate binder of all board authorized activities and a binder with forward looking "budget" of anticipated or contemplated activity for each of the following:

     a)   shares issued for services;
     b)   shares issued for employees;
     c)   warrant exercises;
     d)   option exercises;
     e)   authorized shares and warrant re-pricing;
     f)   shares issued in exchange for debt; and
     g)   upcoming ESOP grants and exercises;

2) Require the signature of the principal executive and accounting officers for all issuances of securities;

3)   Require monthly review of share issuances compared to binders; and

4) Authorize our transfer agent to handle and track all warrants and ESOP grants.

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


Stern & Co. v. Applied DNA Sciences, Inc., Case No.: 05 CV 00202

     Plaintiff Stern & Co. commenced this action against us in the United States District Court for the Southern District of New York on or about January 10, 2005. In this action, Stern & Co. alleges that it entered into a contract with us to perform media and investor relations for a monthly fee of $5,000 and stock options. Stern & Co. claims that we failed to make certain payments pursuant to the contract and seeks damages in the amount of $96,042.00. In January 2006, we settled the action by issuing options to purchase 100,000 shares of our common stock, exercisable for a period of three years after issuance at an exercise price of $0.70 per share.

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

Paul Reep v. Applied DNA Sciences Inc.,  Docket No.:

In January 2006, an ex-employee filed a $230,000 employment agreement claim against the Company. This action is in the early stages of discovery and we intend to vigorously defend this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


     In December, 2005, we issued 40,000 shares of common stock subscribed for $200,000. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

     In December 2005, we issued 505,854 penalty shares pursuant to the pending SB-2 registration statement. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, we were obligated to have an effective resale registration statement by July 2005. Since the registration statement was not effective by July 2005, we paid the required $257,985 of liquidated damages in shares of our common stock accruing at the rate of 3.5% per month on the face value of the outstanding notes for the month of September 2005. The Company valued the shares issued at approximately $0.51 per share for a total of $257,985.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits

10.1 Promissory Note dated November 3, 2005, between Applied DNA Sciences Inc. and Allied International Fund

10.2 Letter dated February 3, 2006 amending Promissory Note dated November 3, 2005, between Applied DNA Sciences Inc. and Allied International Fund

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

                           APPLIED DNA SCIENCES, INC.


Date:  February 21, 2006               By: /s/ Dr. James Hayward
                                          ----------------------
                                        Chief Executive Officer
                                        Principal Executive Officer,
                                        Principal Financial Officer
                                        and Principal Accounting Officer).