Form 10QSB/A
period 2005-12-31
APPLIED DNA SCIENCES INC
filed 2006-02-22
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                   FORM 10QSB

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

In July 2005, the Company issued 250,000 shares of its common stock to consultants in exchange for services rendered. The Company valued the shares issued at approximately $0.48 per share for a total of $120,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. Such shares are exempt from registration under Rule 701 for the Securities Act of 1933

In September 2005, the Company issued 814,158 penalty shares pursuant to the pending SB-2 registration terms. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (continued)

at the rate of 3.5% per month on the face value of the Notes for the month of July and August 2005. The Company valued the shares issued at approximately $0.62 per share for a total of $502,672.

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

In connection with the closing of, Biowell agreement the Company terminated the October 2002 license agreement with Biowell, replacing it with a new Biowell license agreement granting an exclusive license in selected Asian countries for an initial period through December 31, 2010. If Biowell meets its performance goals, the license agreement extends for an additional five year term. Sub-license payments due to the Company are 50% for all fees, payments and consideration received. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories.

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

NOTE H- SUBSEQUENT EVENTS

In January 2006, Paul Reep, a former employee, filed a $230,000 employment agreement claim against the Company. This action is in the early stages of discovery and we intend to vigorously defend this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Also in January  2006,  James Paul Brown  filed an action  against  Applied  DNA
Sciences, Inc. in the Superior Court of Los Angeles, Los Angeles County, California on January 12, 2006 asserting breach of an alleged oral consulting agreement. The relief sought includes monetary damages and attorneys' fees. The parties have reached a settelement in principle, which the Company expects to execute shortly. Management is confident that the parties will resolve this matter without issue.


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

Paul Reep v. Applied  DNA Sciences, Inc., Case No. BC 345702

     Plaintiff, Paul Reep, a former employee, filed this action against Applied DNA Sciences, Inc. in the Superior Court of Los Angeles, Los Angeles County, California, on January 10, 2006. The complaint asserts eight causes of action, including breach of contract, negligent misrepresentation, fraud, interference with economic advantage and defamation. The relief sought includes monetary damages and attorneys' fees. The Company intends to vigorously defend this matter.

James Paul Brown v. Applied DNA  Case No. BC 3457814

     Plaintiff, James Paul Brown filed this action against Applied DNA Sciences, Inc. in the Superior Court of Los Angeles, Los Angeles County, California on January 12, 2006. The complaint asserts a single cause of action for breach of an alleged oral consulting agreement. The relief sought includes monetary damages and attorneys' fees. The parties have reached a settelement in principle, which the Company expects to execute shortly.


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