Form 10QSB/A
period 2005-12-31
APPLIED DNA SCIENCES INC
filed 2006-03-02
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 2
                                       to
                                   FORM 10QSB

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

                              Yes _______ No ___X___

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                                             December 31, 2005
                                                                                             ------------------
Current assets:

 Cash and cash equivalents                                                                   $         164,526
 Current other receivables, related party (Note F)                                                      17,404
                                                                                             ------------------
 Total current assets                                                                                  181,930

Property, plant and equipment - Net of accumulated depreciation of $3,084                                3,563

Other Assets:
 Deposits and prepaid expenses                                                                          23,659

Intangible assets:

 Patents (net of accumulated amortization of $13,490) (Note B)                                          20,767
 Intellectual Property (net of accumulated amortization of $673,636) (Note B)                        8,757,264
                                                                                             ------------------
       Total Other Assets                                                                            8,801,690
                                                                                             ------------------
 Total Assets                                                                                $       8,987,183
                                                                                             ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable and accrued liabilities                                                    $       3,144,078
 Accrued liabilities due related parties (Note F)                                                       53,805
 Note payable (Note C)                                                                                 960,429
                                                                                             ------------------
 Total current liabilities                                                                           4,158,312


 Commitments and contingencies(Note G)

Stockholders' equity:
 Preferred stock, par value $.001 per share; 10,000,000 shares authorized;
  60,000 issued and outstanding                                                                              6
 Common stock, par value $.001 per share; 250,000,000 shares authorized; 112,926,246 shares
  issued and outstanding                                                                               112,926
 Common stock subscription (Note D)                                                                   (200,000)
 Additional said-in-capital                                                                         82,785,842
 Deficit accumulated during development stage                                                      (77,869,903)
                                                                                              -----------------
 Total stockholders' equity                                                                          4,828,871
                                                                                              -----------------
 Total liabilities and stockholders' equity                                                   $      8,987,183
                                                                                              =================

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


                                                                                                                Deficit
                                                                          Additional                            Accumulated
                                      Preferred                           Paid in      Common      Stock        During
                           Preferred  Shares     Common      Common Stock Capital      Stock       Subscription Development
                           Shares     Amount     Shares      Amount       Amount       Subscribed  Receivable   Stage         Total
                           --------- ----------- ----------- -----------  -----------  ----------  -----------  ----------- --------

Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share        -  $        -     100,000  $       10   $      990           -   $       -    $       -   $ 1,000

Net Loss                          -           -           -           -            -           -           -      (11,612)  (11,612)
                           --------- ----------- ----------- -----------  -----------  ----------  -----------  ----------- --------
Balance at September 30,
2002                              -           -     100,000          10          990           -           -      (11,612)  (10,612)
Issuance of common stock
in connection with merger
with Prohealth Medical
Technologies , Inc on
October 1, 2002                   -           -  10,178,352       1,015            -           -           -            -     1,015
Cancellation of Common
stock in connection with
merger with Prohealth
Medical Technologies ,
Inc on October
21, 2002                          -           -    (100,000)        (10)      (1,000)          -           -            -    (1,010)
Issuance of common stock
in exchange for services
in October 2002 at $ 0.65
per share                         -           -     602,000          60       39,070           -           -            -    39,130
Issuance of common stock in
exchange for subscription
in November and December
2002 at $ 0.065 per share         -           -     876,000          88       56,852           -     (56,940)           -         -
Cancellation of  common
stock in January 2003
previously issued  in
exchange for consulting
services                          -           -    (836,000)        (84)     (54,264)          -      54,340            -        (8)
Issuance of common stock
in exchange for licensing
services valued
at $ 0.065 per share in
January  2003                     -           -   1,500,000         150       97,350           -           -            -    97,500
Issuance of common stock
in exchange
for consulting services
valued at $ 0.13 per share
in January  2003                  -           -     586,250          58       76,155           -           -            -    76,213
Issuance of common stock
in exchange
for consulting services
at $ 0.065 per
share in February  2003           -           -       9,000           1          584           -           -            -       585
Issuance of common stock
to Founders in exchange
for services valued at
$0.0001  per share in
March 2003                        -           -  10,140,000       1,014            -           -           -            -     1,014
Issuance of  common stock
in exchange for consulting
services valued at
$2.50 per share in March 2003     -           -      91,060          10      230,624           -           -            -   230,634


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

                                                                                                                Deficit
                                                                          Additional                            Accumulated
                                      Preferred                           Paid in      Common      Stock        During
                           Preferred  Shares     Common      Common Stock Capital      Stock       Subscription Development
                           Shares     Amount     Shares      Amount       Amount       Subscribed  Receivable   Stage         Total
                           --------- ----------- ----------- -----------  -----------  ----------  -----------  ----------- --------
Issuance of common stock in
exchange for consulting
services valued at  $
0.065 per share in March 2003     -           -       6,000           1          389           -           -            -       390
Common stock subscribed in
exchange for cash at $1 per
share in March 2003               -           -           -           -       18,000           -           -            -    18,000
Common stock issued in
exchange for consulting
services at $ 0.065 per
share on April 1, 2003            -           -     860,000          86       55,814           -           -            -    55,900
Common stock issued in
exchange for
cash at $ 1.00 per share
on April 9, 2003                  -           -      18,000           2            -           -           -            -         2
Common stock issued in
exchange for
consulting services at $
0.065 per
share on April 9, 2003            -           -       9,000           1          584           -           -            -       585
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share on April 23, 2003           -           -       5,000           1       12,499           -           -            -    12,500
Common stock issued in
exchange for
consulting services at
$ 2.50 per
share, on June 12, 2003           -           -      10,000           1       24,999           -           -            -    25,000
Common stock issued in
exchange for
cash at $ 1.00 per share
on June 17, 2003                  -           -      50,000           5       49,995           -           -            -    50,000
Common stock subscribed
in exchange
for cash at $ 2.50 per
share pursuant
to private placement
on June 27, 2003                              -           -           -            -      24,000                        -    24,000
Common stock retired in
exchange for note payable
at $0.0118 per share,
on June 30, 2003                  -           -  (7,500,000)       (750)         750           -           -            -         -
Common stock issued in
exchange for
consulting services at
$0.065 per
share, on June 30, 2003           -           -     270,000          27       17,523           -           -            -    17,550
Common stock  subscribed
in exchange for cash at
$ 1.00 per share pursuant
to private placement on
June 30, 2003                     -           -           -           -            -      10,000           -            -    10,000
Common stock  subscribed
in exchange for cash at
$ 2.50 per share pursuant
to private placement on
June 30, 2003                     -           -           -           -            -      24,000           -            -    24,000
Common stock issued in
exchange for consulting
services at approximately
$2.01 per share, July 2003        -           -     213,060          21      428,798           -           -            -   428,819

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


                                                                                                              Deficit
                                                                        Additional                            Accumulated
                                    Preferred                           Paid in      Common      Stock        During
                         Preferred  Shares     Common      Common Stock Capital      Stock       Subscription Development
                         Shares     Amount     Shares      Amount       Amount       Subscribed  Receivable   Stage         Total
                         --------- ----------- ----------- -----------  ----------   ---------   ----------   ----------  ---------

Common stock canceled
in July 2003,
previously issued for
services rendered  at
$2.50 per share                 -           -     (24,000)         (2)     (59,998)          -           -            -     (60,000)
Common stock issued
in exchange for
options exercised at
$1.00 in July 2003              -           -      20,000           2       19,998           -           -            -      20,000
Common stock issued
in exchange for
exercised of options
previously
subscribed at $1.00 in
July 2003                       -           -      10,000           1        9,999     (10,000)          -            -           -
Common stock issued in
exchange for
consulting services at
approximately
$2.38 per share,
August 2003                     -           -     172,500          17      410,915           -           -            -     410,932
Common stock issued in
exchange for
options exercised at
$1.00 in August 2003            -           -      29,000           3       28,997           -           -            -      29,000
Common stock issued
in exchange for
consulting services
at approximately
$2.42 per share,
September 2003                  -           -     395,260          40      952,957           -           -            -     952,997
Common stock issued
in exchange  for
cash at $2.50 per
share-subscription
payable-September 2003          -           -      19,200           2       47,998     (48,000)          -            -           -
Common stock issued in
exchange for
cash at $2.50 per
share pursuant to
private placement
September 2003                  -           -       6,400           1       15,999           -           -            -      16,000
Common stock issued in
exchange for
options exercised at
$1.00 in  September 2003        -           -      95,000          10       94,991           -           -            -      95,001
Common stock subscription
receivable reclassification
adjustment                      -           -           -           -            -           -       2,600            -
2,600  Common Stock subscribed to
at $2.50 per share in
September 2003                  -           -           -           -            -     300,000           -            -     300,000
Net Loss for the year
ended September 30, 2003        -           -           -           -            -           -           -   (3,445,164) (3,445,164)
                         --------  ----------  ----------  ----------  -----------  ----------   ---------  -----------  ----------
Balance at September 30,
2003                            -  $        -  17,811,082  $    1,781  $ 2,577,568  $  300,000   $       -  $(3,456,776) $ (577,427)
                         ========  ==========  ==========  ==========  ===========  ==========   =========  ===========  ==========

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

                                                                                                              Deficit
                                                                        Additional                            Accumulated
                                    Preferred                           Paid in      Common      Stock        During
                         Preferred  Shares     Common      Common Stock Capital      Stock       Subscription Development
                         Shares     Amount     Shares      Amount       Amount       Subscribed  Receivable   Stage         Total
                         --------- ----------- ----------- -----------  ----------   ---------   ----------   ----------  ---------
Preferred shares issues
in exchange for services
at $25.00 per share,
October 2003                15,000          15          -           -            -            -            -           -         15
Common stock issued in
exchange for consulting
services at
approximately $2.85 per
share, October 2003                                287,439          29     820,389            -            -           -    820,418
Common stock issued in
exchange  for cash at
$2.50 per
share-subscription
payable-October 2003                               120,000          12     299,988     (300,000)           -           -          -
Common stock canceled
in October 2003,
previously issued for
services rendered  at
$2.50 per share                                   (100,000)        (10)   (249,990)           -            -           -   (250,000)
Common stock issued in
exchange for consulting
services at approximately
$3 per share,
November 2003                                      100,000          10     299,990            -            -           -    300,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
November, 2003                                     100,000          10     249,990            -            -           -    250,000
Common stock subscribed
in exchange for cash at
$2.50 per share pursuant
to private placement,
December, 2003                                       6,400           1      15,999            --           -      16,000
Common stock issued in
exchange for consulting
services at approximately
$2.59   per share,
December 2003                                    2,125,500         213   5,504,737            -            -           -  5,504,950
Common Stock subscribed to
at $2.50 per share in
December 2003                                            -           -           -      104,000            -           -    104,000
Beneficial conversion
feature relating
to notes payable                                         -           -   1,168,474            -            -           -   1,168,474
Beneficial conversion
feature relating
to warrants                                              -           -     206,526            -            -           -     206,526
Adjust common stock par
value from $0.0001 to
$0.50 per share, per
amendment of articles
dated Dec 2003                                           -  10,223,166 (10,223,166)           -            -           -          -
Common Stock issued
pursuant to subscription
at $2.50 share in Jan 2004                          41,600      20,800      83,200     (104,000)           -           -          -
Common stock issued in
exchange for consulting
services at $2.95 per
share, Jan 2004                                     13,040       6,520      31,948            -            -           -     38,468
Common stock issued in
exchange for consulting
services at $2.60 per
share, Jan 2004                                    123,000      61,500     258,300             -           -           -    319,800

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

                                                                                                              Deficit
                                                                        Additional                            Accumulated
                                    Preferred                           Paid in      Common      Stock        During
                         Preferred  Shares     Common      Common Stock Capital      Stock       Subscription Development
                         Shares     Amount     Shares      Amount       Amount       Subscribed  Receivable   Stage         Total
                         --------- ----------- ----------- -----------  ----------   ---------   ----------   ----------  ---------

Common stock issued in
exchange for consulting
 services at $3.05 per
share, Jan 2004                                       1,000         500       2,550           -            -           -      3,050
Common stock issued in
exchange for employee
services at $3.07 per
share, Feb 2004                                       6,283       3,142      16,147           -            -           -     19,289
Common stock issued in
exchange for consulting
services at $3.04 per
share, Mar 2004                                      44,740      22,370     113,640           -            -           -    136,010
Common Stock issued for
options exercised at
$1.00 per share in Mar
2004                                                 55,000      27,500      27,500           -            -           -     55,000
Common stock issued in
exchange for employee
services at $3.00 per
share, Mar 2004                                       5,443       2,722      13,623           -            -           -     16,345
Common stock issued in
exchange for employee
services at $3.15 per
share, Mar 2004                                       5,769       2,885      15,292           -            -           -     18,177
Preferred shared
converted to common
shares for consulting
services at $3.00 per
share, Mar 2004             (5,000)         (5)     125,000      62,500     312,500           -            -           -    374,995
Common stock issued in
exchange for employee
services at $3.03 per
share, Mar 2004                                       8,806       4,400      22,238           -            -           -     26,639
Common Stock issued
pursuant to
subscription at $2.50
per share in Mar. 2004                               22,500      11,250      (9,000)          -            -           -      2,250
Beneficial Conversion
Feature relating
to Notes Payable                                          -           -     122,362           -            -           -    122,362
Beneficial Conversion
Feature relating
to Warrants                                               -           -     177,638           -            -           -    177,638
Common stock issued in
exchange for consulting
services at $2.58 per
share, Apr 2004                                       9,860       4,930      20,511           -            -           -     25,441
Common stock issued in
exchange for consulting
services at $2.35 per
share, Apr 2004                                      11,712       5,856      21,667           -            -           -     27,523
Common stock issued in
exchange for consulting
services at $1.50 per
share, Apr 2004                                     367,500     183,750     367,500           -            -           -    551,250
Common stock returned
to treasury at
$0.065 per share,
Apr 2004                                            (50,000)    (25,000)     21,750           -            -           -     (3,250)
Preferred stock
converted to common
stock for consulting
services at $1.01
per share in May 2004       (4,000)         (4)     100,000      50,000      51,250           -            -           -    101,246
Common stock issued per
subscription May 2004                                10,000       5,000      (4,000)          -       (1,000)          -          -

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

                                                                                                              Deficit
                                                                        Additional                            Accumulated
                                    Preferred                           Paid in      Common      Stock        During
                         Preferred  Shares     Common      Common Stock Capital      Stock       Subscription Development
                         Shares     Amount     Shares      Amount       Amount       Subscribed  Receivable   Stage         Total
                         --------- ----------- ----------- -----------  ----------   ---------   ----------   ----------  ---------
Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004                                   137,000      68,500      50,730           -           -            -    119,230
Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004                                    26,380      13,190      17,147           -           -            -     30,337
Common stock returned to
treasury at $0.065 per
share, Jun 2004                                      (5,000)     (2,500)      2,175           -           -            -       (325)
Common stock issued in
exchange for consulting
services at $0.67 per
share in June 2004                                  270,500     135,250      45,310           -           -            -    180,560
Common stock issued in
exchange for consulting
services at $0.89 per
share in June 2004                                    8,000       4,000       3,120           -           -            -      7,120
Common stock issued in
exchange for consulting
services at $0.65 per
share in June 2004                                   50,000      25,000       7,250           -           -            -     32,250
Common stock issued
pursuant to private
placement at $1.00
per share in June 2004                              250,000     125,000     125,000           -           -            -    250,000
Common stock issued in
exchange for consulting
services at $0.54 per
share in July 2004                                  100,000      50,000       4,000           -           -            -     54,000
Common stock issued in
exchange for consulting
services at $0.72 per
share in July 2004                                    5,000       2,500       1,100           -           -            -      3,600
Common stock issued in
exchange for consulting
services at $0.47 per
share in July 2004                                  100,000      50,000      (2,749)          -           -            -     47,251
Common stock issued in
exchange for consulting
services at $0.39 per
share in August 2004                                100,000      50,000     (11,000)          -           -            -     39,000
Preferred stock converted
to common stock for
consulting services at
$0.39 per share in
August 2004                 (2,000)         (2)      50,000      25,000      (5,500)          -           -            -     19,498
Common stock issued in
exchange for consulting
services at $0.50 per
share in August 2004                                100,000      50,000250                                        50,250
Common stock issued in
exchange for consulting
services at $0.56 per
share in August 2004                                200,000     100,000      12,500           -           -            -    112,500
Common stock issued in
exchange for consulting
services at $0.41 per
share in August 2004                                 92,500      46,250      (8,605)          -           -            -     37,645
Common stock issued in
exchange for consulting
services at $0.52 per
share in September 2004                           1,000,000     500,000      17,500           -           -            -    517,500

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

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares         Amount    Amount      Subscribed Receivable   Stage        Total
                         --------  ----------  ----------- ----------  -----------  ---------  ----------   ----------- -----------
Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005               -           -      121,985        122      168,217          -           -            -      168,339

Common Stock issued in
exchange for consulting
services at$0.48 per share in August
2005                            -           -      250,000        250      119,750          -           -            -      120,000

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.62 per share in
September 2005                  -           -      814,158        814      501,858          -           -            -      502,672

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.70 per share in
September 2005                  -           -      391,224        391      273,466          -           -            -      273,857

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005               -           -      185,000        185      173,715          -           -            -      173,900

Common Stock returned in
September 2005, previously
issued for services
rendered at $0.40 per share     -           -     (740,000)      (740)    (353,232)    56,000       1,000            -     (296,972)

Adjustment to
warrants previously issued
and canceled during the year
ended Sept 30, 2005             -           -            -          -     (287,440)         -           -            -     (287,440)

Net Loss                        -           -            -          -            -          -           -   (52,610,380)(52,610,380)
                         --------  ----------  ----------- ----------  -----------  ---------  ----------   ----------- -----------
Balance as of September
30, 2005                   60,000  $        6  112,230,392 $  112,230  $81,879,801  $  20,000    $      -  $(75,425,414) $6,586,623
                         ========  ==========  =========== ==========  ===========  =========  ==========  ============  ==========

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

                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                          --------  ---------- ------------ ----------- ------------  ---------  --------- ------------  ----------
Common stock issued
pursuant to subscription
at $0.50 per share
in October 2005                  -           -      400,000         400      199,600   (200,000)         -            -           -

Common Stock issued in
exchange for consulting
services at $0.75 per share
in October 2005                  -           -      100,000         100       74,900          -          -            -      75,000

Common Stock returned in
October 2005, previously
issued for services
rendered at $0.60 per share      -           -     (350,000)       (350)    (209,650)         -          -            -    (210,000)

Common stock issued
pursuant to subscription
at $0.50 per share
in December 2005                 -           -       40,000          40       19,960    (20,000)         -            -           -

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.51 per share in
December 2005                    -           -      505,854         506      257,481          -          -            -     257,987

Fair value related to
warrants issued in
November 2005                    -           -            -           -      563,750          -          -            -     563,750

Net Loss                         -           -            -           -            -          -          -   (2,444,489) (2,444,489)
                          --------  ---------- ------------ ----------- ------------  ---------  --------- ------------  ----------
Balance as of December
31, 2005                    60,000  $        6  112,926,246 $   112,926 $ 82,785,842  $(200,000) $       - $(77,869,903) $4,828,871
                          ========  ========== ============ =========== ============  =========  ========= ============  ==========

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                                                    For the period
                                                                                                                     September 16,
                                                                                                                     2002 (date of
                                                                                                                       inception)
                                                                                  For The Three Months Ended             through
                                                                                        December 31,                   December 31,
                                                                                    2005               2004               2005
                                                                                    ----               ----               ----
Cash flows from operating activities:
Net loss from operating activities ........................................      $ (2,444,489)     $(12,365,136)    $(77,869,903)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation ..............................................................           336,942             4,721          690,210
Organizational Expenses ...................................................                                               88,500
Preferred Shares issued in exchange for service ...........................               --                --         1,500,000
Warrants issued to consultants and note holders............................           563,750           394,698        3,539,916
Amortization of beneficial conversion feature-convertible notes............               --          1,515,000       10,461,000
Common stock issued:
 in exchange for consultant services rendered .............................            75,000         9,366,507       30,681,373
 in connection with costs of  acquiring intangible assets .................               --                --        14,689,100

 in connection with issuance of penalty shares pursuant
to pending SB-2 registration...............................................           257,986               --         1,034,515
Common stock canceled-previously issued for services rendered .............          (210,000)         (642,605)        (973,845)

Changes in Assets and Liabilities:
 Other current receivables.................................................            (4,975)              --           (17,404)
 Other assets..............................................................               --                --           (13,890)

Increase (decrease) in:
 Restricted cash related to stock subscription escrow......................               --         (1,065,318)            --
 Increase in due related parties ..........................................            53,805             1,523           94,558
 Accounts payable and accrued liabilities .................................           958,611         1,203,816        2,993,416
                                                                                 ------------      ------------     ------------
Net cash used in operating activities .....................................          (413,370)       (1,586,794)     (13,102,454)


Cash flows from investing activities:
 Security deposits ........................................................            (9,397)          (24,026)         (23,659)
 Capital expenditures .....................................................             6,103               --            (6,647)
 Payments for patent filing ...............................................               --             (4,347)         (25,698)
                                                                                 ------------      ------------     ------------
Net cash used in investing activities .....................................            (3,294)          (28,373)         (56,004)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost ...........................               --                --           432,000
Proceeds from subscription of common stock ................................               --            250,000        9,204,000
Proceeds from sale of options .............................................               --             36,000          311,750
Proceeds from loans .......................................................           550,000         1,390,000        3,300,000
Repayment of note payable..................................................               --                --           (24,854)
Advances from shareholders ................................................                                 --           100,088
                                                                                 ------------      ------------      ------------
Net cash provided by financing activities .................................           550,000         1,676,000       13,322,984


Net increase in cash and cash equivalents .................................           133,336            60,833          164,526
Cash and cash equivalents at beginning of period ..........................            31,190             1,832              --
Cash and cash equivalents at end of period ................................      $    164,526       $    62,665     $    164,526
                                                                                 ============      ============      ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest ......................................               --                --               --
Cash paid during period for taxes .........................................               --                --               --

Non-cash transaction
Common stock issued for services ..........................................            75,000         9,366,507       30,681,373
Common stock issued in exchange for intellectual property                                 --                --         9,430,900
Common stock issued in exchange for previously incurred debt                              --                --         3,109,533
Common stock penalty shares issued pursuant to pending SB-2 registration              257,986               --         1,034,515


Common stock canceled-previously issued for services rendered .............          (210,000)         (642,605)      (973,845)
Common stock retired ......................................................               --                --               --
Amortization of beneficial conversion feature..............................               --          1,515,000       10,461,000
Preferred Shares in exchange for services..................................               --                --         1,500,000
Warrants issued to consultants ............................................           563,750           394,698        3,539,916

Acquisition:
Common stock retained .....................................................                                 --             1,015
Assets acquired ...........................................................                                 --              (135)
                                                                                                   ------------      ------------
Total consideration paid ..................................................                                 --               880
                                                                                                   ------------      ------------
Organization expenses - note issued in exchange of shares retired .........                                 --            88,500

Common stock issued in exchange for note payable ..........................               --             88,500           88,500

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

In July 2005, the Company issued 8,000,000 shares of its common stock without restriction to employees in exchange for services rendered. . The Company valued the shares issued at approximately $0.48 per share for a total of $3,840,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. The Company is investigating the circumstances surrounding the issuance of the shares and the possible subsequent resale of certain of the shares on the open market and the possibility of violations of securities laws. (see Note G).

In July 2005, the Company issued 121,985 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.94 per share for a total of $168,339, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In August 2005, the Company issued 250,000 shares of its common stock to consultants in exchange for services rendered. The Company valued the shares issued at approximately $0.48 per share for a total of $120,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. The Company is investigating the circumstances surrounding the issuance of the shares and the possible subsequent resale of certain of the shares on the open market and the possibility of violations of securities laws.(see Note G).

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

                                     Warrants Outstanding                                        Warrants Exercisable
                                                  Weighted Average             Weighted          Weighted
                              Number          Remaining Contractual           Average            Number         Average
    Exercise Prices         Outstanding             Life (Years)          Exercise Price     Exercisable   Exercise Price
          $0.10                 105,464                    3.54       $          0.10            105,464     $         0.10
          $0.20                   5,000                    2.88       $          0.20              5,000     $         0.20
          $0.50               5,550,000                    4.85       $          0.50          5,550,000     $         0.50
          $0.60               9,132,000                    3.38       $          0.60          9,132,000     $         0.60
          $0.70                 750,000                    1.58       $          0.70            750,000     $         0.70
          $0.75              17,727,000                    3.75       $          0.75         17,727,000     $         0.75
          $1.00                 100,000                    0.79       $          1.00            100,000     $         1.00
                                -------                                                          -------
                             33,369,464                                                       33,369,464


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

Potential Liability Resulting From Issuance and Resale of Stock

During the months of July and August 2005, the Company issued a total of 8,250,000 shares (the Shares") of its common stock to nine employees and consultants (See Note D). These shares were not registered under the Securities Act of 1933, as amended ("Securities Act"), or the securities laws of any state. Further, the Shares were issued without a restrictive legend prohibiting their resale except in compliance with the Securities Act. The Company believes that certain of the Shares were subsequently sold on the open market but has been unable to determine the magnitude of the sales. The Company is currently investigating the circumstances surrounding the issuance of the Shares and the possible subsequent resale of certain of the Shares on the open market and the possibility of violations of securities laws.

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

Costs and Expenses

Selling, general and administrative expenses for the three months ended December 31, 2005 compared to December 31, 2004 decreased $8.676 million or 81% to $2.078 million from $10.754 million in the prior period. Included within the $8.676 million decrease compared to the three months ended December 31, 2005 was $9.807 million in lower expenses consisting of $9.292 million in fund raising and consultant costs, $465,000 in royalties and $50,000 in lower travel costs.
Offsetting the decreases was $1.131 million in higher costs consisting of $774,000 in accrued penalty shares pursuant to the pending SB-2 registration and $357,000 in relocation, restructuring charges and other items.

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

     As of December 31, 2005, we had a working capital deficit of $3,976,382. For the year ended December 31, 2005, we generated a net cash flow deficit from operating activities of $413,000 consisting primarily of year to date losses of $2,444,000. Non cash equity adjustments totaling a net $687,000 included $564,000 in expensed warrants issued in connection with the November 2005 financing, $75,000 in net stock issued for consulting services, $258,000 in penalty stock issued pursuant to the pending SB-2 registration and ($210,000) in cancelled shares for services previously rendered. Finally, non cash depreciation and amortization totaled $337,000 while net liabilities and other increased by $1.007 million. Cash used in investing activities totaled $3,000 primarily for increased security deposits. Cash provided by financing activities for the year ended December 31, 2005 resulted from the $550,000 bridge financing.

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

Potential Liability Resulting From Issuance and Resale of Stock

During the months of July and August 2005, the Company issued a total of 8,250,000 shares (the "Shares") of its common stock to nine employees and consultants. These shares were not registered under the Securities Act of 1933, as amended ("Securities Act"), or the securities laws of any state. Further, the Shares were issued without a restrictive legend prohibiting their resale except in compliance with the Securities Act. The Company believes that certain of the Shares were subsequently sold on the open market but has been unable to determine the magnitude of the sales. The Company is currently investigating the circumstances surrounding the issuance of the Shares and the possible subsequent resale of certain of the Shares on the open market and the possibility of violations of securities laws.

The above described actions may lead to civil lawsuits and governmental actions against the Company for violations of federal securities laws. The Company is unable to predict the extent, if any, of its ultimate liability if such actions were brought. The costs and other effects of any governmental investigations and proceedings, litigation, claims and damages, and settlements and judgments in this matter could have a material adverse effect on the Company's financial condition and operating results. The Company is taking actions to insure its compliance with securities laws.


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

The issuance and resale of certain shares of common stock may lead to civil lawsuits and governmental actions against the Company.

     During the months of July and August 2005, the Company issued a total of 8,250,000 shares (the "Shares") of its common stock to nine employees and consultants. These shares were not registered under the Securities Act of 1933, as amended ("Securities Act"), or the securities laws of any state. Further, the Shares were issued without a restrictive legend prohibiting their resale except in compliance with the Securities Act. The Company believes that certain of the Shares were subsequently sold on the open market but has been unable to determine the magnitude of the sales. The Company is currently investigating the circumstances surrounding the issuance of the Shares and the possible subsequent resale of certain of the Shares on the open market and the possibility of violations of securities laws.

     The above described actions may lead to civil lawsuits and governmental actions against the Company for violations of federal securities laws. The Company is unable to predict the extent, if any, of its ultimate liability if such actions were brought. The costs and other effects of any governmental investigations and proceedings, litigation, claims and damages, and settlements and judgments in this matter could have a material adverse effect on the Company's financial condition and operating results. The Company is taking actions to insure its compliance with securities laws.

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

In addition to the foregoing, as disclosed elsewhere in this Quarterly Report, during the months of July and August 2005, we issued a total of 8,250,000 shares (the "Shares") of our common stock to certain employees and consultants that were not registered under the Securities Act of 1933, as amended ("Securities Act"), or the securities laws of any state. Further, the Shares were issued without a restrictive legend prohibiting their resale except in compliance with the Securities Act. In addition, we did not previously disclose that these issuances were unregistered in accordance with the provisions of the Securities Exchange Act of 1934, as amended.

We are currently investigating the circumstances surrounding the issuance of the Shares and the possible subsequent resale of certain of the Shares on the open market and the possibility of violations of securities laws. Since the date of the issuance of the Shares, we have hired a new Chief Executive Officer and we are currently searching for a new Chief Financial Officer. We believe that the retention of these new persons, together with the actions being taken in response to the accounting errors reported above, should be sufficient to insure that future issuances of securities are made in compliance with securities laws and are properly reported.

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

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits

10.1 Promissory Note dated November 3, 2005, between Applied DNA Sciences Inc. and Allied International Fund, filed as an exhibit to the quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on February 21, 2006 and incorporated herein by reference.

10.2 Letter dated February 3, 2006 amending Promissory Note dated November 3, 2005, between Applied DNA Sciences Inc. and Allied International Fund, filed as an exhibit to the quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on February 21, 2006 and incorporated herein by reference.

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

                           APPLIED DNA SCIENCES, INC.



Date:  March 2, 2006               By:  /s/ Dr. James Hayward
                                        ----------------------
                                        Chief Executive Officer
                                        Principal Executive Officer,
                                        Principal Financial Officer
                                        and Principal Accounting Officer).