Form 10QSB
period 2006-03-31
APPLIED DNA SCIENCES INC
filed 2006-05-23
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2006

                        Commission file number 002-90519

                           APPLIED DNA SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                             59-2262718
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

   25 Health Sciences Drive, Suite 113
        Stony Brook, New York                                  11790
(Address of Principal Executive Offices)                    (Zip Code)

                                 (631) 444-6861
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X__ No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes _____ No _X__

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006, was 118,582,385 shares, held by approximately 1,380 shareholders.

Transitional Small Business Disclosure Format (check one):

                                Yes _____ No _X__

                            APPLIED DNA SCIENCES, INC
                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                     QUARTERLY PERIOD ENDING MARCH 31, 2006


Table of Contents


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Condensed Consolidated Balance Sheet:                                        1
March 31, 2006 (Unaudited)
Condensed Consolidated Statements of Losses:                                 2
Three Months Ended March 31, 2006 and 2005 (Unaudited) and
the Period from September 16, 2002 (Date of Inception) Through
March 31, 2006 (Unaudited)
Condensed Consolidated Statement of Stockholder's Equity (Deficiency):       3
For the Period from September 16, 2002 (Date) of Inception Through
March 31 2006 (Unaudited)
Condensed Consolidated Statements of Cash Flows:                            18
Three Months Ended March 31, 2006 and 2005 (Unaudited) and
the Period from September 16, 2002 (Date of Inception) Through
 March 31, 2006 (Unaudited)
Notes to Unaudited Condensed Consolidated Financial Information:           19-42
March 31, 2006

Item 2.  Management Discussion and Analysis                                 43

Item 3   Controls and Procedures                                            63

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  65
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        66
Item 3.  Defaults Upon Senior Securities                                    66
Item 4.  Submission of Matters to a Vote of Security Holders                66
Item 5.  Other Information                                                  66
Item 6.  Exhibits                                                           67
Signatures                                                                  68

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)

                                   ASSETS

Current assets:
  Cash and cash equivalents                                                           $     77,715
  Advances and other receivables                                                             3,128
                                                                                      ------------
Total current assets                                                                        80,843

Property, plant and equipment - Net of accumulated depreciation of $6,265                   42,337
Deposits and prepaid expenses                                                               23,382

Intangible assets:
  Patents, net of accumulated amortization of $15,168 (Note B)                              19,089
  Intellectual Property , net of accumulated amortization of  $1,010,454 (Note B)        8,420,446
                                                                                      ------------
Total                                                                                 $  8,586,097
                                                                                      ============
Assets

                  LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                            $  2,274,400
  Accrued liabilities due related parties                                                    2,496
  Note payable (Note D)                                                                    510,429
                                                                                      ------------
Total current liabilities                                                                2,787,325

Warrant Liability (Note G)                                                               6,787,395
Convertible Note payable, net of unamortized discount (Note  D)                            676,790

Commitments and contingencies (Note I)

Deficiency in Stockholders' Equity:
Preferred stock, par value $.001 per share; 10,000,000 shares authorized;                        6
  60,000 issued and outstanding
Common stock, par value $.001 per share; 250,000,000 shares authorized;
  118,582,385 shares issued and outstanding                                                118,582
Common stock subscription                                                                 (200,000)
Additional paid-in-capital                                                              88,220,817
Total Accumulated Deficit                                                              (89,804,818)
                                                                                      ------------
Total Deficiency in  Stockholders' Equity                                               (1,665,413)
                                                                                      ------------
Total liabilities and Deficiency in Stockholders' equity                              $  8,586,097
                                                                                      ============


See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                               For the Three                            For the Six
                                                Months Ended                           Months Ended             September 16, 2002
                                                  March 31                               March 31               (Date of Inception)
                                                                                                                      through
                                          2006                2005               2006               2005          March 31, 2006
                                      -------------      -------------      -------------      -------------      -------------
                                                          (as restated                         (as restated
                                                           see Note I)                          see Note I)
Operating expenses:
Selling, general and
administrative                        $   1,009,934      $  10,406,288      $   3,088,661      $  21,199,209      $  67,937,350
Research and development                     75,033               --               91,303               --              968,711
Depreciation and amortization               341,676              7,306            684,375             12,027          1,043,802
                                      -------------      -------------      -------------      -------------      -------------

Total operating expenses                  1,426,643         10,413,594          3,864,339         21,211,236         69,949,863

Operating loss                           (1,426,643)       (10,413,594)        (3,864,339)       (21,211,236)       (69,949,863)

Net gain/(loss) on revaluation of
warrant liability                         4,846,273         13,310,729         12,973,966         10,174,403         30,872,773

Other income (expense)                       (3,520)             3,100              9,493              3,415             40,835
Interest income (expense)                   (59,597)       (19,567,738)           (79,403)       (23,515,586)       (50,768,563)
Income (taxes) benefit                         --                --                  --                 --                 --
                                      -------------      -------------      -------------      -------------      -------------

Net Income (Loss)                     $   3,356,513      $ (16,667,503)     $   9,039,717      $ (34,549,004)     $ (89,804,818)

Earnings  (Loss) per common share:
Basic                                 $         .03      $       (0.31)     $         .08      $       (0.86)     $       (2.03)
Diluted
Weighted average shares
outstanding:
Basic                                   116,483,044         53,044,883        114,487,589         40,082,628         44,237,067
Diluted                                 116,593,508         53,044,883        116,593,508         40,082,628

See accompanying notes to unaudited condensed consolidated financial statements


                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)

                                                                                                                Deficit
                                                                           Additional                           Accumulated
                                      Preferred                            Paid in     Common      Stock        During
                           Preferred  Shares     Common      Common Stock  Capital     Stock       Subscription Development
                           Shares     Amount     Shares      Amount        Amount      Subscribed  Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share        -  $        -     100,000  $       10  $      990            - $        -  $        -  $    1,000

Net Loss                          -           -           -           -           -            -          -     (11,612)    (11,612)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance at September 30,
2002                              -           -     100,000          10         990            -          -     (11,612)    (10,612)
Issuance of common stock
in connection with merger
with Prohealth Medical
Technologies, Inc on
October 1, 2002                   -           -  10,178,352       1,015           -            -          -           -       1,015
Cancellation of Common
stock in connection with
merger with Prohealth
Medical Technologies,
Inc on October
21, 2002                          -           -    (100,000)        (10)     (1,000)           -          -           -      (1,010)
Issuance of common stock
in exchange for services
in October 2002 at $ 0.65
per share                         -           -     602,000          60      39,070            -          -           -      39,130
Issuance of common stock in
exchange for subscription
in November and December
2002 at $ 0.065 per share         -           -     876,000          88      56,852            -    (56,940)          -           -
Cancellation of  common
stock in January 2003
previously issued  in
exchange for consulting
services                          -           -    (836,000)        (84)    (54,264)           -     54,340           -          (8)
Issuance of common stock
in exchange for licensing
services valued
at $ 0.065 per share in
January  2003                     -           -   1,500,000         150      97,350            -          -           -      97,500
Issuance of common stock
in exchange
for consulting services
valued at $ 0.13 per share
in January  2003                  -           -     586,250          58      76,155            -          -           -      76,213
Issuance of common stock
in exchange
for consulting services
at $ 0.065 per
share in February  2003           -           -       9,000           1         584            -          -           -         585
Issuance of common stock
to Founders in exchange
for services valued at
$0.0001  per share in
March 2003                        -           -  10,140,000       1,014           -            -          -           -       1,014
Issuance of  common stock
in exchange for consulting
services valued at
$2.50 per share in March 2003     -           -      91,060          10     230,624            -          -           -     230,634

 See accompanying notes to unaudited condensed consolidated financial statements


                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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


 See accompanying notes to unaudited condensed consolidated financial statements


                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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


                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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


                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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


                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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
                           ========= =========== =========== =========== ===========  ========== =========== =========== ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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

 See accompanying notes to unaudited condensed consolidated financial statements

                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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

 See accompanying notes to unaudited condensed consolidated financial statements


                                                     A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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

 See accompanying notes to unaudited condensed consolidated financial statements


                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
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

See accompanying notes to unaudited condensed consolidated financial statements


                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
                                                              (Continued)


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

 See accompanying notes to unaudited condensed consolidated financial statements

                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
                                                              (Continued)
                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Common Stock issued in
exchange for consulting
services at $0.48 per share
in August 2005                    -           -     250,000         250       119,750        -          -            -      120,000

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                 -           -     121,985         122       168,217        -          -            -      168,339

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.62 per share in
September 2005                   -           -      814,158         814       501,858        -          -            -      502,672

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.70 per share in
September 2005                   -           -     391,224          391       273,466        -         -             -      273,857

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                -           -     185,000         185       173,715         -         -             -      173,900

Common Stock returned in
September 2005, previously
issued for services
rendered at $0.40 per share      -           -    (740,000)       (740)    (353,232)   56,000       1,000            -     (296,972)

Adjustment to
warrants previously issued
and canceled during the year
ended Sept 30, 2005               -           -          -           -     (287,440)        -         -             -      (287,440)

Cumulative effect of
Warrant revaluation               -           -          -           -     7,005,371        -         -     23,419,121  (16,413,750)

Net Loss                          -           -          -           -            -         -         -    (52,610,380) (52,610,380)
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------
Balance as of September
30, 2005                     60,000  $       6  112,230,392   $ 112,230  $88,885,173 $ 20,000    $    -   $(98,844,535) $(9,827,126)
                           ========= =========== =========== =========== =========== ========== ======== ============= =============

 See accompanying notes to unaudited condensed consolidated financial statements


                                                       APPLIED DNA SCIENCES, INC
                                                     (A development stage company)
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                      MARCH 31, 2006 (Unaudited)
                                                              (Continued)
                                                                                                              Deficit
                                                                          Additional                          Accumulated
                                      Preferred                           Paid in     Common     Stock        During
                           Preferred  Shares      Common    Common Stock  Capital     Stock      Subscription Development
                           Shares     Amount      Shares        Amount    Amount      Subscribed Receivable   Stage        Total
                           --------- ----------- ----------- ----------- -----------  ---------- ----------- ----------- -----------

Common stock issued
pursuant to subscription
at $0.50 per share
in October 2005                  -           -      400,000         400      199,600   (200,000)        -             -           -

Common Stock issued in
exchange for consulting
services at $0.75 per share
in October 2005                  -           -      100,000         100       74,900          -         -             -      75,000

Common Stock returned in
October 2005, previously
issued for services
rendered at $0.60 per share      -           -     (350,000)       (350)    (209,650)         -         -             -    (210,000)

Common stock issued
pursuant to subscription
at $0.50 per share
in December 2005                 -           -       40,000          40       19,960    (20,000)        -             -           -

Common Stock penalty shares
issued pursuant to pending
SB-2 registration
at $0.51 per share in
December 2005                    -           -      505,854         506      257,481          -         -             -      257,987

Fair value related to
warrants issued in
November 2005                    -           -            -           -      563,750          -         -             -      563,750

Effect of Warrant
Revaluation                      -           -            -           -   (1,758,900)         -               8,127,693   6,368,793

Net Loss                         -           -            -           -            -          -         -    (2,444,489) (2,444,489)
                           --------  ---------- -----------  ----------  -----------  ---------- --------  ------------ -----------
Balance as of December
31, 2005                     60,000  $       6  112,926,246   $ 112,926  $88,032,313  $(200,000)  $     -  $(93,161,331) $ 5,216,086
                           ========  ========== ===========  ==========  ===========  ========== ========  ============  ===========

See accompanying notes to unaudited condensed consolidated financial statements

                                                      APPLIED DNA SCIENCES, INC
                                                    (A development stage company)
                               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH
                                                     MARCH 31, 2006 (Unaudited)
                                                             (Continued)
                                                                                                           Deficit
                                                                    Additional                           Accumulated
                                 Preferred                            Paid in   Common       Stock         During
                     Preferred    Shares    Common    Common Stock   Capital     Stock     Subscription  Development
                        Shares    Amount    Shares      Amount        Amount    Subscribed  Receivable      Stage         Total
                        ------     ---   -----------   ---------   -----------  ---------     -----      ------------  ------------
Common Stock
returned in
January 2006,
previously issued
for services
rendered at $0.60
per share                                   (250,000)       (250)     (149,750)                                            (150,000)
Penalty shares
issued pursuant to
pending SB-2
registration at
$0.32 per share in
January 2006                                 806,212         806       257,182                                              257,988
Penalty shares
issued pursuant to
pending SB-2
registration at
$0.20 per share in
January 2006                               1,289,927       1,290       256,695                                              257,985
Warrants issued in
January 2006                                                            43,100                                               43,100
Common Stock
issued in exchange
for consulting
services at $0.17
share in February
2006                                         160,000         160        27,040                                               27,200
Common Stock
issued in exchange
for consulting
services at $0.16
share in February
2006                                       3.800.000       3,800       604,200                                              608,000
Common Stock
returned in March
2006, previously
issued for
services rendered
at $0.80 per share                          (150,000)       (150)     (119,850)                                            (120,000)
Valuation of
Warrant
Liabilities in
connection with
Private Placement
(Note C)                                                              (730,111)                                            (730,111)
Net Loss                                                                                                    3,356,513     3,356,513
Balance as of March
                        ------     ---   -----------   ---------   -----------  ---------     -----      ------------  ------------
31, 2006                60,000       6   118,582,385   $ 118,582   $88,220,817  $(200,000)    $ -        $(89,804,818) $ (1,665,412)
                        ======     ===   ===========   =========   ===========  =========     =====      ============  ============

                           See accompanying notes to unaudited condensed consolidated financial statements

                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                                    For the period
                                                                                                                     September 16,
                                                                                                                     2002 (date of
                                                                                 For the Six Months Ended             Inception)
                                                                                       March 31,                    Through March
                                                                                2006                 2005               31, 2006
Net cash used in operating activities                                        $(1,508,503)        $(5,312,827)        $(14,197,587)

                                                                                 (44,972)            (28,288)             (97,682)
Net cash used in investing activities


Net cash provided by financing activities                                      1,600,000           8,314,300           14,372,984


Net increase in cash and cash equivalents                                         46,525           2,973,185               77,715

Cash and cash equivalents at beginning of period                                  31,190               1,832                 --
Cash and cash equivalents at end of period                                   $    77,715         $ 2,975,017         $     77,715

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                                --                  --                   --
Cash paid during period for taxes                                                   --                  --                   --

Non-cash transaction
Common stock issued for services                                                 710,200                --             31,316,573
Common stock issued in exchange for intellectual property                           --                  --             14,689,100
Common stock issued in exchange for previously incurred debt
Common stock penalty shares issued pursuant to pending SB-2 registration         773,958                --              1,550,487

Common stock canceled-previously issued for services rendered                   (480,000)               --             (1,243,845)
Common stock retired
Amortization of beneficial conversion feature                                       --                  --             10,461,000
Preferred Shares in exchange for services                                           --                  --              1,500,000
Warrants issued to consultants                                                   606,850                --              3,583,016

Acquisition:
Common stock retained                                                               --                  --                  1,015
Assets acquired                                                                     --                  --                   (135)
Total consideration paid                                                            --                  --                    880
Organization expenses - note issued in exchange of shares retired                   --                  --                 88,500


                           See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying unaudited consolidated financial statements as of March 31, 2006 and for the six month periods ended March 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2005 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

        The results of the six month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending September 30, 2006.

        Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        Business and Basis of Presentation

        On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2006, the Company has accumulated losses of $89,804,818.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

        Reclassification

        Certain prior period amounts have been reclassified for comparative purposes.

        Stock-Based Compensation

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

        As more fully described in financial statements as included in Form 10-KB for the year ended September 30, 2005, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of September 30, 2005, 3,660,000 options were outstanding and exercisable. The Company did not grant any stock options to employees during the quarter ended March 31, 2006. The Company did not recognize compensation expense related to employees stock options in the quarter ended March 31, 2006. The impact on earnings for the remainder of fiscal 2006 for stock based compensation will depend on future stock option issuances.

        In prior years, the Company applied the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for the issuance of stock options to employees and accordingly compensation expense related to employees' stock options were recognized in the prior year financial statements to the extent options granted under stock incentive plans had an exercise price less than the market value of the underlying common stock on the date of grant.

        Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and loss per share would have been as follows:


                                                      For the six months ended
                                                      ------------------------
                                                 March 31, 2006      March 31, 2005
Net income (loss)  attributable to common
stockholders -as reported and restated           $  9,039,717        $(34,549,004)
Add:
Total stock based employee compensation
expense as  reported under intrinsic value
method (APB No. 25)                                         -                   -
Deduct:
Total stock based employee compensation
expense as reported under fair value based
method  (SFAS No. 123)
                                                            -                   -
Net Income (loss)  -Pro Forma                    $  9,039,717         (34,549,004)
Net Income (loss)  attributable to common
stockholders - Pro forma                         $  9,039,717         (34,549,004)
Basic income (loss) per share -as reported            $  0.08           $   (0.86)
Basic income (loss)  per share - Pro forma            $  0.08           $   (0.86)
Diluted income (loss) per share -as reported          $  0.08           $   (0.86)
Diluted income (loss)  per share - Pro forma          $  0.08           $   (0.86)

Derivative Financial Instruments

        The Company's derivative financial instruments consist of embedded derivatives related to the 10 % Secured Convertible Promissory Notes (the "Serial Notes") entered into on March 7, 2006, 2006 (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $858,600) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital at March 31, 2006 totaled $730,111. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 157.55%; and risk free interest rate of 4.82% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note F).

New Accounting Pronouncements

        FAS 129-1. In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, "Disclosure Requirements under SFAS 129, "Disclosure of Information about Capital Structure," Relating to Contingently Convertible Securities." The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company's financial position, results of operations, or cash flows.

        Staff Accounting Bulletin No. 107. In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (" SAB 107 "). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

        SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

        The identifiable intangible assets acquired and their carrying value at March 31, 2006 are:

                                                                        Weighted
                                                                         Average
     Amortizable                 Gross                               Amortization
      Intangible               Carrying    Accumulated                Residual    Period
      Assets                    Amount     Amortization     Net         Value      (Years)
     Trade secrets and
     developed
     technologies               9,430,900    1,010,454    8,420,446           --          7
     Patents                       34,257       15,168       19,089                       5
                              -----------    ---------    ---------  -------------     -----
     Total Amortized
     Identifiable
     Intangible Assets        $ 9,465,157  $ 1,025,622   $8,439,535           --       6.99
                              ===========  ===========   ==========  =============     ====

        Total amortization expense charged to operations for the six months ended March 31, 2006 and 2005 were $ 677,040 and $7,306 respectively.


NOTE C - NOTES PAYABLE

        Notes payable at March 31, 2006 consist of the following:

     10% Secured  Convertible Promissory Notes , net of
     unamortized debt discount of $ 823,210 (see below)         $   676,790
     4% convertible note payable, unsecured, and due August
     1, 2005; currently in default;  Noteholder has the
     option to convert unpaid principal together with accrued
     and unpaid interest to 180,000 shares of the  Company's
     restricted common stock. The Company is in default under
     the terms of the Note Agreements.                              410,429
     7.5% note payable to BioCogent,  Ltd., an entity
     controlled by the Company's  President and CEO ;
     unsecured and repayment of principal and accrued and
     unpaid interest  due upon the earlier of the (i) receipt
     by the  Company of $250,000 in debt or, equity or other
     infusion of capital or (ii) by June  30, 2006.                 100,000
                                                               -------------
                                                                  1,187,219
     Less : Current portion                                        (510,429)
                                                                $   676,790

        10% Secured Convertible Promissory Notes

        On March 8, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,500,000 (the "Serial Notes") and warrants to purchase 3,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on September 7, 2007 and are convertible into the Company's common stock, at the holder's option, at fifty cents ($.50) per share during the period from the date of issuance (March 8, 2006) through March 7, 2007. Should the holder of the Serial Note elect not to convert to the Company's common stock on or before March 7, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company's common stock at an amount equal to 80% of the average bid price of the Company's common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of September 7, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company's pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Serial Notes , in an amount equal to 2% of the unpaid principal balance per month if the above deadlines are not met. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

        The warrants are exercisable until five years from March 8, 2006 until March 7, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrents for $1.25 per share at the earlier of (i) one year from issuance or (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the Company's common stock trades at or above $1.25 per share for twenty (20) consecutive trading days. The Company may exercise its right of redemption by written notice to the registered holder of the warrant together with payment of $1.25 or its British Sterling equivalent. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

        The initial relative fair value assigned to the embedded derivatives was $346,500.

        In conjunction with the Notes, the Company issued warrants to purchase 3,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $512,100.

        The Company recorded the fair value of the derivatives ($346,500) and warrants ($ 512,100) to debt discount, aggregating $858,600, which will be amortized to interest expense over the term of the Notes. Amortization of $35,390 was recorded for the three months ended March 31, 2006.

        The market price of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the Serial Notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the due date of September 7, 2007, the more shares the Company will need to issue to convert the principal and interest payments then due on the Notes.

        Future minimum principal payments are as follows under notes payable for the year ending March 31, 2006:

        2006                        $  510,429
        2007                         1,500,000
                                     ---------
                                   $ 2,010,429

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

        In connection with the Company's acquisition of ProHealth, the controlling owner of ProHealth granted the Company an option to acquire up to 8,500,000 shares of the Company's common stock in exchange for $100,000 . The option expired on December 10, 2004. On June 30, 2003, the Company exercised its option and acquired 7,500,000 common shares under this agreement in exchange for an $88,500 convertible promissory note payable to the former controlling owner. The Company had an option through December 10, 2004 to acquire the remaining 1,000,000 shares from the former controlling owner in exchange for $11,500. On June 30, 2003, the Company retired the 7,500,000 shares common acquired pursuant to the option agreement.

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

        During the three months ended March 31, 2005, the Company received $ 10,750 in exchange for previously issued options to purchase the Company's common stock at $ .10 per share.

        In January 2005, the Company received $2,500 in exchange for previously issued options to purchase the Company's common stock at $ .10 per share.

        In January 2005, we exchanged $537,500 of previously issued convertible notes payable for 1,628,789 shares of common stock.

        In January 2005, the Company received $ 1,750 in exchange for previously issued options to purchase the Company's common stock at $.10 per share.

        In January 2005, we exchanged $791,673 of previously issued convertible notes payable for 2,399,012 shares of common stock.

        In January, 2005, the Company issued 315,636 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.30 per share for a total of $410,327, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

        In February 2005, we exchanged $25,000 of previously issued convertible notes payable for 75,757 shares of common stock.

        In February 2005, the Company received $2,000 in exchange for previously issued options to purchase the Company's common stock at $ .10 per share.

        In February 2005, we exchanged $200,000 of previously issued convertible notes payable for 606,060 shares of common stock.

        In February 2005, the Company received $ 4,500 in exchange for previously issued options to purchase the Company's common stock at $ .10 per share.

        In February 2005, we exchanged $600,000 of previously issued convertible notes payable for 1,500,000 shares of common stock.

        In February 2005, we exchanged $91,883 of previously issued convertible notes payable for 278,433 shares of common stock.

        In February, 2005, the Company issued 17,236 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.17 per share for a total of $20,166, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

        In February, 2005, the Company exchanged $150,000 of previously issued convertible notes payable for 300,000 shares of common stock .

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

        In March, 2005, the Company exchanged $ 6,601,000 of previously issued convertible notes payable for 13,202,000 shares of common stock.

        In March, 2005, the Company issued 185,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.19 per share for a total of $220,150, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

        In March 2005, the Company received $ 60,000 in exchange for previously issued options to purchase the Company's common stock at $ .60 per share.

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

        In March, 2005, the Company exchanged $ 620,000 of previously issued convertible notes payable for 1,240,000 shares of common stock.

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

        The Company recognized an imbedded beneficial conversion feature present in the January/February Offering note ("January/February PPM"). The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $ 4,179,554 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Bridge Offering. Upon conversion of the debt to common stock, the debt discount attributed to the beneficial conversion feature was charged in full to operations as interest expense.

        The Company recognized the value attributable to the warrants in the amount of $3,191,446 to additional paid in capital and a discount against the January/February 2005 PPM.

        For the year ended September 30, 2005, the Company reclassified the $7,371,000 to Warrant Liability (see Note B).

        In March, 2005, the Company granted an aggregate of 300,000 stock options to employees that vested immediately. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. Compensation expense of $180,000 was charged to operations during the period ended March 31, 2005.

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

        In April 2005, we exchanged $165,000 of previously issued convertible notes payable for 500,000 shares of common stock. In April, 2005, a shareholder returned 10,000 shares previously issued for services valued at $34,200 in exchange for a cash settlement.

        In April 2005, we exchanged previously issued convertible notes payable for 75,758 shares of common stock.

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

        In July 2005, the Company issued 36 million shares in exchange for intellectual property at approximately $0.67 per share for a total of $24,120,000 (see Note C).

        In July 2005, the Company issued 640,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.60 per share for a total of $384,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

        In July 2005, the Company issued 8,000,000 shares of its common stock without restriction to employees in exchange for services rendered. . The Company valued the shares issued at approximately $0.48 per share for a total of $3,840,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. Since the Company issued the shares without restriction, the Company may have violated federal and state securities laws in connection with the issuance of those shares (see Note
I).

        In July 2005, the Company issued 121,985 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.94 per share for a total of $168,339, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

        In July 2005, the Company issued 250,000 shares of its common stock without restriction to consultants in exchange for services rendered. The Company valued the shares issued at approximately $0.48 per share for a total of $120,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. Since the Company issued the shares without restriction, the Company may have violated federal and state securities laws in connection with the issuance of those shares (see Note I).

        In connection with the $7,371,000 convertible debt financing completed during the quarter ended March 31, 2005, the Company was obligated, pursuant to a registration rights agreement, to complete an effective registration statement with the SEC of the common stock underlying the convertible debt (see Note I). Pursuant to the registration rights agreement, the Company is obligated to pay the investors liquidated damages an amount equal to 3.5% of the face value amount of the previously issued convertible notes, or approximately $258,000 per month should the registration statement not be declared effective by the SEC by July , 2005. The penalties may be paid in cash or shares of the Company's unregistered common stock, at the sole option of the Company.

        As of the date of the financial statements, the registration statement has not been declared effective, and as a result the Company has incurred and charged to operations $2,277,535 in liquated damages. As of March 31, 2006, the Company has issued 3,807,375 shares of its restricted common stock representing $1,503,540 of liquidated damages for failing to complete an effective registration statement. The Company valued the shares at the respective dates of issuance based upon the shares current market value. The balance due, or $ 773,995 is included in accounts payable and accrued expenses as of March 31, 2006

        In September 2005, the Company issued 185,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.94 per share for a total of $173,900, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

        In September, 2005, the Company cancelled 740,000 shares previously issued for services valued at $296,972.

        In September, 2005, the Company cancelled warrants previously issued valued at $287,440.

        In October, 2005, the Company issued 400,000 shares of common stock in exchange for cash at $0.50 per share for a total of $200,000.

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

        In December, 2005, the Company issued 40,000 shares of common stock in exchange for cash at $0.50 per share for a total of $20,000.

        In January, 2006, the Company cancelled 250,000 shares previously issued for services valued at $150,000.

        In February 2006, the Company issued 160,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.17 per share for a total of $27,200, which represents the fair value of the services received which did not differ materially from the value of the stock issued

        In February 2006, the Company issued 3,800,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.16 per share for a total of $608,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued

        In March, 2006, the Company cancelled 150,000 shares previously issued for services valued at $120,000.

NOTE E - STOCK OPTIONS AND WARRANTS

Warrants

        The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock and placement of convertible debentures.

                                    Warrants Outstanding                            Warrants Exercisable
                         ---------------------------------------------------   ------------------------------
                                              Remaining       Weighted                         Weighted
                           Number             Contractual     Average           Number         Average
Exercise Prices          Outstanding          Life (Years)    Exercise Price    Exercisable    Exercise Price


     $ .10                   105,464              3.29           $ .10            105,464        & .10
       .20                     5,000              2.64             .20              5,000          .20
       .50                 8,550,000              4.72             .50          8,550,000          .50
       .55                 9,000,000              2.22             .55          9,000,000          .55
       .60                 9,132,000              3.13             .60          9,132,000          .60
       .70                   950,000              1.64             .70            950,000          .70
       .75                17,727,000              3.50             .75         17,727,000          .75
      1.00                   100,000              0.55            1.00            100,000         1.00
                             -------                                              -------
                          45,569,464                                           45,569,464
                          ==========                                           ==========

        Transactions involving warrants are summarized as follows:


                                                   Number of Shares          Weighted Average
                                                                             Price Per Share
                                                   ------------------        ----------------
     Balance, September 30, 2003                              383,500                   $1.38
     Granted                                                4,574,753                    0.58
     Exercised                                               (88,000)                    1.00
     Canceled or expired                                            -                       -
                                                          -----------                  ------
     Balance, September 30, 2004                            4,870,253                    0.63
     Granted                                               33,453,000                    0.71
     Exercised                                              (207,500)                    0.34
     Canceled or expired                                  (1,033,786)                    0.65
                                                          -----------                  ------
     Balance, September 30, 2005                           37,081,967
                                                                                         0.67
     Granted                                                8,700,000                    0.51
     Exercised                                                      -                       -
     Canceled or expired                                    (212,503)                    1.31
                                                          -----------                  ------
     Balance, March 31,  2006                              45,569,464                  $ 0.63
                                                          ===========                  ======


        In the quarter ended March 31, 2006, the Company issued 5,500,000 warrants to the holders of the Company's $550,000 notes payable (see Note C) with a $0.50 exercise price and a five year life. For the first 36 months, the warrants include anti dilution protection assuming no adjustment in the exercise price per share of Common Stock upon any reverse split of the Company's common stock. The estimated value of the warrants granted to Note holders was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.55%, a dividend yield of 0% and volatility of 42.8%. The amount of the expense charged to operations for warrants was $563,750 and $394,698, respectively, for the three months ended March 31, 2006 and 2005.

        Employee Stock Options

        The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                     Options Outstanding                           Options Exercisable
        ----------------------------------------------     ----------------------------------
                                      Weighted Average     Weighted                  Weighted
       Exercise         Number           Remaining          Average      Number       Average
         Prices       Outstanding    Contractual Life      Exercise    Exercisable   Exercise
                                          (Years)            Price                     Price
         ------       -----------     ---------------        -----      ---------    ---------
         $ .68         3,660,000           3.75              $.68       3,660,000      $.68

        Transactions involving stock options issued to employees are summarized as follows:
                                                            Weighted Average
                                       Number of Shares      Price Per Share

  Outstanding at October 1, 2003                 -           $    -
     Granted                              3,660,000             .68
     Exercised                                   -                -
     Cancelled or expired                        -                -
  Outstanding at September 30, 2005       3,660,000          $  .68
     Granted                                     -                -
     Exercised                                   -                -
     Cancelled or expired                        -                -
  Outstanding at March 31, 2006           3,660,000          $  .68

        Employee options outstanding and options exercisable at March 31, 2006 had no intrinsic value. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $ .19 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $ 0 for the three-month periods ended March 31, 2006 and 2005, respectively. There was no unrecognized stock-based compensation expense related to non-vested stock options during the period ended March 31, 2006.

NOTE F - WARRANT LIABILITY

         In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has accounted warrants to purchase its common stock that provide for the payment of liquidated damages if the stipulated registration deadlines were not met as liabilities.

As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company valued the warrants using the Black-Scholes option pricing model. and Hedging Activities," the Company revalued the warrants as of March 31, 2006 using the Black-Scholes option pricing model. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.82 % , and a volatility of 157.55%. The difference between the fair value of the warrants on September 30, 2005 and December 31, 2005 of $ 16,413,750 and $ 10,044,957, respectively, has been recorded as a gain on revaluation of warrant liability in the consolidated condensed statement of losses.

NOTE G- RELATED PARTY TRANSACTIONS

        On July 15, 2005, we entered into a consulting agreement with Timpix International Limited ("Timpix") for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with us. Such consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, we shall pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by us, the monthly consulting fee shall be reduced accordingly. We have negotiated an agreement in principle to restructure the Consulting Agreement, whereby, fees owed to Timpix from July 2005 through December 2005 will be waived, and salaries for each of the three consultants will be reduced starting January 1, 2006.

        In July 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license the Company's products in selected Asian countries. The exclusive license for such selected territories is for an initial period of until December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies developed by the Company and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Cumulative royalties earned from the period July 2005 through March 31, 2006 totaled $20,532 with $3,128 occurring in the three months ended March 31, 2006.

        On March 29, 2006, and April 13, 2006, the Company borrowed $200,000 in the aggregate, at a rate of 7.5% per annum, from BioCogent, Ltd., ("BioCogent"), an entity controlled by the Company's President and Chief Executive Officer. These loans are due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale by the Company of its securities for gross proceeds of at least $250,000 (see Note C).

NOTE H - COMMITMENTS AND CONTINGENCIES

        Employment and Consulting Agreements

        The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

        The Company has an employment agreement with the Company's President and Chief Executive Officer. In addition to salary provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

        On July 15, 2005, we entered into a consulting agreement with Timpix for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with us. Such consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, we shall pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by us, the monthly consulting fee shall be reduced accordingly. We have negotiated an agreement in principle to restructure the Consulting Agreement, whereby, fees owed to Timpix from July 2005 through December 2005 will be waived, and salaries for each of the three consultants will be reduced starting January 1, 2006.

        Litigation

        On or about November 24, 2004, Oceanic Consulting, S.A. filed a complaint against the Company in the Superior Court of the State of New York. The Complaint alleges a breach of contract. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute and the Company has recorded the settlement amount as of March 31, 2006.

        On or about January 10, 2005, Stern & Co. filed a complaint against the Company in the United States District Court for the Southern District of New York. The Complaint alleges a breach of contract. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute and the Company has recorded the settlement amount as of March 31, 2006.

        On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us for $13,000 in the Superior Court of New Jersey, Middlesex County. The Company settled this matter in May 2006

        On or about January 12, 2006, James Paul Brown, a former consultant to the Company filed a complaint against the Company in the Superior Court of the State of California. The Complaint alleges a breach of contract. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute and the Company has recorded the settlement amount as of March 31, 2006.

        In January 2006, a former employee of the Company filed a complaint alleging wrongful termination against the Company. The former employee is seeking $230,000 in damages. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

        On or about April 4, 2006, the Company filed a complaint against Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona (former Company employees and officers), and Angela Wiggins ( a former consultant to the Company) in the United States District Court for the Central District of California . The Company has asked the court to make a judicial determination that an agreement, which the Company did not authorize and which is the basis of previously disclosed litigation against the Company by Paul Reep, a former employee of the Company, and a new action filed by former employees of the Company as set forth in the subsequent paragraph, is invalid and unenforceable. This matter is in its early stages.

        On or about April 17, 2006, former employees of the Company filed a complaint against the Company and certain of its current officers and Directors in Los Angeles County Superior Court. The Complaint alleges a breach of contract, violations of California Labor Code and wrongful termination and is seeking $950,000 in specified damages, plus fees and costs. The complaint alleges a breach of contract.

        The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

        Registration of Company's Shares of Common Stock

        Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Notes D and F). In connection with the $ 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, the Company was obligated to complete a stock registration by June 2005. Since the registration was not effective by June 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. For the period ended March 31, 2006, the Company has charged $773,995 to operations representing the penalties and has included this amount in accounts payable and accrued expenses.

        Matters Voluntarily Reported to the SEC and Securities Act Violations

        We previously disclosed that we were investigating the circumstances surrounding certain issuances of shares to employees and consultants in 2005, and have engaged our new outside counsel to conduct this investigation. We have voluntarily reported our current findings from the investigation to the SEC, and we have agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of the board of directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. Our investigation is continuing. The members of our management who effectuated the stock issuances that are being examined in the investigation no longer work for us. We believe that we may incur significant costs and expenses in continuing this investigation.

        In the event that any of the exemptions from registration with respect to the issuance of the Company's common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company's common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

        The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results

NOTE I - RESTATEMENT

The accompanying financial statements as of March 31, 2005 and for the three and six month period ended March 31, 2005 have been restated to present the effects of revaluing the Company's warrants.

The result of the restatement is to reflect gain on warrant revaluation of $13,310,729 and $10,174,403 for the and to increase the interest expense related to warrant financing costs for the three and six month periods ended March 31, 2005 by $ 11,932,175 and $ 14,312,214. Net income (loss) for the three and six month periods ended March 31, 2005 increased by $ 13,554 and $ (5,502,811). The Company has also increased Selling, General and Administrative expense by $1,365,000 compared to the previous March 31, 2005 10-QSB for compensation expenses. The changes in reported amounts are summarized as follows:

        Following is a reconciliation of the Company's restatement of the Condensed Consolidated Statement of Operations for the periods ended March 31, 2005.

                                Three Months Ended March 31, 2005          Six Months  Ended March 31, 2005
                                (As Restated)        (As Reported)        (As Restated)        (As Reported)
                                -------------        -------------        -------------        -------------
   Operating expenses:
   Selling, general and
   administrative                   $ 10,406,288           $9,041,288          $ 21,199,209          19,834,209
   Research and development                    -                    -                     -                   -
   Depreciation and
   amortization                            7,306                7,306                12,027              12,027
                                    ------------          -----------          ------------         -----------
   Total operating expenses           10,413,594            9,048,594            21,211,236          19,846,236
   Operating loss                   (10,413,594)          (9,048,594)          (21,211,236)        (19,846,236)
   Net gain/(loss) on
   revaluation of warrant
   liability                          13,310,729                    -            10,174,403                   -
   Other income (expense)                  3,100                3,100                 3,415               3,415
   Interest income
   (expense)                        (19,567,738)          (7,635,563)          (23,515,586)         (9,203,372)
                                    ------------          -----------          ------------         -----------
   Net Income (Loss)                (16,667,503)         (16,681,057)          (34,549,004)        (29,046,193)
   Gain (Loss) per common
   share                                $ (0.31)             $ (0.31)              $ (0.86)            $ (0.72)
   (basic and assuming
   dilution)
   Weighted average shares
   outstanding                        53,044,883           53,044,883            40,082,628          40,082,628

NOTE J - SUBSEQUENT EVENTS

        On April 13, 2006, the Company borrowed $100,000, at a rate of 7.5% per annum, from BioCogent, Ltd., ("BioCogent") whose President and Chief Executive Officer and sole stockholder is James A. Hayward, one of the Company's directors and its Chief Executive Officer ("Dr. Hayward"). This loan is due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale by the Company of its securities for gross proceeds of at least $250,000 (see Note C).

        In May, 2006 the Company signed a Business Development and Trademark License Agreement with Dr. Suwelack Skin & Health Care AG ("Dr. Suwelack") providing Dr. Suwelack rights to use the Company's SigNature(TM) logo, which is printed with ink containing the Company's proprietary encrypted botanical DNA technology, and to participate in the Company's SigNature(TM) Program. The terms of this one year license agreement provide Suwelack with a limited, non-exclusive, non-transferable right to use the SigNature(TM) logo on its packaging and labels. Dr. Suwelack will pay us a one time license fee in the amount of EUR15,000 in consideration for the use of the Company's SigNature(TM) logo. EUR7,500 of the license fee was due upon signing of the agreement and the remaining 50% is due upon receipt of the shipped labels. Dr. Hayward serves on Dr. Suwelack's board of directors. BioCogent, whose President and Chief Executive Officer and sole stockholder is Dr. Hayward, provides consulting services to Dr. Suwelack. Dr. Suwelack and BioCogent recently reached an agreement in principle, with respect to which no written agreement has been executed, by which BioCogent will continue to provide consulting services to Dr. Suwelack and Dr. Hayward will serve as Dr. Suwelack's president on a part-time basis reporting to Dr. Suwelack's Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can", "may", "believe", "designated to", "will", "expect", "plan", "anticipate", "estimate", "potential" or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

        o       discuss our future expectations;

        o contain projections of our future results of operations or of our financial condition; and

        o       state other "forward-looking" information.

        We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

                               PLAN OF OPERATIONS

Sales and Marketing

        We believe our revenues will come from three sources:

        o       direct sales to manufacturers, distributors, and/or retailers;

        o       sales through our OEM relationships; and

        o       authentication (laboratory) services.

        We employ a multi-tier sales and marketing strategy involving our marketing and sales staff working together with high-level contacts in target industries and our OEM base. We are attempting to develop strategic alliances and marketing partners by setting up alliances with Biowell Technology, Inc.'s ("Biowell") technology partners, granting licenses to existing anti-counterfeit suppliers and partner with industry leaders for intellectual property development.

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

Management Strategy

        We anticipate a period of rapid change as we begin commercialization of the products now available subsequent signing of our licenses with Biowell, (b) the establishment of our prototyping labs at the State University of New York at Stony Brook ("Stony Brook University"), and (c) the availability of products that have recently been commercialized in Asia by Biowell.

        We have organized our resources to manage our commercialization effectively, optimizing the delivery of new prototypes for customers, and managing outsourcing especially through our OEMs. Our Chief Executive Officer is responsible for the strategic direction, coordinating with our overseas technology partner Biowell, scientific development, operations and corporate governance, business development and sales, including relations with US and foreign government agencies, developing business relationships with target corporations and OEM's, and securing revenues. Our Controller and acting Chief Financial Officer cover overall financial management, financial reporting, corporate administration and investors relations. Our marketing department develops strategic awareness of our technologies across target industry sectors, their associated media and lobbying companies and liaises with regulatory bodies (EPA, FDA, etc) and industry associations (CTFA, PHARMA, etc). Our Chairman oversees the operations of Biowell, including the development of all Asian territorial sales that are subject to royalty payments due to us. Both our Chairman and our Strategic Technology Development Officer manage the development of core DNA sciences for current and future applications. Our Strategic Technology Development Officer is principally engaged in the productization of DNA markers for specific industry applications, and for liaison with corresponding scientists from our principal OEM partners, e.g., petroleum markers, chemical markers, markers for precious stones, DNA-encrypted inks, DNA markers for the pharmaceutical industry, etc.

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

        o       Social Security cards

        o       Student visas

        o       Military ID's

        o       Other important Identity cards and official documents

        We intend to work in collaboration with Biowell and other security organizations in order to continue to research and develop new product lines derived from, but not limited to, DNA technology. Research and development of new product lines is an ongoing commitment and is currently underway in the Biowell labs and will continue in the U.S. at our new facilities established at the Long Island High Technology Incubator (LIHTI) at Stony Brook University. Research and development objectives include the development of a new line of detection technologies that will provide faster and more convenient ways to authenticate DNA, continuous effort to incorporate our DNA markers with various products for new applications, and establishment of a leading DNA authentication service lab. We believe that we will obtain commercial revenues for these efforts within 12-24 months, although no assurances can be given that we will ever generate revenues. Our prototyping laboratory will customize "off-the-shelf" products for new customers on a case-by-case basis. These new products are typically newly configured labels, inks or packing elements. We have identified several options for remote detection and faster detection methodologies.

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

        o       Security Holograms (DNA enhanced)

        o       Security papers and printing

        o       Holograms (DNA holograms)

        o       Other security-related products and systems

        Law Enforcement Expertise - The resources of our collaborative partners in the security industry include former federal law enforcement, security, and intelligence officers who provide us with extensive contacts and hands-on experience in:

        o       Intellectual property investigation

        o       Counter-intelligence

        o       Personal security services

        o       Anti-counterfeit technologies

        o       Secure communications and data management

Critical Accounting Policies

        Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

        We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

        The accounting policies identified as critical are as follows:

        o       Equity issued with registration rights

        o       Warrant liaiblity

        o       Fair value of intangible assets

Equity Issued with Registration Rights

        In connection with placement of our convertible notes and warrants to certain investors during the fiscal quarter ended March 31, 2005, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although these notes and warrants do not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, the common stock underlying the notes and warrants subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet until such time as the conditions are eliminated.

Warrant Liability

        In connection with the placement of certain debt instruments during the fiscal quarter ended March 31, 2005, as described above, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders' equity.

        The warrant liability is initially measured and recorded at its fair value, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings. For warrant-based derivative financial instruments, the Black-Scholes option pricing model is used to value the warrant liability.

        The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

        We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Use of Estimates

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to the estimation of percentage of completion on uncompleted contracts, valuation of inventory, allowance for doubtful accounts and estimated life of customer lists. Actual results could differ from those estimates.

Fair Value of Intangible Assets

        We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby we periodically test our intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

        On July 12, 2005, we acquired certain intellectual properties from Biowell through an Asset Purchase Agreement in exchange for 36 million shares of our restricted common stock having an aggregate fair value at the date of issuance of $24.12 million. The value of the acquired intangible assets was $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction.

Revenues

        Since our inception on September 16, 2002, we have not generated material revenues from operations. We believe we will begin generating revenues from operations in the fiscal year as we transition from a development stage enterprise to that of an active growth stage company, although no assurances can be given that we will generate any revenues from operations.

Costs and Expenses

        Selling, General and Administrative

        Selling, general and administrative expenses for the six month period ended March 31, 2006 compared to same period in 2005 decreased $18.111 million or 85% to $3.089 million from $21.199 million in the prior period due to non-recurring financing and related costs incurred during the March 2005 quarter.

        Research and Development

        Research and development expenses increased $91,303 for the six month period ended March 31, 2006 compared to the same period in 2005 from $0 to $91,303 primarily due to startup of collaboration with The Center for Biotechnology at Stony Brook University.

        Depreciation and Amortization

        In the six month period ended March 31, 2006, depreciation and amortization increased $672,000 for the period compared to the same period in 2005 from $12,000 to $684,000. In the year ended September 30, 2005, we capitalized $9.431 million related to an intellectual property asset acquisition. As a result, we recorded amortization expense totaling $677,040 for the six month period ended March 31, 2006 compared to no intangible asset amortization in the three months ended March 31, 2005. We estimate a seven year useful life that commenced during the fourth fiscal quarter of 2005.

        Total Operating Expenses

        Total operating expenses during the six months ended March 31, 2006 decreased to $3.864 million from $21.211 million, or a decrease of $17.347 million as a result of the combination of factors listed above.

        Gain

        Gain on revaluation of warrant liability increased by $2.800 million to $12.974 million from $10.174 million for the six month periods ended March 31, 2006 and 2005, respectively.

        Interest Expenses

        Interest expense, for the six month period ended March 31, 2006 decreased to $79,000 from $23.516 million in the same period of 2005, an increase of $23.436 million primarily resulting from the reduction in financing in 2006 as compared to 2005.

        Net Income

        Net Income for the six month period ended March 31, 2006 increased to $9.040 million from a loss of $34,549 million in the prior period as a result of the combination of factors described above.

Liquidity and Capital Resources

        Our liquidity needs originate from working capital requirements, indebtedness payments and research and development expenditure funding. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.

        In the six month period ended March 31, 2006, we completed two additional private placements of debt and associated warrants. In November, 2005, we issued and sold a promissory note in principal amount of $550,000. We issued warrants to purchase a total of 5,500,000 shares of our common stock at an exercise price of $0.50 per share to certain persons designated by International Allied Fund, and paid $55,000 in cash to VC Arjent for its services as the placement agent for this placement. All principal and accrued but unpaid interest under this note was paid in full shortly after the closing of and from the proceeds of the March 8, 2006 offering. On March 8, 2006, we issued and sold an aggregate of 30 units consisting of (i) a $50,000 principal amount secured convertible promissory note bearing interest at 10% per annum and convertible at $0.50 per share, and (ii) a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share, for aggregate gross proceeds of $1.5 million. The units were sold pursuant to subscription agreements by and between each of the purchasers and Applied DNA Operations Management, Inc., a Nevada corporation and our wholly owned subsidiary (our "Subsidiary"). The $2.050 million in gross proceeds from these offerings were held by our Subsidiary for our benefit and used to fund commissions, fees and expenses associated with the placements, to repay the outstanding promissory note described above plus accrued interest thereunder, to fund financing fees, consultants and public reporting costs, salaries and wages, research and development, facility costs as well as and general working capital needs.

        On March 24, 2006, we commenced an offering (the "Offshore Offering") of up to 140 units, at a price of $50,000 per unit, for a maximum offering of $7 million for sale to "accredited investors" who are not "U.S. persons." The units being sold as part of the Offshore Offering consist of (i) a $50,000 principal amount secured convertible promissory note, and (ii) a warrant to purchase 100,000 shares of our common stock at a price of $0.50 per share. On May 2, 2006, we closed on the first tranche of the Offshore Offering in which we sold 20 units for aggregate gross proceeds of $1,000,000. We incurred $375,000 in commissions, fees and expenses which was paid at closing.

        On March 29, 2006 and April 13, 2006, we borrowed $200,000 in the aggregate, at a rate of 7.5% per annum, from BioCogent, Ltd., a New York corporation ("BioCogent") whose President and Chief Executive Officer and sole stockholder is James A. Hayward, on of our directors and our Chief Executive Officer. These loans are due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale of our securities for gross proceeds of at least $250,000. The proceeds from the loans will be used for general corporate purposes. The note issued on March 29, 2006 was repaid with interest in May, 2006.

        Substantially all of the real property used in our business is leased under operating lease agreements.

        As of March 31, 2006, we had a working capital deficit of $2,706,482 as a result of our operating losses from our inception through March 31, 2006. We generated a cash flow deficit of $14,197,587 from operating activities from our inception on September 16, 2002 through March 31, 2006. Cash flows used in investing activities was $97,682 during this period. We met our cash requirements during this period through the receipt of $14,372,984 in the form of private placement of our common stock, the issuance of convertible notes (net of repayments and costs), and advances from the Company's officers, principal shareholders and third parties.

        As of March 31, 2006, we had $2,010,429 in outstanding notes payables. Please see Note C in our unaudited financial statements included in this Form 10-QSB for the terms of such notes payable.

        We expect capital expenditures to be less than $500,000 fiscal 2006. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

        While we have raised capital to meet our working capital needs in the past, and will require additional financing within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or longer. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, a downturn in the U.S. or global stock and debt markets and other reasons could make it more difficult to obtain financing through the issuance of equity securities or borrowing. Further, if we issue additional equity or convertible debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

        Our registered independent certified public accountants have stated in their report dated October 21, 2005, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

        In connection with the January and February 2005 Placement, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by February 15, 2005, or if we did not have the registration statement declared effective on or before June 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $257,985, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. All of the liquidated damages that we paid were paid in common stock, although any future payments of liquidated damages may, at our option, be made in cash. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,807,375 shares of common stock in liquidated damages from August, 2005 to January, 2006. The issuance of shares upon payment of liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering. Liquidated damages in the form of common stock were paid for the period from June 15, 2005 to December 15, 2005. We believe that we have no enforceable obligation to pay further liquidated damages since the shares we agreed to register for resale are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, and such continuing liquidated damages are grossly inconsistent with actual damages to the purchasers of the notes and warrants. However, we are seeking to confirm this position by obtaining the waiver and release of the holders of these securities of further liquidated damages. If these persons do not waive and release and successfully bring a claim against us with respect to such liquidated damages, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business. As of March 31, 2006 we have accrued $773,995 in penalties representing the further liquidated damages associated with our failure to file the registration statement by the deadline and have included this amount in accounts payable and accrued expenses.

Matters Voluntarily Reported to the SEC and Securities Act Violations

        We previously disclosed that we were investigating the circumstances surrounding certain issuances of shares to employees and consultants in 2005, and have engaged our new outside counsel to conduct this investigation. We have voluntarily reported our current findings from the investigation to the SEC, and we have agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of the board of directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. Our investigation is continuing. The members of our management who effectuated the stock issuances that are being examined in the investigation no longer work for us. We believe that we may incur significant costs and expenses in continuing this investigation.

        In the event that any of the exemptions from registration with respect to the issuance of our common stock under federal and applicable state securities laws were not available, we may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of our common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, we could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, we are not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that we would prevail in any such litigation.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Product Research and Development

        As a result of the recent financings, we anticipate expending $500,000 of available cash towards research and development activities during the next twelve (12) months.

Acquisition of Plant and Equipment and Other Assets

        We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

        From our inception through the period ended March 31, 2006, we have mainly relied on the services of outside consultants for services. We currently have five employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Going Concern

        The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the our continuance of as a going concern. Our cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

RISKS RELATING TO OUR BUSINESS

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

        For the six month period ended March 31, 2006, we produced a net income of $8,269,828 with $12.974 million attributable to the revised classification and for the three month period ended March 31, 2006, we incurred a net income of $2,586,624. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Our revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

        In their report dated October 21, 2005, our independent auditors stated that our financial statements for the year ended from September 30, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $52,847,993 during the period September 16, 2002 (date of inception) to March 31, 2006. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We Currently Have Limited Manufacturing, Sales, Marketing or Distribution Capabilities.

        We currently have limited in-house manufacturing capability. We rely on Biowell and third-party vendors for this service. We do not currently have any arrangements with any distributors and we may not be able to enter into arrangements with qualified distributors on acceptable terms or at all. We currently have a limited sales and marketing team. If we are not able to develop greater sales, marketing or distribution capacity, we may not be able to generate revenue or sufficient revenue to support our operations.

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

        Our success depends to a significant extent upon the continued service of Dr. Jun-Jei Sheu, the Chairman of our Board of Directors; Dr. James A. Hayward, our Chief Executive Officer; and Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer. We do not have employment agreements with Drs. Sheu, Hayward or Liang. Loss of the services of Drs. Sheu, Hayward or Liang could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Drs. Sheu, Hayward or Liang. We are not aware of any named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

The DNA Security Technology Industry is Very Competitive, and We May Be Unable to Continue to Compete Effectively in this Industry in the Future.

        We are engaged in a segment of the DNA security technology industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, also work with major pharmaceutical, chemical and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their products. It is impossible to quantify the number of competitors since they include both the companies we attempt to sell our products and services to through their use of internal security and various other security product companies. Some of the anti-counterfeiting and fraud protection competitors that we are aware of include: Authentix, InkSure, DNA Technologies, Inc., Art Guard International, Theft Protection Systems, Tracetag and November AG. Although it is impossible to determine the total market size and market data information because companies are secretive about what security methods they utilize and how much they spend on such measures, we have determined that approximate annual sales by some of our competitors have been as follows:

        o       InkSure - $1 million

        o       DNA Technologies, Inc. - $22.6 million

        o       November AG - $5.8 million

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

Litigation Generally Could Affect Our Financial Condition and Results of Operations.

        We generally may be subject to claims made by and required to respond to litigation brought by former employees, former officers and directors, and vendors and service providers. We have faced such claims in the past and we cannot assure that we will not be subject to claims in the future. In the event that a claim is successfully brought against us, considering our lack of revenue and the losses our business has incurred for the period from our inception to March 31, 2006, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Our Failure to File a Registration Statement Could Affect Our Financial Condition and Results of Operations.

        In June 2005, we engaged Trilogy Capital Partners, Inc. ("Trilogy") as consultants. In connection with that engagement we issued Trilogy warrants to purchase 7,500,000 shares of our common stock at a price of $0.55 per share. We also agreed to file a registration statement with the SEC with respect to the shares underlying such warrants no later than the earlier to occur of: (i) 15 days following the effectiveness of the registration statement of which this prospectus forms a part, or (ii) September 15, 2005. As of the date hereof we have not filed a registration statement with respect to the shares of our common stock underlying the warrants we issued to Trilogy. In the event that a claim is successfully brought by Trilogy against us with respect to this matter, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

We Were Obligated to Pay Liquidated Damages As a Result of Our Failure to Have a Registration Statement Declared Effective Prior to June 15, 2005, and any Payment of Liquidated Damages Will Either Result in Depletion of Our Working Capital or Issuance of Shares of Common Stock Which Would Cause Dilution to Our Existing Shareholders.

        Pursuant to the terms of our private placement that closed in January and February 2005, if we did not have a registration statement registering the shares underlying the convertible notes and warrants declared effective on or before June 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. Thus far we have decided to pay the liquidated damages in common stock, although any future payments of liquidated damages may, at our option, be made in cash. If we decide to pay such liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,807,375 shares of common stock in liquidated damages from August, 2005 to January, 2006. The issuance of shares upon payment of liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

        Liquidated damages in the form of common stock were paid for the period from June 15, 2005 to December 15, 2005. We believe that we have no enforceable obligation to pay further liquidated damages since the shares we agreed to register for resale are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, and such continuing liquidated damages are grossly inconsistent with actual damages to the purchasers of the notes and warrants. However, we are seeking to confirm this position by obtaining the waiver and release of the holders of these securities of further liquidated damages. If these persons do not waive and release and successfully bring a claim against us with respect to such liquidated damages, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Matters Voluntarily Reported to the SEC and Securities Act Violations

        We previously disclosed that we were investigating the circumstances surrounding certain issuances of shares to employees and consultants in 2005, and have engaged our new outside counsel to conduct this investigation. We have voluntarily reported our current findings from the investigation to the SEC, and we have agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of the board of directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. Our investigation is continuing. The members of our management who effectuated the stock issuances that are being examined in the investigation no longer work for us. We believe that we may incur significant costs and expenses in continuing this investigation.

        In the event that any of the exemptions from registration with respect to the issuance of our common stock under federal and applicable state securities laws were not available, we may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of our common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, we could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, we are not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that we would prevail in any such litigation.

RISKS RELATING TO OUR COMMON STOCK

There Are a Large Number of Shares Underlying Our Options and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock and Will Cause Immediate and Substantial Dilution to Our Existing Stockholders.

        As of March 31, 2006, we had 118,582,385 shares of common stock issued and outstanding and outstanding options and warrants to purchase [4,260,000/45,569,464] shares of common stock. All of the shares issuable upon exercise of our options and warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

        Companies trading on The Over The Counter Bulletin Board ("OTC Bulletin Board"), such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001 and new management, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 - 2000 (except the quarterly reports for the first two quarters of 1999). We have been current in our reporting requirements for the last three years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

        The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

        o that a broker or dealer approve a person's account for transactions in penny stocks; and

        o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

        o In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

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


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As of March 31, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

Changes in internal controls

        Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of March 31, 2006, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

        As previously reported, on July 11, 2005, we determined there were errors in accounting for the valuation of equity consulting service transactions during the January through March 2005 time period. The valuation resulted in the overstatement of approximately $2.9 million in services provided. The errors were discovered in connection with a comment raised by the SEC in their review and comment on our registration statement on Form SB-2. The SEC requested that we provided additional disclosure regarding issuances of common stock to non-employees in exchange for services. Upon reviewing and updating our disclosure, we discovered our errors. During the quarter ended March 31, 2006, we implemented the following changes in our internal controls to resolve these weaknesses and deficiencies:

        Establish and maintain a separate binder of all board authorized activities and a binder with forward looking "budget" of anticipated or contemplated activity for each of the following:

        o       shares issued for services;

        o       shares issued for employees;

        o       warrant exercises;

        o       option exercises;

        o       authorized shares and warrant re-pricing;

        o       shares issued in exchange for debt; and

        o       upcoming ESOP grants and exercises;

        o require the signature of the principal executive and accounting officers for all issuances of securities;

        o       require monthly review of share issuances compared to binders;
                and

        o authorize our transfer agent to handle and track all warrants and ESOP grants.

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

Crystal Research Associates, LLC v. Applied DNA Sciences, Inc., Docket No.:
L-7947-04

        On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us for $13,000 in the Superior Court of New Jersey, Middlesex County. We intend to move to vacate the default judgment on various grounds. The plaintiff has agreed in principle to settle this matter with us in exchange for a cash payment, but, as of the date hereof, we have not executed a settlement agreement.

Paul Reep v. Applied DNA Sciences, Inc., Case No.: BC345702

        Plaintiff Paul Reep, a former employee, commenced this action against us in the Superior Court for the Sate of California for the County of Los Angeles on January 10, 2006. Paul Reep asserts eight causes of action for breach of contract, breach of an oral agreement, negligent misrepresentation, interference with prospective business advantages, defamation, fraud, accounting and constructive trust, unjust enrichment. The relief sought includes damages and attorneys' fees. We dispute all of the allegations of this complaint and intend to vigorously defend this mater. In this matter we have asked the court to make a judicial determination that an agreement, which we did not authorize and which is the basis of previously disclosed litigation against us by Paul Reep, our former employee, and a new action filed by our former employees as set forth in the subsequent paragraphs is invalid and unenforceable. This matter is in its early stages.

Applied DNA Sciences, Inc. v. Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona, and Angela Wiggins, Case No. CV06-2027 RGK

        We filed this action against the defendants, Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona, and Angela Wiggins on April 4, 2006, in the United States District Court for the Central District of California. In this matter we have asked the court to make a judicial determination that an agreement, which we did not authorize and which is the basis of previously disclosed litigation against us by Paul Reep, our former employee, is invalid and unenforceable. This matter is in its early stages.

Barnett, et al. v. Applied DNA Sciences, et al., Case No.: BC 350904

        Plaintiffs John D. Barnett, Jr., Adrian Butash, Jaime A. Cardona, and Chanty Cheang, our former employees, filed suit against us, Applied DNA Operations Management, Inc., APDN (B.V.I.), Inc., Peter Brocklesby, James A. Hayward, and Jun-Jei Sheu in Los Angeles County Superior Court on April 17, 2006. The complaint alleges causes of action for breach of written contract, breach of oral contract, fraud, violations of the California Labor Code, and wrongful termination. We dispute all of the allegations and intend to vigorously defend this action. This matter is in its early stages.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On March 8, 2006, we completed a private placement offering in which 30 units (the "Units") of our securities were sold, each Unit consisting of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note (the "Notes") and (ii) a warrant (the "Warrants") to purchase 100,000 shares of our common stock, or an aggregate of $1,500,000 in principal amount of Notes and Warrants to purchase 3,000,000 shares of common stock, for aggregate gross proceeds of $1,500,000. The Units were sold pursuant to Subscription Agreements, by and between each of the purchasers and Applied DNA Operations Management, Inc., our wholly owned subsidiary. This issuance is considered exempt under Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

Litigation

        We previously disclosed that plaintiff James Paul Brown, filed an action against us in the Superior Court for the State of California for the County of Los Angeles on January 12, 2006 (James Paul Brown v. Applied DNA Sciences, Inc., Case No. BC 3457814). The complaint asserted a single cause of action for breach of an alleged oral consulting agreement. The relief sought included money damages and attorneys' fees. The parties have executed a settlement agreement, we have performed our obligations under such agreement, and this matter has been dismissed with prejudice.

        We previously disclosed that plaintiff Rubenstein Public Relations, Inc. commenced an action against us in the Civil Court of the City of New York, County of New York, in New York State Rubenstein Public Relations, Inc. v. Applied DNA Sciences, Inc.). Plaintiff Rubenstein Public Relations, Inc. asserted a cause of action for breach of contract based upon the allegations that we failed to make payments pursuant to a March 2005 investor relations consulting agreement governed by New York law. Rubenstein Public Relations, Inc. sought damages in the amount $43,000. The parties have executed a settlement agreement, we have performed our obligations under such agreement, and this matter has been dismissed with prejudice.

Related Party Transactions

        On May 9, 2006, we issued a press release to announce that we had entered into a Business Development and Trademark License Agreement with Dr. Suwelack Skin & Health Care AG ("Dr. Suwelack") providing Dr. Suwelack rights to use our SigNature(TM) logo, which is printed with ink containing our proprietary encrypted botanical DNA technology, and to participate in our SigNature(TM) Program. The terms of this one year license agreement provide Suwelack with a limited, non-exclusive, non-transferable right to use the SigNature(TM) logo on its packaging and labels. Dr. Suwelack will pay us a one time license fee in the amount of EUR15,000 in consideration for the use of our SigNature(TM) logo. EUR7,500 of the license fee was due upon signing of the agreement and the remaining 50% is due upon receipt of the shipped labels. James A. Hayward, one of our directors and our Chief Executive Officer ("Dr. Hayward"), serves on Dr. Suwelack's board of directors. BioCogent, whose President and Chief Executive Officer and sole stockholder is Dr. Hayward, provides consulting services to Dr. Suwelack. Dr. Suwelack and BioCogent recently reached an agreement in principle, with respect to which no written agreement has been executed, by which BioCogent will continue to provide consulting services to Dr. Suwelack and Dr. Hayward will serve as Dr. Suwelack's president on a part-time basis reporting to Dr. Suwelack's Chief Executive Officer.

ITEM 6. EXHIBITS

4.1 Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 14, 2006 and incorporated herein by reference.

4.9 Form of 10% Secured Convertible Promissory Note of Applied DNA Sciences, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on March 14, 2006 and incorporated herein by reference.

4.10 Form of Warrant Agreement of Applied DNA Sciences, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on March 14, 2006 and incorporated herein by reference.

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

                                    APPLIED DNA SCIENCES, INC.

Date:  May 23, 2006                By: /s/  JAMES A. HAYWARD
                                       ---------------------

                                   James A. Hayward
                                   Chief Executive Officer (Principal
                                   Executive Officer, Principal Financial
                                   Officer and Principal Accounting Officer)