Form 10QSB/A
period 2006-03-31
APPLIED DNA SCIENCES INC
filed 2006-05-23
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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
                                                                                      ============


See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                               For the Three                            For the Six
                                                Months Ended                           Months Ended             September 16, 2002
                                                  March 31                               March 31               (Date of Inception)
                                                                                                                      through
                                          2006                2005               2006               2005          March 31, 2006
                                      -------------      -------------      -------------      -------------      -------------
                                                          (as restated                         (as restated
                                                           see Note I)                          see Note I)
Operating expenses:
Selling, general and
administrative                        $   1,009,934      $  10,406,288      $   3,088,661      $  21,199,209      $  67,937,350
Research and development                     75,033               --               91,303               --              968,711
Depreciation and amortization               341,676              7,306            684,375             12,027          1,043,802
                                      -------------      -------------      -------------      -------------      -------------

Total operating expenses                  1,426,643         10,413,594          3,864,339         21,211,236         69,949,863

Operating loss                           (1,426,643)       (10,413,594)        (3,864,339)       (21,211,236)       (69,949,863)

Net gain/(loss) on revaluation of
warrant liability                         4,846,273         13,310,729         12,973,966         10,174,403         30,872,773

Other income (expense)                       (3,520)             3,100              9,493              3,415             40,835
Interest income (expense)                   (59,597)       (19,567,738)           (79,403)       (23,515,586)       (50,768,563)
Income (taxes) benefit                         --                --                  --                 --                 --
                                      -------------      -------------      -------------      -------------      -------------

Net Income (Loss)                     $   3,356,513      $ (16,667,503)     $   9,039,717      $ (34,549,004)     $ (89,804,818)

Earnings  (Loss) per common share:
Basic                                 $         .03      $       (0.31)     $         .08      $       (0.86)     $       (2.03)
Diluted
Weighted average shares               $         .03      $       (0.31)     $         .08      $       (0.86)     $        --
outstanding:
Basic                                   116,483,044         53,044,883        114,487,589         40,082,628         44,237,067
Diluted                                 116,533,352         53,044,883        114,550,086         40,082,628

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

Costs and Expenses

        Selling, General and Administrative

        Selling, general and administrative expenses for the six month period ended March 31, 2006 compared to same period in 2005 decreased $18.110 million or 85% to $3.089 million from $21.199 million in the prior period due to non-recurring financing and related costs incurred during the March 2005 quarter.

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

        Interest Expenses

        Interest expense, for the six month period ended March 31, 2006 decreased to $79,000 from $23.516 million in the same period of 2005, a decrease of $23.437 million primarily resulting from the reduction in financing in 2006 as compared to 2005.

        Net Income

        Net Income for the six month period ended March 31, 2006 increased to $9.040 million from a loss of $34.549 million in the prior period as a result of the combination of factors described above.

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

        As of March 31, 2006, we had 118,582,385 shares of common stock issued and outstanding and outstanding options and warrants to purchase in the aggregate approximately 49,229,464 shares of common stock. All of the shares issuable upon exercise of our options and warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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