Form 10QSB
period 2006-06-30
APPLIED DNA SCIENCES INC
filed 2006-08-17
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2006

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

                                Yes __X__ No ___


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes ___ No __X__

The number of shares of Common Stock, $0.001 par value, outstanding on August 16, 2006, was 120,982,385 shares, held by approximately 1,341 shareholders.

Transitional Small Business Disclosure Format (check one):

                                Yes _____ No_ _X__

                             APPLIED DNA SCIENCES, INC
                      QUARTERLY REPORT ON FORM 10-QSB FOR THE
                       QUARTERLY PERIOD ENDING JUNE 30, 2006

                                 Table of Contents



PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheet:
      June 30, 2006 (Unaudited)                                              2

      Condensed Consolidated Statements of Losses:
      Three Months Ended June 30, 2006 and 2005
      (Unaudited) and the Period from September 16, 2002
      (Date of Inception) Through June 30, 2006 (Unaudited)                  3

      Condensed Consolidated Statement of
      Stockholder's Equity (Deficiency):
      For the Period from September 16, 2002
      (Date of Inception) Through June 30 2006 (Unaudited)                   4

      Condensed Consolidated Statements of Cash Flows:
      Three Months Ended June 30, 2006 and 2005 (Unaudited)
      and the Period from September 16, 2002
      (Date of Inception) Through  June 30, 2006 (Unaudited)                18

      Notes to Unaudited Condensed Consolidated Financial
      Information: June 30, 2006                                          20-51

   Item 2. Management Discussion and Analysis                               52

   Item 3  Controls and Procedures                                          70


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                72

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      72

   Item 3. Defaults Upon Senior Securities                                  72

   Item 4. Submission of Matters to a Vote of Security Holders              73

   Item 5. Other Information                                                73

   Item 6. Exhibits                                                         73

Signatures                                                                  74

                           PART 1. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                          APPLIED DNA SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2006
                                  (Unaudited)

                                                        ASSETS
Current assets:
Cash and cash equivalents                                                                                  $  1,931,173
Accounts receivable                                                                                              18,900
Advances and other receivables                                                                                   11,611
Prepaid expenses                                                                                                146,667
                                                                                                           ------------
Total current assets                                                                                          2,108,351

Property, plant and equipment-net of accumulated depreciation of $10,315                                         38,286
Deposits                                                                                                          8,322
Capitalized finance costs                                                                                     1,437,862

Intangible assets:
Patients, net of accumulated amortization of $16,881                                                             17,376
Intellectual property, net of accumulated amortization of $1,347,271                                          8,083,629
                                                                                                           ------------

Total Assets                                                                                               $ 11,693,826
                                                                                                           ============

                                  LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities                                                                   $  4,680,849
Note payable- Related Party (Note G)                                                                            410,429
                                                                                                           ------------
Total current liabilities                                                                                     5,091,278

Convertible notes payable, net of unamortized discount (Note  C)                                              3,306,371
Debt derivative and warrant liability (Note F)                                                                5,698,286

Commitments and contingencies (Note H)

Deficiency in Stockholders' Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized;  60,000 issued and
outstanding                                                                                                           6
Common stock, par value $0.001 per share;  250,000,000 shares authorized;  118,582,385 issued
and outstanding                                                                                                 118,582
Common stock subscription                                                                                      (200,000)
Additional paid in capital                                                                                   81,860,606
Accumulated deficit                                                                                         (84,181,303)
                                                                                                           ------------
Total deficiency in stockholders' equity                                                                     (2,402,109)

Total liabilities and Deficiency in Stockholders' Equity                                                  $ 11,693,826
                                                                                                           ============

See the accompanying notes to the unaudited condensed consolidated financial statements

                             APPLIED DNA SCIENCES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSSES)
                                     (Unaudited)

                                                  For the Three Months      For the Nine Months        From September 16, 2002
                                                     Ended June 30,           Ended June 30,             (Date of Inception)
                                                 2006           2005      2006                 2005     Through June 30, 2006
                                                 ----           ----      ----                 ----     ---------------------
                                                              RESTATED                       RESTATED          RESTATED
                                                              --------                       --------          --------
Sales                                     $     18,900    $          -  $    18,900  $              -      $          18,900
Cost of sales                                   15,639               -       15,639                 -                 15,639
                                          ------------    ------------  -----------  ----------------      -----------------
Gross Profit                                     3,261               -        3,261                 -                  3,261

Operating expenses:
Selling, general and administrative          1,190,967       2,714,678    4,955,055        22,191,558             70,072,368
Research and development                             -          88,870       75,276           345,958                968,711
Depreciation and amortization                  336,824           3,160    1,021,199            15,187              1,380,626
                                          ------------    ------------  -----------  ----------------      -----------------
Total operating expenses                     1,527,791       2,806,708    6,051,530        22,552,703             72,421,705
                                          ------------    ------------  -----------  ----------------      -----------------

NET LOSS FROM OPERATIONS                    (1,524,530)     (2,806,708)  (6,048,269)      (22,552,703)           (72,418,444)

Net gain  (loss)  in fair  value of
debt  derivative and warrant
liabilities                                  2,337,263       5,679,175   18,606,563        16,454,928             35,307,553

Other income (expenses)                          8,483             241       17,976             3,415                 49,318
Interest income (expense)                     (826,827)        (21,557)  (9,117,785)      (32,373,143)           (47,119,730)
                                          ------------    ------------  -----------  ----------------      -----------------
Net income (loss) before provision
for income taxes                                (5,611)      2,851,151    3,458,485       (38,467,503)           (84,181,303)

Income taxes (benefit)                               -               -            -                 -                      -
                                          ------------    ------------  -----------  ----------------      -----------------

NET INCOME (LOSS)                         $    (5,611)    $  2,851,151  $ 3,458,485  $   (38,467,503)      $    (84,181,303)
                                          ============    ============  ===========  ================      =================

Net income (loss) per share-basic         $     (0.00)    $       0.04  $      0.03  $         (0.79)
                                          ============    ============  ===========  ================

Net income (loss) per share-fully diluted                 $       0.03  $      0.02
                                                          ============  ===========

Weighted average shares outstanding-
    Basic                                  118,582,385      66,308,115  115,852,521        48,810,559
                                          ------------    ------------  -----------  ----------------
    Fully diluted                                                       109,223,832       181,716,985
                                                                        -----------  ----------------

See the accompanying notes to the unaudited condensed consolidated financial statements

                         APPLIED DNA SCIENCES, INC
                      (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                               (Unaudited)
                                RESTATED

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital     Stock    Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share          -         -      100,000 $       10  $       990  $     -   $        -  $       -    $   1,000

Net Loss                            -         -         -           -           -           -            -      (11,612)    (11,612)
                              --------- --------- ---------- ----------- -----------  --------- ----------  -----------  ----------

Balance at September 30, 2002       -   $     -      100,000 $       10  $       990  $     -   $        -  $   (11,612)  $ (10,612)
                              ========= ========= ========== =========== ===========  ========= ==========  ===========  ==========
Issuance of common stock in
connection with merger with
Prohealth Medical Technologies,
 Inc on October 1, 2002             -         -   10,178,352       1,015        -           -            -           -        1,015

Cancellation of Common stock
in connection with merger with
Prohealth Medical
Technologies, Inc on October
21, 2002                            -         -     (100,000)        (10)     (1,000)       -            -           -       (1,010)

Issuance of common stock in
exchange for services in
October 2002 at $ 0.65 per
share                               -         -      602,000          60      39,070        -            -           -       39,130

Issuance of common stock in
exchange for subscription in
November and December 2002
at $ 0.065 per share                -         -      876,000          88      56,852        -      (56,940)          -         -

Cancellation of  common stock
in January 2003 previously
issued  in exchange for
consulting services                 -         -     (836,000)        (84)    (54,264)       -       54,340           -           (8)

Issuance of common stock in
exchange for licensing services
valued at $ 0.065 per share in
January 2003                        -         -    1,500,000         150      97,350        -            -           -       97,500

Issuance of common stock in
exchange for consulting
services valued at $ 0.13 per
share in January  2003              -         -      586,250          58      76,155        -            -           -       76,213

Issuance of common stock in
exchange for consulting
services at $ 0.065 per share
in February 2003                    -         -        9,000           1         584        -            -           -          585

Issuance of common stock to
Founders in exchange for
services valued at $0.0001  per
share in March 2003                 -         -   10,140,000       1,014        -           -            -           -        1,014

Issuance of  common stock in
exchange for consulting
services valued at $2.50 per
share in March 2003                 -         -       91,060          10     230,624        -            -           -      230,634

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital     Stock    Subscription Development
                                Shares    Amount    Shares     Amount       Amount   Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock canceled in July
2003, previously issued for
services rendered  at $2.50 per
share                              -         -      (24,000)         (2)     (59,998)       -           -           -       (60,000)

Common stock issued in
exchange for options exercised
at $1.00 in July 2003              -         -       20,000           2       19,998        -           -           -        20,000

Common stock issued in
exchange for exercised of
options previously subscribed at
$1.00 in July 2003                 -         -       10,000           1        9,999    (10,000)        -           -           -

Common stock issued in
exchange for consulting services
at approximately $2.38 per
share, August 2003                 -         -      172,500          17      410,915        -           -           -       410,932

Common stock issued in
exchange for options exercised
at $1.00 in August 2003            -         -       29,000           3       28,997        -           -           -        29,000

Common stock issued in
exchange for consulting services
at approximately $2.42 per
share, September 2003              -         -      395,260          40      952,957        -           -           -       952,997

Common stock issued in
exchange  for cash at $2.50 per
share-subscription
payable-September 2003             -         -       19,200          2        47,998    (48,000)        -           -           -

Common stock issued in
exchange for cash at $2.50 per
share pursuant to private
placement September 2003           -         -        6,400           1       15,999        -           -           -        16,000

Common stock issued in
exchange for options exercised
at $1.00 in  September 2003        -         -       95,000          10       94,991        -           -           -        95,001

Common stock subscription
receivable reclassification
adjustment                         -         -         -           -            -           -        2,600          -         2,600

Common Stock subscribed to
at $2.50 per share in September
2003                               -         -         -           -            -       300,000         -           -       300,000

Net Loss for the year
ended September 30, 2003           -         -         -           -            -           -           -    (3,445,164) (3,445,164)
                              -------  --------- ---------- -----------  -----------  ---------  ---------  ------------  ----------

Balance at September 30, 2003      -   $     -   17,811,082 $     1,781  $ 2,577,568  $ 300,000  $      -   $(3,456,776) $ (577,427)
                              =======  ========= ========== ===========  ===========  =========  =========  ============ ===========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Preferred shares issues in
exchange for services at $25.00
per share, October 2003          15,000        15       -           -           -           -            -           -          15

Common stock issued in
exchange for consulting services
at approximately $2.85 per
share, October 2003                 -         -      287,439          29     820,389        -            -           -     820,418

Common stock issued in
exchange  for cash at $2.50 per
share-subscription
payable-October 2003                -         -      120,000          12     299,988   (300,000)         -           -          -

Common stock canceled in
October 2003, previously issued
for services rendered  at $2.50
per share                           -         -     (100,000)        (10)   (249,990)       -            -           -    (250,000)

Common stock issued in
exchange for consulting services
at approximately $3 per share,
November 2003                       -         -      100,000          10     299,990        -            -           -     300,000

Common stock subscribed in
exchange for cash at $2.50 per
share pursuant to private
placement, November, 2003           -         -      100,000          10     249,990        -            -           -     250,000

Common stock subscribed in
exchange for cash at $2.50 per
share pursuant to private
placement, December, 2003           -         -        6,400           1      15,999        -            -           -      16,000

Common stock issued in
exchange for consulting services
at approximately $2.59 per
share, December 2003                -         -    2,125,500         213   5,504,737        -            -           -   5,504,950

Common Stock subscribed to
at $2.50 per share in Dec 2003

                                    -         -         -           -           -       104,000          -           -     104,000

Beneficial conversion feature
relating to notes payable           -         -         -           -      1,168,474        -            -           -   1,168,474

Beneficial conversion feature
relating to warrants                -         -         -           -        206,526        -            -           -     206,526

Adjust common stock par value
from $0.0001 to $0.50 per share,
per amendment of articles dated
Dec 2003                            -         -         -     10,223,166 (10,223,166)       -            -           -          -

Common Stock issued pursuant
to subscription at $2.50 share in
Jan 2004                            -         -       41,600      20,800      83,200   (104,000)         -           -          -

Common stock issued in
exchange for consulting services
at $2.95 per share, Jan 2004        -         -       13,040       6,520      31,948        -            -           -      38,468

Common stock issued in
exchange for consulting services
at $2.60 per share, Jan 2004        -         -      123,000      61,500     258,300        -            -           -     319,800

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting services
at $3.05 per share, Jan 2004        -         -        1,000         500       2,550        -            -           -       3,050

Common stock issued in
exchange for employee services
at $3.07 per share, Feb 2004        -         -        6,283       3,142      16,147        -            -           -      19,289

Common stock issued in
exchange for consulting services
at $3.04 per share, Mar 2004        -         -       44,740      22,370     113,640        -            -           -     136,010

Common Stock issued for
options exercised at $1.00 per
share in Mar 2004                   -         -       55,000      27,500      27,500        -            -           -      55,000

Common stock issued in
exchange for employee services
at $3.00 per share, Mar 2004        -         -        5,443       2,722      13,623        -            -           -      16,345

Common stock issued in
exchange for employee services
at $3.15 per share, Mar 2004        -         -        5,769       2,885      15,292        -            -           -      18,177

Preferred shared converted to
common shares for consulting
services at $3.00 per share,
Mar 2004                         (5,000)      (5)    125,000      62,500     312,500        -            -           -     374,995

Common stock issued in
exchange for employee services
at $3.03 per share, Mar 2004        -         -        8,806       4,400      22,238        -            -           -      26,638

Common Stock issued pursuant
to subscription at $2.50 per
share in Mar. 2004                  -         -       22,500      11,250      (9,000)       -            -           -       2,250

Beneficial Conversion Feature
relating to Notes Payable                               -           -        122,362        -           -           -      122,362

Beneficial Conversion Feature       -         -
relating to Warrants                                    -           -        177,638        -            -           -     177,638

Common stock issued in
exchange for consulting services
at $2.58 per share, Apr 2004        -         -        9,860       4,930      20,511        -            -           -      25,441

Common stock issued in
exchange for consulting services
at $2.35 per share, Apr 2004        -         -       11,712       5,856      21,667        -            -           -      27,523

Common stock issued in
exchange for consulting services
at $1.50 per share, Apr 2004        -         -      367,500     183,750     367,500        -            -           -     551,250

Common stock returned to
treasury at $0.065 per share,
April 2004                          -         -      (50,000)    (25,000)     21,750        -            -           -      (3,250)

Preferred stock converted to
common stock for consulting
services at $1.01 per share in
May 2004                         (4,000)      (4)    100,000      50,000      51,250        -            -           -     101,246

Common stock issued per
subscription May 2004               -         -       10,000       5,000      (4,000)       -         (1,000)        -          -

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004                   -         -      137,000      68,500      50,730        -            -           -     119,230

Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004                   -         -       26,380      13,190      17,147        -            -           -      30,337

Common stock returned to
treasury at $0.065 per
share, Jun 2004                     -         -       (5,000)     (2,500)     2,175         -            -           -        (325)

Common stock issued in
exchange for consulting
services at $0.67 per
share in June 2004                  -         -      270,500     135,250      45,310        -            -           -     180,560

Common stock issued in
exchange for consulting services
at $0.89 per share in June 2004     -         -        8,000       4,000       3,120        -            -           -       7,120

Common stock issued in
exchange for consulting services
at $0.65 per share in June 2004     -         -       50,000      25,000       7,250        -            -           -      32,250

Common stock issued pursuant
to private placement at $1.00
per share in June 2004              -         -      250,000     125,000     125,000        -            -           -     250,000

Common stock issued in
exchange for consulting services
at $0.54 per share in July 2004     -         -      100,000      50,000       4,000        -            -           -      54,000

Common stock issued in
exchange for consulting services
at $0.72 per share in July 2004     -         -        5,000       2,500       1,100        -            -           -       3,600

Common stock issued in
exchange for consulting services
at $0.47 per share in July 2004     -         -      100,000      50,000      (2,749)       -            -           -      47,251

Common stock issued in
exchange for consulting
services at $0.39 per
share in August 2004                -         -      100,000      50,000     (11,000)       -            -           -      39,000

Preferred stock converted
to common stock for
consulting services at
$0.39 per share in August 2004   (2,000)      (2)     50,000      25,000      (5,500)       -            -           -      19,498

Common stock issued in
exchange for consulting
services at $0.50 per
share in August 2004                -         -      100,000      50,000         250        -            -           -      50,250

Common stock issued in
exchange for consulting
services at $0.56 per
share in August 2004                -         -      200,000     100,000      12,500        -            -           -     112,500

Common stock issued in
exchange for consulting
services at $0.41 per
share in August 2004                -         -       92,500      46,250      (8,605)       -            -           -      37,645

Common stock issued in
exchange for consulting
services at $0.52 per
share in September 2004             -         -    1,000,000     500,000      17,500        -            -           -     517,500

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004             -         -        5,000       2,500       (212)        -           -           -        2,288

Common stock issued pursuant
to subscription at  $0.50 per
share in September 2004             -         -       40,000      20,000        -           -           -           -       20,000

Preferred shares converted to
common stock for consulting
services at $0.41 per share in
September 2004                   (4,000)      (4)    100,000      50,000       4,000        -           -           -       53,996

Preferred shares issued in
exchange for service at $25 per
share in September 2004          60,000        6        -           -      1,499,994        -           -           -    1,500,000

Warrants issued to consultants
in the fourth quarter 2004          -         -         -           -      2,019,862        -           -           -    2,019,862


Net Loss                            -         -         -           -           -           -           -  (19,358,258) (19,358,258)
                              --------- --------  ---------- ----------- ----------- ---------- --------- ------------- -----------
Balance at September 30, 2004    60,000 $     6   23,981,054 $11,990,527 $ 6,118,993 $      -   $ (1,000) $(22,815,034) $(4,706,508)
                              ========= ========  ========== =========== =========== ========== ========= ============= ===========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting services
at $0.68 per share in October
2004                                -         -      200,000     100,000      36,000        -            -           -     136,000

Common stock returned
to treasury at $0.60
per share, Oct 2004                 -         -   (1,069,600)   (534,800)   (107,297)       -            -           -    (642,097)

Common stock issued in
exchange for consulting services
at $0.60 per share in Oct 2004      -         -       82,500      41,250       8,250        -            -           -      49,500

Common Stock issued pursuant
to subscription at $0.60 share in
October 2004                        -         -      500,000     250,000      50,000   (300,000)         -           -          -

Common stock issued in
exchange for consulting services
by noteholders at $0.50 per
share in October 2004               -         -      532,500     266,250        -           -            -           -     266,250

Common Stock issued in
exchange for debt at $0.50 share
in October 2004                     -         -      500,000     250,000        -           -            -           -     250,000

Common Stock issued pursuant
to subscription at $0.45 share in
October 2004                        -         -    1,000,000     500,000     (50,000)  (450,000)         -           -          -

Common stock issued in
exchange for consulting services
by noteholders at $0.45 per
share in October 2004               -         -      315,000     157,500     (15,750)       -            -           -     141,750

Common Stock issued in
exchange for consulting
services at $0.47 share
in November 2004                    -         -      100,000      50,000      (3,000)       -            -           -      47,000

Common Stock issued in
exchange for consulting
services at $0.80 share
in November 2004                    -         -      300,000     150,000      90,000        -            -           -     240,000

Common Stock issued in
exchange for consulting
services at $1.44 share
in November 2004                    -         -      115,000      57,500     108,100        -            -           -     165,600

Common Stock issued in
exchange for employee
services at $1.44 share
in November 2004                    -         -        5,000       2,500       4,700        -            -           -       7,200

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Warrants exercised
at $0.60 share
in November 2004                    -         -       60,000      30,000       6,000     (4,000)         -           -      32,000

Beneficial Conversion discount
relating to Notes Payable           -         -         -           -      1,465,000        -            -           -   1,465,000

Common stock issued at $0.016
in exchange for note payable in
December 2004                       -         -    5,500,000   2,750,000  (2,661,500)       -            -           -      88,500

Common Stock issued in
exchange for consulting
services at $1.44 share
in February 2005                    -         -    5,796,785   2,898,393   5,418,814        -            -           -   8,317,207

Common stock issued in
settlement of debt at $0.50 per
share in December 2004              -         -    2,930,000   1,465,000        -      (125,000)         -           -   1,340,000

Fair value of warrants issued to
consultants exchange for services
in December 2004                    -         -         -           -        394,698        -            -           -     394,698

Warrants exercised at $0.10 per
share in January 2005               -         -       25,000      12,500     (10,000)       -            -           -       2,500

Common Stock issued in
settlement of debt at $0.33 per
share in January 2005               -         -    1,628,789     814,395    (276,895)       -            -           -     537,500

Fair value of warant liability reclassed
due to registration rights granted
in January 2005                     -         -         -           -     (3,108,851)       -            -           -  (3,108,851)

Warrants exercised at $0.10 per
share in January 2005               -         -       17,500       8,750      (7,000)       -            -           -       1,750

Common Stock issued in
settlement of debt at $0.33 per
share in January 2005               -         -    2,399,012   1,199,504    (407,830)       -            -           -     791,674

Common Stock issued in
exchange for consulting
services at $1.30 per share         -         -      315,636     157,818     252,508        -            -           -     410,326
in January 2005

Common Stock issued in
settlement of debt at $0.33 per
share in February 2005              -         -       75,757      37,879     (12,879)       -            -           -      25,000

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Warrants exercised at $0.10 per
share in February 2005              -         -       20,000      10,000      (8,000)       -            -           -       2,000

Common Stock issued in
settlement of debt at $0.33 per
share in February 2005              -         -      606,060     303,030    (103,030)       -            -           -     200,000

Warrants exercised at $0.10 per
share in February 2005              -         -       45,000      22,500     (18,000)       -            -           -       4,500

Common Stock issued in
exchange for related party debt
at $1.31 per share in February
2005                                -         -    1,500,000     750,000   1,215,000        -            -           -   1,965,000

Common Stock issued in
settlement of debt at $0.33 per
share in February 2005              -         -      278,433     139,217     (47,334)       -            -           -      91,883

Common Stock issued in
exchange for consulting services
at $1.17 per share in February
2005                                -         -       17,236       8,618      11,548        -            -           -      20,166

Common stock issued in
exchange for debt at $0.50 per
share in February 2005              -         -      300,000     150,000        -           -            -           -     150,000

Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005                    -         -      716,500     358,250     322,425        -            -           -     680,675

Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005                    -         -       10,500       5,250       4,725        -            -           -       9,975

Common stock issued in
exchange for debt at $0.50 per
share in March 2005                 -         -   13,202,000   6,601,000        -           -            -           -   6,601,000

Common Stock issued in
exchange for consulting
services at $1.19 per share
in March 2005                       -         -      185,000      92,500     127,650        -            -           -     220,150

Options exercised at $0.60 per
share in March 2005                 -         -      100,000      50,000      10,000        -            -           -      60,000

Common Stock issued in
exchange for consulting
services at $0.98 per share
in March 2005                       -         -    1,675,272     837,636     804,131        -            -           -   1,641,767

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common Stock issued in
exchange for consulting
services at $0.92 per share
in March 2005                       -         -       24,333      12,167      10,219        -            -           -      22,386

Common Stock issued in
exchange for consulting
services at $0.99 per share
in March 2005                       -         -       15,000       7,500       7,350        -            -           -      14,850

Common stock issued in exchange
for debt at $0.50 per
share in March 2005                 -         -    1,240,000     620,000        -           -            -           -     620,000

Common stock canceled for
shares issued in exchange of
debt in March 2005                  -         -     (500,000)   (250,000)       -           -            -           -    (250,000)

Common stock subscribed
Canceled in March 2005              -         -         -           -           -       750,000          -           -     750,000

Common Stock issued in
exchange for consulting
services at $0.89 per share
in March 2005                       -         -       10,000       5,000       3,900        -            -           -       8,900

Adjust common stock par value
from $0.50 to $0.001 per share,
per amendment of articles dated
March 2005                          -         -         -    (32,312,879) 32,312,879        -            -           -          -

Beneficial Conversion discount
relating to Notes Payable in
March 2005                          -         -         -           -      7,371,000        -            -           -   7,371,000

Stock options granted to
employees in exchange for
services rendered, at exercise
price below fair value of common
stock in March 2005                 -         -         -           -        180,000        -            -           -     180,000

Common Stock issued in
exchange for consulting services
at $0.80 per share in April 2005    -         -      160,000         160     127,840        -            -           -     128,000

Common Stock issued in
exchange for consulting services
at $0.80 per share in April 2005    -         -       40,000          40      31,960        -            -           -      32,000

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common Stock issued in
exchange for consulting services
at $0.75 per share in April 2005    -         -      850,000         850     636,650         -           -           -     637,500

Common Stock issued in
exchange for consulting services
at $0.33 per share in April 2005    -         -      500,000         500     164,500         -           -           -     165,000

Common Stock canceled during
April 2005, previously issued for
services rendered at $3.42 per
share                               -         -      (10,000)        (10)    (34,190)        -           -           -     (34,200)

Common Stock issued in
settlement of debt at $0.33 per
share in April 2005                 -         -       75,758          77      24,923    (25,000)         -           -           -

Common Stock issued in
exchange for consulting services
at $0.68 per share in April 2005    -         -       50,000          50      33,950         -           -           -      34,000

Proceeds received against
subscription Payable in June
2005                                -         -           -            -          -     118,000          -           -     118,000

Common Stock canceled in
June 2005, previously issued for
services rendered at $0.50 per
share                               -         -      (10,000)        (10)     (4,990)        -           -           -      (5,000)

Cancellation of previously
granted stock options granted
to employees for services
rendered, at exercise price
below fair value of common stock    -         -           -            -    (180,000)        -           -           -    (180,000)

Warrants issued to consultants
and Employees during the
quarter ended June 30, 2005         -         -           -            -     849,047         -           -           -     849,047

Common Stock issued in
exchange for consulting services
at $0.60 per share in July 2005     -         -      157,000         157      94,043         -           -           -      94,200

Common Stock issued in
exchange for intellectual property
at $0.67 per share in July 2005     -         -   36,000,000      36,000  24,084,000         -           -           -   24,120,000

Common Stock issued in
exchange for consulting
services at $0.60 per share
in July 2005                        -         -      640,000         640     383,360         -           -           -     384,000

Common Stock issued in
exchange for employee services
at $0.48 per share in July 2005     -         -    8,000,000       8,000   3,832,000         -           -           -   3,840,000

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common Stock issued in
exchange for consulting
services at $0.94 per share
in July 2005                        -         -      121,985         121     168,217        -          -            -       168,338

Common Stock issued in
exchange for consulting
services at $0.48 per share
in August 2005                      -         -      250,000         250     119,750        -          -            -       120,000

Common Stock penalty shares
issued pursuant to pending SB-2
registration at $0.62 per share in
September 2005                      -         -      814,158         814     501,858        -          -            -       502,672

Common Stock penalty shares
issued pursuant to pending SB-2
registration at $0.70 per share in
September 2005                      -         -      391,224         391     273,466        -          -            -       273,857

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                   -         -      185,000         185     173,715        -          -            -       173,900

Common Stock returned in
September 2005, previously
issued for services rendered at
$0.40 per share                     -         -     (740,000)       (740)   (453,232)    56,000     1,000           -      (396,972)

Adjustment to
warrants previously issued
and canceled during the year
ended Sept 30, 2005                 -         -          -           -      (287,440)       -          -            -      (287,440)

Net Loss                            -         -          -           -           -          -          -   (64,824,755) (64,824,755)
                              --------- --------- ---------- ----------- ----------- ---------- --------- ------------- -----------
Balance as of September
30, 2005                         60,000 $      6 112,230,392 $   112,230 $80,035,951 $   20,000 $      -  $(87,639,789) $(7,471,602)
                              ========= ========= ========== =========== =========== ========== ========= ============= ===========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2006
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued pursuant
to subscription at $0.50 per
share in October 2005               -         -      400,000         400     199,600   (200,000)         -           -           -

Common Stock issued in
exchange for consulting
services at $0.75 per share
in October 2005                     -         -      100,000         100      74,900        -            -           -      75,000

Common Stock returned in
October 2005, previously
issued for services
rendered at $0.60 per share         -         -     (350,000)       (350)   (209,650)       -            -           -     (210,000)

Common stock issued pursuant
to subscription at $0.50 per
share in December 2005              -         -       40,000          40      19,960    (20,000)         -           -           -

Common Stock penalty shares
issued pursuant to pending SB-2
registration at $0.51 per share in
December 2005                       -         -      505,854         506     257,480        -            -           -      257,986

Fair value related to warrants
issued in November 2005             -         -          -            -      563,750        -            -           -      563,750

Common Stock returned in
January 2006, previously issued
for services rendered at $0.60
per share                           -         -     (250,000)       (250)   (149,750)       -            -           -     (150,000)

Penalty shares issued pursuant
to pending SB-2 registration at
$0.32 per share in January 2006     -         -      806,212         806     257,182        -            -           -      257,988

Penalty shares issued pursuant
to pending SB-2 registration at
$0.20 per share in January 2006     -         -    1,289,927       1,290     256,695        -            -           -      257,985

Warrants issued in January 2006     -         -          -            -       43,098        -            -           -       43,098

Common Stock issued in
exchange for consulting services
at $0.17 share in February 2006     -         -      160,000         160      27,040        -            -           -       27,200

Common Stock issued in
exchange for consulting services
at $0.16 share in February 2006     -         -    3,800,000       3,800     604,200        -            -           -      608,000

Common Stock returned in
March 2006, previously issued
for services rendered at $0.80
per share                           -         -     (150,000)       (150)   (119,850)       -            -           -     (120,000)

Net Income                          -         -          -            -          -          -            -     3,458,485  3,458,485
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Balance as of June 30, 2006      60,000       6  118,582,385     118,582  81,860,606   (200,000)         -  (84,181,303) (2,402,109)
                              ========= ========= ========== =========== =========== ========== ============ =========== ==========

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   For the Period
                                                                                                                 September 16, 2002
                                                                                                                 (Date of Inception)
                                                            For the nine months ended June 30,                         through
                                                                        2006                      2005              June 30, 2006
                                                                        ----                      ----              -------------
Cash flows from operating activities:
Net income (loss)                                                        $   3,458,485       $  (38,467,503)       $   (84,181,303)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization                                                1,021,199                15,187              1,374,467
Organization expenses                                                                                                        88,500
Preferred shares issued in exchange for services                                     -                     -              1,500,000
Warrants issued to consultants                                                 606,850             1,243,744              3,583,016
Income   attributable  to  repricing  of  warrants  and  debt
derivatives                                                               (10,118,917)          (16,454,929)           (26,819,908)
Financing costs attributable to issuance of warrants                                              23,148,214             27,265,174
Amortization  of  beneficial  conversion  feature-convertible
notes                                                                                              8,836,000             10,461,000
Amortization of capitalized financing costs                                    247,238                     -                247,238
Fair value of common stock issued to related  party in excess
of previously incurred debt                                                          -             1,365,000              1,365,000
Common stock issued in exchange for services                                   710,200            13,396,202             31,284,573
Common  stock   exchanged   for   intellectual   property  in
connection with costs of acquiring intangible assets                                 -                     -             14,689,100
Common stock issued as penalty in connection financing                         773,958                                    1,550,487
Common stock canceled-previously issued for services rendered                (480,000)             (181,298)            (1,343,845)
Change in assets and liabilities:
Increase in accounts receivable                                               (18,900)                                     (18,900)
Increase in prepaid expenses and deposits                                    (145,849)              (33,291)              (163,472)
Decrease in other assets                                                         5,940                     -                (3,128)
Decrease in due related parties                                               (52,662)              (20,631)                      -
Increase   (decrease)   in   accounts   payable  and  accrued
liabilities                                                                  1,685,792             (833,465)              4,079,990
                                                                         -------------       ---------------       ----------------
Net cash used in operating activities                                      (2,306,666)           (7,986,770)           (15,042,011)

Cash flows from investing activities:
Payments for patent filing                                                           -               (4,347)               (25,698)
Capital expenditures                                                          (35,851)                     -               (48,602)
                                                                         -------------       ---------------       ----------------
Net cash used in investing activities                                         (35,851)               (4,347)               (74,300)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                                                            -                432,000
Proceeds from issuance of convertible notes                                  4,242,500             9,079,000             13,446,500
Proceeds form exercise of options and warrants                                       -               102,750                343,750
Payment of debt                                                                      -                     -               (24,854)
Proceeds from loans                                                                  -                     -              2,750,000
Advances from shareholders                                                           -                     -                100,088
                                                                         -------------       ---------------       ----------------
Net cash provided by financing activities                                    4,242,500             9,181,750             17,047,484

Net increase in cash and cash equivalents                                    1,899,983             1,190,633              1,931,173
Cash and cash equivalents at beginning of period                                31,190                 1,832                      -
                                                                         -------------       ---------------       ----------------
Cash and cash equivalents at end of period                               $   1,931,173       $     1,192,465       $      1,931,173
                                                                         =============       ===============       ================

See the accompanying notes to the unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   For the Period
                                                                                                                 September 16, 2002
                                                                                                                 (Date of Inception)
                                                                      For the nine months ended June 30,               through
                                                                        2006                      2005              June 30, 2006
                                                                        ----                      ----              -------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                                 -                     -                      -
Cash paid during period for taxes                                                    -                     -                      -

Non-cash transactions:
Common stock issued for services                                               710,200            13,396,202             31,284,573
Common stock issued in exchange for previously incurred debt                         -             2,313,500              2,313,500
Common stock canceled-previously issued for services rendered                (480,000)             (181,298)            (1,343,845)
Beneficial conversion feature attributable to convertible notes                                    8,836,000             10,461,000
Preferred shares in exchange for services                                            -                     -              1,500,000
Warrants issued to consultants                                                 606,850             1,243,744              3,583,016

Acquisition:
Common stock retained                                                                -                 1,015                  1,015
Assets acquired                                                                      -                 (135)                  (135)
                                                                         -------------       ---------------       ----------------
Total consideration paid                                                             -                   880                    880
                                                                         -------------       ---------------       ----------------
Organizational expenses-note issued in exchange for shares retired                                                           88,500
Common stock issued in exchange for note payable                                                                             88,500

See the accompanying notes to the unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2006 is not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2006, the Company has accumulated losses of $84,181,303.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary ProHealth Medical Technologies, Inc. Significant inter-company transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At June 30, 2006 property and equipment consist of:

Computer equipment              $                15328
Furniture                                       33,273
Accumulated  depreciation                     (10,315)
                                            ----------
Net                             $               38,286

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E):

                                                                                                     For the Period
                                                                                                     September, 16
                                                                                                     2002 (Date of
                            For The Three     For The Three     For The Nine       For The Nine        Inception
                            Months ended      Months ended      Months ended       Months ended         through
                              June 30,          June 30,          June 30,           June 30,           June 30,
                                2006              2005              2006               2005               2006
Net income  (loss) - as
reported                        $ (5,611)        $2,851,151        $3,458,485      $(38,467,503)      $(84,181,303)
Add:  Total stock based
employee   compensation
expense   as   reported
under  intrinsic  value
method (APB No. 25)                    --                --                --                 --                 --
Deduct:   Total   stock
based          employee
compensation    expense
as reported  under fair
value  method  (APB No.
123)                                            (1,406,350)                          (1,406,350)        (1,406,350)
                              -----------       -----------       -----------        -----------        -----------
Net  income   (loss)  -
Pro Forma                        $(5,611)        $1,444,801        $3,458,485      $(39,873,853)      $(85,587,653)
                                 ========        ==========        ==========      =============      =============
Net    income    (loss)
attributable  to common
stockholders    -   Pro
Forma                            $(5,611)        $1,444,801        $3,458,485      $(39,873,853)      $(85,587,653)
                                 ========        ==========        ==========      =============      =============
Basic   income   (loss)
per share - as reported           $(0.00)             $0.04             $0.03            $(0.79)
                                  =======             =====             =====            =======
Basic   income   (loss)
per share - Pro Forma             $(0.00)             $0.02             $0.03            $(0.82)
                                  =======             =====             =====            =======

 Fully diluted income per
    share - as reported             $0.0             $0.03             $0.02             N/A               N/A
                                =============    ==============    ==============   ==============    ==============
 Fully diluted income per
     share - Pro Forma              N/A              $0.02             $0.02             N/A               N/A
                                =============    ==============    ==============   ==============    ==============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

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

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2006 the Company did not have any deferred revenue.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2006, allowance for doubtful receivable was $0.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

 The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the "Serial Notes") entered into in 2006 (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company recorded the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital in the nine months ended June 30, 2006 totaled $730,111. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 111 to 112%; and risk free interest rate of 4.96 to 5.15% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note F).

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company adopted this interpretation from January 1, 2006. The adoption of this Interpretation did not have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company adopted of this SFAS with its restatements included within.

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

NOTE B - INTANGIBLE ASSETS AND AMORTIZATION

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

Biowell Technology, Inc.

On July 12, 2005, the Company  acquired  certain  intellectual  properties  from
Biowell Technology, Inc. ("Biowell") through an Asset Purchase Agreement ("Agreement") in exchange for 36 million shares of the Company's restricted common  stock  having  an  aggregate  fair  value  at the  date of  issuance  of
$24,120,000. The intangible assets acquired consist of proprietary DNA anti-counterfeit trade secrets created by Biowell that are intended to protect intellectual property from counterfeiting, fraud, piracy, product diversion and unauthorized intrusion.

The purchase price has been allocated as follows:

Amortizable intangible assets acquired are comprised of:

Developed core technologies                               $ 2,260,900
Developed product technologies                              7,170,000
                                                          -----------
Total amortizable intangible assets                       $ 9,430,900
Transaction costs                                          14,869,100
                                                          -----------
Total purchase price                                      $24,120,000
                                                          ===========

In Process Research & Development

The Company concluded as of the date of acquisition, the acquired intangible assets, consisting of developed core and product technologies had reached full development and that it was not the intention of the Company's management to utilize the asset in specific research and development activities as defined in SFAS No. 2 Accounting for Research & Development Costs, As a result, the Company determined there was no in-process research and development ("IPR& D") projects in place related to the technology acquired , nor any future research and development activities planned. Accordingly, there is no charge to operations during the year ended September 30, 2005 for IPR&D in connection with the acquisition of the assets.

Transaction costs

The amount of the purchase price that could not be allocated to acquired identifiable intangible assets or IPR & D was $14,689,100 and was charged to operations as a cost of the transaction during the year ended September 30, 2005.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE B - INTANGIBLE ASSETS AND AMORTIZATION (continued)

The identifiable intangible assets acquired and their carrying value at June 30, 2006 are:

                                                                                             Weighted
                          Gross Carrying                                                     Average
                              Amount         Accumulated                     Residual      Amortization
                                             Amortization         Net          Value          Period
                                                                                             (Years)
Amortizable
 Intangible
 Assets:
Trade     secrets    and
developed technologies
                               $9,430,900                       $8,083,629            -                 7
                                                 $1,347,271
Patents                            34,237            16,881         17,336            -                 5
                          ---------------  ----------------  -------------  -----------  ----------------
Total
 Amortized
 Identifiable
 Intangible Assets             $9,465,137        $1,364,152     $8,101,005            -              6.99

Total amortization expense charged to operations for the nine months ended June 30, 2006 and 2005 was $1,015,571and $7,748, respectively.

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of June 30, 2006 are as follows:

        10%  Secured  Convertible  Notes  Payable  dated  March 8, 2006,  net of unamortized debt discount of $680,110 (see
        below)                                                                           $819,890
        10% Secured  Convertible  Notes Payable dated May 2, 2006, net of unamortized debt discount of $395,158 (see below)
                                                                                          604,842
        10%  Secured  Convertible  Notes  Payable  dated June 15,  2006,  net of unamortized debt discount of $1,068,361 (see
        below)
                                                                                        1,881,639
                                                                                       $3,306,371
                                                                                       ----------

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated March 8, 2006

On March 8, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,500,000 (the "Serial Notes") and warrants to purchase 3,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on September 7, 2007 and are convertible into the Company's common stock, at the holder's option, at fifty cents ($.50) per share during the period from the date of issuance (March 8, 2006) through March 7, 2007. Should the holder of the Serial Note elect not to convert to the Company's common stock on or before March 7, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company's common stock at an amount equal to 80% of the average bid price of the Company's common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of September 7, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company's pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Serial Notes, in an amount equal to 2% of the unpaid principal balance per month if the above deadlines are not met. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

The warrants are exercisable until five years from March 8, 2006 until March 7, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrants for $1.25 per share at the earlier of (i) one year from issuance or (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the Company's common stock trades at or above $1.25 per share for twenty (20) consecutive trading days. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

The initial relative fair value assigned to the embedded derivatives was $346,500.

In conjunction with the Notes, the Company issued warrants to purchase 3,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $512,100.

The Company recorded the fair value of the derivatives ($346,500) and warrants ($ 512,100) to debt discount, aggregating $858,600, which will be amortized to interest expense over the term of the Notes. Amortization of $178,490 was recorded for the nine months ended June 30, 2006.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

10% Secured Convertible Promissory Notes dated May 2, 2006

On May 2, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,000,000 (the "Serial Notes") and warrants to purchase 2,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder's option, at fifty cents ($.50) per share during the period from the date of issuance (May 2, 2006) through May 2, 2007. Should the holder of the Serial Note elect not to convert to the Company's common stock on or before May 2, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company's common stock at an amount equal to 80% of the average bid price of the Company's common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of May 2, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company's pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Serial Notes, in an amount equal to 2% of the unpaid principal balance per month if the above deadlines are not met. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

The warrants are exercisable until four years from May 2, 2007 until May 2, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrants for $0.001 per share at the earlier of (i) one year from issuance and (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the Company's common stock trades at and above $1.00 per share for twenty (20) consecutive trading days. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

The initial relative fair value assigned to the embedded derivatives was $82,358.

In conjunction with the Notes, the Company issued warrants to purchase 2,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $373,600.

The Company recorded the fair value of the derivatives ($82,358) and warrants ($373,600) to debt discount, aggregating $455,958, which will be amortized to interest expense over the term of the Notes. Amortization of $60,800 was recorded for the nine months ended June 30, 2006.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated June 15, 2006

On June 15, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $2,950,000 (the "Serial Notes") and warrants to purchase 5,900,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder's option, at fifty cents ($.50) per share during the period from the one years from the date of issuance (June 15, 2006) through June 15, 2007. Should the holder of the Serial Note elect not to convert to the Company's common stock on or before June 15, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company's common stock at an amount equal to 80% of the average bid price of the Company's common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of June 15, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company's pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Serial Notes, in an amount equal to 2% of the unpaid principal balance per month if the above deadlines are not met. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

The warrants are exercisable until four years from June 15, 2007 until June 15, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrants for $0.001 per share at the earlier of (i) one year from issuance and (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the Company's common stock trades at and above $1.00 per share for twenty (20) consecutive trading days. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

The initial relative fair value assigned to the embedded derivatives was $175,321.

In conjunction with the Notes, the Company issued warrants to purchase 5,900,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $929,840.

The Company recorded the fair value of the derivatives ($175,321) and warrants ($929,840) to debt discount, aggregating $1,105,161, which will be amortized to interest expense over the term of the Notes. Amortization of $36,800 was recorded for the nine months ended June 30, 2006.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

$1,465,000 Convertible Notes

Beginning in December, 2004, the Company sold a 10% convertible debenture in the aggregate amount of $ 1,465,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees.

The Convertible Note's terms called for the debt to automatically convert at $.50 per share upon the filing a of a registration statement with the Securities and Exchange Commission.

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 2,930,000 shares of the Company's common stock.

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 2,930,000 common shares of the Company's common stock at the price of $ .75 per share. These warrants were issued in February, 2005 and lapse if unexercised by February, 2010. A registration rights agreement was executed in December 2004 and consummated in February, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The Registration Rights Agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $ 51,275 per month, may be paid, at the Company's option, in cash or unregistered shares of the Company's common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,465,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in December 2004, the debt discount attributed to the beneficial conversion feature of $ 1,465,000 was charged to interest expense in its entirety during the six months ended March 31, 2005.

In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued a warrant in February, 2005 that has registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $23,148,214 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 152.59%, (3) risk-free interest rate of 3.67%, and (4) expected life of 5 years. In connection with the placement of the $1,465,000 of convertible notes as described above, the Company agreed to registered shares of the Company's common stock underlying certain previously issued and outstanding warrants that were not subject to a registration rights agreement at the time the warrants were issued. These warrants consist of following:

o 105,464 warrants entitling the holder to purchase 105,464 shares of the Company's common stock at the price of $ .10 per share. These warrants were issued in July, 2004 and lapse if unexercised by July, 2009.

o 1,487,500 warrants entitling the holder to purchase 1,487,500 shares of the Company's common stock at the price of $ .60 per share. These warrants were issued in October, 2003 and lapse if unexercised by October, 2008.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

As a result, the Company is required to classify the warrants as derivative liabilities and mark then to market at each reporting date. The fair value of the warrants that were subject to registration reclassified as liabilities from additional paid in capital at March 31, 2005 totaled $3,108,851. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions:
(1) dividend yield of 0%; (2) expected volatility of 148.66%, (3) risk-free interest rate of 3.21%, and (4) expected life of 3 years.

$ 7,371,000 Convertible Notes

In January and February, 2005, the Company sold an 10% convertible debenture in the aggregate amount of $7,371,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees.

The Convertible Note's terms called for the debt to automatically convert at $.50 per share upon the filing a of a registration statement with the Securities and Exchange Commission.

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 14,742,000 shares of the Company's common stock.

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 14,742,000 common shares of the Company's common stock at the price of $ .75 per share. These warrants lapse if unexercised by February, 2010. A registration rights agreement was executed and consummated in January, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The Registration Rights Agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $ 257,985 per month, may be paid, at the Company's option, in cash or unregistered shares of the Company's common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $ 7,731,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in February, 2005, 2005, the debt discount attributed to the beneficial conversion feature of $ 7,371,000 was charged to interest expense in its entirety during the six months ended March 31, 2005.

In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued warrants that have registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $23,148,214 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 152.59%, (3) risk-free interest rate of 3.67%, and (4) expected life of 5 years.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

In October 2004, shareholders returned 1,069,600 shares to treasury issued earlier in exchange for services valued at $642,097.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

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


In January 2005, the Company issued 25,000 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In January 2005, the Company retired $537,500 of convertible notes payable for 1,628,789 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In January 2005, the Company issued 17,500 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In January 2005, the Company retired $791,674 of convertible notes payable for 2,399,012 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In January, 2005, the Company issued 315,636 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.30 per share for a total of $410,326, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February 2005, the Company issued 5,796,785 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.44 per share for a total of $8,317,207, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February 2005, the Company issued 2,930,000 shares of common stock at $0.50 per share pursuant to the exercise terms of a note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder

In February 2005, the Company retired $25,000 of convertible notes payable for 75,757 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In February 2005, the Company issued 20,000 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

In February 2005, the Company retired $200,000 of convertible notes payable for 606,060 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In February 2005, the Company issued 45,000 shares of common stock for warrants exercised at $0.10 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In February 2005, the Company in exchange for a related party note in the outstanding principal amount of $600,000 and as settlement for certain claims related thereto issued 1,500,000 shares of common stock using a price of $1.31 per share. See Note G.

In February 2005, the Company retired $91,883 of convertible notes payable for 278,433 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In February, 2005, the Company issued 17,236 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.17 per share for a total of $20,166, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February, 2005, the Company issued 300,000 shares of common stock for cash at $0.50 per share for a total of $150,000 pursuant to the exercise terms of a promissory note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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

In March, 2005, the Company issued 13,202,000 shares of common stock for cash at $0.50 per share for a total of $6,601,000 pursuant to the exercise terms of a promissory note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In March, 2005, the Company issued 185,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.19 per share for a total of $220,150, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2005, the Company issued 100,000 shares of common stock for options exercised at $0.60 share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

In March, 2005, the Company issued 1,240,000 shares of common stock for cash at $0.50 per share for a total of $620,000 pursuant to the exercise terms of a promissory note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In March 2005, the Company canceled 500,000 shares of common stock related to a debt exchange for shares of common stock valued at $0.50 per share.

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

In April 2005, the Company retired $165,000 of convertible notes payable for 500,000 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In April, 2005, a shareholder returned 10,000 shares previously issued for services valued at $34,200 in exchange for a cash settlement.

In April 2005, the Company retired convertible notes payable for 75,758 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

In July 2005, the Company issued 36 million shares in exchange for intellectual property at approximately $0.67 per share for a total of $24,120,000. The value of the acquired intangible assets was established at $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction. (See Note B)

In July 2005, the Company issued 640,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.60 per share for a total of $384,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

In July 2005, the Company issued 8,000,000 shares of its common stock without restriction to employees in exchange for services rendered . The Company valued the shares issued at approximately $0.48 per share for a total of $3,840,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. The Company is investigating the circumstances surrounding the issuance of the shares and the possible subsequent resale of certain of the shares on the open market and the possibility of violations of securities laws (see Note H).

In July 2005, the Company issued 121,985 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.94 per share for a total of $168,339, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In August 2005, the Company issued 250,000 shares of its common stock to consultants in exchange for services rendered. The Company valued the shares issued at approximately $0.48 per share for a total of $120,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. The Company is investigating the circumstances surrounding the issuance of the shares and the possible subsequent resale of certain of the shares on the open market and the possibility of violations of securities laws (see Note H).

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

In September 2005, the Company issued 185,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.94 per share for a total of $173,900, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In September, 2005, the Company cancelled 740,000 shares previously issued for services valued at $396,972.

In September, 2005, the Company cancelled warrants previously issued valued at $287,440.

In October 2005, the Company issued 505,854 penalty shares pursuant to the registration rights agreement from the private placement in January and February, 2005. In connection with the 7,371,000 convertible debt financing in the quarter ended March 31, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of October 2005. The Company valued the shares issued at approximately $0.49 per share for a total of $247,868.

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

In November 2005, the Company issued 806,212 penalty shares pursuant to the registration rights agreement from the private placement in January and February, 2005. In connection with the 7,371,000 convertible debt financing in the quarter ended March 31, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of November 2005. The Company valued the shares issued at approximately $0.32 per share for a total of $257,987.

In December, 2005, the Company issued 40,000 shares of common stock subscribed for cash at $0.50 per share for a total of $20,000 pursuant to the terms of a subscription payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In December 2005, the Company issued 505,854 penalty shares pursuant to the pending SB-2 registration terms. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 31, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of December 2005. The Company valued the shares issued at approximately $0.51 per share for a total of $257,985. The Company continues to accrue the penalties relating to the pending SB-2 registration.

In December 2005, in connection with debt financing, the Company issued 5,500,000 warrants to purchase the Company's common stock at an exercise price of $0.50 for five years. The fair value attributable to the warrants of $563,750 was recorded as to current period operations with an offsetting adjustment to additional paid in capital.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

                                             Warrants Outstanding                                            Exercisable
                                                  Remaining              Weighted           Weighted          Weighted
                             Number              Contractual              Average           Average            Average
         Exercise                                                        Exercise
         Prices           Outstanding            Life (Years)             Price           Exercisable      Exercise Price
     ================    ==============    ========================   ===============    ==============   =================
          $0.10                105,464              3.01                  $0.10                105,464         $0.10
          $0.20                  5,000              2.39                  $0.20                  5,000         $0.20
          $0.50             16,450,000              4.63                  $0.50              8,550,000         $0.50
          $0.55              9,000,000              1.97                  $0.55              9,000,000         $0.55
          $0.60              9,132,000              2.88                  $0.60              9,132,000         $0.60
          $0.70                950,000              1.39                  $0.70                950,000         $0.70
          $0.75             17,727,000              3.25                  $0.75             17,727,000         $0.75
          $1.00                100,000               .30                  $1.00                100,000         $1.00
                         --------------                                                  --------------
                            53,469,464                                                      45,569,464
                         ==============                                                  ==============

Transactions involving warrants are summarized as follows:

                                             Number of            Weighted
                                              Shares              Average
                                                                  Price Per
                                                                   Share
Balance, September 30, 2003                       383,500                $1.38
Granted                                         4,574,753                 0.58
Exercised                                        (88,000)                 1.00
Canceled or expired                                     -                    -
                                          ----------------    -----------------
Balance, September 30, 2004                     4,870,253                $0.63
Granted                                        33,453,000                 0.71
Exercised                                       (207,500)                .0.34
Canceled or expired                           (1,033,786)                 0.65
                                          ----------------    -----------------
Balance, September 30, 2005                    37,081,967                 0.67
Granted                                        16,600,000                 0.51
Exercised                                               -                    -
Canceled or expired                             (212,503)                 1.31
                                          ----------------    -----------------
 Outstanding at June 30, 2005                  53,469,464                $0.61
                                          ================    =================

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D - CAPITAL STOCK (continued)

In the nine months ended June 30, 2006, the Company granted 5,500,000 warrants to holders of the Company's $550,000 notes payable with a $0.50 exercise price and a five year life. For the first 36 months, the warrants include anti-dilution protection assuming no adjustment in the exercise price per share of common stock upon any reverse split of the Company's common stock.

In the nine months ended June 30, 2006, the Company granted 200.000 warrants as settlement to bridge financing with a $0.70 exercise prie and a three year life.

In the nine months ended June 30, 2006, the Company granted 10,900,000 warrants to holders of the Company's convertible notes (See Note C). The warrants have an exercise price of $0.50 per with a five year life. Under certain conditions, as described in Note C, the Company as the option to redeem these warrants.

In July 2005, the Company entered into an agreement with Trilogy Capital Partners, Inc. and Joff Pollon ("Trilogy" and "Pollon") to provide marketing services to the Company for a term of one year, and terminable thereafter by either party upon 30 days prior written notice. In connection with the agreement, the Company agreed to pay Trilogy a monthly fee of $12,500. The Company also issued to Trilogy and Pollon warrants to purchase an aggregate of 9,000,000 shares of common stock at $0.55 per share , exercisable for a period of three years from issuance. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability of $4,117,500 and charged to operations as consulting fees. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions:
(1) dividend yield of 0%; (2) expected volatility of 155.03%, (3) risk-free interest rate of 3.82%, and (4) expected life of 3 years.

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants as of June 30, 2006 using the Black-Scholes option pricing model. The difference between the fair value of the warrants as of June 30, 2006 and the previous valuation as of July, 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements (see Note F)

NOTE F - DEBT DERIVATIVE AND WARRANT LIABILITY

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounted for identified embedded derivatives and warrants to purchase its common stock that provide for the payment of liquidated damages if the stipulated registration deadlines were not met as liabilities.

As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company determined the fair value of the embedded derivatives and valued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 5.1 to 5.21%, and a volatility of 154.43%. The determined value of both the warrants and the underlying embedded derivatives as of June 30, 2006 was $5,698,286. The net change in the fair value of the derivative and warrant liability values from March 31, 2006 has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE G- RELATED PARTY TRANSACTIONS

At June 30, 2006, notes payable are as follows:

        4%  Convertible  Note  Payable,  unsecured,  to related party and due August 1,
        2005;  currently  in  default.  Note  holder  has the  option to covert  unpaid principal  together with any accrued and unpaid  interest to 180,000  shares of
        the Company's common stock.                                                                $ 410,429

In February, 2005 the Company issued 1,500,000 shares of its restricted common stock to a Company officer and Director in exchange for $600,000 of previously incurred debt. The debt was in the form of a promissory note.

The Company valued the shares at a $1.31 per share for a total of $1,965,000, which represents the fair market value of the common stock on the date of the exchange. The difference between the fair value of the common stock of $1,965,000 and the face value of the debt of $600,000, or $1,365,000 has been charged to current period interest expense.

The Company's officers have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. There were no advances due at June 30, 2006.

On July 15, 2005, the Company entered into a consulting agreement with Timpix International Limited ("Timpix") for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company. The consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, the Company is obligated to pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by us, the monthly consulting fee shall be reduced accordingly. We have negotiated an agreement in principle to restructure the Consulting Agreement, whereby, fees owed to Timpix from July 2005 through December 2005 will be waived, and salaries for each of the three consultants will be reduced starting January 1, 2006.

On October 18, 2005, Maureen Huppe, a shareholder, obtained a judgment in United States District Court, Los Angeles, California, against Lawrence Lee, one of our former directors, for short swing profits as a result of trading shares of our stock. Pursuant to the judgment, Mr. Lee was obligated to reimburse us $245,911 in damages plus legal fees. In May 2006, we agreed with Ms. Huppe and Mr. Lee that in consideration of Mr. Lee's release of any claim to the $35,162 Mr. Lee claimed we owed him, we would release all claims to damages under this judgment.

In July 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license the Company's products in selected Asian countries. The exclusive license for such selected territories is for an initial period of until December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies developed by the Company and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Cumulative royalties earned from the period July 2005 through June 30, 2006 totaled $20,532.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE G- RELATED PARTY TRANSACTIONS (continued)

In February 2006, we entered into an agreement with The Research Foundation of the State University of New York acting on behalf of Stony Brook University ("The Research Foundation") to support a project entitled "A Chimeric Method and System for DNA Encryption and Authentication." Pursuant to this agreement, The Research Foundation made a grant of $79,005.77 to us to support the project, which amount is payable over six months. Upon approval from The Research Foundation, we will receive an additional grant of $80,000, payable over one year. In July 2006, we received an additional grant of $79,005.07 for use by us during the period from July 1, 2006 to July 1, 2007. The general objective of this project is to further extend the application of chimeric DNA methodologies in different product applications such as ink and thread. Dr. Sanford R. Simon, Professor of Biochemistry, Cell Biology, and Pathology at Stony Brook University and one of our directors, will lead this project on behalf of Stony Brook University together with Dr. Benjamin Liang, our Strategic Technology Development Officer.

On March 29, 2006, and April 13, 2006, the Company borrowed $200,000 in the aggregate, at a rate of 7.5% per annum, from BioCogent, Ltd., ("BioCogent"), an entity controlled by the Company's President and Chief Executive Officer. These loans were due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale by the Company of its securities for gross proceeds of at least $250,000. These loans were paid in full as of June 30, 2006.

NOTE H - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

On July 15, 2005, the Company entered into a consulting agreement with Timpix International Limited ("Timpix") for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company. The consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, the Company is obligated to pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by us, the monthly consulting fee shall be reduced accordingly. We have negotiated an agreement in principle to restructure the Consulting Agreement, whereby, fees owed to Timpix from July 2005 through December 2005 will be waived, and salaries for each of the three consultants will be reduced starting January 1, 2006.

Litigation

On or about November 24, 2004, Oceanic Consulting, S.A. filed a complaint against the Company in the Superior Court of the State of New York. The Complaint alleges a breach of contract. The Company and the Plaintiff settled the dispute and the Company recorded the settlement amount as of June 30, 2006.

On or about January 10, 2005, Stern & Co. filed a complaint against the Company in the United States District Court for the Southern District of New York. The Complaint alleges a breach of contract. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute and the Company have recorded the settlement amount as of June 30, 2006.

On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us for $13,000 in the Superior Court of New Jersey, Middlesex County. The Company settled this matter in May 2006.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

On or about January 12, 2006, James Paul Brown, a former consultant to the Company filed a complaint against the Company in the Superior Court of the State of California. The Complaint alleges a breach of contract. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute and the Company have recorded the settlement amount as of June 30, 2006.

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

Registration of Company's Shares of Common Stock

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Notes C and F). In connection with the $ 1,465,000 and $ 7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively, , the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005 (see Note C). Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. During the nine months ended June 30, 2006, the Company has paid and charged to operations penalties of $773,958 in the form of unregistered shares of its common stock to the former note holders, and has accrued and charged to operations an additional $1,547,910 representing unpaid penalties as of June 30, 2006

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

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

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results

NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The accompanying financial statements for the three and nine months ended June 30, 2005 has been restated to present the effects of revaluing the Company's warrants.

Accordingly, the Company restated the financial statements as of and for the three and nine months ended June 30, 2005 by disclosing the effect of these errors in this Form 10-QSB.

For both the three and nine months  ended June 30, 2005  Condensed  Consolidated
Income   Statement   restatement  is  to:
- Increase Selling, General and Administrative for compensation expense by $54,951.
- Reflect a net loss on the revaluation of warrants of $6,648,237 as a result of reclassifying warrants from equity to a liability for the nine months ended June 30, 2005 as well as the period September 16, 2002 through June 30, 2005. A net gain on the adjustment to fair value of the warrants of $5,679,175 for the three months ended June 30, 2005.
- Net loss increased by $6,648,237 for the nine months ended June 30, 2005 as a result of the combination of factors described above. Net loss for the three months ended June 30, 2005 was reduced by $5,624,224 to a Net Income of $2,851,151.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Income Statement as of June 30, 2005.

                              For the Three Months Ended June 30,     For the Nine Months Ended June 30,
                                              2005                                   2005
                                  (As Restated)     (As Reported)       (As Restated)       (As Reported)
Operating Expenses:
Selling    general   and
administrative                $        2,714,678         2,659,727   $      22,191,558  $       22,236,607
Research and development                  88,870            88,870             345,958             345,958
Depreciation         and
amortization                               3,160             3,160              15,187              15,187
                                 ----------------   ---------------     ---------------    ----------------

Total Operating Expenses               2,806,708         2,751,757          22,552,703          22,597,752
                                 ----------------   ---------------     ---------------    ----------------
Operating Loss                       (2,806,708)       (2,751,757)        (22,552,703)        (22,597,752)
Net    gain/(loss)    on
revaluation  of  warrant
liability                              5,679,175                 -          16,454,929                   -
Other income (expense)                       241               241               3,415               3,415
Interest          income
(expense)                               (21,557)          (21,557)        (32,373,143)         (9,224,929)
                                 ----------------   ---------------     ---------------    ----------------

Net Income (Loss)             $        2,851,151       (2,773,073)   $    (38,467,503)  $     (31,819,266)
                                 ================   ===============     ===============    ================
Net  income  (loss)  per
common share-basic            $             0.04            (0.04)   $          (0.79)  $           (0.65)
                                 ================   ===============     ===============    ================
Weighted  average shares
outstanding-basic                     66,308,115        66,298,115          48,810,559          48,806,398
Net   income  per  common
share-fully diluted           $             0.03
                                            ====
Weighted  average  shares
outstanding-fully diluted            109,223,832

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

The result of the Cash Flow restatement is to:
- Increase loss for the nine months June 30, 2005 by $6,648,237 as described above
- Reflect the $9,802,137 warrant valuation and the $100,000 compensation expense revision within operating activities
- Reflect $849,460 in common stock, subscription and Additional Paid in Capital revisions - see the summarized Other Operating Activities items within operating activities below
- Net cash flow from operating activities decreased by $749,640 primarily as a result of equity revisions involving stock subscriptions as described in the above balance sheet restatement
- Net cash flow from financing activities increased by $749,640 as a result of the combination of factors described above. See preceding comment.

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the nine month period ended June 30, 2005.

Consistent with the original summary presentation, following is a reconciliation of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the periods ended June 30, 2005. See the full Condensed Consolidated Statement of Cash Flows for the periods ended June 30, 2005 for additional details.

                                   For the Nine Months Ended June 30, 2005
                                        (As Restated)       (As Reported)
                                        -------------       -------------
Cash   Flows   from   operating
activities:

Net   loss    from    operating
activities                         $      (38,467,503)   $    (31,819,266)
Summary   of   adjustments   to
reconcile  net loss to net cash
(used in) operating activities:

Change   in   fair   value   of
warrant liabilities                          6,693,285                   -

Other  operating  activities  -
see  Cash  Flow  statement  for
full details                                23,820,739          20,920,732
                                       ----------------     ---------------
Net cash  (used  in)  operating
activities                                 (7,953,479)        (10,898,534)
                                       ----------------     ---------------

Cash   flows   from   investing
activities:
- see Cash Flow  statement  for
full details
Net cash  (used  in)  investing
activities                                    (37,638)            (37,638)
                                       ----------------     ---------------

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)


                                      For the Nine Months Ended June 30, 2005
                                         (As Restated)          (As Reported)
                                      -----------------------------------------
Cash   flows    from    financing
activities:
- see  Cash  Flow  statement  for
full details
Proceeds from loans  and exercise
of options                                       9,181,750           12,126,805
                                          -----------------     ----------------
Net cash  provided  by  financing
activities
Increase  (decrease)  in cash and
cash
equivalents                                      1,190,633            1,190,633
Cash   and   cash    equivalents,
beginning of year                                    1,832                1,832
                                          -----------------     ----------------
Cash  and cash  equivalents,  end
of year                               $          1,192,465   $        1,192,465
                                          =================     ================

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

                               PLAN OF OPERATIONS


Sales and Marketing


We expect any of our future revenues will come from three sources:

         o    direct sales to manufacturers, distributors, and/or retailers;

         o    sales through our OEM relationships; and

         o    authentication (laboratory) services.

         We employ a multi-tier sales and marketing strategy involving our marketing and sales staff working together with high-level contacts in target industries and our OEM base. We are attempting to develop strategic alliances and marketing partners by setting up alliances with Biowell's technology partners, granting licenses to existing anti-counterfeit suppliers and partnering with industry leaders for intellectual property development.

         We believe that no technology exists today to enable someone on the street to ascertain, at the point of purchase, whether an expensive product, or a child's foodstuff, or pharmaceutical product is genuine, worth the money being paid and safe to use or ingest. No brand owner is able to rapidly determine whether a product is real of fake. Many multi-billion dollar brands have no technology to protect against counterfeiting, to detect its occurrence and to interdict or prosecute the counterfeiter. No company has the capability to determine with forensic certainty that it is subject to attack. Such companies remain seriously exposed to product liability, loss of consumer confidence and loss of revenues. Governments have no rapid detection system to determine at the point of entry, inspection or seizure whether products are real or fake. A major thrust of our marketing efforts is to work with consumer groups, media, corporate officers, government agencies, customs officials, insurers and others to bring home the message that, in a world of criminality and terrorism, being able to assure authenticity to customers and constituents is very valuable.

Business Strategy and Approach

         We plan to establish integrated business operations addressing and servicing the needs of the global security marketplace on the part of corporations and governments for anti-counterfeiting, fraud prevention, product authentication, brand protection, supply chain management and protection.

Intellectual Property Development, Product Operations & Partnerships

         We have proprietary DNA security technology, and develop security solutions that protect brands, intellectual property and products from counterfeiting, fraud, piracy and product diversion using botanical DNA as an encrypted/code molecule that can be embedded in inks, paper, substrates, liquids, textiles, thread, plastics, holograms and microchips.

         We produce security solutions customized to our customer's needs. We market and sell DNA anti-counterfeit and fraud prevention solutions that integrate into, and layer with, existing security solutions. These DNA security features can be integrated at the original equipment manufacturer level with ink, paper, liquids, thread and hologram producers, who in turn sell/supply finished security products such as primary and secondary product packaging for pharmaceuticals, beauty products, textiles, currency, passports, and ID cards. We have strict protocols for specifying, integrating, testing, shipping and confirming the presence of DNA in any given product. We also plan to develop new product lines that will address specific new challenges in the security marketplace, and bring these advances to target industries, customers and countries.

         Additionally, we plan to identify strategic partnerships and co-marketing ventures, and licensees to work with us to develop, market and sell our biotechnological security products. This may include sub-licensing the technology to key partners in specific sectors with an established base of customers. These partners will be able to enhance their product lines and client services by adding our technology to the existing security matrix in their products, providing an enhanced solution to deter fraud and counterfeiting.

Management Strategy

         We anticipate a period of rapid change as we begin commercialization of the products now available subsequent to: (a) the signing of our licenses with Biowell; (b) the establishment of our prototyping labs at the State University of New York at Stony Brook ("Stony Brook University"), and (c) the availability of products that have recently been commercialized in Asia by Biowell.

         We have organized our resources to manage our commercialization effectively, optimizing the delivery of new prototypes for customers, and managing outsourcing especially through our OEMs. Our Chief Executive Officer is responsible for strategic direction, coordinating with our overseas technology partner Biowell, scientific development, operations and corporate governance, business development and sales, including the development of business relationships with target corporations, United States and foreign government agencies, and original equipment manufacturers, or OEMs, and creating revenue-generating agreements. Our Controller and acting Chief Financial Officer is responsible for our overall financial management, financial reporting, corporate administration and investor relations. Our marketing department develops strategic awareness of our technologies across target industry sectors, their associated media and lobbying companies and liaises with regulatory bodies such as the EPA and FDA and industry Associations such as CTFA and PHARMA. Our Chairman oversees the operations of Biowell, including the development of all Asian territorial sales that are subject to royalty payments due to Applied DNA Sciences, Inc. Both our Chairman and our Strategic Technology Development Officer manage the development of core DNA sciences for current and future applications. Our Strategic Technology Development Officer is principally engaged in the productization of DNA markers for specific industry applications, and interfacing with corresponding scientists from our principal OEM partners, such as our vendors for petroleum markers, chemical markers, markers for precious stones, DNA-encrypted inks, and DNA markers for the pharmaceutical industry.

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

         o    Social Security cards

         o    Student visas

         o    Military ID's

         o    Other important identity cards and official documents

         We intend to work in collaboration with Biowell and other security organizations in order to continue to market and sell new product lines derived from, but not limited to, DNA technology. Improving prototyping and detection capabilities is an ongoing commitment and is currently underway in the Biowell labs and will continue in the U.S. at our new facilities established at the Long Island High Technology Incubator (LIHTI) at Stony Brook University. We are also examining opportunities to collaborate with universities to develop a new line of detection technologies that will provide faster and more convenient ways to authenticate DNA. We are continuously attempting to incorporate our DNA markers with different products for new applications. We believe that we will obtain commercial revenues for these efforts within 12-24 months, although no assurances can be given that we will ever generate such revenues. Our prototyping laboratory is being developed to allow us to customize "off-the-shelf" products for any new customers on a case-by-case basis. These new products are typically newly configured labels, inks or packing elements. We have identified several options for remote detection and faster detection methodologies.

         We plan to consult with our clients on a total security service offering, that is, how to protect their brands, intellectual property, products and physical access and how to reduce product liability exposure and product recall liabilities. We plan to offer worldwide DNA analysis services supporting the authentication of products and the detection, interdiction, deterrence and prosecution of counterfeiters and related crimes, through our subcontractors, sublicensees and security industry collaborative partners.

International Sublicense Operations

         Developing Technology - We have an in-depth understanding of DNA microchip design and applications. We plan to jointly develop DNA-holograms and DNA-threads, DNA-inks, DNA-dyes and DNA-security labels with leading original equipment manufacturers in these specialist fields.


         We plan to use our existing relationships and develop new ones to introduce our anti-counterfeiting technology to generate business. Each industry has unique requirements and needs for their anti-counterfeit solutions, and we believe our DNA technology will provide maximum security technologies. For example, our smart packaging solutions involving DNA security markers in ink, paper and holograms has widespread application in packaging for pharmaceuticals, cosmetics, automotive products, passports, ID's and currency. Our proprietary technology offers immediate and affordable detection and security for brands and products.

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

         o    Warrant liability

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

Warrant Liability

         In connection with the placement of certain debt instruments during the fiscal quarter ended June 30, 2005, as described above, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders' equity.

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

Revenues

         From our inception on September 16, 2002, we did not generate material revenues from operations. We have, however, generated $18,900 in sales of our products for the three months ended June 30, 2006. Our cost of sales for the same period was $15,639 netting us a gross profit of $3,261. We believe we will not generate material revenues from operations in the current fiscal year as we transition from a development stage enterprise to an active growth stage company, although no assurances can be given that we will generate any additional revenues from operations.

Costs and Expenses

Selling, General and Administrative

         Selling, general and administrative expenses for the for the three month period ended June 30, 2006 compared to same period in 2005 decreased $1.524 million or 56% to $1.191 million from $2.715 million. For the nine month period ended June 30, 2006, selling, general and administrative expenses decreased $17.237 million or 78% to $4.955 million from $22.192 million in the prior period. These decreases are due to non-recurring financing and related costs incurred in the prior year periods.

Research and Development

         Research and development expenses for the three month period ended June 30, 2006 decreased $0.089 million or 100% to zero from $0.089 million for the same period in 2005. For the nine month period ended June 30, 2006, research and development expenses deceased $0.271 million or 78.5% to $0.075 million from $0.346 million for the same period in 2005. Costs in the prior year periods were primarily due to startup of collaboration with The Center for Biotechnology at Stony Brook University.

Depreciation and Amortization

         In the three month period ended June 30, 2006, depreciation and amortization increased $0.334 million from $3,160 during the same period in 2005 to $336,824. For the nine month period ended June 30, 2006, depreciation and amortization increased $0.997 million to $1.021 million. In the year ended September

30, 2005, we capitalized $9.431 million related to an intellectual property asset acquisition. As a result, we recorded amortization expense totaling $1,010,454 for the nine month period ended June 30, 2006 compared to no intangible asset amortization in the nine months ended June 30, 2005. We estimate a seven year useful life that commenced during the fourth fiscal quarter of 2005.

Total Operating Expenses

         Total operating expenses during the three and nine month period ended June 30, 2006 decreased to $1.449 million from $2.807 million and $5.969 million from $22.553 million, respectively, as a result of the combination of factors listed above.

Other income/loss

         Gain on revaluation of warrant and debt derivative liability the three month period ended June 30, 2006 deceased $3.342 million to $2.337 million form $5.679 million for the same period last year. For the nine month period ended June 30, 2006, the gain on revaluation of warrant and debt derivative liability increased $2.152 million to $18.607 million from $16.455 million the same period last year.

Interest Expenses

         Interest expense for the three month period ended June 30, 2006 increased $0.805 million to $0.826 million from $0.021 million for the same period in 2005. For the nine month period ended June 30, 2006; interest decreased $23.256 million to $9.118 million from $32.373 million in same period 2005. The increase in three month period ended June 30, 2006 is a result of additional financing costs incurred in the current period. The decease in the current nine month period ended June 30, 2006 is a result of a net reduction in financing costs incurred the prior period in 2005 as compared to the current period.

Net Income (loss)

         Net income for the three month period month period ended June 30, 2006 decreased $2.857 million from $2.851 million for the same period last year to a net loss of $0.006 million. For the nine month period ended June 30, 2006, net income increased $41.926 million from a loss of $38.468 million in same period last year to net income of $3.458 million. These changes are a result of the combination of factors described above.

Liquidity and Capital Resources

         Our liquidity needs originate from working capital requirements, indebtedness payments and research and development expenditure funding. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.

         In fiscal 2005, we completed two private placements of convertible debt and associated warrants. In December, 2004 we issued and sold $1.465 million in aggregate principal amount of promissory notes, convertible at $0.50 per share, and associated warrants to purchase up to 2,930,000 shares of our common stock, exercisable at $0.75 per share for three years from their date of issuance, to 13 investors (the "December 2004 Placement"). Each promissory note was automatically convertible into shares of our common stock at a price of $0.50 per share upon the closing of a subsequent private placement by us for at least $1 million. In January and February of 2005, we issued and sold $7.371 million in aggregate principal amount of 10% Secured Convertible Promissory Notes, convertible at $0.50 per share, and associated warrants to purchase up to 14,742,000 shares of our common stock, exercisable at $0.75 per share until five years from their date of issuance, to 61 investors (the "January and February 2005 Placement"). Upon the closing of the January and February 2005 Offering, the notes issued in the December 2005 Placement automatically converted into an aggregate of 2,930,000 shares of our common stock, and upon the filing of a registration statement on February 15, 2005, the notes issued in the January and February 2005 Placement automatically converted into an aggregate of 14,742,000 shares of our common stock. Additional private placements in fiscal 2005 raised $243,000. We also received proceeds of $60,000 from the exercise of a warrant to purchase 100,000 shares of our common stock in fiscal 2005. The $9.135 million in gross proceeds from these private placements and warrant exercises were used to fund commissions, fees and expenses associated with the placements, consultants and public reporting costs, salaries and wages, royalties, research and development, facility costs as well as general working capital needs. Since the conversion price of the notes issued in the December 2005 Placement and the January and February 2005 Placement was less than the market price of our common stock at the time these notes were issued, we recognized a charge relating to the beneficial conversion feature of these notes during the quarter in which they are issued.

         In the nine month period ended June 30, 2006, we completed three additional private placements of convertible debt and associated warrants. On November 3, 2005, we issued and sold a promissory note in the principal amount of $550,000 to Allied International Fund, Inc. ("Allied"). Allied in turn financed a portion of the making of this loan by borrowing $450,000 from certain persons, including $100,000 from James A. Hayward, a director and our Chief Executive Officer. The terms of the promissory note provided that we issue upon the funding of the note warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.50 per share to certain persons designated by Allied.

         On November 9, 2005, we issued nine warrants to Allied and eight other persons to purchase an aggregate of 5,500,000 shares of our common stock at an exercise price of $0.50 per share. These warrants included a warrant to purchase 1,100,000 shares that was issued to James A. Hayward, a director and our Chief Executive Officer. We paid $55,000 in cash to VC Arjent, Ltd. for its services as the placement agent with respect to this placement. All principal and accrued but unpaid interest under the promissory note was paid in full shortly after the closing of and from the proceeds of a private placement we completed on March 8, 2006.

         On March 8, 2006, we issued and sold an aggregate of 30 units consisting of (i) a $50,000 principal amount secured convertible promissory note bearing interest at 10% per annum and convertible at $0.50 per share, and (ii) a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share, for aggregate gross proceeds of $1.5 million. The units were sold pursuant to subscription agreements by and between each of the purchasers and Applied DNA Operations Management, Inc., a Nevada corporation and our wholly owned subsidiary (our "Subsidiary"). The $2.050 million in gross proceeds from these first two offerings were held by our Subsidiary for our benefit and used to fund commissions, fees and expenses associated with the placements, to repay the outstanding promissory note described above plus accrued interest thereunder, to fund financing fees, consultants and public reporting costs, salaries and wages, research and development, facility costs as well as and general working capital needs.

         On March 24, 2006, we commenced an offering (the "Offshore Offering") of up to 140 units, at a price of $50,000 per unit, for a maximum offering of $7 million for sale to "accredited investors" who are not "U.S. persons." The units being sold as part of the Offshore Offering consist of (i) a $50,000 principal amount secured convertible promissory note, and (ii) a warrant to purchase 100,000 shares of our common stock at a price of $0.50 per share. On May 2, 2006, we closed on the first tranche of the Offshore Offering in which we sold 20 units for aggregate gross proceeds of $1,000,000. We paid Arjent Limited $375,000 in commissions, fees and expenses from these gross proceeds. On June 15, 2006, we completed the second tranche of the Offshore Offering in which we sold 59 units for aggregate gross proceeds of $2,950,000. We paid Arjent Limited $442,500 in commissions, fees and expenses from these gross proceeds. We issued 2,400,000 shares of our common stock to Arjent Limited at price of $0.001 per share in May, 2006 in connection with the Offshore Offering.

         On March 29, 2006 and April 13, 2006, we borrowed $200,000 in the aggregate, at a rate of 7.5% per annum, from BioCogent, Ltd., a New York corporation ("BioCogent") whose President and Chief Executive Officer and sole stockholder is James A. Hayward, one of our directors and our Chief Executive Officer. These loans are due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale of our securities for gross proceeds of at least $250,000. The proceeds from the loans were used for general corporate purposes. The note issued on March 29, 2006 was repaid with interest in May, 2006. The note issued on April 13, 2006 was repaid with interest in June, 2006.

         Substantially all of the real property used in our business is leased under operating lease agreements.

         As of June 30, 2006, we had a working capital deficit of $2,982,927. For the nine months ended June 30, 2006, we generated a net cash flow deficit from operating activities of $2,306,666 consisting primarily of year to date income of $3.458 million net with a non cash gain on repricing of warrants and debt derivatives of $10.119 million.. Non cash equity adjustments totaling a net $1,611,008 included $606,850 in expensed warrants issued in connection with the November, 2005 financing, $710,200 in net stock issued for consulting services, $773,958 in penalty stock issued pursuant to the registration rights agreement from the private placement in January and February, 2005, and $480,000 in cancelled shares for services previously rendered. Finally, non cash depreciation and amortization including amortization of capitalized financing costs totaled $1,268,437 while net assets and liabilities decreased by $1.606 million. Cash used in investing activities totaled $35,851 primarily for increased furniture and equipment acquired. Cash provided by financing activities for the nine months ended June 30, 2006 resulted from the financing discussed above of $4.243 million.

         As of June 30, 2006, we had $3,306,371 in outstanding notes payable. Please see Note C in our unaudited financial statements for the terms of such notes payable. We expect capital expenditures to total less than $200,000 during the 2006 fiscal year. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

         We have raised capital to meet our working capital needs in the past, and will likely require additional financing within the next 9 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 9 months or longer. We presently do not have any available credit, bank financing or other readily available external sources of liquidity. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, a downturn in the U.S. or global stock and debt markets and other reasons could make it more difficult to obtain financing through the issuance of equity securities or borrowing. Further, if we issue additional equity or convertible debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

         Our registered independent certified public accountants have stated in their report dated October 21, 2005, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

         In connection with the January and February 2005 Placement, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by February 15, 2005, or if we did not have the registration statement declared effective on or before June 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $257,985, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. Thus far we have decided to pay the liquidated damages in common stock, although any future payments of liquidated damages may, at our option, be made in cash. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our
common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,807,375 shares of common stock in liquidated damages from August, 2005 to January, 2006. The issuance of shares upon payment of liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.. Liquidated damages in the form of common stock were paid for the period from June 15, 2005 to December 15, 2005. We believe that we have no enforceable obligation to pay further liquidated damages since the shares we agreed to register for resale are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, and such continuing liquidated damages are grossly inconsistent with actual damages to the purchasers of the notes and warrants. However, we are seeking to confirm this position by obtaining the waiver and release of the holders of these securities of further liquidated damages. If these persons do not waive and release and successfully bring a claim against us with respect to such liquidated damages, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business. As of June 30, 2006 we have accrued $1,547,910 in penalties representing the further liquidated damages associated with our failure to file the registration statement by the deadline and have included this amount in accounts payable and accrued expenses.

Matters Voluntarily Reported to the SEC and Securities Act Violations

         During the months of March, May, July and August 2005, we issued a total of 8,550,000 shares of our common stock to certain employees and consultants pursuant to the 2005 Incentive Stock Plan. We engaged our outside counsel to conduct an investigation of the circumstances surrounding the issuance of these shares. On April 26, 2006, we voluntarily reported the findings from this investigation to the SEC, and agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of our board of directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. The Company's investigation is continuing. The members of the Company's management who effectuated the stock issuances that are being examined in the investigation no longer work for the Company. The Company believes it may incur significant costs and expenses in connection with this investigation. Further, these shares were not registered under the Securities Act of 1933, or the securities laws of any state, and we believe that certain of these shares may have been sold on the open market, though we have been unable to determine the magnitude of such sales. In addition, if violations of securities laws occurred in connection with the resale of certain of these shares, the employees and consultants or persons who purchased shares from them may have rights to have their purchase rescinded or other claims against us for violation of securities laws, which could harm our business, results of operations, and financial condition.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

Product Research and Development

         As a result of the recent financings, we anticipate expending $200,000 of available cash towards research and development activities during the next twelve (12) months.

Acquisition of Plant and Equipment and Other Assets

         We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do anticipate spending approximately $100,000 of available cash on the acquisition of leasehold improvements during the next 12 months.

Number of Employees

         From our inception through the period ended June 30, 2006, we have mainly relied on the services of outside consultants for services. We currently have five employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Going Concern

         The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance of as a going concern. Our cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products.

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

RISKS RELATING TO OUR BUSINESS

We have a Short Operating History, a Relatively New Business Model, and Have Not Produced Significant Revenues. This Makes it Difficult to Evaluate Our Future Prospects and Increases the Risk That We Will Not Be Successful.

         We have a short operating history with our current business model, which involves the marketing, sale and distribution of embedded-DNA security products based on technologies that we acquired in July 12, 2005 from, and that are manufactured for us by, Biowell Technology, Inc. We first derived revenue from this model in the second calendar quarter of 2006, which was insignificant. Prior to the July 12, 2005 acquisition, our operations consisted principally of providing marketing and business development services to Biowell Technology, Inc. As a result, we have very limited operating history for you to evaluate in assessing our future prospects. We are in the process of transitioning from a developmental stage to a early-stage growth enterprise. Our operations since inception have not produced significant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. If we create revenues in the future, prior to our introduction of any new products, we will derive all such revenues from the sale of embedded-DNA security products, which is an immature industry. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We Have a History Of Losses Which May Continue, and Which May Harm Our Ability to Obtain Financing and Continue Our Operations.

         We generated a net income of $3,458,485 for the nine-month period ended June 30, 2006, $64,824,755 loss for the fiscal year ended September 30, 2005, and $19,358,259 loss for the fiscal year ended September 30, 2004. These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies and began marketing activities, and our interest, warrant and derivative expenses relating to notes and warrants we issued to obtain financing. Our operations are subject to the risks and competition inherent in a company moving from the development stage to a new growth enterprise. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products or any new products we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

If We Are Unable to Obtain  Additional  Funding Our Business  Operations Will be
Harmed  or  Discontinued,   and  If  We  Do  Obtain  Additional   Financing  Our
Shareholders May Suffer Substantial Dilution.

         We believe that our existing capital resources will enable us to fund our operations until approximately April, 2007. We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

         In their report dated October 21, 2005, our independent auditors stated that our financial statements for the year ended September 30, 2005 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our incurring net losses of $87,639,789 during the period from September 16, 2002 (date of inception) to September 30, 2005. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

If Our Existing Products are not Accepted by Potential Customers or We Fail to Introduce New Products, Our Business, Results of Operations and Financial Condition Will be Harmed.

There has been limited or no market acceptance of our embedded-DNA security products to date. Some of the factors that will affect whether we achieve market acceptance of our products include:

    o   availability, quality and price relative to competitive products;

    o   customers' opinions of the products' utility;

    o   ease of use;

    o   consistency with prior practices;

    o   scientists' opinions of the products' usefulness;

    o   citation of the product in published research; and

    o   general trends in anti-counterfeit and security products' research.

The expenses or losses associated with the continued lack of market acceptance of our products will harm our business, operating results and financial condition.

         Rapid technological changes and frequent new product introductions are typical for the markets we serve. Our future success may depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions may provide a significant competitive advantage because customers invest their time in selecting and learning to use new products, and are often reluctant to switch products. To the extent we fail to introduce new and innovative products, we may lose any market share we then have to our competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business. We may experience delays in the development and introduction of products. We may not keep pace with the rapid rate of change in anti-counterfeiting and security products' research, and any new products acquired or developed by us may not meet the requirements of the marketplace or achieve market acceptance.

We Need to Expand Our Sales, Marketing and Support Organizations and Our Distribution Arrangements to Increase Market Acceptance of Our Products.

         We currently have few sales, marketing, customer service and support personnel and will need to increase our staff to generate a greater volume of sales and to support any new customers or the expanding needs of existing customers. The employment market for sales, marketing, customer service and support personnel in our industry is very competitive, and we may not be able to hire the kind and number of sales, marketing, customer service and support personnel we are targeting. Our inability to hire qualified sales, marketing, customer service and support personnel may harm our business, operating results and financial condition. We do not currently have any arrangements with any distributors and we may not be able to enter into arrangements with qualified distributors on acceptable terms or at all. If we are not able to develop greater distribution capacity, we may not be able to generate sufficient revenue to support our operations.

A Manufacturer's Inability or Willingness to Produce Our Goods on Time and to Our Specifications Could Result in Lost Revenue and Net Losses.

         Though we manufacture our own prototypes and samples, we do not own or operate any manufacturing facilities and depend upon independent third parties for the manufacture of all of our products to our specifications. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our business by resulting in decreased revenues or net losses upon sales of products, if any sales could be made.

If We Need to Replace Manufacturers, Our Expenses Could Increase, Resulting in Smaller Profit Margins.

         We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if our existing manufacturers must be replaced, we will need to establish new relationships with another or multiple manufacturers. We cannot assure you that this additional third party manufacturing capacity will be available when required on terms that are acceptable to us or terms similar to those we have with our existing manufacturers, either from a production standpoint or a financial standpoint. We do not have long-term contracts with our manufacturers, and our manufacturers do not produce our products exclusively. Should we be forced to replace our manufacturers, we may experience an adverse financial impact, or an adverse operational impact, such as being forced to pay increased costs for such replacement manufacturing or delays upon distribution and delivery of our products to our customers, which could cause us to lose customers or lose revenues because of late shipments.

If a Manufacturer Fails to Use Acceptable Labor Practices, We Might Have Delays in Shipments or Face Joint Liability for Violations, Resulting in Decreased Revenue and Increased Expenses.

         While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over their ultimate actions. While our internal and vendor operating guidelines promote ethical business practices and our staff and buying agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by our independent manufacturers, or by one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations, such as the loss of potential revenue and incurring additional expenses.

Failure to License New Technologies Could Impair Sales of Our Existing Products or Any New Product Development We Undertake in the Future.

         To generate broad product lines, it is advantageous to sometimes license technologies from third parties rather than depend exclusively on the development efforts of our own employees. As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products. In addition, from time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to seek a license for these technologies from these third parties. There can be no assurance that we will be able to successfully identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain products or redesign our products, and we may lose a competitive advantage. Potential competitors could license technologies that we fail to license and potentially erode our market share for certain products. Intellectual property licenses would typically subject us to various commercialization, sublicensing, minimum payment, and other obligations. If we fail to comply with these requirements, we could lose important rights under a license. In addition, certain rights granted under the license could be lost for reasons beyond our control, and we may not receive significant indemnification from a licensor against third party claims of intellectual property infringement.

Our Failure To Manage Our Growth In Operations and Acquisitions of New Product Lines and New Businesses Could Harm our Business.

Any growth in our operations, if any, will place a significant strain on our current management resources. To manage such growth, we would need to improve our:

    o    operations and financial systems;

    o    procedures and controls; and

    o    training and management of our employees.

         Our future growth, if any, may be attributable to acquisitions of new product lines and new businesses. Future acquisitions, if successfully consummated, would likely create increased working capital requirements, which would likely precede by several months any material contribution of an acquisition to our net income. Our failure to manage growth or future acquisitions successfully could seriously harm our operating results. Also, acquisition costs could cause our quarterly operating results to vary significantly. Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

         Although we currently only have operations within the United States, if we were to acquire an international operation; we would face additional risks, including:

    o    difficulties  in  staffing,   managing  and  integrating  international
         operations due to language, cultural or other differences;

    o    different or conflicting regulatory or legal requirements;

    o    foreign currency fluctuations; and

    o    diversion of significant time and attention of our management.

If We Are Unable to Retain the Services of Messrs. Sheu, Hayward or Liang, We May Not Be Able to Continue Our Operations.

         Our success depends to a significant extent upon the continued service of Dr. Jun-Jei Sheu, the Chairman of our Board of Directors; Dr. James A. Hayward, our Chief Executive Officer; and Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer. We do not have employment agreements with Drs. Sheu, Hayward or Liang. Loss of the services of Drs. Sheu, Hayward or Liang could significantly harm our business, results of operations and financial condition. We do not maintain key-man insurance on the life of Drs. Sheu, Hayward or Liang.

Failure to Attract and Retain Qualified Scientific, Production and Managerial Personnel Could Harm Our Business.

         Recruiting and retaining qualified scientific and production personnel to manage and perform prototype, sample, and product manufacturing is critical to our success. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining a qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there is no assurance that we will be able to continue to successfully attract qualified personnel. In addition, our desired growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production, and marketing will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would adversely harm our business since our ability to conduct business development and manufacturing will be reduced or eliminated, resulting in lower revenues. We generally do not enter into employment agreements requiring our employees to continue in our employment for any period of time.

The DNA Security Technology Industry is Very Competitive, and We may be Unable to Continue to Compete Effectively in this Industry in the Future.

         We are engaged in a segment of the DNA security technology industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, also work with major pharmaceutical, chemical and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their products. Some of our competitors in the anti-counterfeiting and fraud protection space that we are aware of include: Authentix, InkSure, DNA Technologies, Inc., Art Guard International, Theft Protection Systems, Tracetag and November AG. Although it is difficult to determine the total size of the markets in which we operate and other market data because companies are secretive about what security methods they utilize and how much they spend on such measures, we have determined that approximate annual sales by some of our competitors have been as follows:


         InkSure - $1 million
         DNA Technologies, Inc. - $22.6 million
         November AG - $5.8 million

We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

    o    product performance, features and liability;

    o    price;

    o    timing of product introductions;

    o ability to develop, maintain and protect proprietary products and technologies;

    o    sales and distribution capabilities;

    o    technical support and service;

    o    brand loyalty;

    o    applications support; and

    o    breadth of product line.

If a competitor develops superior technology or cost-effective alternatives to our products, our business, financial condition and results of operations could be significantly harmed.

Our Intellectual Property Rights Are Valuable, and Any Inability to Protect Them Could Reduce the Value of Our Products, Services and Brand.

         Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. There is always the possibility that the scope of the protection gained from one of our issued patents will be insufficient or deemed invalid or unenforceable. We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

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

         If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all. Furthermore, a third party may claim that we are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. A court may decide that we are infringing the third party's patents and would order us to stop the activities covered by the patents. In addition, a court may order us to pay the other party damages for having violated the other party's patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

         Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our or our licensor's issued patents or pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors' patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

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

Litigation Generally Could Affect Our Financial Condition and Results of Operations.

         We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers. We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future. In the event that a claim is successfully brought against us, considering our lack of revenue and the losses our business has incurred for the period from our inception to June 30, 2006, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Our Failure to File a Registration Statement Could Affect Our Financial Condition and Results of Operations.

         In June 2005, we engaged Trilogy Capital Partners, Inc. ("Trilogy") and Joff Pollon ("Pollon") as consultants. In connection with that engagement we issued to Trilogy a warrant to purchase 7,500,000 shares of our common stock at a price of $0.55 per share and Joff Pollon ("Pollon") a warrant to purchase 1,500,000 shares of our common stock at a price of $0.55 per share. We also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") with respect to the shares underlying such warrants no later than the earlier to occur of: (i) 15 days following the effectiveness of the registration statement that we filed on February 15, 2005, or (ii) September 15, 2005. As of the date hereof we have not filed a registration statement with respect to the shares of our common stock underlying such warrants. In the event that a claim is successfully brought by the holders of such warrants against us with respect to this matter, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

We are Obligated to Pay Liquidated Damages As a Result of Our Failure to Have the Registration Statement We Filed on February 15, 2005 Declared Effective Prior to June 15, 2005, and any Payment of Liquidated Damages Will Either Result in Depletion of Our Working Capital or Issuance of Shares of Common Stock Which Would Cause Dilution to Our Existing Shareholders.

         Pursuant to the terms of our private placement that closed in January and February 2005, if we did not have a registration statement registering the shares underlying the convertible notes and warrants declared effective on or before June 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $257,985, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. Thus far we have decided to pay the liquidated damages in common stock, although any future payments of liquidated damages may, at our option, be made in cash. If we decide to pay such liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our
common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,807,375 shares of common stock in liquidated damages from August, 2005 to January, 2006. The issuance of shares upon payment of liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

         Liquidated damages in the form of common stock were paid for the period from June 15, 2005 to December 15, 2005. We believe that we have no enforceable obligation to pay further liquidated damages since the shares we agreed to register for resale are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, and such continuing liquidated damages are grossly inconsistent with actual damages to the purchasers of the notes and warrants. However, we are seeking to confirm this position by obtaining the waiver and release of the holders of these securities of further liquidated damages. If these persons do not waive and release and successfully bring a claim against us with respect to such liquidated damages, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business. As of June 30, 2006 we have accrued $1,547,910 in penalties representing the further liquidated damages associated with our failure to file the registration statement by the deadline and have included this amount in accounts payable and accrued expenses.

Matter Voluntarily Reported to the Securities and Exchange Commission

         During the months of March, May, July and August 2005, we issued a total of 8,550,000 shares of our common stock to certain employees and consultants pursuant to the 2005 Incentive Stock Plan. We engaged our outside counsel to conduct an investigation of the circumstances surrounding the issuance of these shares. On April 26, 2006, we voluntarily reported the findings from this investigation to the SEC, and agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief

Financial Officer/Chief Operating Officer without approval of our board of directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. The Company's investigation is continuing. The members of the Company's management who effectuated the stock issuances that are being examined in the investigation no longer work for the Company. The Company believes it may incur significant costs and expenses in connection with this investigation. Further, these shares were not registered under the Securities Act of 1933, or the securities laws of any state, and we believe that certain of these shares may have been sold on the open market, though we have been unable to determine the magnitude of such sales. In addition, if violations of securities laws occurred in connection with the resale of certain of these shares, the employees and consultants or persons who purchased shares from them may have rights to have their purchase rescinded or other claims against us for violation of securities laws, which could harm our business, results of operations, and financial condition.

There Are a Large Number of Shares Underlying Our Options and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock and Will Cause Immediate and Substantial Dilution to Our Existing Stockholders.

         As of June 30, 2006, we had 118,582,385 shares of common stock issued and outstanding and outstanding options and warrants to purchase in the aggregate approximately 57,129,464 shares of common stock. All of the shares issuable upon exercise of our options and warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

         Companies trading on The Over The Counter Bulletin Board ("OTC Bulletin Board"), such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001 and new management, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 - 2000 (except the quarterly reports for the first two quarters of 1999). We have been current in our reporting requirements for the last six years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

Changes in internal controls

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of June 30, 2006, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

As previously reported, on July 11, 2005, we determined there were errors in accounting for the valuation of equity consulting service transactions during the January through March 2005 time period. The valuation resulted in the overstatement of approximately $2.9 million in services provided. The errors were discovered in connection with a comment raised by the SEC in their review and comment on our registration statement on Form SB-2. The SEC requested that we provided additional disclosure regarding issuances of common stock to non-employees in exchange for services. Upon reviewing and updating our disclosure, we discovered our errors. During the quarter ended June 30, 2006, we implemented the following changes in our internal controls to resolve these weaknesses and deficiencies:

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

Paul Reep v. Applied DNA Sciences, Inc., Case No.: BC345702

         Plaintiff Paul Reep, a former employee, commenced this action against us in the Superior Court for the Sate of California for the County of Los Angeles on January 10, 2006. Paul Reep asserts eight causes of action for breach of contract, breach of an oral agreement, negligent misrepresentation, interference with prospective business advantages, defamation, fraud, accounting and constructive trust, unjust enrichment. The relief sought includes damages and attorneys' fees. We dispute all of the allegations of this complaint and intend to vigorously defend this mater. In this matter we have asked the court to make a judicial determination that an agreement, which we did not authorize and which is the basis of previously disclosed litigation against us by Paul Reep, our former employee, and a new action filed by our former employees as set forth in the subsequent paragraphs is invalid and unenforceable. The court has stayed all proceedings in this matter pending the resolution of the parallel federal case, Applied DNA Sciences Inc. v. Reep, et al., discussed below.

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

Barnett, et al. v. Applied DNA Sciences, et al., Case No.: BC 350904

         Plaintiffs John D. Barnett, Jr., Adrian Butash, Jaime A. Cardona, and Chanty Cheang, our former employees, filed suit against us, Applied DNA Operations Management, Inc., APDN (B.V.I.), Inc., Peter Brocklesby, James A. Hayward, and Jun-Jei Sheu in Los Angeles County Superior Court on April 17, 2006. The complaint alleges causes of action for breach of written contract, breach of oral contract, fraud, violations of the California Labor Code, and wrongful termination. We dispute all of the allegations of this complaint and intend to vigorously defend this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On May 2, 2006, we closed on the first tranche of the Offshore Offering in which we sold 20 units for aggregate gross proceeds of $1,000,000. On June 15, 2006, we completed the second tranche of the Offshore Offering in which we sold 59 units for aggregate gross proceeds of $2,950,000. The units being sold consist of (i) a $50,000 principal amount secured convertible promissory note and (ii) a warrant to purchase 100,000 shares of our common stock at a price of $0.50 per share. These issuances are considered exempt under Regulation S of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS

4.1 Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on May 5, 2006 and incorporated herein by reference.

4.9 Form of 10% Secured Convertible Promissory Note of Applied DNA Sciences, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on May 5, 2006 and incorporated herein by reference.

4.10 Form of Warrant Agreement of Applied DNA Sciences, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on May 5, 2006 and incorporated herein by reference.

10.4 Form of Registration Rights Agreement of Applied DNA Sciences, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on May 5, 2006 and incorporated herein by reference.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      APPLIED DNA SCIENCES, INC.

Date:  August 17, 2006               By: /s/  JAMES A. HAYWARD
                                     -------------------------------------------
                                     James A. Hayward
                                     Chief Executive Officer (Principal
                                     Executive Officer, Principal Financial
                                     Officer and Principal Accounting Officer)