Form 10QSB/A
period 2004-12-31
APPLIED DNA SCIENCES INC
filed 2006-10-10
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10QSB/A
                                 Amendment No. 2


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2004

                        Commissions file number 002-90519

                           APPLIED DNA SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                               59-2262718
        --------------------------------        --------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)

 25 Health Sciences Drive, Suite 113, Stony Brook, New York            11790
---------------------------------------------------------------    -------------
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

                                 Yes [X] No [_]

The number of shares of Common Stock, $0.50 par value, outstanding on February 8, 2005, was 47,280,993 shares.

Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [X]

                                EXPLANATORY NOTE

This Amendment No. 2 to Form 10-QSB/A ("Amendment No. 2") amends the amended Quarterly Report of Applied DNA Sciences, Inc. (the "Company") on Form 10-QSB/A for the quarter ended December 31, 2004, as filed with the Securities and Exchange Commission on February 15, 2005 (the "Original Filing"). This Amendment No. 2 is being filed for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of common stock, warrants and options for services and in exchange for previously incurred debt


We have not updated the information contained herein for events occurring subsequent to February 15, 2005, the filing date of the Original Filing.

                            APPLIED DNA SCIENCES, INC


                    Quarterly Report on Form 10-QSB/A for the
                    Quarterly Period Ending December 31, 2004

                                Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheet:
 December 31, 2004 (Unaudited)                                               3

 Condensed Consolidated Statements of Losses:
 Three Months Ended December 31, 2004 and 2003 (Unaudited) and
 the Period from September 16, 2002 (Date of Inception) Through
 December 31, 2004 (Unaudited)                                               4

 Condensed Consolidated Statement of Stockholder's Equity:
 For the Period from September 16, 2002 (Date of Inception)
 Through December 31, 2004 (Unaudited)                                       5

 Condensed Consolidated Statements of Cash Flows:
 Three Months Ended December 31, 2004 and 2003 (Unaudited) and
 the Period from September 16, 2002 (Date of Inception)
 Through December 31, 2004 (Unaudited)                                      14

 Notes to Unaudited Condensed Consolidated Financial Information:
 December 31, 2004                                                         16-30

 Item 2. Management Discussion and Analysis                                 31

 Item 3. Controls and Procedures                                            43

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         43

Item 3. Defaults Upon Senior Securities                                     44

Item 4. Submission of Matters to a Vote of Security Holders                 45

 Item 5. Other Information                                                  45

 Item 6. Exhibits                                                           45


Signatures                                                                  46

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                    RESTATED
                                   (Unaudited)

                                ASSETS
                                                                             December 31, 2004
                                                                            ------------------------
 Current assets:

 Cash and Equivalents                                                   $                    62,665
                                                                        ----------------------------
 Total Current Assets                                                                        62,665

 Property and Equipment - Net                                                                27,751
 Deposits                                                                                    47,585
 Patent Filing - Net                                                                         28,131
 Restricted Cash                                                                          1,065,318
                                                                        ----------------------------
 Total Assets                                                           $                 1,231,450
                                                                        ============================

          LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts Payable and Accrued Liabilities                               $                 2,973,686
 Accrued Liabilities Due Related Parties (Note C)                                           168,857
 Convertible Notes Payable (Note D)                                                       3,140,000
 Due to Related Parties (Note C)                                                             61,943
 Notes Payable-related parties (Note C)                                                   1,125,000
                                                                        ----------------------------
 Total Current Liabilities                                                                7,469,486

 Commitments and contingencies (Note F)

 Deficiency in Stockholders' Equity:
 Preferred Stock, par value $.0001 per share; 10,000,000 shares
authorized; 60,000 issued and outstanding                                                         6
 Common Stock, par value $.50 per share; 100,000,000 shares
authorized; 32,121,454 shares
 issued and outstanding                                                                  16,060,727
 Common Stock Subscription                                                                (755,000)
 Additional Paid-In-Capital                                                               8,218,548
 Deficit Accumulated During Development Stage                                          (29,762,317)
                                                                        ----------------------------
 Total Deficiency in Stockholders' Equity                                               (6,238,036)
                                                                        ----------------------------
 Total Liabilities and Deficiency in Stockholders' Equity               $                 1,231,450
                                                                        ============================

     See accompanying notes to unaudited consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                                    September 16, 2002,
                                            For The Three Months Ended December 31  (Date of Inception)
                                                                                          through
                                                    2004                2003         December 31, 2004
                                                  RESTATED                                RESTATED
Operating expenses:
Selling, general and administrative         $         5,375,068  $      7,407,750  $        26,435,140
Depreciation and amortization                             4,721               351                7,882
                                                         ------              ----                -----
Total operating expenses                              5,379,789         7,408,101           26,443,022
                                                     ----------        ----------           ----------
Loss from operations                                (5,379,789)       (7,408,101)         (26,443,022)

Other Income (expense)                                      315               685               26,700
Interest (expense)                                  (1,567,809)         (135,074)          (3,345,995)
Income (taxes) benefit                                       --                --                   --
                                                    -----------       -----------         ------------
Net loss                                    $       (6,947,283)  $    (7,542,490)  $      (29,762,317)
                                                   ============       ===========         ============

Loss per common share
(basic and assuming dilution)               $            (0.37)  $         (0.41)  $            (1.57)
                                                         ======            ======               ======


Weighted average shares outstanding                  18,972,160        18,503,162           18,972,160

See accompanying notes to unaudited condensed consolidated financial statements

                         APPLIED DNA SCIENCES, INC
                      (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004
                                RESTATED
                               (Unaudited)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital     Stock    Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share          -         -      100,000 $       10  $       990 $      -   $        -   $       -    $   1,000

Net Loss                            -         -         -           -           -           -            -       (11,612)  (11,612)
                              --------- --------- ---------- ----------- ----------- ---------- ------------ -----------  ---------

Balance at September 30, 2002       -   $     -      100,000 $       10  $       990 $      -   $        -   $   (11,612) $(10,612)
                              ========= ========= ========== =========== =========== ========== ============ ===========  =========
Issuance of common stock in
connection with merger with
Prohealth Medical Technologies,
 Inc on October 1, 2002             -         -   10,178,352       1,015        -           -            -           -       1,015

Cancellation of Common stock
in connection with merger with
Prohealth Medical
Technologies, Inc on October
21, 2002                            -         -     (100,000)        (10)     (1,000)       -            -           -      (1,010)

Issuance of common stock in
exchange for services in
October 2002 at $ 0.65 per
share                               -         -      602,000          60      39,070        -            -           -      39,130

Issuance of common stock in
exchange for subscription in
November and December 2002
at $ 0.065 per share                -         -      876,000          88      56,852        -        (56,940)        -         -

Cancellation of  common stock
in January 2003 previously
issued  in exchange for
consulting services                 -         -     (836,000)        (84)    (54,264)       -         54,340         -          (8)

Issuance of common stock in
exchange for licensing services
valued at $ 0.065 per share in
January 2003                        -         -    1,500,000         150      97,350        -            -           -      97,500

Issuance of common stock in
exchange for consulting
services valued at $ 0.13 per
share in January  2003              -         -      586,250          58      76,155        -            -           -      76,213

Issuance of common stock in
exchange for consulting
services at $ 0.065 per share
in February 2003                    -         -        9,000           1         584        -            -           -         585

Issuance of common stock to
Founders in exchange for
services valued at $0.0001  per
share in March 2003                 -         -   10,140,000       1,014        -           -            -           -       1,014

Issuance of  common stock in
exchange for consulting
services valued at $2.50 per
share in March 2003                 -         -       91,060          10     230,624        -            -           -     230,634

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004
                                RESTATED
                               (Unaudited)
                               (Continued)

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


See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004
                                RESTATED
                               (Unaudited)
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock canceled in July
2003, previously issued for
services rendered  at $2.50 per
share                               -         -      (24,000)         (2)    (59,998)       -            -           -      (60,000)

Common stock issued in
exchange for options exercised
at $1.00 in July 2003               -         -       20,000           2      19,998        -            -           -       20,000

Common stock issued in
exchange for exercised of
options previously subscribed at
$1.00 in July 2003                  -         -       10,000           1       9,999    (10,000)         -           -           -

Common stock issued in
exchange for consulting services
at approximately $2.38 per
share, August 2003                  -         -      172,500          17     410,915        -            -           -      410,932

Common stock issued in
exchange for options exercised
at $1.00 in August 2003             -         -       29,000           3      28,997        -            -           -       29,000

Common stock issued in
exchange for consulting services
at approximately $2.42 per
share, September 2003               -         -      395,260          40     952,957        -            -           -      952,997

Common stock issued in
exchange  for cash at $2.50 per
share-subscription
payable-September 2003              -         -       19,200          2       47,998    (48,000)         -           -           -

Common stock issued in
exchange for cash at $2.50 per
share pursuant to private
placement September 2003            -         -        6,400           1      15,999        -            -           -       16,000

Common stock issued in
exchange for options exercised
at $1.00 in  September 2003         -         -       95,000          10      94,991        -            -           -       95,001

Common stock subscription
receivable reclassification
adjustment                          -         -         -           -           -           -          2,600         -        2,600

Common Stock subscribed to
at $2.50 per share in September
2003                                -         -         -           -           -       300,000          -           -      300,000

Net Loss for the year
ended September 30, 2003            -         -         -           -           -           -            -   (3,445,164) (3,445,164)
                              --------- --------- ---------- ----------- ----------- ---------- ------------ -----------  ----------

Balance at September 30, 2003       -   $     -   17,811,082 $     1,781 $ 2,577,568 $  300,000 $        -   $(3,456,776) $(577,427)
                              ========= ========= ========== =========== =========== ========== ============ ===========  ==========


See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004
                                RESTATED
                               (Unaudited)
                               (Continued)

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


See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004
                                RESTATED
                               (Unaudited)
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004             -         -        5,000       2,500        (212)       -          -           -          2,288

Common stock issued pursuant
to subscription at  $0.50 per
share in September 2004             -         -       40,000      20,000        -           -          -           -         20,000

Preferred shares converted to
common stock for consulting
services at $0.41 per share in
September 2004                   (4,000)      (4)    100,000      50,000       4,000        -          -           -         53,996

Preferred shares issued in
exchange for service at $25 per
share in September 2004          60,000        6        -           -      1,499,994        -          -           -      1,500,000

Fair value of 2,841,000 warrants
issued to non-employees and
consultants for services rendered
at approximately $.71 per warrant
in September 2004                   -         -         -           -      2,019,862        -          -           -      2,019,862


Net Loss                            -         -         -           -           -           -          -   (19,358,258) (19,358,258)
                              --------- --------- ---------- ----------- ----------- ---------- --------  ------------  -----------
Balance at September 30, 2004    60,000 $      6  23,981,054 $11,990,527 $ 6,118,993 $      -   $ (1,000) $(22,815,034) $(4,706,508)
                              ========= ========= ========== =========== =========== ========== ========  ============  ===========

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004
                                RESTATED
                               (Unaudited)
                               (Continued)

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

Common stock issued in
exchange for consulting services
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

Common stock issued in
exchange for consulting services
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


See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2004
                                RESTATED
                               (Unaudited)
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Warrants exercised
at $0.60 per share
in November 2004                    -         -      60,000      30,000      6,000     (4,000)         -            -        32,000

Beneficial Conversion discount
relating to Notes Payable           -         -         -           -    1,465,000        -            -            -     1,465,000

Common stock issued at $0.016
per share in exchange for note
payable in December 2004            -         -   5,500,000   2,750,000 (2,661,500)       -            -            -        88,500

Fair value of 6,063,500 warrants
issued to non employees and
consultants for services rendered
at $.52 per warrant in
October and December 2004           -         -         -           -    3,169,052        -            -            -     3,169,052

Net Loss                            -         -         -           -           -         -            -     (6,947,283) (6,947,283)
                              --------- -------  ----------  ---------- ----------  ---------  -----------  -----------  ----------
Balance at December 31, 2004     60,000       6  32,121,454  16,060,727  8,218,548   (755,000)         -    (29,762,317) (6,238,036)
                              ========= ======== ==========  ========== ==========  =========  ===========  ===========  ==========

See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 For the Period
                                                                                                               September 16, 2002

                                                                                 For the Three Months Ended   (Date of Inception)
                                                                                 December 31,   December 31,  through December 31
                                                                                     2004           2003              2004
                                                                               -----------------------------------------------------
                                                                                   RESTATED                         RESTATED
Cash Flows (used in) operating activities:

Net loss                                                                         $ (6,947,283)    $(7,542,490)    $(29,762,317)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization                                                           4,721             351            7,882

Organizational expenses                                                                    --              --           88,500

Preferred shares issued in exchange for services                                           --              --        1,500,000

Fair value of  warrants issued to non-employees and consultants
in exchange for services                                                            3,169,052              --        5,188,914

Amortization of beneficial conversion feature                                       1,515,000         133,273        3,140,000

Common stock issued in exchange for  services                                       1,174,300       6,625,368       13,572,032

Common stock canceled--previously issued for services rendered                       (642,605)       (282,000)        (928,180)

Increase (decrease)  in assets and liabilities:

Restricted cash                                                                    (1,065,318)             --       (1,079,208)

Security Deposits                                                                     (24,026)        (23,559)         (47,585)

Due  related parties, net                                                               1,523                          154,219

Accounts payable and accrued liabilities                                            1,203,816         (61,589)       2,959,525
                                                                                 ------------     -----------     ------------
Net cash (used in) operating activities                                            (1,610,820)     (1,150,646)      (5,206,218)


Cash flows from investing activities:


Acquisition of property and equipment                                                      --         (29,507)         (29,507)

Payment of  patent filing fees                                                         (4,347)             --          (25,698)
                                                                                 ------------              --     ------------
Net cash (used in) investing activities                                                (4,347)        (29,507)         (55,205)


Cash flows from financing activities:

Proceeds from sale of common stock, net of cost                                            --         266,000          432,000

Proceeds from  subscription of common stock                                           250,000         104,000          375,000

Proceeds from exercise  of options and warrants                                        36,000          32,000          277,000

Repayment of related party advances, net                                                               34,004

Net advances from shareholders                                                             --                          100,088

Proceeds from loans                                                                 1,390,000       1,175,030        4,140,000
                                                                                 ------------     -----------     ------------
Net cash provided by financing activities                                           1,676,000       1,611,034        5,324,088
                                                                                 ------------     -----------     ------------
Increase (decrease) in cash and cash equivalents                                       60,833         430,881           62,665

Cash and cash equivalents, beginning of  period                                         1,832         193,471               --
                                                                                 ------------     -----------     ------------
Cash and cash equivalents, end of period                                         $     62,665     $   624,352     $     62,665
                                                                                 ============     ===========     ============

See accompanying notes to unaudited condensed consolidated financial statements

                                                                                                                 For the Period
                                                                                                               September 16, 2002

                                                                                 For the Three Months Ended   (Date of Inception)
                                                                                 December 31,   December 31,  through December 31
                                                                                     2004           2003              2004
                                                                               -----------------------------------------------------
                                                                                   RESTATED                         RESTATED
Supplemental Information:

Cash paid during the period for interest                                                   --              --               --

Cash paid during the year for taxes                                                        --              --               --


Non--cash disclosures:

Common stock issued for services                                                    1,174,300       6,625,368       13,573,032

Common stock issued in exchange for previously incurred debt                               --              --

Fair value of  warrants issued to non-employees and consultants
in exchange for services                                                            3,169,052              --        5,188,914

Amortization of beneficial conversion feature attributed to
convertible notes                                                                   1,465,000       1,375,000        3,140,000


Common stock canceled--previously issued for services rendered                      (642,605)        (282,000)        (928,180)

Preferred shares issued in exchange for services                                           --                        1,500,000


Acquisition:

Common stock retained                                                                                      --            1,015

Assets acquired                                                                                            --             (135)
                                                                                                                  ------------
Total consideration paid                                                                                   --              880
                                                                                                                  ============
Organization expenses-- note  issued in exchange of  shares retired                    88,500              --           88,500

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2004 financial statements.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2004, the Company has accumulated losses of $29,762,317.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At December 31, 2004 property and equipment consist of:

Furniture                       $    29,507
Accumulated  depreciation           (1,756)
                                    -------

Net                             $    27,751

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Advertising

The Company follows a policy of charging the costs of advertising to expense as incurred. For the three months ended December 31, 2004 and 2003, the Company incurred $4,490 and $0 respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company's intangible assets are subject to amortization..

At December 31, 2004, intangible assets consist of the following:

             Intangible assets                           $34,257
             Accumulated amortization                    (6,126)
                                                         -------
                                                         $28,131

Restricted Cash

Per the terms of the Promissory Note Payable agreement dated December 20, 2004, all proceeds received from note holders remain in escrow subject to (i) the filing of a Definitive Information Statement that increases the authorized common stock of the Company and reduces par value, and (ii) the closing of a Private Placement for $1,000,000 or more and in the event of such occurrence the Note will automatically without notice to the note holder, convert into common stock of the Company at any time at $0.50 per share for a period of three years and callable at $1.25 per share after the underlying stock is registered if said
stock trades at above $1.25 per share for 10 days - See Note   .

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note C):

                                                                                                   For the Period
                                                                                                    September 16,
                                                                                                    2002 (Date of
                                                         For The Three        For The Three          Inception)
                                                         Months ended          Months ended            through
                                                         December 31,          December 31,         December 31,
                                                             2004                  2003                 2004
                                                             ----                  ----                 ----
Net loss - as reported                               $     (6,947,283)   $     (7,542,490)   $     (29,762,317)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)                                 -                   -                    -

Deduct: Total stock based employee
compensation expense as reported under
fair value based method (SFAS No. 123)                               -                   -                    -
                                                     ===========================================================
Net loss - Pro Forma                                 $     (6,947,283)   $     (7,542,490)   $     (29,762,317)
                                                     ===========================================================

Net loss attributable to common
stockholders - Pro forma                             $     (6,947,283)   $     (7,542,490)   $     (29,762,317)
                                                     ===========================================================
per share - as reported                              $          (0.37)   $          (0.41)   $           (1.57)
                                                     ===========================================================
Basic (and assuming dilution) loss
per share - Pro forma                                $          (0.22)   $          (0.41)   $           (1.57)
                                                     ===========================================================

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on the Company's consolidated financial statements.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE B - MERGER

On October 21, 2002, the Company completed a Plan and Agreement of Reorganization ("Merger") with ProHealth Medical Technologies, Inc. ("ProHealth") an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of the net assets acquired was $880. From November 1988 until the date of the Merger, ProHealth was an inactive entity with no significant asset and liabilities.

Effective with the Merger, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's shareholders were exchanged for an aggregate of 10,178,352 shares of ProHealth common stock. The value of the stock that was issued was the historical cost of the the ProHealth's net tangible assets, which did not differ materially from their fair value. In accordance with SFAS No. 141, the Company is the acquiring entity.

Effective with the Merger, ProHealth changed its name to Applied DNA Sciences, Inc.

The total purchase price and carrying value of the net assets acquired of ProHealth was $1. The net assets acquired were as follows:

       Common stock retained by ProHealth shareholders:              $1,015
       Assets acquired:                                                (135)
                                                                     -------
       Total consideration:                                          $  880

In accordance with SOP 98-5, the Company expensed $880 as organization costs.

NOTE C - RELATED PARTY TRANSACTIONS

At December 31, 2004, notes payable are as follows:

                                                                                                    December 31,
                                                                                                        2004
                                                                                                     (Unaudited)
              Note payable,  unsecured,  related party,  payable from August 1, 2005, right to convert to restricted stock in lieu of cash, rate of interest 4%, 160,000 shares
              prior to October 31, 2005 or 180,000 shares after that date.                                 425,000

              Note Payable  to ex-president, in September, 2004; unsecured and non-interest
              bearing ;payable on demand                                                                   600,000

              Note payable, ex-officer of the Company; unsecured and non-interest bearing ;
              due $100,000 upon first funding. 20% rate of interest, or 100,000 shares at
              par value of $0.50                                                                           100,000
                                                                                                        ----------
                                                                                                         1,125,000
              Less; current portion                                                                      1,125,000
                                                                                                        ----------
              Note Payable - long-term                                                                  $      -0-
                                                                                                        ==========

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)


NOTE C - RELATED PARTY TRANSACTIONS (continued)

Included in current liabilities is $61,943 at December 31, 2004, which represents advances from the stockholders of the Company. No formal agreements or repayment terms exist. Additionally, the Company owed $168,857 at December 31, 2004 to stockholders and other related parties for unreimbursed expenses and advances. The amounts are included in accrued liabilities.

The Company leases office space under a sub lease agreement with an entity controlled by a significant former shareholder of the Company.

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

$ 1,675,000 Convertible Notes

Convertible notes payable ("Bridge Unit Offering") in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9 month anniversary date of the initial closing of the offering or the completion of any equity financing of $3,000,000 or more; the Company, at its sole discretion may prepay principal at any time without penalty. The Notes were initially convertible into shares of our common stock at a price of $2.50 per share.Subsequent to the date of the financial statements, the Bridge Unit Offering Notes unpaid principal and accrued and unpaid interest were converted to an aggregate of 4,988,051 shares of the Company's common shares at a price equal to approximately $. 33 per share (see Note H).

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 1,602,500 common shares of the Company's common stock at the price of $ .60 per share. These warrants were issued in October, 2003 and lapse if unexercised by October, 2008. A registration rights agreement was executed in December 2004 and consummated in February, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The Registration Rights Agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,675,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock, the debt discount attributed to the beneficial conversion feature of $ 1,675,000 was charged to interest expense in its entirety during the year ended September 30, 2004.

$ 1,465,000 Convertible Notes

Beginning in December, 2004, the Company sold a 10% convertible debenture in the aggregate amount of $ 1,465,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees ("Convertible Notes").

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

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 2,930,000 shares of the Company's common stock.

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 2,930,000 common shares of the Company's common stock at the price of $ .75 per share. These warrants were issued in February, 2005 and lapse if unexercised by February, 2010. A registration rights agreement was executed in December 2004 and consummated in February, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The Registration Rights Agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $51,275 per month, may be paid, at the Company's option, in cash or unregistered shares of the Company's common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,465,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the holders of Convertible Notes advised the Company they were converting to the Company's common stock in December 2004, the debt discount attributed to the beneficial conversion feature of $1,465,000 was charged to interest expense in its entirety during the three months ended December 31, 2004.

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

During the fiscal year ended September 30, 2003, the Company issued 2,369,130 shares of common stock, net of cancellation of 860,000 shares in exchange for consulting services. The Company valued the shares issued at $2,191,227, net of cancellation of $60,008, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In November 2003, the Company issued 876,000 shares of common stock in exchange for subscription at approximately $ 0.065 per share.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE E - CAPITAL STOCK (continued)

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

During the fiscal year ended September 30, 2003, the Company issued 154,000 shares of common stock in exchange for previously issued options to purchase the Company's common stock at $1.00 per share.

During the fiscal year ended September 30, 2003, the Company issued 74,400 shares of common stock in exchange for cash at approximately $0.89 per share.

In October 2003, the Company issued 15,000 shares of convertible preferred stock in exchange for services. The Company valued the shares issued at the $15 par value and recorded the value for services when the shares were converted into common shares as identified below.

During the fiscal year ended September 30, 2004, the Company issued 5,123,171 shares of common stock, net of cancellation of 155,000 shares, in exchange for consulting services. The Company valued the shares issued at $8,787,315, net of cancellation of $408,575, which represents the fair value of the services received which did not differ materially from the value of the stock issued

During the fiscal year ended September 30, 2004, the Company issued 340,500 shares of common stock for shares previously subscribed at approximately $2.04 per share.

In March 2004, the Company issued 55,000 of common stock for options exercised at $1.00 per share.

During the fiscal year ended September 30 2004, the Company converted 15,000 preferred shares into 375,000 shares of common stock at $1.47 per share in exchange for employee services valued at $549,750.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE E - CAPITAL STOCK (continued)

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

In October 2004, the Company issued 532,500 shares of common stock to existing noteholders in exchange for advisory services. . The Company valued the shares issued at approximately $0.50 per share and charged $266,250 to operations.

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

NOTE E - CAPITAL STOCK (continued)

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


NOTE F - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

                                             Warrants Outstanding                                             Exercisable
                                                   Remaining              Weighted           Weighted          Weighted
                             Number               Contractual              Average           Average            Average
         Exercise                                                         Exercise
         Prices            Outstanding           Life (Years)              Price           Exercisable      Exercise Price
     ================    ===============    =======================    ===============    ==============   =================
          $0.10                 105,464              4.54                  $0.10                335,000         $0.10
          $0.20                   5,000              3.85                  $0.20                  5,000         $0.20
          $0.50                  50,000              4.77                  $0.50                 50,000         $0.50
          $0.60               9,223,750              4.30                  $0.60              9,223,750         $0.60
          $0.70                 750,000              2.58                  $0.70                750,000         $0.70
          $1.00                 100,000              0.79                  $1.00                100,000         $1.00
                             10,234,214                                                      10,234,214
                         ===============                                                  ==============

Transactions involving warrants are summarized as follows:

                                                             Number of Shares         Weighted Average
                                                                                       Price Per Share
                    Outstanding at September 30, 2004            4,870,253          $             0.63
                    Granted                                      6,063,500                        0.68
                    Exercised                                      (60,000)                        060
                    Canceled or expired                           (639,539)                       0.29
                                                             -------------          ------------------
                    Outstanding at December 31, 2004            10,234,214          $             0.66
                                                             ==============        ===================

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

During the three months ended December 31, 2004, the Company granted 6,063,500 warrants to non-employees in exchange for services and financing expenses.

The estimated fair value of the compensatory warrants granted to the non-employeeswas determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate of 2.47 to 3.53%, a dividend yield of 0% and volatility of from 65.7% to 148.7%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services and financing expenses was $3,169,052 for the three months ended December 31, 2004.



NOTEG- COMMITMENTS AND CONTINGENCIES

Licensing Agreements

In October, 2002, the Company entered into an exclusive Licensing Agreement ("License") with Biowell Technology, Inc., a company formed under the laws of Taiwan, Republic of Taiwan. The initial term of the License expires in 2007, with renewal options under certain terms and conditions. The License grants the Company exclusive use of certain patented DNA technology along with the rights to future technology in exchange for an initial payment of 1,500,000 shares of the Company's restricted common stock (See Note E). The Company is obligated to order a minimum purchase orders or make future certain minimum annual royalty payments as follows:

                              Minimum purchase     Alternative Minimum Royalty
   Year ended October 8,           orders                    Payable
           2005                   360,000                      -
           2006                   432,000                      -
           2007                   518,000                      -

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)


NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements

On August 6, 2004 the Company retained Giuliani Partners, on a non-exclusive basis, to provide advice and assistance to the Company regarding issues associated with Applied DNA's proprietary DNA embedded security. The term of the engagement is one year from the effective date with automatic one year renewals unless either party expresses an intention not to renew within 60 days prior to the expiration of the Agreement

As compensation for GP's performance, the Company will pay GP an aggregate advisory fee of $2,000,000 payable in increments over the term and renewal term. Two payments of $500,000 each were made by the Company in September 2004 and January 2005. Thereafter, eight payments of $125,000 are due monthly over the period February through September 2005. Additionally, the Company will issue a net-exercisable warrant to purchase shares of common stock of the Company at a later date. Fees were placed in escrow during GP's completion of its due diligence review.

Franchising and Distribution Agreements

The Company has entered into a Distribution and Franchising Agreement ("Franchise Agreement") in July 2003. Under the terms of the Franchise Agreement, the franchisee is obligated to pay the Company $3,000,000 payable $25,000 upon execution of the Franchise Agreement and the balance payable over five (5) years with interest accruing at 8% per annum. Payments under the Franchise Agreement are subject to franchisee's net profits, as defined under the Franchise Agreement.

Note Payable Settlement

In October 2004, the Company defaulted on a note held by a former Company officer and director to the amount of $88,500 (See Note E) and in accordance with the default, the noteholder had the right to demand his outstanding note be converted back into 7,500,000 shares. The Company subsequently settled the matter for 5,500,000 shares with 3,500,000 shares retained in escrow for negotiations on behalf of another party for future compensation.

Litigation

Ex-officer was named as a defendant in a lawsuit brought by an outside party in the United States District Court for the Central District of California, and in that action, Applied DNA was named as a "nominal defendant". The plaintiff is alleging that the ex-officer violated the short swing rule. The Company believes it has meritorious defenses and will prevail in this matter.

Operating Lease Commitments

The Company leases office space under a operating lease in Los Angeles, California of its corporate use from an entity controlled by a significant former shareholder expiring in November 2006. The total lease rental expenses for the three months ended December 31, 2004 as $47,194.

Commitments for minimum rentals under the non-cancelable lease at September 30, 2004 were as follows:

Year ended September 30,
     2005                      $139,308
     2006                       143,977
     2007                        12,031
                               $295,316

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)


NOTE G- COMMITMENTS AND CONTINGENCIES (continued)

Employment and Consulting Agreements

The Company has employment agreements with the Company's officers and certain employees. These employment agreements provide for salaries and benefits including stock options and extend up to seven years. In addition to salary and benefit provisions, the agreements include defined commitments should the employer terminate the employee with or without cause.

The Company has a consulting agreement with an entity controlled by a former significant shareholder of the Company. The consulting agreement provides for compensation and certain benefits including stock options and extends up to seven years. In addition to compensation and benefit provisions, the agreements include defined commitments should the employer terminate the consultant with or without cause.

NOTE H - SUBSEQUENT EVENTS

In January 2005, the Company arranged a $5,970,000 private placement of 11,940,000 shares of common stock at $0.50 per share along with 11,940,000 attached warrants with an exercise price of $0.75 that expires in 5 years.

In January 2005, the Company entered into a stock purchase agreement with Biowell Technology Inc., a Taiwan corporation ("Biowell") whereby a to-be-formed wholly owned subsidiary of the Company would acquire a company to be formed which would own all of the intellectual property of Biowell in exchange for 36,000,000 shares of the Company's common stock to be issued to the shareholders of Biowell. The Acquisition Shares represent 50% of the total shares issued and outstanding on a fully diluted basis on the date of the execution of the Agreement.

In February 2005, the Company in a private placement sold an aggregate of $1,391,000 in secured convertible promissory notes and 2,782,000 warrants. The notes bear interest at 10% per annum, mature one year from the date of issuance and are convertible into shares of common stock of the Company at a price of $0.50 per share (i) at the holder's option; or (ii) automatically upon the Company's filing of a registration statement registering the shares underlying the notes and warrants.

During January and February, 2005, the Company issued to the holders of the $1,675,000 Convertible Notes an aggregate of 4,988,051 shares of its restricted common stock in exchange for debt (see Note D).

NOTE J - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The accompanying financial statements for the three months ended December 31, 2004 has been restated to correct dating errors with the issuance of common stock for consulting services and conversion of convertible debentures.

Accordingly, the Company has restated their financial statements as of and for the three months ended December 31, 2004 by disclosing the effect of these errors in this amended Form 10-QSB.

The result of the December 31, 2004 Condensed Consolidated Balance Sheet restatement is to:
- Properly reflect the conversion of convertible debentures based on stock issuance date.
- Properly reflect stock issuance for services rendered in the period of actual stock issuance.
-   Properly record warrants issued to non employees and consultants

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Balance Sheet as of December 31, 2004.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

                                                                          December 31, 2004
                                                                  (As Restated)       (As Reported)
   ASSETS                                                        $   1,231,450         $  1,231,450

   LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

    Total Current Liabilities                                        7,469,486            6,004,486

    Deficiency in Stockholders' Equity:
    Preferred Stock                                                          6                    6
    Common Stock                                                    16,060,727           20,424,120
    Common Stock Subscription                                         (755,000)            (880,000)
    Additional Paid-In-Capital                                       8,218,548           10,863,008
    Deficit Accumulated During Development Stage                   (29,762,317)         (35,180,170)
    Total Deficiency in Stockholders' Equity                        (6,238,036)          (4,773,036)
                                                                 -------------         ------------
    Total Liabilities and Deficiency in Stockholders'
   Equity                                                        $   1,231,450         $  1,231,450

For both the three months ended as well as the period September 16, 2002 through December 31. 2004, the result of the December 31, 2004 Condensed Consolidated
Income   Statement   restatement  is  to:
- Decrease Selling, General and Administrative for compensation expense by $5,417,853.

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Income Statement as of March 31, 2005.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)


                                                                                                 For the Period September 16, 2002
                                                              For the Three Months Ended       (Date of Inception) Through December
                                                                  December 31, 2004                          31, 2004
                                                             (As Restated)     (As Reported)      (As Restated)       (As Reported)

Operating Expenses:
Selling general and
administrative                                               $  5,375,068        10,792,921       $ 26,435,140        $ 31,852,994
Depreciation and
amortization                                                        4,721             4,721              7,882               7,882

Total Operating Expenses                                        5,379,789        10,797,642         26,443,022          31,860,876
Operating Loss                                                 (5,379,789)      (10,797,642)       (26,443,022)        (31,860,876)

Other income (expense)                                                315               315             26,700              26,700

Interest income
(expense)                                                      (1,567,809)       (1,567,809)        (3,345,995)         (3,345,995)

Net Income (Loss)                                            $ (6,947,283)      (12,365,136)      $(29,762,317)       $(35,180,171)
Gain (Loss) per common
share                                                        $      (0.37)            (0.45)      $      (1.57)       $      (1.28)
(basic and assuming
dilution)
Weighted average
shares outstanding                                             18,972,160        27,402,160         18,972,160          27,402,160

The result of the Condensed Consolidated Cash Flow restatement is to:
- Decrease loss for the three months December 31, 2004 by $5,417,853 within operating activities as a result of the correction in dating of stock issuance for services.

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the periods ended December 31, 2004.

Consistent with the original summary presentation, following is a reconciliation of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the periods ended December 31, 2004. See the full Condensed Consolidated Statement of Cash Flows for the periods ended December 31, 2004 for additional details.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)


                                                                                                 For the Period September 16, 2002
                                                         For the Three Months Ended December        (Date of Inception) Through
                                                                       31, 2004                          December 31, 2004
                                                             (As Restated)       (As Reported)    (As Restated)       (As Reported)
Cash Flows from operating
activities:

Net loss                                                     $ (6,947,283)     $(12,365,136)      $(29,762,317)       $(35,180,170)
Summary of adjustments to
reconcile net loss to net cash
(used in) operating activities:
Other operating activities - see
Cash Flow statement for full
details                                                         5,336,463        10,754,316         24,556,099          29,973,952
Net cash (used in) operating
activities                                                     (1,610,820)       (1,586,794)        (5,206,218)         (5,158,633)

Cash flows from investing
activities:
- see Cash Flow statement for
full details                                                       (4,347)          (28,373)           (55,205)           (102,790)
Net cash (used in) investing
activities                                                         (4,347)          (28,373)           (55,205)            102,790)

Cash flows from financing
activities:
- see Cash Flow statement for
full details                                                      286,000           286,000          3,959,088           1,184,088
Proceeds from loans                                             1,390,000         1,390,000          4,140,000           4,140,000
Net cash provided by financing
activities:                                                     1,676,000         1,676,000          5,324,088           5,324,088
Increase (decrease) in cash and
cash equivalents                                                   60,833            60,833             62,665              62,665
Cash and cash
equivalents-beginning of period                                     1,832             1,832                  -                   -
Cash and cash equivalents-end of
period                                                       $     62,665      $     62,665       $     62,665        $     62,665

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

Plan of Operation

Liquidity and Capital Resources

As of December 31, 2004, we had a deficiency in working capital of $7,406,821. For the three months ended December 31, 2004, we generated a net cash flow deficit from operating activities of $1,610,820, consisting primarily of year to date losses of $6,947,283, $531,695 in net stock issued for consulting services, $1,515,000 for beneficial conversion of convertible notes payable and warrants, $3,169,052 for warrants issued to non employees and consultants as well as a net increase in current liabilities and other of $144,000.

Cash used in investing activities totaled $4,347, which was utilized for patent filings.

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

From our inception through December 31, 2004, we have incurred losses of $29,762,317. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

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

Bridge Unit Offering

From November through December 2004, we sold 33.5 units (the "Units") to accredited investors at a price of $50,000 per Unit (the "Offering") for a total of $1,675,000. Each Unit consists of (i) a $50,000 Principal Amount 10% Secured Convertible Promissory Note ("Note" or "Notes"), (ii) warrants to purchase 50,000 shares of our common stock, exercisable for a period of five years at a price of $3.20 per share ("$3.20 Warrant") and (iii) warrants to purchase 10,000 shares of our common stock, exercisable for a period of five years at a price of $0.10 per share ("$0.10 Warrant" and together with the $3.20 Warrant, the "Warrants"). The Notes are convertible into shares of our common stock at a price of $2.50 per share.

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

The Notes are secured by a security agreement giving the Holder a security interest in all the patents, licenses, equipment, fixtures, and inventory and accounts receivable of the Company, and/or any of its subsidiaries.

The following events constitute events of default under the Notes:

(i) Default in the payment of the principal or accrued interest on any Note or upon any other indebtedness of the Company that is greater than $100,000, as and when the same shall become due, whether by default or otherwise, which Default shall have continued for a period of five (5) business days; or

(ii) Any representation or warranty made by the Company or any officer of the Company in the Notes, or in any agreement, report, certificate or other document delivered to the Holder pursuant to the Notes shall have been incorrect in any material respect when made which shall not have been remedied ten (10) days after written notice thereof shall have been given by the Holder; or

(iii) The Company shall fail to perform or observe any affirmative covenant contained in Section 4 of the Notes and such Default, if capable of being remedied,shall not have been remedied ten (10) days after written notice thereof shall have been given by the Holder; or

(iv) The Company or any subsidiary (A) shall institute any proceeding or voluntary case seeking to adjudicate it bankrupt or insolvent, or seeking dissolution, liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of any order for relief or the appointment of a receiver, trustee, custodian or other similar official for such Company or any subsidiary or for any substantial part of its property, or shall consent to the commencement against it of such a proceeding or case, or shall file an answer in any such case or proceeding commenced against it consenting to or acquiescing in the commencement of such case or proceeding, or shall consent to or acquiesce in the appointment of such a receiver, trustee, custodian or similar official; (B) shall be unable to pay its debts as such debts become due, or shall admit in writing its inability to apply its debts generally; (C) shall make a general assignment for the benefit of creditors; or (D) shall take any action to authorize or effect any of the actions set forth above ; or

(v) Any proceeding shall be instituted against the Company seeking to adjudicate it bankrupt or insolvent, or seeking dissolution, liquidation, winding up, reorganization, arrangement, adjustment, protection, relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for the Company or for any substantial part of its property, and either such proceeding shall not have been dismissed or shall not have been stayed for a period of sixty (60) days or any of the actions sought in such proceeding (including, without limitation, the entry of any order for relief against it or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property) shall occur; or

(vi) One or more final judgments, arbitration awards or orders for the payment of money in excess of $100,000 in the aggregate shall be rendered against the Company, which judgment remains unsatisfied for thirty (30) days after the date of such entry; or

(vii)Delisting of the Common Stock from the principal market or exchange on which the Common Stock is listed for trading; Company's failure to comply with the conditions for listing; or notification that the Company is not in compliance with the conditions for such continued listing; or

(viii)The issuance of an SEC stop trade order or an order suspending trading of the Common Stock from the principal market or exchange on which the Common Stock is listed for trading for longer than five (5) trading days; or

(ix) The failure by the Company to issue shares of Common Stock to the Holder upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of the Notes, or the failure to transfer or cause its transfer agent to transfer (electronically or in certificated form) any certificate for shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to the Notes as and when required by the Notes, or the failure to remove any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to the Notes as and when required by the Notes, and any such failure shall continue uncured for ten (10) days after the Company shall have been notified thereof in writing by the Holder; or

(x) The failure by the Company to file the Registration Statement within forty-five (45) days following the Closing Date (as defined in the Subscription Agreement) or obtain effectiveness with the Securities and Exchange Commission of the Registration Statement within one hundred thirty five (135) days following the Closing Date (as defined in the Subscription Agreement) or such Registration Statement lapses in effect (or sales cannot otherwise be made thereunder effective, whether by reason of the Company's failure to amend or supplement the prospectus included therein) for more than twenty (20) consecutive days or forty (40) days in any twelve month period after the Registration Statement becomes effective; or

(xi) The Company shall encumber or hypothecate the collateral subject to the Security Agreement to any party; or

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

Bridge Offering Warrants

Each Unit, or $50,000 principal amount of the Note, entitles the holder to 50,000 warrants exercisable on a one for one basis into shares of Common Stock at an exercise price of $3.20 during a five-year period commencing on the initial closing of the Offering (which was December 15, 2003, 2003) per share. In addition, each Unit also entitles the holder to 10,000 warrants exercisable on a one for one basis into shares of Common Stock at an exercise price of $0.10 per share during a five-year period commencing on the initial closing of the Offering (which was December 15, 2003) In the event a holder of Warrants fails to exercise the Warrants prior to their expiration, the Warrants will expire, and the holder thereof will have no further rights with respect to the Warrants.

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

Number of Employees

From our inception through the period ended December 31, 2004, we have primarily relied on the services of outside consultants for services The Company has employment agreements with the Company's officers and certain employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $19,358,259 for the year ended September 30, 2004 and $3,445,164 for the year ended September 30, 2003. For the three months ended December 31, 2004, we incurred a net loss of $6,947,283. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our
operations    are   subject   to   the   risks   and   competition  inherent  in
the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

In their report dated January 11, 2005, our independent auditors stated that our financial statements for the year ended September 30, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $22,815,035 during the period September 16, 2002 through September 30, 2004. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating loss increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We have executed a licensing agreement with Biowell Technology and we intend to focus our business on the products developed under this licensing agreement. We will rely upon Biowell Technology to develop, test and produce products under this licensing agreement. As a result of the license agreement, we will not incur expenses with developing products for sale; however, we will be responsible for marketing the product and building brand recognition in our licensed territories. Our license could terminate if we fail to perform any material term or covenant under the license agreement. The termination of our license agreement would have a material adverse impact on our business, such as the loss of products and services, which would reduce or eliminate most of our potential revenue source.

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

We may experience delays in the development and introduction of products. We cannot assure that we will keep pace with the rapid rate of change in life sciences research or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

      o        Availability, quality and price relative to competitive products;
      o The timing of introduction of the product relative to competitive products;
      o        Customers' opinions of the products' utility;
      o        Ease of use;
      o        Consistency with prior practices;
      o        Scientists' opinions of the
      o        products' usefulness;
      o        Citation of the product in published research; and
      o        General trends in
      o        life sciences research.

We have not experienced any difficulties with the preceding factors; however, there can be no assurance that we will not experience difficulties in the future. The expenses or losses associated with unsuccessful product development or lack of market acceptance of our new products could materially adversely affect our business, operating results and financial condition.

A Manufacturer'sInability to Produce Our Goods on Time and to Our Specifications Could Result in Lost Revenue and Net Losses

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

If We Are Unable to Retain the Services of Messrs. Hutchison, Brocklesby, Butash or Klemm, or If We Are Unable to Successfully Recruit Qualified Managerial and Sales Personnel Having Experience in Business, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. Rob Hutchison, our Chief Executive Officer, Mr. Peter Brocklesby, our President, Mr. Adrian Butash, our Chief Marketing Officer and Ms. Karin Klemm, our Chief Operating Officer and Interim Chief Financial Officer. We do not have employment agreements with Messrs. Hutchison, Brocklesby, Butash or Klemm. Loss of the services of Messrs. Hutchison, Brocklesby, Butash or Klemm could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Hutchison, Brocklesby, Butash or Klemm. Besides Mr. Hutchison's desire to retire within the next few months, we are not aware of any other named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

We Need to Expand Our Sales and Support Organizations to Increase Market Acceptance of Our Products.

We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The employment market for sales personnel and customer service and support personnel in this industry is very competitive, and we may not be able to hire the kind and number of sales personnel, customer service and support personnel we are targeting. Our inability to hire qualified sales, customer service and support personnel may materially adversely affect our business, operating results and financial condition.

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

On November 15, 2004 through December 17, 2004, we issued a total of 415,000shares to a consultant for financial advisory services.

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


                                                         ISSUER PURCHASES OF EQUITY SECURITIES

Period                                   (a)                    (b)                     (c )                      (d)
                                Total  Number of        Average Price  Paid   Total Number of         Maximum Number (or
                                Shares (or units)       per share (or Unit)   Shares (or Units)       Approximate Dollar value) of
                                Purchased                                     Purchased as Part of    Shares (or Units) that May
                                                                              Publicly Announced      Yet Be Purchased Under the
                                                                              Plans or Programs (1)   Plans or Programs (1)
10/01/04-
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

On December 17, 2003, we issued a total of 1,850,000 shares to ten consultants in connection with our agreement with the company's investment bankers, Vertical Capital Partners, Inc. These issuances are considered exempt from registration by reason of the Section 4(2) of the Securities Act of 1933.


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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   APPLIED DNA SCIENCES, INC.

Date: October 10, 2006                             By: /s/ JAMES A. HAYWARD
                                                       ---------------------

                                                   Chief Executive Officer
                                                   (Principal  Executive
                                                   Officer, Principal
                                                   Financial Officer and
                                                   Principal Accounting Officer)