Form 10QSB/A
period 2005-03-31
APPLIED DNA SCIENCES INC
filed 2006-10-10
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10QSB/A
                                 Amendment No. 2


                 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2005

                        Commissions file number 002-90519

                           APPLIED DNA SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                               59-2262718
---------------------------------------------    --------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)


    25 Health Sciences Drive, Suite 113, Stony Brook, New York            11790
--------------------------------------------------------------------  ----------
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

                                 Yes |X| No |_|

The number of shares of Common Stock, $0.001 par value, outstanding on April 26, 2005, was 68,371,025 shares, held by approximately 589 shareholders.

Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 2 to Form 10-QSB/A ("Amendment No. 2") amends the amended Quarterly Report of Applied DNA Sciences, Inc. (the "Company") on Form 10-QSB/A for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 31, 2005 (the "Original Filing"). This Amendment No. 2 is being filed for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of common stock, warrants and options for services and in exchange for previously incurred debt. In addition the Company is correcting certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company Director.


We have not updated the information contained herein for events occurring subsequent to May 31, 2005, the filing date of the Original Filing.

                            APPLIED DNA SCIENCES, INC


                    Quarterly Report on Form 10-QSB/A for the
                     Quarterly Period Ending March 31, 2005

                                Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheet:
 March 31, 2005 (Unaudited)                                                  3

 Condensed Consolidated Statements of Losses:
 Three and Six Months Ended March 31, 2005 and 2004 (Unaudited) and
 the Period from September 16, 2002 (Date of Inception) Through March
 31, 2005 (Unaudited)                                                        4

 Condensed Consolidated Statement of Stockholder's Equity:
 For the Period from September 16, 2002 (Date of Inception) Through March
 31, 2005 (Unaudited)                                                        5

 Condensed Consolidated Statements of Cash Flows:
 Six Months Ended March 31, 2005 and 2004 (Unaudited) and
 the Period from September 16, 2002 (Date of Inception) Through March
 31, 2005 (Unaudited)                                                       16

 Notes to Unaudited Condensed Consolidated Financial Information:
 March 31, 2005                                                            18-40

 Item 2. Management Discussion and Analysis                                 41

 Item 3. Controls and Procedures                                            51

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         52

Item 3. Defaults Upon Senior Securities                                     53

Item 4. Submission of Matters to a Vote of Security Holders                 53

 Item 5. Other Information                                                  54

 Item 6. Exhibits                                                           54


Signatures                                                                  55

                          Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    RESTATED
                                   (Unaudited)

                                ASSETS
                                                              March 31, 2005
                                                        ------------------------
 Current assets:

 Cash and Equivalents                                    $            2,975,017
                                                         -----------------------
 Total Current Assets                                                 2,975,017

 Property and Equipment - Net                                            22,134
 Deposits                                                                47,500
 Patent Filing - Net                                                     26,441
                                                         -----------------------
 Total Assets                                            $            3,071,092
                                                         =======================


          LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts Payable and Accrued Liabilities                $            1,653,709
 Accrued Liabilities Due Related Parties (Note C)                       213,474
 Note Payable-Related Party (Note C)                                    425,000
                                                         -----------------------
 Total Current Liabilities                                            2,292,183

Warrant Liability (Note D)                                           15,481,312

 Commitments and contingencies (Note F)

 Deficiency in Stockholders' Equity:
 Preferred Stock, par value $.001 per share;
 10,000,000 shares authorized;
 60,000 issued and outstanding                                                6
 Common Stock, par value $.001 per share;
 250,000,000 shares authorized; 64,755,267 shares
 issued and outstanding                                                  64,755
 Common Stock Subscription                                            (129,000)
Common stock receivable                                                 (1,000)
 Additional Paid-In-Capital                                          52,342,895
 Deficit Accumulated During Development Stage                      (66,980,059)
                                                          ----------------------
 Total Stockholders' Equity                                        (14,702,403)
                                                          ----------------------
 Total Liabilities and Deficiency in Stockholders'
 Equity                                                   $          3,071,092
                                                         =======================


        See accompanying notes to unaudited consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                                                                 September 16, 2002,
                                     For The Three Months Ended March 31    For The Six Months Ended March 31    (Date of Inception)
                                                                                                                        through
                                            2005                2004            2005                 2004           March 31, 2005
                                    --------------------  ---------------  ---------------     ---------------  --------------------
                                          RESTATED                               RESTATED                              RESTATED
Operating expenses:
Selling, general and administrative $      17,205,512   $    1,909,149    $    22,580,580    $      9,316,900   $        43,402,117
Research & Development                                                                                                      238,535
Depreciation and amortization                   7,306              351             12,027                 703                15,188
                                    ------------------  ---------------   ----------------    -----------------  -------------------
Total operating expenses                   17,212,818        1,909,500         22,592,607           9,317,603            43,655,840
Loss from operations                     (17,212,818)      (1,909,500)       (22,592,607)         (9,317,603)          (43,655,840)

Net gain/(loss) on revaluation of
warrant liability                          10,775,753                          10,775,753                                10,775,753

Other Income (expense)                          3,100              700              3,415               1,385                29,800
Interest (expense)                       (30,783,777)        (527,838)       (32,351,586)           (662,912)          (34,129,772)
Income (taxes) benefit                            --                --                  --                  --                   --
                                    ------------------  ---------------   ----------------   -----------------  --------------------
Net loss                            $    (37,217,742)   $  (2,436,638)    $  (44,165,025)    $    (9,979,130)   $      (66,980,059)

                                    ==================  ===============   ================   =================  ====================
Loss per common share
(basic and assuming dilution)       $          (0.71)   $       (0.12)    $        (1.11)    $         (0.51)   $            (2.68)

                                    ==================  ===============   ================   =================  ====================

Weighted average shares outstanding        53,002,278       20,700,599         40,061,781          19,575,190           25,069, 138

                                    ==================  ===============   ================   =================  ====================



See accompanying notes to unaudited condensed consolidated financial statements

                         APPLIED DNA SCIENCES, INC
                      (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital     Stock    Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share          -         -      100,000 $       10  $       990 $      -   $        -   $       -    $   1,000

Net Loss                            -         -         -           -           -           -            -       (11,612)   (11,612)
                              --------- --------- ---------- ----------- ----------- ---------- ------------ -----------  ----------

Balance at September 30, 2002       -   $     -      100,000 $       10  $       990 $      -   $        -   $   (11,612) $ (10,612)
                              ========= ========= ========== =========== =========== ========== ============ ===========  ==========
Issuance of common stock in
connection with merger with
Prohealth Medical Technologies,
 Inc on October 1, 2002             -         -   10,178,352       1,015        -           -            -           -        1,015

Cancellation of Common stock
in connection with merger with
Prohealth Medical
Technologies, Inc on October
21, 2002                            -         -     (100,000)        (10)     (1,000)       -            -           -       (1,010)

Issuance of common stock in
exchange for services in
October 2002 at $ 0.65 per
share                               -         -      602,000          60      39,070        -            -           -       39,130

Issuance of common stock in
exchange for subscription in
November and December 2002
at $ 0.065 per share                -         -      876,000          88      56,852        -        (56,940)        -          -

Cancellation of  common stock
in January 2003 previously
issued  in exchange for
consulting services                 -         -     (836,000)        (84)    (54,264)       -         54,340         -           (8)

Issuance of common stock in
exchange for licensing services
valued at $ 0.065 per share in
January 2003                        -         -    1,500,000         150      97,350        -            -           -       97,500

Issuance of common stock in
exchange for consulting
services valued at $ 0.13 per
share in January  2003              -         -      586,250          58      76,155        -            -           -       76,213

Issuance of common stock in
exchange for consulting
services at $ 0.065 per share
in February 2003                    -         -        9,000           1         584        -            -           -          585

Issuance of common stock to
Founders in exchange for
services valued at $0.0001  per
share in March 2003                 -         -   10,140,000       1,014        -           -            -           -        1,014

Issuance of  common stock in
exchange for consulting
services valued at $2.50 per
share in March 2003                 -         -       91,060          10     230,624        -            -           -      230,634

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock canceled in July
2003, previously issued for
services rendered  at $2.50 per
share                               -         -      (24,000)         (2)    (59,998)       -           -           -       (60,000)

Common stock issued in
exchange for options exercised
at $1.00 in July 2003               -         -       20,000           2      19,998        -           -           -        20,000

Common stock issued in
exchange for exercised of
options previously subscribed at
$1.00 in July 2003                  -         -       10,000           1       9,999    (10,000)        -           -            -

Common stock issued in
exchange for consulting services
at approximately $2.38 per
share, August 2003                  -         -      172,500          17     410,915        -           -           -       410,932

Common stock issued in
exchange for options exercised
at $1.00 in August 2003             -         -       29,000           3      28,997        -           -           -        29,000

Common stock issued in
exchange for consulting services
at approximately $2.42 per
share, September 2003               -         -      395,260          40     952,957        -           -           -       952,997

Common stock issued in
exchange  for cash at $2.50 per
share-subscription
payable-September 2003              -         -       19,200          2       47,998    (48,000)        -           -            -

Common stock issued in
exchange for cash at $2.50 per
share pursuant to private
placement September 2003            -         -        6,400           1      15,999        -           -           -        16,000

Common stock issued in
exchange for options exercised
at $1.00 in  September 2003         -         -       95,000          10      94,991        -           -           -        95,001

Common stock subscription
receivable reclassification
adjustment                          -         -         -           -           -           -         2,600         -         2,600

Common Stock subscribed to
at $2.50 per share in September
2003                                -         -         -           -           -       300,000         -           -       300,000

Net Loss for the year
ended September 30, 2003            -         -         -           -           -           -           -    (3,445,164) (3,445,164)
                              --------- --------- ---------- ----------- ----------- ---------- ----------- -----------  ----------

Balance at September 30, 2003       -   $     -   17,811,082 $     1,781 $ 2,577,568 $  300,000 $       -   $(3,456,776) $ (577,427)
                              ========= ========= ========== =========== =========== ========== =========== ===========  ==========

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004             -         -        5,000       2,500        (212)      -           -           -          2,288

Common stock issued pursuant
to subscription at  $0.50 per
share in September 2004             -         -       40,000      20,000        -          -           -           -         20,000

Preferred shares converted to
common stock for consulting
services at $0.41 per share in
September 2004                   (4,000)      (4)    100,000      50,000       4,000       -           -           -         53,996

Preferred shares issued in
exchange for service at $25 per
share in September 2004          60,000        6        -           -      1,499,994       -           -           -      1,500,000

Fair value of 2,841,000 warrants
issued to non-employees and
consultants for services rendered
at approximately $.71 per warrant
in September 2004                   -         -         -           -      2,019,862       -           -           -      2,019,862


Net Loss                            -         -         -           -           -          -           -   (19,358,258) (19,358,258)
                              --------- --------- ---------- ----------- -----------  -------  ---------  ------------  -----------
Balance at September 30, 2004    60,000 $      6  23,981,054 $11,990,527 $ 6,118,993  $    -   $  (1,000) $(22,815,034) $(4,706,508)
                              ========= ========= ========== =========== ===========  =======  =========  ============  ===========

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Warrants exercised at $0.10 per
share in February 2005              -         -       20,000      10,000      (8,000)       -            -           -       2,000

Common Stock issued in
settlement of debt at $0.33 per
share in February 2005              -         -      606,060     303,030    (103,030)       -            -           -     200,000

Warrants exercised at $0.10 per
share in February 2005              -         -       45,000      22,500     (18,000)       -            -           -       4,500

Common Stock issued in
exchange for related party debt
at $1.31 per share in February
2005                                -         -    1,500,000     750,000   1,215,000        -            -           -   1,965,000

Common Stock issued in
settlement of debt at $0.33 per
share in February 2005              -         -      278,433     139,217     (47,334)       -            -           -      91,883

Common Stock issued in
exchange for consulting services
at $1.17 per share in February
2005                                -         -       17,236       8,618      11,548        -            -           -      20,166

Common stock issued in
exchange for debt at $0.50 per
share in February 2005              -         -      300,000     150,000        -           -            -           -     150,000

Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005                    -         -      716,500     358,250     322,425        -            -           -     680,675

Common Stock issued in
exchange for consulting
services at $1.44 per share
in February  2005                   -         -    5,796,785   2,898,393   5,418,814        -            -           -   8,317,207

Common stock issued in
settlement of debt at  $0.50 per
share in February 2005              -         -    2,930,000   1,465,000         -     (125,000)         -           -   1,340,000

Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005                    -         -       10,500       5,250       4,725        -            -           -       9,975

Fair value of 55,000 warrants
issued to consultants for
services at $1.31 per warrant in
February 2005                       -         -           -           -       72,017                                        72,017

Common stock issued in
exchange for debt at $0.50 per
share in March 2005                 -         -   13,202,000   6,601,000        -           -            -           -   6,601,000

Common Stock issued in
exchange for consulting
services at $1.19 per share
in March 2005                       -         -      185,000      92,500     127,650        -            -           -     220,150

Options exercised at $0.60 per
share in March 2005                 -         -      100,000      50,000      10,000        -            -           -      60,000

Common Stock issued in
exchange for consulting
services at $0.98 per share
in March 2005                       -         -    1,675,272     837,636     804,131        -            -           -   1,641,767

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common Stock issued in
exchange for consulting
services at $0.92 per share
in March 2005                       -         -       24,333      12,167      10,219        -          -           -         22,386

Common Stock issued in
exchange for consulting
services at $0.99 per share
in March 2005                       -         -       15,000       7,500       7,350        -          -           -         14,850

Common stock issued in exchange
for debt at $0.50 per share
in March 2005                       -         -    1,240,000     620,000        -           -          -           -        620,000

Common stock canceled for
shares issued in exchange of
debt in March 2005                  -         -     (500,000)   (250,000)       -           -          -           -       (250,000)

Common stock subscribed
Canceled in March 2005              -         -         -           -           -       750,000        -           -        750,000

Common Stock issued in
exchange for consulting
services at $0.89 per share
in March 2005                       -         -       10,000       5,000       3,900        -          -           -          8,900

Adjust common stock par value
from $0.50 to $0.001 per share,
per amendment of articles dated
March 2005                          -         -         -    (32,312,879) 32,312,879        -          -           -             -

Beneficial Conversion discount
relating to Notes Payable in
March 2005                          -         -         -           -      7,371,000        -          -           -      7,371,000

Stock options granted to
employees in exchange for
services rendered, at exercise
price below fair value of common
stock in March 2005                 -         -         -           -        180,000        -          -           -        180,000

Net Loss                                                                                                   (44,165,025) (44,165,025)
                              --------- --------- ---------- ----------- ----------- ---------- ---------- -----------  -----------
Balance at March 31, 2005        60,000        6  64,755,267      64,755  52,342,895   (129,000)   (1,000) (66,980,059) (14,702,403)
                              ========= ========= ========== =========== =========== ========== ========== ===========  ===========

See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                For the Period
                                                                                                              September 16, 2002
                                                                        For the Six Month Ended              (Date of Inception)
                                                                        March 31,          March 31,           through March 31
                                                                           2005              2004                    2005
                                                                   ------------------------------------------------------------
                                                                         RESTATED                                  RESTATED
Cash Flows (used in) operating activities:
Net loss                                                            $  (44,165,025)      $(9,979,130)         $   (66,980,059)
Adjustments  to reconcile  net loss to net cash
provided by (used in) operating
activities:
Depreciation and amortization                                               12,027               703                   15,188
Organizational expenses                                                         --                --                   88,500
Preferred shares issued in exchange for services                                --                --                1,500,000
Warrants issued to  in exchange for services                             3,241,069                --                5,260,931
 Income attributable to re-pricing of warrants                         (10,775,753)               --              (10,775,753)
Financing costs attributable to the issuance of warrants                23,148,214                --               23,148,214
Vested option expense                                                      180,000                --                  180,000
Amortization of beneficial conversion feature                            8,836,000           661,111               10,461,000
Fair value of common stock issued to related party  in
excess of  previously incurred debt                                      1,365,000                --                1,365,000

Common stock issued in exchange for  services                           12,399,702         7,844,142               24,797,434

Common stock canceled--previously issued for services rendered            (142,098)         (282,000)                (427,673)
Increase (decrease)  in assets and liabilities:
Other Assets                                                                    --                --                  (13,890)
Security Deposits                                                          (23,941)          (23,559)                 (47,500)
Due  related parties, net                                                  (20,631)                                   132,065
Accounts payable and accrued liabilities                                  (140,782)          (40,469)               1,614,927
                                                                   ------------------------------------------------------------
Net cash (used in) operating activities                                 (6,086,218)       (1,819,202)              (9,681,616)

Cash flows from investing activities:

Acquisition of property and equipment                                           --           (29,507)                 (29,507)
Payment of  patent filing fees                                              (4,347)          (12,906)                 (25,698)
                                                                   ------------------------------------------------------------
Net cash (used in) investing activities                                     (4,347)          (42,413)                 (55,205)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                                 --           104,000                  432,000
Proceeds from  issuance  of convertible debt                             8,961,000            87,000                9,086,000
Proceeds from exercise  of options and warrants                            102,750            34,004                  343,750
Repayment of related party advances, net                                                     (33,653)
Net advances from shareholders                                                  --                                    100,088


See accompanying notes to unaudited condensed consolidated financial statements

                                                                                                                For the Period
                                                                                                              September 16, 2002
                                                                        For the Six Month Ended              (Date of Inception)
                                                                        March 31,          March 31,           through March 31
                                                                           2005              2004                    2005
                                                                   ------------------------------------------------------------
                                                                         RESTATED                                  RESTATED
Proceeds from loans                                                             --         1,675,000                2,750,000
                                                                   ------------------------------------------------------------
Net cash provided by financing activities                                9,063,750         1,866,351               12,711,838
                                                                   ------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         2,973,185             4,736                2,975,017
Cash and cash equivalents, beginning of  period                              1,832           193,471
                                                                   ------------------------------------------------------------
Cash and cash equivalents, end of period                            $    2,975,017       $   198,207          $     2,975,017
                                                                   ============================================================
Supplemental Information:
Cash paid during the period for interest                                        --                --
Cash paid during the year for taxes                                             --                --

Non--cash disclosures:
Common stock issued for services                                        12,399,702         7,844,142               24,797,434
Common stock issued in exchange for previously incurred debt             2,313,500                --                2,313,500
Amortization of beneficial conversion feature attributed to
convertible notes                                                        8,836,000                                 10,461,000

Common stock canceled--previously issued for services rendered            (142,098)         (282,000)                (427,673)
Preferred shares issued in exchange for services                                --                                  1,500,000
Warrants issued to consultants                                             394,698                                  2,414,560
Acquisition:
Common stock retained                                                                             --                    1,015
Assets acquired                                                                                   --                     (135)
                                                                                                              ---------------
Total consideration paid                                                                          --                      880
                                                                                                              ===============
Organization expenses-- note  issued in exchange of  shares retired                               --                   88,500


See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB/A, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with September 30, 2004 financial statements.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2005, the Company has accumulated losses of $66,980,059.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary ProHealth Medical Technologies, Inc. Significant inter-company transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At March 31, 2005 property and equipment consist of:

                                      March 31, 2005
Furniture                       $               29,507
Accumulated  depreciation                      (7,373)

Net                             $               22,134

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note C):

                                                                                                 For the Period
                                                                                                  September 16,
                                                                                                  2002 (Date of
                                                         For The Three       For The Three         Inception)
                                                         Months ended         Months ended           through
                                                           March 31,           March 31,            March 31,
                                                             2005                 2004                2005
                                                    -------------------  ------------------  -------------------
Net loss - as reported                              $      (37,217,742)  $      (2,436,638)  $      (66,980,059)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method (APB. No. 25)                           180,000                   -                    -

Net loss - Pro Forma                                $      (37,397,742)  $      (2,436,638)  $      (66,980,059)
                                                    ===================  ==================  ===================

Net loss attributable to common
stockholders - Pro forma                            $      (37,397,742)  $      (2,436,638)  $      (66,980,059)
                                                     ===================  ==================  ===================
per share - as reported                             $            (0.71)  $           (0.12)  $            (2.68)
                                                    ===================  ==================   ===================
Basic (and assuming dilution) loss
per share - Pro forma                               $            (0.71)  $           (0.12)  $            (2.56)
                                                    ===================  ==================  ===================

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

In January 2005, the Company received $2,500 in exchange for previously issued warrants to purchase the Company's common stock at $0.10 per share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In January 2005, the Company retired $537,500 of convertible notes payable for 1,628,789 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share (see Note D).

In January 2005, the Company received $1,750 in exchange for previously issued warrants to purchase the Company's common stock at $0.10 per share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In January 2005, the Company retired $791,673 of convertible notes payable for 2,399,012 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share (see Note D).

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE B - CAPITAL STOCK (continued)

In January 2005, the Company issued 315,636 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.30 per share for a total of $ 410,327, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February 2005, the Company issued 5,796,785 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.44 per share for a total of $8,317,207, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February 2005, the Company issued 2,930,000 shares of common stock subscribed for cash at $0.50 per share pursuant to the exercise terms of a note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder (See note D).

In February 2005, the Company retired $25,000 of convertible notes payable for 75,757 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share (see Note D).

In February 2005, the Company received $2,000 in exchange for previously issued warrants to purchase the Company's common stock at $0.10 per share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In February 2005, the Company retired $200,000 of convertible notes payable for 606,060 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share (see Note D).

In February 2005, the Company received $4,500 in exchange for previously issued warrants to purchase the Company's common stock at $0.10 per share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In February 2005, the Company exchanged a related party note payable valued at $1,965,000 with 1,500,000 shares using a price of $1.31 per share. (See note C). The Company valued the shares at $1.31 per share for a total of $1,965,000, which represents the fair value of the common stock on the date of the exchange. The difference between the fair value of the common stock of $1,965,000 and the face amount of the debt $ 600,000, or $1,365,000 has been charged to operations as current period interest expense.

In February 2005, the Company retired $91,883 of convertible notes payable for 278,433 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share (see Note D).

In February 2005, the Company issued 17,236 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.17 per share for a total of $ 20,166, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February 2005, the Company issued 300,000 shares of common stock at $0.50 per share pursuant to the exercise terms of a note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder. (See note D)

In February 2005, the Company issued 716,500 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.95 per share for a total of $ 680,675, which represents the fair value of the services received which did not differ materially from the value of the stock issued.
                                      28

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE B - CAPITAL STOCK (continued)

In February 2005, the Company issued 10,500 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.95 per share for a total of $9,975 which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2005, the Company issued 13,202,000 shares of common stock at $0.50 per share pursuant to the exercise terms of a note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder. (See note D)

In March 2005, the Company issued 185,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.19 per share for a total of $ 220,150, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2005, the Company received $60,000 in exchange for previously issued options to purchase the Company's common stock at $0.60 per share.

In March 2005, the Company issued 1,675,272 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.98 per share for a total of $ 1,641,767, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2005, the Company issued 24,333 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.92 per share for a total of $ 22,386, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2005, the Company issued 15,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.99 per share for a total of $ 14,850, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2005, the Company issued 1,240,000 shares of common stock at $0.50 per share pursuant to the exercise terms of a note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder. (See note D)

In March 2005, the Company canceled 500,000 shares of common stock related to a debt exchange for shares valued at $0.50 per share.

In March 2005, the Company issued 10,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.89 per share for a total of $ 8,900, which represents the fair value of the services received which did not differ materially from the value of the stock issued.


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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

At March 31, 2005, notes payable are as follows:

                                                                                      March 31, 200
                                                                                       (Unaudited)
                                                                                     ================
Note payable,  unsecured,  related party,  payable from August 1, 2005, right to convert to restricted stock in lieu of cash, rate of interest 4%, 160,000 shares prior to October 31, 2005 or 180,000 shares after that date.
                                                                                             425,000
                                                                                     ===============
                                                                                             425,000

Less; current portion                                                                        425,000
Note Payable - long-term                                                             $             0
                                                                                     ===============


The Company issued 1,500,000 shares of its restricted common stock to a Company officer and Director in exchange for $600,000 of previously incurred debt. The debt was in the form of a promissory note.

The Company valued the shares at $1.31 per share for a total of $1,965,000, which represents the fair value of the common stock on the date of the exchange. The difference between the fair value of the common stock of $1,965,000 and the face value of the debt of $600,000 or $1,365,000 has been charged to current period interest expense.

The Company's officers have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. The amount of the advances due at March 31, 2005 was $213,474.

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

$ 1,675,000 Convertible Notes

Convertible notes payable ("Bridge Unit Offering") in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9 month anniversary date of the initial closing of the offering or the completion of any equity financing of $3,000,000 or more; the Company, at its sole discretion may prepay principal at any time without penalty. The Bridge Unit Offering Notes unpaid principal and accrued and unpaid interest were converted to an aggregate of 4,988,051 shares of the Company's common shares at a price equal to approximately $. 33 per share during the quarter ended March 31, 2005 (see Note B).

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 2,930,000 shares of the Company's common stock during the quarter ended March 31, 2005 (see Note B).

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,465,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in December 2004, the debt discount attributed to the beneficial conversion feature of $1,465,000 was charged to interest expense in its entirety during the six months ended March 31, 2005.


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


   o 1,602,500 warrants entitling the holder to purchase 1,602,500 shares of the Company's common stock at the price of $ .60 per share. These warrants were issued in October, 2003 and lapse if unexercised by October, 2008.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 14,742,000 shares of the Company's common stock (see Note B).

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


In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued a warrant that has registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $23,148,214 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 152.59%, (3) risk-free interest rate of 3.67%, and (4) expected life of 5 years.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

Revaluation of Warrant Liability

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants issued subject to registration rights as of March 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate from 3.96% to 4.18%, a volatility of 151.61% and a deemed fair value of common stock of $0.89, which was the closing price of the Company's common stock on March 31, 2005. The difference of $10,775,753 between the fair value of the warrants as of March 31, 2005 and the previous valuation as of February , 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

NOTE E - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

                                             Warrants Outstanding                                             Exercisable
                                                   Remaining              Weighted           Weighted          Weighted
                             Number               Contractual              Average           Average            Average
         Exercise                                                         Exercise                             Exercise
         Prices            Outstanding           Life (Years)              Price           Exercisable          Price
     ================    ===============    =======================    ===============    ==============   =================
          $0.10                 105,464              4.29                  $0.10                105,464         $0.10
          $0.20                   5,000              3.60                  $0.20                  5,000         $0.20
          $0.50                  50,000              4.52                  $0.50                 50,000         $0.50
          $0.60               9,132,000              4.04                  $0.60              9,132,000         $0.60
          $0.70                 750,000              2.34                  $0.70                750,000         $0.70
          $0.75              17,727,000              4.53                  $0.75             17,727,000         $0.75
          $1.00                 100,000              0.54                  $1.00                100,000         $1.00
                             27,869,464                                                      27,869,464
                         ===============                                                  ==============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:


                                         Number of Shares      Weighted Average
                                                               Price Per Share
 Outstanding at September 30, 2004            4,870,253      $              .66
 Granted                                     23,873,000                    0.63
 Exercised                                    (142,500)                    0.60
 Canceled or expired                          (731,289)                    0.29
 Outstanding at March 31, 2005               27,869,464      $             0.72
                                    ====================     ===================

During the six months ended March 31, 2005, the Company granted 6,118,500 warrants to non-employees in exchange for services and financing expenses. The estimated fair value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate from 2.47 to 3.53%, a dividend yield of 0% and volatility from 65.7% to 148.7%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services and financing expenses was $ 3,241,069 for the six months ended March 31, 2005.

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2005.


                           Options Outstanding                              Options Exercisable
                    ---------------------------------                   -----------------------------
                                          Weighed
                                          Average         Weighed                          Weighed
                                         Remaining        Average                          Average
      Exercise        Number           Contractual       Exercise          Number          Exercise
       Prices        Outstanding       Life (Years)        Price         Exercisable        Price
    -------------   ---------------    --------------    -----------    --------------    -----------
          $ 0.60           300,000                 2         $ 0.60           300,000         $ 0.60
                    ---------------    --------------    -----------    --------------    -----------
                           300,000                 2         $ 0.60           300,000         $ 0.60
                    ===============    ==============                   ==============    ===========

Transactions involving the Company's options issuance are summarized as follows:

                                                  Weighted
                                                  Average
                                   Number        Price Per
                                  of Shares        Share
                                  ----------   ------------
Outstanding at October 1, 2004          -                -
Granted                           300,000             0.60
Exercised                               -                -
Canceled or expired                     -                -
                                ----------     ------------
Outstanding at June 30,2005       300,000           $ 0.60
                                ==========     ============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

During the six months ended March 31, 2005, the Company granted an aggregate of 300,000 stock options to employees that vested immediately. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. Compensation expense of $180,000 was charged to operations during the period ended March 31, 2005.

NOTE F- COMMITMENTS AND CONTINGENCIES

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

On March 24, 2005, the Company amended its existing Cooperative Research and Development Agreement ("CRADA") with Battelle Energy Alliance, LLC, and the Department of Energy's National Laboratory in Idaho Falls, Idaho (the Amendment"). The Amendment adds additional joint research projects, including development of marker applications for textiles, inks, gasoline, and explosive materials. Per the Amendment and at the Company's discretion, the Company can spend up to $1,701,216 to further develop and refine selected DNA and related applications.

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

NOTE F- COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The accompanying financial statements for the three months ended March 31, 2005 have been restated for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of common stock, warrants and options for services and in exchange for previously incurred debt. In addition the Company is correcting certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company Director.

Accordingly, the Company has restated their financial statements as of and for the six months ended March 31, 2005 by disclosing the effect of these errors in this amended Form 10-QSB.

The result of the March 31, 2005 Condensed Consolidated Balance Sheet restatement is to:
   - Reflect the reclassification of warrants from equity to liability resulting in a $15,481,312 increase to Warrant Liability compared to the previous filing.
   - Reduced outstanding shares by 2,000,000 following reconciliations resulting in reduced common stock of $2,000 and subscriptions of $750,000.
   - Reduced Additional Paid in Capital by $948,000 as a result of the $750,000 subscription adjustment and the $100,000 additional compensation recorded in the restatement
   -   Reduced   Additional   Paid  in  Capital  by   $3,108,851   as  a  result
       of reclassification   of   warrant   liability
   - Increased Accumulated Deficit by $12,272,461 as a result of the net $12,272,461 warrant liability reclassification and the $100,000 compensation revision
   - Net Deficiency in Shareholder Equity decreased by $15,481,312 as a result of the combination of factors described above

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Balance Sheet as of March 31, 2005.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

                                                                 For the Period Ended March 31, 2005
                                                                  (As Restated)       (As Reported)
                                                                   -------------      --------------
   ASSETS                                                         $  3,071,092        $   3,071,092

   LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

    Total Current Liabilities                                        2,292,183            2,292,183

   Warrant Liability                                                15,481,312                    -

    Deficiency in Stockholders' Equity:
    Preferred Stock                                                          6                    6
    Common Stock                                                        64,755               66,755
    Common Stock Subscription                                         (130,000)            (880,000)
    Additional Paid-In-Capital                                      52,342,895           53,453,375
    Deficit Accumulated During Development Stage                   (66,980,059)         (51,861,227)
    Total Deficiency in Stockholders' Equity                       (14,702,403)             778,909
                                                                  ------------        -------------
    Total Liabilities and  Deficiency in Stockholders'
   Equity                                                         $  3,071,092        $   3,071,092



For both the six months ended as well as the period September 16, 2002 through March 31, 2005, the result of the March 31, 2005 Condensed Consolidated Income Statement restatement is to: - Decrease Selling, General and Administrative for compensation expense by $100,000. - Reflect gain on the revaluation of warrants of $10,775,753 as a result of reclassifying warrants from equity to a liability.
- Correct valuation of warrants issued to non-employees of $2,846,371 - Reflect initial valuation of warrants of $23,148,214 as a charge to interest expense - Net loss increased by $12,272,461 for the three months and six month ended as well as the period
      September 16, 2002 through March 31, 2005 as a result of the combination of factors described above

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)



                                                                                                       For the Period September 16,
                            For the Three Months Ended March   For the Six Months Ended March 31,        2002 (Date of Inception)
                                        31, 2005                                 2005                     Through March 31, 2005
                              (As Restated)   (As Reported)     (As Restated)     (As Reported)     (As Restated)      (As Reported)
Operating Expenses:
Selling general and
administrative              $   17,205,512    $  9,041,288       $ 22,580,580     $  19,834,209     $  40,555,746      $ 43,402,117
Research and development                 -               -                  -                 -           238,535           238,535
Depreciation and
amortization                         7,306           7,306             12,027            12,027            15,188            15,188

Total Operating Expenses        17,212,818       9,048,594         22,592,607        19,846,236        43,655,840        40,909,469
Operating Loss                 (17,212,818)     (9,048,594)       (22,592,607)      (19,846,236)      (43,655,840)      (40,909,469)

Net gain/(loss) on
revaluation of warrant
liability                       10,775,753               -         10,775,753                 -        10,775,753                 -
Other income (expense)               3,100           3,100              3,415             3,415            29,800            29,800

Interest income
(expense)                      (30,783,777)     (7,635,563)       (32,351,586)       (9,203,372)      (34,129,772)      (10,981,558)

Net Income (Loss)           $  (37,217,742)    (16,681,057)      $(44,165,025)    $ (29,046,193)    $ (66,980,059)     $(51,861,227)
Gain (Loss) per common
share                       $        (0.71)          (0.31)      $      (1.11)    $       (0.72)    $       (2.68)     $      (1.92)
(basic and assuming
dilution) Weighted average
shares outstanding              53,002,728      53,044,883         40,061,781        40,082,628        25,069,138        27,017,824


The result of the Condensed Consolidated Income Statement restatement is to:
   - Increase loss for the six months ended March 31, 2005 by $15,118,832 within operating activities as a result of the net $12,372,461 warrant liability reclassification, correcting initial warrant valuations of $2,846,371 and the $100,000 compensation revision
   - Reflect the ($10,775,753) warrant revaluation gain and the $23,148,214 warrant valuation or $12,372,461, net
   - Within the summarized Other Operating Activities shown below, reflect $849,460 in common stock, subscription and Additional Paid in Capital revisions.
   - Net cash flow from operating activities decreased by $749,640 primarily as a result of $849,460 in equity revisions net of the $100,000 in compensation adjustments.

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



                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)


The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the periods ended March 31, 2005.

Consistent with the original summary presentation, following is a reconciliation of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the periods ended March 31, 2005. See the full Condensed Consolidated Statement of Cash Flows for the periods ended March 31, 2005 for additional details.

                                                                              For the Period September 16, 2002
                                       For the Six Months Ended March 31,     (Date of Inception) Through March
                                                      2005                                 31, 2005
                                          (As Restated)       (As Reported)      (As Restated)      (As Reported)
Cash Flows from operating
activities:

Net loss from operating activities       $ (44,165,025)      $ (29,046,193)     $ (66,980,059)     $ (51,861,227)
Summary of adjustments to
reconcile net loss to net cash
(used in) operating activities:

Warrant revaluation                        (10,775,753)                  -        (10,775,753)
Initial warrant valuation                   23,148,214                             23,148,214                  -
Other operating activities - see
Cash Flow statement for full
details                                     25,706,346          23,733,376         44,925,982         42,976,561
Net cash (used in) operating
activities                                  (6,086,218)         (5,312,817)        (9,681,616)        (8,884,666)

Cash flows from investing activities:
- see Cash Flow statement for full
details                                         (4,347)            (28,288)           (55,205)          (102,705)
Net cash (used in) investing
activities                                      (4,347)            (28,288)           (55,205)          (102,705)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)


Cash flows from financing activities:
- see Cash Flow statement for full
details                                      1,365,000                              1,365,000          9,961,838
Proceeds from loans                          9,063,750           8,314,300         12,711,838          2,750,000
Net cash provided by financing
activities:                                 10,428,750           8,314,300         14,076,838         12.711,838
Increase (decrease) in cash and
cash equivalents                             2,973,185           2,973,195          2,975,017          2,975,017
Cash and cash
equivalents-beginning of period                  1,832               1,832                  -                  -
Cash and cash equivalents-end of
period                                   $   2,975,017       $   2,975,017      $   2,975,017      $   2,975,017


Note H- SUBSEQUENT EVENTS

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

Costs and Expenses

From our inception through March 31, 2005, we have incurred losses of $66,980,059. These expenses were associated principally with equity-based compensation to employees and consultants, warrant revaluation, product development costs and professional services.

Selling, general and administrative expenses for the six month period ended March 31, 2005 compared to same period in 2004 increased $13.264 million or 242% to $22.581 million from $9.317 million in the prior period due to financing and related costs incurred during the March 2005 quarter.

Depreciation and Amortization

In the six month period ended March 31, 2005, depreciation and amortization increased $11,000 for the period compared to the same period in 2004 from $700 to $12,000.

Total Operating Expense

Total operating expenses during the six month period ended March 31, 2005 increased to $22.593 million from $9.318 million, or an increase of $13.275 million as a result of the combination of factors listed above.

Other income/expense

The Company realized a gain on revaluation of warrant liability of $10.776 million which compared to the six month period ended March 31, 2004 is an increase of $10.776 million.

Interest Expenses

Interest expense, for the six month period ended March 31, 2005 increased to $32,352 million from $663,000 in the same period of 2004, an increase of $31.689 million primarily resulting from $23.148 million initial warrant valuation charged to interest expense and $8.541 million in increased financing in 2005 as compared to 2004.

Net Loss

Net Loss for the six month period ended March 31, 2005 increased to $41.319 million from a loss of $9.979 million in the prior period as a result of the combination of factors described above.

 Liquidity and Capital Resources

From the Company's inception through ended March 31, 2005, the Company generated a net cash flow deficit from operating activities of $9,681,616, consisting primarily losses of $66,980,059, $12,372,461 of net losses from warrant revaluation, $24,797,434 in net stock issued for consulting services, $8,836,000 for beneficial conversion of convertible notes payable and warrants and $5,260,931 for warrants issued to consultants.

Cash used in investing activities totaled $4,347 for the six month period ended March 31, 2005, which was utilized for patent filings. Cash provided by financing activities for the same period totaled $9,063,750 consisting of $8,961,000 in proceeds notes and common stock and $103,000 from warrants and options.

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

 Since the conversion price will be less than the market price of the common stock at the time the secured convertible notes are issued, we are recognizing a charge relating to the beneficial conversion feature of the secured convertible notes during the quarter in which they are issued, including this quarter when $7,371,000 of secured convertible notes were issued.

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

Number of Employees

From our inception through the period ended March 31, 2005, we have primarily relied on the services of outside consultants for services. The Company has employment agreements with the Company's officers and certain employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

We Have a History Of Losses Which May  Continue,  Which May  Negatively   Impact
Our Ability to Achieve Our Business Objectives.

We incurred net losses of $19,358,259 for the year ended September 30, 2004 and $3,445,164 for the year ended September 30, 2003. For the six months ended March 31, 2005, we incurred a net loss of $44,165,025. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

Failure to Attract and Retain Qualified Scientific or Production Personnel Could Have a Material Adverse Effect On Us.

Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing are critical to our success. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining a qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there is no assurance that we will be able to continue to successfully attracting qualified personnel. In addition, our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production, and marketing will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would adversely affect our business as our ability to conduct research and development will be reduced or eliminated, resulting in fewer or no products for sale and lower revenues. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time.

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

On February 10, 2005, we issued 300,000 shares in exchange for debt valued at $150,000. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On February 22, 2005, we issued 716,500 shares in exchange for financial advisory services valued at $680,675. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On February 22, 2005, we issued 10,500 shares related to the repricing of a previous financing valued at $9,975. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

On March 1, 2005, we issued 13,202,000 shares in exchange for debt valued at $6,601,000. Such issuances were considered exempt from registration by reason of
Section 4(2) of the Securities Act of 1933.

On March 3, 2005, we issued 185,000 shares in exchange for employee services valued at $220,150. Such issuances were considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

32.2       Certification  pursuant  to 18  U.S.C.   Section  1350,   as  adopted
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


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