Form 10QSB/A
period 2005-06-30
APPLIED DNA SCIENCES INC
filed 2006-10-10
CIK 744452

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

                        Commission file number 002-90519

                           APPLIED DNA SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                               59-2262718
    --------------------------------------     --------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)


          25 Health Sciences Drive, Suite 113
               Stony Brook, New York                               11790
        --------------------------------------              --------------------
       (Address of Principal Executive Offices)                  (Zip Code)

                                  (631)444-6862
                                  -------------
              (Registrant's telephone number, including area code)



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

                                 Yes [_] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB/A (this "Amendment") amends the Quarterly Report of Applied DNA Sciences, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 15, 2005 (the "Original Filing"). This Amendment is being filed for the purpose of correcting errors in accounting for and the disclosing the issuance by the Company of common stock, warrants, and options to acquire the Company's common stock for services and in exchange for previously incurred debt. In addition the Company is correcting certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company Director.


We have not updated the information contained herein for events occurring subsequent to August 15, 2005, the filing date of the Original Filing.

                            APPLIED DNA SCIENCES, INC


            Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the
                      Quarterly Period Ending June 30, 2005

                                Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheet:
 June 30, 2005 (Unaudited)                                                   4

 Condensed Consolidated Statements of Losses:
 Three and nine Months Ended June 30, 2005
 and 2004  (Unaudited)  and the Period
 from September 16, 2002 (Date of Inception)
 Through June 30,
 2005 (Unaudited)                                                            5

 Condensed Consolidated Statement of
 Stockholder's Equity:
 For the Period from September 16, 2002
 (Date of Inception) Through June 30,
 2005 (Unaudited)                                                            6

 Condensed Consolidated Statements
 of Cash Flows:
 Nine Months Ended June 30, 2005
 and 2004 (Unaudited) and
 the Period from September 16, 2002
 (Date of Inception) Through June 30,
 2005 (Unaudited)                                                           18

 Notes to Unaudited Condensed Consolidated
 Financial Information:
 June 30, 2005                                                             20-40

 Item 2. Management Discussion and Analysis                                 41

 Item 3. Controls and Procedures                                            52

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   54

Item 2. Unregistered Sales of Equity
Securities and Use of Proceeds                                              54

Item 3. Defaults Upon Senior Securities                                     54

Item 4. Submission of Matters to a
Vote of Security Holders                                                    55

 Item 5. Other Information                                                  55

 Item 6. Exhibits                                                           55

Signatures                                                                  56

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A Development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    RESTATED
                                   (Unaudited)


                                ASSETS
                                                             June 30, 2005
                                                        ------------------------

Current assets:

    Cash and Equivalents                                $             1,192,465
                                                        ------------------------
    Total Current Assets                                              1,192,465

   Property, plant and equipment - Net
   of accumulated depreciation of
      $8,844 as of June 30, 2005                                         20,663
   Security Deposits                                                     56,850
   Patent Filing - Net                                                   24,753
                                                        ------------------------
   Total Assets                                         $             1,294,731
                                                        ========================

          LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities             $             1,038,025
   Accrued liabilities due related parties (Note C)                     136,474

   Note payable (Note C)                                                425,000
                                                        ------------------------
   Total Current Liabilities                                          1,599,499

Warrant Liability (Note D)                                            9,802,137

Commitments and contingencies (Note F)

Deficiency in stockholders' equity:
   Preferred Stock, par value $.001
   per share; 10,000,000 shares
      authorized; 60,000 issued and outstanding                               6
   Common Stock, par value $.001
   per share; 250,000,000 shares
      authorized; 66,411,025 shares
      issued and outstanding                                             66,412
   Common stock Subscription                                           (36,000)

   Common stock receivable                                              (1,000)
   Additional Paid-In-Capital                                        53,143,538
   Deficit Accumulated During Development Stage                    (63,279,861)
                                                            --------------------
   Total Deficiency in
   Stockholders' Equity                                            (10,106,905)
   Total Liabilities and
   Deficiency in Stockholders' Equity                   $             1,294,731
                                                        ========================

See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A development stage company)
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND LOSS
                                   (Unaudited)

                                                                                                                 September 16, 2002,
                                   For The Three Months Ended June 30      For The Nine Months Ended June 30     (Date of Inception)
                                                                                                                       through
                                        2005                2004                 2005              2004             June 30, 2005
                                    --------------    --------------        --------------    --------------       --------------
                                       RESTATED                                 RESTATED                              RESTATED

Operating expenses:
Selling, general and
administrative                      $    1,865,631    $    1,672,449        $   24,188,882    $   10,989,349       $   45,010,419
Research and Development                    88,870                --               345,958                --              584,493
Depreciation and amortization                3,160               351                15,187             1,053               18,348
                                    --------------    --------------        --------------    --------------       --------------
Total operating expenses                 1,957,661         1,672,800            24,550,027        10,990,402           45,613,260
                                    --------------    --------------        --------------    --------------       --------------
Operating loss                          (1,957,661)       (1,672,800)          (24,550,027)         ,990,402)         (45,613,260)


Net gain on revaluation
of warrant liability                     5,679,175                --            16,454,928                --           16,454,928


Other Income (expense)                         241                --                 3,415             1,385               29,800
Interest (expense)                         (21,557)         (558,333)          (32,373,143)       (1,221,245)         (34,151,329)
Income (taxes) benefit                          --                --                    --                --                   --
                                    --------------    --------------        --------------    --------------       --------------
Net income (loss)                   $    3,700,198    $   (2,231,133)       $  (40,464,827)   $  (12,210,262)       $ (63,279,861)
                                    ==============    ==============        ==============    ==============       ==============

Income(loss) per common share
(basic)                             $         0.06    $        (0.10)       $        (0.83)   $        (0.61)       $       (2.37)
                                    ==============    ==============        ==============    ==============       ==============

Income per common share
(fully diluted)                     $         0.04
                                    ==============

Weighted average shares
outstanding (basic)                     66,308,115        21,350,449            48,810,559        20,164,783           26,793,544
                                    ==============    ==============        ==============    ==============       ==============
Weighted average
share outstanding
(fully diluted)                        109,223,832
                                    ==============

See accompanying notes to unaudited condensed consolidated financial statements

                         APPLIED DNA SCIENCES, INC
                      (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                RESTATED
                               (Unaudited)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital     Stock    Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share          -         -      100,000  $      10  $       990  $     -   $        -   $       -    $   1,000

Net Loss                            -         -         -           -           -           -            -       (11,612)   (11,612)
                              --------- --------- ----------  ---------- -----------  --------- -----------  -----------  ----------

Balance at September 30, 2002       -   $     -      100,000  $      10  $       990  $     -   $        -   $   (11,612) $ (10,612)
                              ========= ========= ==========  ========== ===========  ========= ===========  ===========  ==========
Issuance of common stock in
connection with merger with
Prohealth Medical Technologies,
 Inc on October 1, 2002             -         -   10,178,352       1,015        -           -            -           -       1,015

Cancellation of Common stock
in connection with merger with
Prohealth Medical
Technologies, Inc on October
21, 2002                            -         -     (100,000)        (10)     (1,000)       -            -           -      (1,010)

Issuance of common stock in
exchange for services in
October 2002 at $ 0.65 per
share                               -         -      602,000          60      39,070        -            -           -      39,130

Issuance of common stock in
exchange for subscription in
November and December 2002
at $ 0.065 per share                -         -      876,000          88      56,852        -        (56,940)        -         -

Cancellation of  common stock
in January 2003 previously
issued  in exchange for
consulting services                 -         -     (836,000)        (84)    (54,264)       -         54,340         -          (8)

Issuance of common stock in
exchange for licensing services
valued at $ 0.065 per share in
January 2003                        -         -    1,500,000         150      97,350        -            -           -      97,500

Issuance of common stock in
exchange for consulting
services valued at $ 0.13 per
share in January  2003              -         -      586,250          58      76,155        -            -           -      76,213

Issuance of common stock in
exchange for consulting
services at $ 0.065 per share
in February 2003                    -         -        9,000           1         584        -            -           -         585

Issuance of common stock to
Founders in exchange for
services valued at $0.0001  per
share in March 2003                 -         -   10,140,000       1,014        -           -            -           -       1,014

Issuance of  common stock in
exchange for consulting
services valued at $2.50 per
share in March 2003                 -         -       91,060          10     230,624        -            -           -     230,634

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

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
                              ========= ========= ========== =========== =========== ========== =========== ===========  ==========

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                 RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                 RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                 RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                  RESTATED
                                (Unaudited)
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004             -        -        5,000       2,500        (212)      -          -              -         2,288

Common stock issued pursuant
to subscription at  $0.50 per
share in September 2004             -        -       40,000      20,000        -          -          -              -        20,000

Preferred shares converted to
common stock for consulting
services at $0.41 per share in
September 2004                   (4,000)     (4)    100,000      50,000       4,000       -          -              -        53,996

Preferred shares issued in
exchange for service at $25 per
share in September 2004          60,000       6        -           -      1,499,994       -          -              -     1,500,000

Fair value of 2,841,000 warrants
issued to non-employees and
consultants for services rendered
at approximately $.71 per warrant
in Septemberr 2004                  -        -         -           -      2,019,862       -          -              -     2,019,862


Net Loss                            -        -         -           -           -          -          -     (19,358,258) (19,358,258)
                                 ------  ------  ---------- ----------- -----------  -------  ---------   ------------  -----------
Balance at September 30, 2004    60,000  $    6  23,981,054 $11,990,527 $ 6,118,993  $    -   $  (1,000)  $(22,815,034) $(4,706,508)
                                 ======  ======  ========== =========== ===========  =======  =========   ============  ===========

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                  RESTATED
                                (Unaudited)
                                (Continued)

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


See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                 RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Warrants exercised at $0.10 per
share in February 2005              -         -       20,000      10,000      (8,000)       -            -           -       2,000

Common Stock issued in
settlement of debt at $0.33 per
share in February 2005              -         -      606,060     303,030    (103,030)       -            -           -     200,000

Warrants exercised at $0.10 per
share in February 2005              -         -       45,000      22,500     (18,000)       -            -           -       4,500

Common Stock issued in
exchange for related party debt
at $1.31 per share in February
2005                                -         -    1,500,000     750,000   1,215,000        -            -           -   1,965,000

Common Stock issued in
settlement of debt at $0.33 per
share in February 2005              -         -      278,433     139,217     (47,334)       -            -           -      91,883

Common Stock issued in
exchange for consulting services
at $1.17 per share in February
2005                                -         -       17,236       8,618      11,548        -            -           -      20,166

Common stock issued in
exchange for debt at $0.50 per
share in February 2005              -         -      300,000     150,000        -           -            -           -     150,000

Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005                    -         -      716,500     358,250     322,425        -            -           -     680,675

Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005                    -         -       10,500       5,250       4,725        -            -           -       9,975

Fair value of 55,000 warrants
issued to consultants for
services rendered at $.71 per
warrant in February 2005            -         -         -           -         72,017        -            -           -        72,017


Common stock issued in
exchange for debt at $0.50 per
share in March 2005                 -         -   13,202,000   6,601,000        -           -            -           -   6,601,000

Common Stock issued in
exchange for consulting
services at $1.19 per share
in March 2005                       -         -      185,000      92,500     127,650        -            -           -     220,150

Options exercised at $0.60 per
share in March 2005                 -         -      100,000      50,000      10,000        -            -           -      60,000

Common Stock issued in
exchange for consulting
services at $0.98 per share
in March 2005                       -         -    1,675,272     837,636     804,131        -            -           -   1,641,767

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

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

See accompanying notes to unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2005
                                RESTATED
                               (Unaudited)
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common Stock issued in
exchange for consulting services
at $0.75 per share in April 2005    -       -        850,000         850     636,650        -        -           -          637,500

Common Stock issued in
exchange for consulting services
at $0.33 per share in April 2005    -       -        500,000         500     164,500        -        -           -          165,000

Common Stock canceled during
April 2005, previously issued for
services rendered at $3.42 per
share                               -       -        (10,000)        (10)    (34,190)       -        -           -          (34,200)

Common Stock issued in
settlement of debt at $0.33 per
share in April 2005                 -       -         75,758          77      24,923   (25,000)      -           -               -

Common Stock issued in
exchange for consulting services
at $0.68 per share in April 2005    -       -         50,000          50      33,950        -        -           -           34,000

Proceeds received against
subscription Payable in June
2005                                -       -            -            -          -     118,000       -           -          118,000

Common Stock canceled in
June 2005, previously issued for
services rendered at $0.50 per
share                               -       -        (10,000)        (10)     (4,990)       -        -           -           (5,000)

Cancellation of previously
granted stock options granted
to employees for services
rendered, at exercise price
below fair value of common stock    -       -            -            -     (180,000)       -        -           -         (180,000)


Net Loss                            -       -            -            -           -         -        -     (40,464,827) (40,464,827)
                                 ------  -----   -----------  ----------  ----------   -------   ------    ------------ -----------
Balance at June 30, 2005         60,000      6    66,411,025      66,412  53,143,538   (36,000)  (1,000)   (63,279,861) (10,106,905)
                                 ======  =====   ===========  ==========  ==========   =======   ======    ============ ===========

See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                      For the
                                                                                                       period
                                                                                                      September
                                                                                                      16, 2002
                                                                                                      (date of
                                                                   For The Nine Months Ended         inception)
                                                                                                       through
                                                                    2005              2004         June 30, 2005
                                                              ---------------    --------------    ---------------
                                                                  RESTATED                            RESTATED
                                                              ---------------                      ---------------
Cash flows from operating activities:
Net loss from operating activities.......................     $   (40,464,827)   $  (12,210,262)   $   (63,279,861)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation.............................................              15,187             1,054             18,348
Organizational Expenses..................................                  --                --             88,500
Preferred Shares issued in exchange for service..........                  --                --          1,500,000
Warrants issued to consultants                                      3,241,068                --          5,260,930
Income attributable to re-pricing of warrants                     (16,454,929)                         (16,454,929)
Financing costs attributable to issuance of warrants               23,148,214                --         23,148,214
Amortization of beneficial conversion feature-convertible           8,836,000         1,219,444         10,461,000
notes....................................................
Fair value of common stock issued to related party in
excess of previously incurred debt                                  1,365,000                 -          1,365,000
Common stock issued in exchange for services ............          13,396,202         8,918,032         25,793,934
Common stock canceled-previously issued for services                 (181,298)         (285,575)          (466,873)
rendered.................................................

Changes in Assets and Liabilities:
Payments for security deposits                                        (33,291)          (23,559)           (56,850)
Increase in-other assets.................................                  --                --            (13,890)
Increase  in due related parties.........................             (20,631)               --            132,065

Increase (decrease) in accounts payable and accrued                  (833,465)          101,439            922,244
liabilities..............................................
Cash disbursed in excess of available....................                  --            17,870                 --
                                                              ---------------    --------------    ---------------
Net cash used in operating activities....................          (7,986,770)       (2,261,557)       (11,582,168)

Cash flows from investing activities:

Payments for patent filing...............................              (4,347)          (18,758)           (25,698)

Capital expenditures.....................................                  --           (29,507)           (29,507)
                                                              ---------------    --------------    ---------------
Net cash used in investing activities....................              (4,347)          (48,265)           (55,205)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost..........                  --                --            432,000
Proceeds from issuance of convertible notes..............           9,079,000           354,000          9,204,000
Proceeds from exercise  of options and warrants..........             102,750            87,000            343,750
Proceeds from loans......................................                  --         1,675,000          2,750,000
Advances from shareholders...............................                  --            34,004            100,088

Proceeds from related party advance......................                  --           (33,653)                --
                                                              ---------------    --------------    ---------------
Net cash provided by financing activities................           9,181,750         2,116,351         12,829,838

Net increase in cash and cash equivalents................           1,190,633          (193,471)         1,192,465
Cash and cash equivalents at beginning of period.........               1,832           193,471
                                                              ---------------    --------------
                                                                                                                --
Cash and cash equivalents at end of period...............     $     1,192,465    $           --    $     1,192,465
                                                              ===============    ==============    ===============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest.....................                  --                --                 --
Cash paid during period for taxes........................                  --                --                 --

Non-cash transactions:
Common stock issued for services.........................          13,396,202         8,918,032         25,793,934
Common stock issued in exchange for previously incurred debt        2,313,500                --          2,313,500
Common stock canceled-previously issued for services                 (181,298)         (285,575)          (466,873)
rendered.................................................
Common stock retired.....................................                  --                --                 --
Beneficial conversion feature attributed to convertible             8,836,000         1,219,444         10,461,000
notes....................................................
Preferred Shares in exchange for services................                  --                            1,500,000

Warrants issued to consultants...........................           3,241,068                --          5,260,930

Acquisition:
Common stock retained....................................                                 1,015              1,015
Assets acquired..........................................                                  (135)              (135)
                                                                                 --------------    ---------------
Total consideration paid.................................                                   880                880
                                                                                 --------------    ---------------
Organization expenses - note issued in exchange of shares                                                   88,500
retired..................................................

                                                                                                      For the
                                                                                                       period
                                                                                                      September
                                                                                                      16, 2002
                                                                                                      (date of
                                                                   For The Nine Months Ended         inception)
                                                                                                       through
                                                                    2005              2004         June 30, 2005
                                                              ---------------    --------------    ---------------
                                                                  RESTATED                            RESTATED
                                                              ---------------                      ---------------
Common stock issued in exchange for note payable.........                  --                --             88,500

See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.


Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2005, the Company has accumulated losses of $63,279,861.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary ProHealth Medical Technologies, Inc. Significant inter-company transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At June 30, 2005 property and equipment consist of:


Furniture                       $     29,507
Accumulated  depreciation            (8,844)
                                     -------

Net                             $     20,663

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E):

                                                                                                         For the
                                                                                                         Period
                                                                                                      September, 16
                                  For The                                                             2002 (Date of
                                   Three         For The Three     For The Nine     For The Nine        Inception
                                Months ended     Months ended      Months ended     Months ended         through
                                  June 30,         June 30,          June 30,         June 30,          June 30,
                                    2005             2004              2005             2004              2005
Net income (loss) - as
reported                          $3,700,198      $(2,231,133)     $(40,464,827)    $(12,210,262)     $(63,279,861)

Add: Total stock based
employee compensation
expense as reported under
intrinsic value method
(APB No. 25)                              --                --                --               --                --

Deduct: Total stock based
employee compensation
expense as reported under
fair value method (APB No.
123)                             (1,406,350)                --       (1,406,350)               --       (1,406,350)
                                 -----------      ------------       -----------    -------------       -----------

Net income (loss) - Pro
Forma                             $2,293,848      $(2,231,133)     $(41,871,177)    $(12,210,262)     $(64,686,211)
                                  ==========      ============     =============    =============     =============

Net income (loss)
attributable to common
stockholders - Pro Forma          $2,293,848      $(2,231,133)     $(41,871,177)    $(12,210,262)     $(64,686,211)
                                  ==========      ============     =============    =============     =============

Basic income (loss) per
share - as reported                    $0.06           $(0.10)           $(0.83)          $(0.61)           $(2.37)
                                      ======           =======           =======          =======           =======

Basic income (loss) per
share - Pro Forma                     $0.064           $(0.10)           $(0.86)          $(0.61)           $(2.42)
                                      ======           =======           =======          =======           =======

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)


Fully diluted income  per
share - as reported                    $0.04               N/A               N/A              N/A               N/A
                                      ======           =======           =======          =======           =======

Fully diluted income per
share - Pro Forma                      $0.03               N/A               N/A              N/A               N/A
                                      ======           =======           =======          =======           =======


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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

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

During the fiscal year ended September 30, 2004, the Company issued 5,149,472 shares of common stock, net of cancellation of 155,000 shares, in exchange for consulting services. The Company valued the shares issued at $8,787,315, net of cancellation of $408,575, which represents the fair value of the services received which did not differ materially from the value of the stock issued

During the fiscal year ended September 30, 2004, the Company issued 340,500 shares of common stock for shares previously subscribed at approximately $2.04 per share.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

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

 In December 2004 , the Company issued 5,796,785 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $1.44 per share for a total of $8,317,207, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In December , 2004, the Company issued 2,930,000 shares of common stock subscribed for cash at $0.50 per share pursuant to the exercise terms of a note payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder (See note D).

In January 2005, the Company received $2,500 in exchange for previously issued warrants to purchase the Company's common stock at $0.10 per share. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE B - CAPITAL STOCK (continued)

In February 2005, the Company issued 716,500 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.95 per share for a total of $ 680,675, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February 2005, the Company issued 10,500 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.95 per share for a total of $,9,975 which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE B - CAPITAL STOCK (continued)


In April 2005, the Company issued 160,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.80 per share for a total of $ 128,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In April 2005, the Company issued 40,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.80 per share for a total of $ 32,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In April 2005, the Company issued 850,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.75 per share for a total of $ 637,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In April 2005, the Company issued 500,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.33 per share for a total of $ 165,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In April 2005, the Company cancelled 10,000 shares previously issued for services valued at $34,200 in exchange for a cash settlement.

In April 2005, the Company retired $25,000 of convertible notes payable for 75,758 shares of common stock. The Notes are convertible into shares of our common stock at a price of $0.33 per share.

In April 2005, the Company issued 50,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.68 per share for a total of $ 34,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In June 2005, the Company cancelled 10,000 shares previously issued for services valued at $5,000.


In accordance with EITF 96-18 the measurement date to determine fair value was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued for consulting services at the rate which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

At June 30, 2005, notes payable are as follows:

                                                                                      June 30, 2005
                                                                                       (Unaudited)
                                                                                     ===============
Note payable,  unsecured,  related party,  payable from August 1, 2005, right to convert to restricted stock in lieu of cash, rate of interest 4%, 160,000 shares prior to October 31, 2005 or 180,000 shares after that date.
                                                                                             425,000
                                                                                     ===============
                                                                                             425,000

Less; current portion                                                                        425,000
Note Payable - long-term                                                             $            --
                                                                                     ===============

The Company issued 1,500,000 shares of its restricted common stock to a Company officer and Director in exchange for $600,000 of previously incurred debt. The debt was in the form of a promissory note.

The Company valued the shares at $1.31 per share for a total of $1,965,000, which represents the fair value of the common stock on the date of the exchange. The difference between the fair value of the common stock of $1,965,000 and the face value of the debt of $600,000 or $1,365,000, has been charged to current period interest expense.

The Company's officers have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. The amount of the advances due at June 30, 2005 was $136,474.

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

$ 1,465,000 Convertible Notes

Beginning in December, 2004, the Company sold a 10% convertible debenture in the aggregate amount of $1,465,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees ("Convertible Notes").

The Convertible Note's terms called for the debt to automatically convert at $.50 per share upon the filing a of a registration statement with the Securities and Exchange Commission.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,465,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in December 2004, the debt discount attributed to the beneficial conversion feature of $ 1,465,000 was charged to interest expense in its entirety during the six months ended June 30, 2005.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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


As a result, the Company is required to classify the above referenced warrants as derivative liabilities and mark them to market at each reporting date. The fair value of the warrants that were subject to registration reclassified as liabilities from additional paid in capital in February, 2005 totaled $3,108,851. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 148.66%, (3) risk-free interest rate of 3.21%, and (4) expected life of 3 years.

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

Revaluation of Warrant Liability

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants issued subject to registration rights as of June 30, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate from 3.67% to 3.72%, a volatility of 144.181% and a deemed fair value of common stock of $0.60, which was the closing price of the Company's common stock on June 30, 2005. The difference of $5,679,175 between the fair value of the warrants as of June 30, 2005 and the previous valuation as of March 31, 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

NOTE E - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

                                            Warrants Outstanding         Weighted                           Exercisable
                                                 Remaining                Average          Weighted           Weighted
         Exercise           Number              Contractual              Exercise           Average           Average
         Prices           Outstanding           Life (Years)              Price           Exercisable      Exercise Price
     ================    =============    ========================    ===============    =============    ================
          $0.10               105,464              4.04                   $0.10               105,464          $0.10
          $0.20                 5,000              3.39                   $0.20                 5,000          $0.20
          $0.50                50,000              4.27                   $0.50                50,000          $0.50
          $0.55             9,000,000              3.00                   $0.55             9,000,000          $0.55
          $0.60             9,132,000              3.89                   $0.60             9,132,000          $0.60
          $0.70               750,000              2.09                   $0.70               750,000          $0.70
          $0.75            17,727,000              4.24                   $0.75            17,727,000          $0.75
          $1.00               100,000              1.30                   $1.00               100,000          $1.00
                           36,869,464                                                      36,869,464
                         =============                                                   =============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

                                                Number of         Weighted Average
                                                  Shares           Price Per Share
 Outstanding at September 30, 2004              4,870,253                $0.63
 Granted                                       32,873,000                 0.71
 Exercised                                       (142,500)                0.10
 Canceled or expired                             (731,289)                0.60
                                          ----------------       --------------
 Outstanding at June 30, 2005                  36,869,464                $0.70
                                          ================       ==============

During the nine months ended June 30, 2005, the Company granted 6,118,500 warrants to non-employees in exchange for services and financing expenses.

The estimated fair value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate from 2.47 to 3.53%, a dividend yield of 0% and volatility from 65.7% to 148.7%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services and financing expenses was $3,241,069 for the nine months ended June 30, 2005.

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2005.

                           Options Outstanding                              Options Exercisable
                    ---------------------------------                   -----------------------------
                                         Weighted
                                          Average         Weighed                          Weighted
                                         Remaining        Average                          Average
      Exercise          Number          Contractual      Exercise          Number         Exercise
       Prices        Outstanding       Life (Years)        Price         Exercisable        Price
    -------------   ---------------    --------------    -----------    --------------    -----------
           $ .68         3,660,000                 7          $ .68         1,830,000         $ 1.35
    -------------   ---------------    --------------    -----------    --------------    -----------

                    ---------------    --------------    -----------    --------------    -----------
                         3,660,000                 7          $ .68         1,830,000         $ 0.60
                    ===============    ==============                   ==============    ===========

Transactions involving the Company's options issuance are summarized as follows:

                                                               Weighted
                                                                Average
                                                 Number        Price Per
                                               of Shares         Share
                                              -----------     ------------
Outstanding at October 1, 2004                         -           $    -
Granted                                          300,000             0.60
Exercised                                      3,660,000             1.35
Canceled or expired                            (300,000)            (.60)
                                              -----------     ------------
Outstanding at June 30,2005                    3,660,000           $ 1.35
                                              ===========     ============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

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

The weighted-average fair value of stock options granted to employees during the six months ended June 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2005               2004
                                                           ----               ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at  grant date          3.5%               N/A
           Expected stock price volatility                  85%               N/A
           Expected dividend payout                           -                 -
           Expected option life (in years)                  5.0               N/A

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $( 2,293,848) and $(0.06), respectively, for the nine months ended June 30, 2005.

NOTE F- COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On August 6, 2004 the Company retained Giuliani Partners, on a non-exclusive basis, to provide advice and assistance to the Company regarding issues associated with Applied DNA's proprietary DNA embedded security. On April 8, 2005 Giuliani Partners terminated the agreement with the Company. Total compensation paid to Giuliani Partners through June 30, 2005 was $1,250,000.

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

Litigation

Stern & Co. v. Applied DNA Sciences, Inc., Case No.: 05 CV 00202

Plaintiff Stern & Co. commenced this action against us in the United States District Court for the Southern District of New York on or about January 10, 2005. In this action, Stern & Co. alleges that it entered into a contract with us to perform media and investor relations for a monthly fee of $5,000 and stock options. Stern & Co. claims that we failed to make certain payments pursuant to the contract and seeks damages in the amount of $96,042.00. Although our time to answer the complaint has not expired, we dispute the allegations of the complaint in its entirety and intend on vigorously defending this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE F- COMMITMENTS AND CONTINGENCIES (continued)

Oceanic Consulting, S.A. v. Applied DNA Sciences, Inc., Index No.: 603974/04

Plaintiff Oceanic Consulting, S.A. commenced this action against us in the Supreme Court of the State of New York, County of New York. Oceanic Consulting, S.A. asserts a cause of action for breach of contract based upon the allegation that we failed to make payments pursuant to a consulting agreement. Oceanic Consulting, S.A. also asserts a causes of action in which it seeks reimbursement of its expenses and attorneys' fees. Oceanic Consulting, S.A. seeks damages in the amount of $137,500.00. Oceanic Consulting, S.A. moved for a default judgment, which we have opposed based upon Oceanic Consulting, S.A.'s failure to properly serve the complaint as well as our meritorious defenses. We intend on vigorously defending this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations

Crystal  Research  Associates,  LLC v. Applied DNA Sciences,  Inc.,  Docket No.:
L-7947-04

On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us in the Superior Court of New Jersey, Middlesex County. We intend to move to vacate the default judgment on various grounds. We dispute the allegations of the complaint and we intend to vigorously defend this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations


NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The accompanying financial statements for the three and nine months ended June 30, 2005 as well as the period September 16, 2002 (date of inception) through June 30, 2005 have been restated for the purpose of correcting errors in accounting for and the disclosing the issuance by the Company of common stock, warrants, and options to acquire the Company's common stock for services and in exchange for previously incurred debt. In addition the Company is correcting certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company Director.

Accordingly, the Company restated the financial statements as of and for the nine months ended June 30, 2005 by disclosing the effect of these errors in this amended Form 10-QSB/A.

The result of the June 30, 2005 Condensed Consolidated Balance Sheet restatement is to:
-     Increase liabilities by $54,951 for additional compensation expenses
- Reflect the reclassification of warrants from equity to liability resulting in a $9,802,137 increase to Warrant Liability compared to the previous filing.
- Reduced Additional Paid in Capital by $100,000 as a result of the $750,000 subscription adjustment and the $100,000 additional compensation recorded in the restatement
-     Increased Accumulated Deficit by $9,757,088
- Net Deficiency in Shareholder Equity decreased by $9,857,088 as the result of the combination of factors described above.

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Balance Sheet as of June 30, 2005.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

                                                                 For the Period Ended June 30, 2005
                                                                  (As Restated)      (As Reported)
   ASSETS                                                       $   1,294,731          1,294,731

   LIABILITIES AND  DEFICIENCY IN STOCKHOLDERS' EQUITY

    Total Current Liabilities                                       1,599,499          1,544,548

   Warrant Liability                                                9,802,137                  -

   Deficiency in  Stockholders' Equity:
    Preferred Stock                                                         6                  6
    Common Stock                                                       66,412             66,412
    Common Stock Subscription                                        (37,000)           (37,000)
    Additional Paid-In-Capital                                     53,143,538         54,355,065
    Deficit Accumulated During Development Stage                 (63,279,861)       (54,634,300)
    Total Deficiency in Stockholders' Equity                     (10,106,905)          (249,817)
                                                                -------------       ------------
    Total Liabilities and Deficiency in Stockholders'
   Equity                                                       $   1,294,731          1,294,731

For both the nine months ended as well as the period September 16, 2002 through June 30, 2005, the result of the June 30, 2005 Condensed Consolidated Income Statement restatement is to:
- Increase Selling, General and Administrative for compensation expense by $1,952,275, primarily from correction of warrant valuation issuance to non-employees.
- Reflect a net loss on the revaluation of warrants of $9,802,136 as a result of reclassifying warrants from equity to a liability for the nine months ended June 30, 2005 as well as the period September 16, 2002 through June 30, 2005. A net gain on the adjustment to fair value of the warrants of $5,679,175 for the three months ended June 30, 2005.

Net loss increased by $9,757,088 for the nine months ended as well as the period September 16, 2002 through June 30, 2005 as a result of the combination of factors described above. Net loss for the three months ended June 30, 2005 was reduced by $5,624,224 to a Net Income of $2,851,151.

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Income Statement as of June 30, 2005.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

                                                                                                  For the Period September 16, 2002
                          For the Three Months Ended June     For the Nine Months Ended June    (Date of Inception) Through June 30,
                                      30, 2005                           30, 2005                        30, 2005
                          (As Restated)     (As Reported)     (As Restated)     (As Reported)     (As Restated)      (As Reported)
Operating Expenses:
Selling general and
administrative             $  1,865,631     $   2,659,727     $  24,188,882     $  22,236,607     $  45,010,419      $  43,058,144
Research and development         88,870            88,870           345,958           345,958           584,493            584,493
Depreciation and
amortization                      3,160             3,160            15,187            15,187            18,348             18,348
                           -------------    -------------     -------------     -------------     -------------      -------------

Total Operating Expenses      1,957,661         2,751,757        24,550,027       22,597,752         45,613,260         43,660,985
                           ------------     -------------     -------------     -------------     -------------      -------------
Operating Loss               (1,957,661)       (2,751,757)      (24,550,027)      (22,597,752)      (45,613,260)       (43,660,985)

Net gain/(loss) on
revaluation of warrant
liability                     5,679,175                --        16,454,929                --        16,454,929                 --
Other income (expense)              241               241             3,415             3,415            29,800             29,800
Interest income
(expense)                       (21,557)          (21,557)      (32,373,143)       (9,224,929)      (34,151,329)       (11,003,115)
                           ------------     -------------     -------------     -------------    --------------      -------------

Net Income (Loss)          $  3,700,198     $  (2,773,073)    $ (40,464,827)    $ (31,819,266)    $ (63,279,861)     $ (54,634,300)
                           ============     =============     =============     =============     =============      =============
Net income (loss) per      $       0.06     $       (0.04)    $       (0.83)    $       (0.65)    $       (2.37)     $       (2.04)
common share-basic
                           ============     =============     =============     =============     =============      =============
Weighted average shares      66,308,115        66,298,115        48,810,559        48,806,398        26,793,544         26,793,544
outstanding-basic
Net income per common
share-fully diluted        $       0.04
                           ============
Weighted average shares
outstanding-fully
diluted                     109,223,832

     The result of the Cash Flow restatement is to:
     - Increase loss for the nine months June 30, 2005 by $8,645,561 as described above
     - Reflect the $9,802,137 warrant valuation and the $100,000 compensation expense revision within operating activities and adjust valuation of warrants issued to non-employees by $1,997,324

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

- Reflect $849,460 in common stock, subscription and Additional Paid in Capital revisions - see the summarized Other Operating Activities items within operating activities below
- Net cash flow used in operating activities decreased by $2,911,764 primarily as a result of equity revisions involving stock subscriptions as described in the above balance sheet restatement
- Net cash flow from financing activities decreased by $3,716,784 as a result of the combination of factors described above. See preceding comment.

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

                                                                             For the Period September 16, 2002
                                                                           (Date of Inception) Through June 30,
                                 For the Nine Months Ended June 30, 2005                    2005
                                    (As Restated)       (As Reported)         (As Restated)       (As Reported)
Cash Flows from operating
activities:

Net loss from operating
activities                          $ (40,464,827)      $ (31,819,266)      $   (63,279,861)      $ (54,634,300)
Summary of adjustments to
reconcile net loss to net cash
(used in) operating activities:

Change in fair value of
warrant liabilities                     6,693,285                   -             6,693,285                   -

Other operating activities -
see Cash Flow statement for
full details                           25,784,772          20,920,732            45,004,408          40,163,927
                                    -------------       -------------       ---------------       -------------
Net cash (used in) operating
activities                             (7,986,770)        (10,898,534)          (11,582,168)        (14,470,373)
                                    -------------       -------------       ---------------       -------------

Cash flows from investing
activities:
- see Cash Flow statement for
full details
Net cash (used in) investing
activities                                 (4,347)            (37,638)              (55,205)           (112,055)
                                    -------------       -------------       ---------------       -------------

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)

NOTE G - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

                                 For the Nine Months Ended June 30, 2005     For the Period September 16, 2002
                                                                           (Date of Inception) Through June 30,
                                                                                           2005
                                    (As Restated)       (As Reported)       (As Restated)         (As Reported)
Cash flows from financing
activities:
- see Cash Flow statement for
full details
Proceeds from loans                     9,181,750          12,898,534            12,829,838          15,774,893
                                     ------------       -------------       ---------------       -------------
Net cash provided by financing
activities
Increase (decrease) in cash
and cash
equivalents                             1,190,633           1,190,633             1,192,465           1,192,465
Cash and cash equivalents,
beginning of year                           1,832               1,832                     -                   -
                                     ------------       -------------       ---------------       -------------
Cash and cash equivalents, end
of year                             $   1,192,465       $   1,192,465       $     1,192,465       $   1,192,465
                                     ============       =============       ===============       =============

NOTE H- SUBSEQUENT EVENTS

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE H- SUBSEQUENT EVENTS (continued)

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


Costs and Expenses

From our inception through June 30, 2005, we have incurred losses of $63,279,861. These expenses were associated principally with equity-based compensation to employees and consultants, warrant revaluation, product development costs and professional services.

Selling, general and administrative expenses for the nine month period ended June 30, 2005 compared to same period in 2004 increased $13.200 million or 220% to $24.189 million from $10.989 million in the prior period due to financing and related costs incurred during the March and June 2005 quarters.

Research and Development

In the nine month period ended June 30, 2005, research and development increased to $346,000 from zero for the same period in 2004.

Depreciation and Amortization

In the nine month period ended June 30, 2005, depreciation and amortization increased to $15,000 from $1,000 for the same period in 2004.

Total Operating Expenses

Total operating expenses during the nine month period ended June 30, 2005 increased to $24.550 million from $10.990 million, or an increase of $13.560 million as a result of the combination of factors listed above.

Other income/expense

The Company realized a fiscal year to date gain from change in fair value of warrant liability of $16.455 million which compared to zero the same period in 2004.

Interest Expenses

Interest expense for the nine month period ended June 30, 2005 increased to $32.373 million from $1.221 million in the same period of 2004, an increase of $31.152 million primarily resulting from $23.148 million initial warrant valuation charged to interest expense and $8.004 million in increased financing in 2005 as compared to 2004.

Net Loss

Net Loss for the nine month period ended June 30, 2005 increased to $40.465 million from a net loss of $12.2 million in the nine months ended June 30, 2004 as a result of the combination of factors described above.

Liquidity and Capital Resources

For the nine month period ended June 30, 2005, we generated a net cash flow deficit from operating activities of $7,986,000, consisting primarily of fiscal year to date losses of $40,464,827, $16,454,929 in gain from warrant revaluation, $23,148,214 loss in initial warrant valuation, $13,396,202 in net stock issued for consulting services, $8,836,000 for beneficial conversion of convertible notes payable and warrants, $1,365,000 in stock issued for debt, $3,241,068 for warrants issued to consultants.

Cash used in investing activities totaled $4,347,which was utilized for patent filings. Cash provided by financing activities totaled $9,182,000 consisting of $9,079,000 in proceeds from common stock subscribed and $103,000 from warrants and options.

From our inception to June 30, 2005 we have incurred an operating cash flow deficit of $11,582,168. Cash flows used in investing activities was $55,205 during the period from September 16, 2002 (date of inception) through June 30, 2005. We met our cash flow requirements through the issuance of capital and other notes payable (net of repayments), private placement of our common stock and advances from our shareholders and officers.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $19,358,259 for the year ended September 30, 2004 and $3,445,164 for the year ended December 31, 2003. For the fiscal nine month period ending June 30, 2005, we incurred a net loss of $40,464,827. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

In their report dated January 11, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $22,815,034 during the period September 16, 2002 (date of inception) through September 30, 2004. In addition, we have a deficiency in stockholder's equity of $407,034. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our success depends to a significant extent upon the continued service of Mr. Jun-Jei Sheu, our Chairman of the Board of Directors, Mr. Peter Brocklesby, our President, Mr. Adrian Botash, our Chief Marketing Officer and Ms. Karin Klemm, our Chief Operating Officer and Interim Chief Financial Officer. We do not have employment agreements with Messrs. Sheu, Brocklesby, Botash or Klemm. Loss of the services of Messrs. Sheu, Brocklesby, Botash or Klemm could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs.Sheu, Brocklesby, Botash or Klemm. We are not aware of any other named executive officer or director who has plans to leave us or retire. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

    1 Establish and maintain a separate binder of all board authorized activities and a binder with forward looking "budget" of anticipated or contemplated activity for each of the following:

                   a. shares issued for services;

                   b. shares issued for employees;

                   c. warrant exercises;

                   d. option exercises;

                   e. authorized shares and warrant re-pricing;

                   f. shares issued in exchange for debt; and

                   g. upcoming ESOP grants and exercises;

    2 Require the signature of the principal executive and accounting officers for all issuances of securities;

    3   Require monthly review of share issuances compared to binders; and

    4   Authorize our transfer agent to handle   and track all warrants and ESOP
        grants.

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

32.2       Certification  pursuant  to 18  U.S.C.  Section  1350,  as    adopted
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-QSB report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              APPLIED DNA SCIENCES, INC.



Date: October 10, 2006                        By: /s/ JAMES A. HAYWARD
                                                 ---------------------
                                              James A. Hayward
                                              Chief Executive Officer (Principal
                                              Executive   Officer  and Principal
                                              Accounting Officer)