Form 10KSB/A
period 2005-09-30
APPLIED DNA SCIENCES INC
filed 2006-10-10
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the Fiscal Year Ended September 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Transition Period From _____ to _____

                        Commission File Number 002-90539

                           APPLIED DNA SCIENCES, INC.
             (Exact name of small business issuer as specified in its charter)

                   Nevada                               59-2262718
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)

     25 Health Sciences Drive, Suite 113
            Stony Brook, New York              11790            (631) 444-6862
            ---------------------              -----            --------------
(Address of principal executive office)    (Postal Code)     (Issuer's telephone
                                                                   number)

             Securities registered under Section 12(b) of the Exchange Act: None

             Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No [X]

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

Number of outstanding shares of the registrant's par value $0.001 common stock as of December 5, 2005: 112,380,392

                           APPLIED DNA SCIENCES, INC.
                        AMENDMENT NO. 1 ON FORM 10-KSB/A
                  For the Fiscal Year Ended September 30, 2005

                                EXPLANATORY NOTE
This Amendment No. 1 on Form 10-KSB/A ("Amendment No. 1") amends the Annual Report of Applied DNA Sciences, Inc. (the "Company") on Form 10-KSB for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission on January 12, 2006 (the "Original Filing"). This Amendment No. 1 is being filed for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of warrants to acquire the Company's common stock. In addition the Company is correcting certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company Director.

We have not updated the information contained herein for events occurring subsequent to January 12, 2006, the filing date of the Original Filing.


   Part I                                                                   Page

   Item 1.     Description of Business.                                       3

   Item 2.     Description of Property.                                      13

   Item 3.     Legal Proceedings.                                            13

   Item 4.     Submission of Matters to a Vote of Security Holders.          13

   Part II                                                                  Page

   Item 5.     Market for Common Equity and Related Stockholder Matters.     14

   Item 6.     Management's Discussion and Analysis or Plan of Operation.    14

   Item 7.     Financial Statements                                          32

   Item 8.     Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure.                                     33

  Item 8A.     Controls and Procedures.                                      33

  Item 8B.     Other Information.                                            33

  Part III                                                                  Page

   Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.            34

  Item 10.     Executive Compensation.                                       36

  Item 11.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                               37

  Item 12.     Certain Relationships and Related Transactions.               40

  Item 13.     Exhibits.                                                     41

  Item 14.     Principal Accountant Fees and Services.                       44


  Signatures.                                                                45

                                     PART I

Forward-looking Information

This  Annual  Report  on  Form  10-KSB/A   (including   the  section   regarding
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB/A. Additionally, statements concerning future matters are forward-looking statements.

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

The minimum guarantees that G. A. Corporate Finance, LLC must meet each year of the license agreement to retain the exclusive license for the technologies are as follows:

                   Year                  Minimum Guarantee
               --------------    ---------------------------------
                 1st year        $  50,000 gross purchase orders
                 2nd year        $ 150,000 gross purchase orders
                 3rd year        $ 300,000 gross purchase orders
                 4th year        $ 360,000 gross purchase orders
                 5th year        $ 432,000 gross purchase orders

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

Recent Developments

On July 15, 2005, we closed upon the stock purchase agreement with Biowell Technology Inc., a Taiwan corporation that was executed on January 28, 2005. Pursuant to the agreement, through our wholly-owned subsidiary, APDN (B.V.I.) Inc., a British Virgin Islands company, we acquired all of the issued and outstanding shares of Rixflex Holdings Limited, a British Virgin Islands company. Pursuant to an asset purchase agreement, Biowell Technology, Inc. transferred all of its intellectual property to Rixflex prior to our acquisition of Rixflex. In exchange for all of the issued and outstanding shares of Rixflex, we issued to the shareholders of Rixflex 36 million shares of our common stock.

The intellectual property governs the use of plant-derived, but biosynthetically modified DNA sequences to identify original commercial and consumer products, private and government documents, artwork and other items. The intellectual property uses synthetically created DNA fragments that have unique characteristics and one-of-a-kind sequences. Our proprietary DNA-embedded biotechnology solutions protect these items from counterfeiting, fraud, piracy, product diversion and unauthorized intrusions. Our technologies are applicable to a large percentage of global trade. The technologies offer a cost effective method to detect, deter, interdict and prosecute global counterfeiting organizations. Our platform may be integrated with pre-existing alternative anti-counterfeit technologies, such as inks, thread, labels, microchips, glues, paints and holograms. The intellectual property defines methods that tag and authenticate the DNA fragments to ensure that the product has not been tampered with or counterfeited.

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

                                      Minimum Annual Net Sales
       Country                             (Us Dollars)
--------------------------------------------------------------------------------

              Year 1       Year 2       Year 3       Year 4       Year 5
--------------------------------------------------------------------------------
AUSTRALIA     200,000      250,000      500,000      750,000      1,000,000
--------------------------------------------------------------------------------
AFGHANISTAN   ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
BANGLADESH    ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
BHUTAN        ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
BRUNEI        ZERO         100,000      250,000      400,000      500,000
--------------------------------------------------------------------------------
CAMBODIA      ZERO         100,000      250,000      400,000      500,000
--------------------------------------------------------------------------------
CHINA         1,000,000    2,000,000    4,000,000    6,000,000    8,000,000
--------------------------------------------------------------------------------
INDIA         500,000      1,000,000    2,000,000    3,000,000    4,000,000
--------------------------------------------------------------------------------
INDONESIA     500,000      1,000,000    2,000,000    3,000,000    4,000,000
--------------------------------------------------------------------------------
JAPAN         500,000      1,000,000    2,000,000    3,000,000    4,000,000
--------------------------------------------------------------------------------
SOUTH KOREA   250,000      500,000      1,000,000    2,000,000    4,000,000
--------------------------------------------------------------------------------
LAOS          ZERO         100,000      250,000      400,000      500,000
--------------------------------------------------------------------------------
MALAYSIA      ZERO         250,000      500,000      1,000,000    2,000,000
--------------------------------------------------------------------------------
MYANMAR       ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
PAKISTAN      ZERO         100,000      250,000      400,000      500,000
--------------------------------------------------------------------------------
PHILIPPINES   100,000      250,000      500,000      750,000      1,000,000
--------------------------------------------------------------------------------
SINGAPORE     ZERO         100,000      250,000      400,000      500,000
--------------------------------------------------------------------------------
SRI LANKA     ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
TAIWAN        250,000      500,000      1,000,000    2,000,000    4,000,000
--------------------------------------------------------------------------------
THAILAND      250,000      500,000      1,000,000    2,000,000    4,000,000
--------------------------------------------------------------------------------
VIETNAM       250,000      500,000      1,000,000    2,000,000    4,000,000
--------------------------------------------------------------------------------
UAE           ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
BAHRAIN       ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
CYPRUS        ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
IRAN          ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
IRAQ          ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
JORDAN        ZERO         100,000      250,000      500,000      750,000
--------------------------------------------------------------------------------
KUWAIT        ZERO         100,000      250,000      500,000      750,000
--------------------------------------------------------------------------------
LEBANON       ZERO         25,000       50,000       100,000      100,000
--------------------------------------------------------------------------------
OMAN          ZERO         100,000      250,000      500,000      750,000
--------------------------------------------------------------------------------
QATAR         ZERO         100,000      250,000      500,000      750,000
--------------------------------------------------------------------------------
SAUDI ARABIA  ZERO         500,000      1,000,000    2,000,000    4,000,000
--------------------------------------------------------------------------------
SYRIA         ZERO         100,000      250,000      500,000      750,000
--------------------------------------------------------------------------------
YEMEN         ZERO         100,000      250,000      500,000      750,000
--------------------------------------------------------------------------------

TOTAL         3,800,000    9,625,000    19,800,000   33,600,000   52,100,000
--------------------------------------------------------------------------------

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

Easy and Quick to Use -- With the advanced DNA testing kits and detection devices, a fast read-out can be obtained for on-site verification. The authentication process can be performed quickly. Quantitative or Real-time PCR methods can produce authentication in less than 15 minutes using portable devices. We are working to condense this time course.

Low Cost and High Accuracy -- Only a minimal amount of DNA is needed to provide forensic accuracy and proof of authenticity. It is a cost effective and secure method for authentication and t prevention of counterfeiting.

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

     DNA ink can be applied to:

     o General Company Use: trade marks, patents, company logos, important documents
     o Financial industry: currency, stocks, checks, bills, bonds, checks
     o Retail: event tickets, VIP tickets, clothing labels
     o Medicines: capsule and pill surface printing
     o Inner package: foil blister packs
     o Outer package: boxes, bottles
     o Fine Art and Collectibles: paintings, artifacts, antiques, stamps, coins, documents,
     o collectibles and memorabilia
     o Others: lottery tickets, inspection stamps, custom seals, passports, visas, etc.
Virtually any item that can be duplicated now can be protected with any of these DNA ink applications. The applications are cost-effective and can be adapted to any company's current branding, product tracking, or other anti-counterfeiting program.

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

Patent Name                         Application No.              Filed by                      Date Filed            Jurisdiction
------------------------------------------------------------------------------------------------------------------------------------
A Method of Utilizing Nucleic       089108443                    Biowell (1)                   March 17, 2000        Taiwan

Acids as
Markers for Product                 00107580.2                                                 May 18, 2000          China

Anti-Counterfeit Labeling and       09/832,048; published                                      April 9, 2001         United States
Verification                        20020187263-A1
------------------------------------------------------------------------------------------------------------------------------------
EppenLocker (A                      089204158                    Biowell (1)                   March 10, 2000        Taiwan
Leakage-Prevention Apparatus
of Microcentrifuge)
------------------------------------------------------------------------------------------------------------------------------------
Multiple Tube Structure for         089210575                    Biowell (1)                   June 20, 2000         Taiwan
Multiple in a Closed
Container
------------------------------------------------------------------------------------------------------------------------------------
Method for Processing               89111477                     Biowell (1)                   June 12, 2000         Taiwan
Multi-PCR in Closed Vessel
------------------------------------------------------------------------------------------------------------------------------------
Method for Mixing Nucleic           2002-294229                  Biowell (1)                   August 31, 2002       Japan
Acid in
Water Insoluble Media and           03007023.9                                                 March 27, 2003        European
Application Thereof                                                                                                  Patent Office
                                    92121973                                                   August 11, 2003       Taiwan
------------------------------------------------------------------------------------------------------------------------------------
Method for Hiding Secret            92121490                     Biowell (1)                   August 6, 2003        Taiwan
Message Carrying a DNA

Molecule and a Method for           pending                                                    August 6, 2003        China
Decoding the Secret Message
Hiding by thereof
------------------------------------------------------------------------------------------------------------------------------------
Method for Transferring             92119302                     Biowell (1)                   July 15, 2003         Taiwan
Giveback Funds by
Recognizing Plurality of            03150071.4                                                 July 31, 2003         China
Objects
------------------------------------------------------------------------------------------------------------------------------------
Anti-Counterfeit Chip               None                         Biowell (1)                   To be filed           Taiwan
Recognizing Device
------------------------------------------------------------------------------------------------------------------------------------
A System and Method for             60/463215                    Biowell (1)                   April 16, 2003        United States
Marking Textiles Using DNA                                       Applied DNA Sciences
------------------------------------------------------------------------------------------------------------------------------------
A System and Method for             2004/012031                  Applied DNA Sciences          April 15, 2004        United States
Marking Textiles Using
Nucleic Acids
------------------------------------------------------------------------------------------------------------------------------------
System and Method for               10/825968                    Applied DNA Sciences          January 21, 2004      United States
Authenticating Clients on a
Local Area Network Using
Nucleic Acids

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


EMPLOYEES

As of January  1, 2006,  we employ 5  full-time  employees,  of which two are in management and three are sales & marketing executives. We expect to add approximately 10 scientists and technical staff in R&D and product development in the first half of 2006. Our recent restructuring of management and staff has resulted in terminations and relocations of certain employees. We are negotiating the final elements of our restructuring in early 2006. These actions may cause short-term acrimony with our employees, but we believe that our relations with our current employees are good.

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

                     Fiscal 2005                   Fiscal 2004
                     ==========================    =========================

                     High             Low          High            Low
                     ===========    ===========    ==========    ===========
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

The identifiable intangible assets acquired and their carrying values at September 30, 2005 are:

                                                                                     Weighted
                                                                                      Average
                    Gross                                                          Amortization
                   Carrying        Accumulated                       Residual         Period
                    Amount        Amortization          Net           Value           (Years)
                 =============    ==============    =============   ===========    ==============
Amortizable
Intangible
Assets:

Intellectual
Property          $9,430,900        $336,818         $9,094,082              --           7

Patents             34,237           11,764            22,493                --           5

Total
Amortized
Identifiable
Intangible        $9,465,137        $348,582         $9,116,575              --         6.99
                 =============    ==============    =============
                                                                             --

Total amortization expense charged to operations for the year ended September 30, 2005 and 2004 were $346,825 and $1,756.

         Estimated amortization expense as of September 30, 2005 is as follows:

          2006                $   1,357,279
          2007                    1,357,279
          2008                    1,349,748
          2009                    1,347,271
          2010 and after          3,704,998

          Total               $   9,116,575

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

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

Costs and Expenses

 Selling,  general  and  administrative  expenses  for the twelve  months  ended
September 30, 2005 compared to 2004 increased 292% to $50.714 million from $17.342 million in the prior period. See a discussion of non cash items below in the Liquidity & Capital Resources section. Included within the $33.373 million increase compared to the twelve months ended September 30, 2005 is $14.689 million in expensed intellectual property acquisition costs occurring during the quarter ended September 30, 2005, $8.574 million in fund raising and consultant costs, $1.232 million in increased salaries and wages due to a greater number of employees, $777,000 in penalty shares related to the pending registration statement, $550,000 in higher royalty expense, $255,000 in higher facility rent as well as other expenses of $893,000.

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

Total operating expenses increased to $47.593 million from $17.583 million, or an increase of $30.01 million as a result of the combination of factors listed above.

Other Income/Expense

The Company realized a gain on revaluation of warrant liability which increased by $16.701 million from zero for each of the fiscal years ended September 30, 2005 and 2004, respectively.

Other income, for the twelve months ended September 30, 2005 increased to $5,000 from $1,000 in the same period of 2004, due primarily to the $3,000 of licensing fees received from Biowell during the quarter ended September 30, 2005.

Interest expense for the twelve months ended September 30, 2005 increased to $32.106 million from $1.776 million in the same period of 2004, an increase of $30.33 million. An increase of $27.266 million was related to a beneficial conversion feature related to the sale of convertible debt and attached warrants in the year ended September 30, 2005 and charged to interest. Additionally, we recorded $5.116 million and $7.82 million for additional debt and related warrants, respectively

Net loss for the twelve months ended September 30, 2005 increased to a loss of $67.110 million from a loss of $19.358 million in the prior period as a result of the combination of factors described above.

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

In 2005, we completed two sales of convertible debt. The first sale for $1.465 million was for $0.50 per share plus attached warrants for $0.75, while the second sale for $7.371 million was also for $0.50 per share plus attached warrants for $0.75. Of the $9.079 million in total proceeds from the equity sales, we used the proceeds to fund financing fees, consultants and public reporting costs, salaries and wages, royalties, research and development, facility costs as well as and general working capital needs. Proceeds of $102,750 resulting from the exercise of previously issued options occurred during the current period.

Substantially all of the real property used in our business is leased under operating lease agreements.

As of September 30, 2005, we had a working capital deficit of $2,936,929. For the year ended September 30, 2005, we generated a net cash flow deficit from operating activities of $9,140,000 consisting primarily of year to date losses of $67,109,519. Non cash equity adjustments included $16,701,000 in gain from warrant revaluation, $10,467,000 in private placement expense in excess of beneficial conversion feature, $8,836,000 for beneficial conversion amortization, $18,177,000 in net stock issued for consulting services, $14,689,000 in stock issued for intellectual property, $777,000 in penalty stock issued pursuant to a registration rights agreement, $1,365,000 in stock issued for debt, $3,241,068 for warrants issued to consultants. Finally, non cash depreciation and amortizations totaled $350,000 and net liabilities and other increased by $540,000. Cash provided by investing activities totaled $12,000, consisting of $16,000 of proceeds from the sale of furniture upon vacating the Los Angeles facility and $4,000 was utilized for patent expenses. Cash provided by financing activities for the year ended September 30, 2005 totaled $9,157,000 consisting of $9,079,000 in proceeds from subscribed stock, 103,000 in exercised options proceeds and $25,000 in note payable reduction.

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

Since the conversion price was less than the market price of the common stock at the time the secured convertible notes were issued, we recognized a charge relating to the beneficial conversion feature of the secured convertible notes during the year ended September 30, 2005, aggregating $1,465,000 and $7,371,000, respectively.

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

Risks Relating to Our Business:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $67,109,519 for the fiscal year ended September 30, 2005 and $19,358,259 for the fiscal year ended September 30, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

In their report dated October 21, 2005, our independent auditors stated that our financial statements for the year ended September 30, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $87,639,789 during the period September 16, 2002 (date of inception) through September 30, 2005. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

OUR ESEARCH AND DEVELOPMENT EFFORTS FOR NEW PRODUCTS MAY BE UNSUCCESSFUL.

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

Consolidated  Statement  of  Stockholders'  Equity  (Deficiency)
for the period September 16, 2002 (date of inception) to
September 30, 2005                                                     F-4--F-16

Consolidated Statements of Cash Flows for the years ended
September 30, 2005 and 2004 and the period September 16, 2002
(date of inception) to September 30, 2005                             F-17--F-18

Notes to Consolidated Financial Statements                            F-19--F-42

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Applied DNA Sciences, Inc.
Los Angeles, California

         We have audited the accompanying consolidated balance sheet of Applied DNA Sciences, Inc. (a development stage company) as of September 30, 2005 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2005 and the period September 16, 2002 (date of inception) through September 30, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied DNA Sciences, Inc. (a development stage company) at September 30, 2005 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2005 and the period September 16, 2002 (date of inception) through September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

         As discussed in Note L, the Company has restated the consolidated balance sheet as of September 30, 2005 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year ended September 30, 2005 and the period September 16, 2002 (date of inception) through September 30, 2005.


                  /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                    Russell Bedford Stefanou Mirchandani LLP


McLean, Virginia

October 21, 2005, except for Note K, as to which the date is November 30, 2005 and Note M, as to which date is September 15, 2006

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                    RESTATED

                                     ASSETS
Current Assets:
Cash                                                                                                            $            31,190
Accounts receivable and advances                                                                                             12,429
                                                                                                                --------------------
       Total Current Assets                                                                                                  43,619

Property, Plant and Equipment (Note A)                                                                                       12,750
Less: accumulated depreciation                                                                                              (4,686)
                                                                                                                --------------------
       Total Property, Plant and Equipment                                                                                    8,064

Other Assets:
Deposits                                                                                                                     14,262
Intangible assets:
Patents (net of accumulated amortization of $11,764) (Note B)                                                                22,493
Intellectual Property (net of accumulated amortization of $336,818) (Note B)                                              9,094,082
                                                                                                                --------------------
       Total Other Assets                                                                                                 9,130,837
                                                                                                                --------------------
                                                                                                                $         9,182,520
                                                                                                                ====================

                 LIABILITIES AND DEFICIENCY IN  STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities (Note C)                                                               $         2,570,119
Note payable- Related Party (Note E)                                                                                        410,429
                                                                                                                --------------------
    Total  Current  Liabilities                                                                                           2,980,548

Warrant Liability (Note D)                                                                                               13,673,574

Commitments and contingencies (Note J)

Deficiency In Stockholders' Equity : (Note F)
Convertible Preferred Stock, par value $0.001 per share; 10,000,000 shares
authorized; 60,000 shares issued and outstanding at September 30, 2005                                                            6
Common Stock, par value $0.001 per share; 250,000,000 authorized;
112,230,392 shares issued and outstanding at September 30, 2005                                                             112,230
Additional paid in capital                                                                                               82,320,715
Common stock subscribed                                                                                                      20,000
Deficit accumulated during development stage                                                                           (89,924,553)
                                                                                                                --------------------
Total deficiency in stockholders' equity                                                                                (7,471,602)
Total liabilities and deficiency in stockholders' equity                                                        $         9,182,520
                                                                                                                ====================

             See the accompanying notes to the financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                        CONSOLIDATED STATEMENTS OF LOSSES

                                                                                                                For the Period
                                                                                                              September 16, 2002
                                                       For the Year Ended        For the Year Ended          (Date Of Inception)
                                                          September 30,            September 30,            through September 30,
                                                              2005                                                   2005
                                                            RESTATED                    2004                       RESTATED
                                                     ---------------------   ----------------------       --------------------------
Operating expenses:
    General and administrative                       $          50,714,017   $          $17,341,563       $          71,535,604
    Research and Development                                       638,873                  238,535                     877,408
   Depreciation and Amortization                                   356,266                    3,161                     359,427
                                                     ---------------------   ----------------------       ---------------------
      Total expenses                                            51,709,156               17,583,259                  72,772,439
                                                     ---------------------   ----------------------       ---------------------
Loss from operations                                           (51,709,156)             (17,583,259)                (72,772,439)
                                                     ---------------------   ----------------------       ---------------------

Net gain/(loss) on revaluation of warrant liability             16,700,990                        -                  16,700,990

Other income(expense)                                                4,957                    1,385                      31,342
Interest (expense)                                             (32,106,310)              (1,776,385)                (33,884,446)
Income (taxes) benefit                                                   -                        -                           -
                                                     ---------------------   ----------------------       ---------------------
Net loss                                             $         (67,109,519)   $         (19,358,259)       $        (89,924,553)
                                                     =====================   ======================       =====================
Basic and diluted loss per common share (Note I)     $               (1.05)   $               (0.93)                      (2.53)
                                                     =====================   ======================       =====================
Weighted average common shares outstanding                      63,917,009               20,819,700                  35,590,871
                                                     =====================   ======================       =====================
See the accompanying notes to the financial statements

                         APPLIED DNA SCIENCES, INC
                      (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock canceled in July
2003, previously issued for
services rendered  at $2.50 per
share                               -         -      (24,000)         (2)    (59,998)       -          -           -       (60,000)

Common stock issued in
exchange for options exercised
at $1.00 in July 2003               -         -       20,000           2      19,998        -          -           -        20,000

Common stock issued in
exchange for exercised of
options previously subscribed at
$1.00 in July 2003                  -         -       10,000           1       9,999    (10,000)       -           -            -

Common stock issued in
exchange for consulting services
at approximately $2.38 per
share, August 2003                  -         -      172,500          17     410,915        -          -           -       410,932

Common stock issued in
exchange for options exercised
at $1.00 in August 2003             -         -       29,000           3      28,997        -          -           -        29,000

Common stock issued in
exchange for consulting services
at approximately $2.42 per
share, September 2003               -         -      395,260          40     952,957        -          -           -       952,997

Common stock issued in
exchange  for cash at $2.50 per
share-subscription
payable-September 2003              -         -       19,200          2       47,998    (48,000)       -           -            -

Common stock issued in
exchange for cash at $2.50 per
share pursuant to private
placement September 2003            -         -        6,400           1      15,999        -          -           -        16,000

Common stock issued in
exchange for options exercised
at $1.00 in  September 2003         -         -       95,000          10      94,991        -          -           -        95,001

Common stock subscription
receivable reclassification
adjustment                          -         -         -           -           -           -        2,600         -         2,600

Common Stock subscribed to
at $2.50 per share in September
2003                                -         -         -           -           -       300,000        -           -       300,000

Net Loss for the year
ended September 30, 2003            -         -         -           -           -           -          -    (3,445,164) (3,445,164)
                              --------- --------- ---------- ----------- ----------- ---------- ---------- -----------  ----------

Balance at September 30, 2003       -   $     -   17,811,082 $     1,781 $ 2,577,568 $  300,000 $      -   $(3,456,776) $ (577,427)
                              ========= ========= ========== =========== =========== ========== ========== ===========  ==========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004             -         -        5,000       2,500        (212)       -        -           -            2,288

Common stock issued pursuant
to subscription at  $0.50 per
share in September 2004             -         -       40,000      20,000        -           -        -           -           20,000

Preferred shares converted to
common stock for consulting
services at $0.41 per share in
September 2004                   (4,000)      (4)    100,000      50,000       4,000        -        -           -           53,996

Preferred shares issued in
exchange for service at $25 per
share in September 2004          60,000        6        -           -      1,499,994        -        -           -        1,500,000

Fair value of 2,841,000 warrants
issued to non-employees and
consultants for services rendered
at approximately $.71 per warrant
in September 2004                   -         -         -           -      2,019,862        -        -           -        2,019,862


Net Loss                            -         -         -           -           -           -        -     (19,358,258) (19,358,258)
                              --------- --------- ---------- ----------- -----------  --------  -------   ------------  -----------
Balance at September 30, 2004    60,000 $      6  23,981,054 $11,990,527 $ 6,118,993  $     -   $(1,000)  $(22,815,034) $(4,706,508)
                              ========= ========= ========== =========== ===========  ========  =======   ============  ===========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Warrants exercised
at $0.60 per share
in November 2004                    -         -       60,000      30,000       6,000     (4,000)         -           -      32,000

Beneficial Conversion discount
relating to Notes Payable           -         -         -           -      1,465,000        -            -           -   1,465,000

Common stock issued at $0.016 per
share in exchange for note payable
in December 2004                    -         -    5,500,000   2,750,000  (2,661,500)       -            -           -      88,500

Fair value of 6,063,500 warrants
issued to non employees and
consultants for services rendered
at $.52 per warrant in
October and December 2004           -         -         -           -      3,169,052        -            -           -   3,169,052

Warrants exercised at $0.10 per
share in January 2005               -         -       25,000      12,500     (10,000)       -            -           -       2,500

Common Stock issued in
settlement of debt at $0.33 per
share in January 2005               -         -    1,628,789     814,395    (276,895)       -            -           -     537,500

Warrants exercised at $0.10 per
share in January 2005               -         -       17,500       8,750      (7,000)       -            -           -       1,750

Common Stock issued in
settlement of debt at $0.33 per
share in January 2005               -         -    2,399,012   1,199,504    (407,830)       -            -           -     791,674

Common Stock issued in
exchange for consulting
services at $1.30 per share         -         -      315,636     157,818     252,508        -            -           -     410,326
in January 2005

Fair value of warrant liability
reclassed due to registration
rights granted in February 2005     -         -         -           -     (3,108,851)       -            -           -   (3,108,851)

Common Stock issued in
exchange for consulting
services at $1.44 per share
in February  2005                   -         -    5,796,785   2,898,393   5,418,814        -            -           -   8,317,207

Fair value of warrants issued to
consultants for services rendered
at $1.31 per warrant in
February 2005                       -         -         -           -         72,017        -            -           -      72,017

Common stock issued in
settlement of debt at  $0.50 per
share in February 2005              -         -    2,930,000   1,465,000        -      (125,000)         -           -   1,340,000

Common Stock issued in
settlement of debt at $0.33 per
share in February 2005              -         -       75,757      37,879     (12,879)       -            -           -      25,000

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

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

Common stock cancelled for
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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2005
                                RESTATED
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common Stock issued in
exchange for consulting
services at $0.94 per share
in July 2005                        -       -       121,985       121      168,217        -          -             -        168,338

Common Stock issued in
exchange for consulting
services at $0.48 per share
in August 2005                      -       -       250,000       250      119,750        -          -             -        120,000

Common Stock penalty shares
issued pursuant to pending SB-2
registration at $0.62 per share
in September 2005                   -       -       814,158       814      501,858        -          -             -        502,672

Common Stock penalty shares
issued pursuant to pending SB-2
registration at $0.70 per share
in September 2005                   -       -       391,224       391      273,466        -          -             -        273,857

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                   -       -       185,000       185      173,715        -          -             -        173,900

Common Stock returned in
September 2005, previously
issued for services rendered at
$0.40 per share                     -       -      (740,000)     (740)    (453,232)   56,000      1,000            -       (396,972)

Net Loss                            -       -           -          -           -         -           -    (67,109,519)  (67,109,519)
                                ------   -----  -----------  --------  -----------  --------  ---------  ------------   -----------
Balance as of September
30, 2005                        60,000   $   6  112,230,392  $112,230  $82,320,715  $ 20,000  $      -   $(89,924,553)  $(7,471,602)
                                ======   =====  ===========  ========  ===========  ========  =========  ============   ===========

See accompanying notes to the financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       For the Period
                                                                                                     September 16, 2002
                                                                                                          (Date of
                                                      For the Year Ended       For the Year Ended         Inception)
                                                         September 30,             September 30,      through September
                                                             2005                     2004                30, 2005
                                                           RESTATED                                       RESTATED
                                                       ---------------------------------------------------------------
Cash Flows from operating activities:
Net loss                                               $      (67,109,519)     $      (19,358,259)   $      (89,924,553)
Adjustments to reconcile net loss to net cash (used
in) operating activities:
Depreciation and amortization                                     350,107                   3,161               353,268
Organizational expenses                                                --                      --                88,500
Preferred shares issued in exchange for services                       --               1,500,000             1,500,000
Warrants issued  in exchange for services rendered              7,358,568               2,019,862             9,378,430
Income attributable to re-pricing of warrants                 (16,700,991)                                  (16,700,991)
Financing costs attributable to issuance of warrants           23,148,214                                    23,148,214
Amortization of beneficial conversion feature                   8,836,000               1,625,000            10,461,000
Debt in exchange for common stock at fair market
price                                                           1,365,000                                     1,365,000
Common stock issued: in exchange for  services
rendered                                                       18,176,641              10,105,382            30,574,373
Common stock issued: in exchange for intellectual
property                                                       14,689,100                      --            14,689,100

Common stock issued in connection with penalties
pursuant to registration                                          776,529                      --               776,529

Common stock canceled--previously issued for services
rendered                                                         (578,270)               (285,575)             (863,845)
Changes in assets and liabilities:
Increase in Accounts Receivable                                   (12,429)                     --               (12,429)
Security Deposits                                                   9,297                 (23,559)              (14,262)
Increase in--Other Assets                                              --                      --               (13,890)
Increase (decrease) in:                                                                                              --
Increase in due related parties                                  (111,943)                 20,000                40,753
Accounts payable and accrued liabilities                          663,748               1,301,710             2,419,457
                                                        ---------------------------------------------------------------
Net cash (used in) operating activities                        (9,139,948)             (3,092,278)          (12,735,346)

Cash flows from investing activities:

Acquisition (disposal) of property and equipment, net              16,757                 (29,507)              (12,750)
Payments for Patent Filing                                         (4,347)                (21,351)              (25,698)
                                                        ---------------------------------------------------------------
Net cash provided by (used in) investing activities                12,410                 (74,417)              (38,448)
Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                        --                      --               432,000
Proceeds from issuance of  convertible  debt                    9,079,000                 124,000             9,204,000
Proceeds from sale of options                                     102,750                  87,000               343,750
Repayment of debt                                                 (24,854)                                      (24,854)

See the accompanying notes to the financial statements.

                           APPLIED DNA SCIENCES, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                                       For the Period
                                                                                                     September 16, 2002
                                                                                                          (Date of
                                                       For the Year Ended      For the Year Ended        Inception)
                                                         September 30,            September 30,       through September
                                                              2005                   2004                 30, 2005
                                                            RESTATED                                      RESTATED
                                                       ----------------------------------------------------------------
Net advances from  (to)shareholders                                    --                  (9,504)             100,088
Proceeds from loans                                                    --               2,750,000            2,750,000
                                                       ----------------------------------------------------------------
Net cash provided by financing activities                       9,156,896               2,951,496           12,804,984
                                                       ----------------------------------------------------------------
Increase (decrease) in cash and cash
equivalents                                                        29,358                (191,640)              31,190
Cash and cash equivalents, beginning of year                        1,832                 193,471                   --
                                                       ----------------------------------------------------------------
Cash and cash equivalents, end of year                 $           31,190      $            1,832    $          31,190
                                                       ================================================================
Supplemental Information:
Cash paid during the period for interest               $               --      $               --    $              --
Cash paid during the year for taxes                                    --                      --                   --

Non--cash disclosures:
Common stock issued for services                       $       18,176,641      $       10,105,382    $      30,574,373
Common stock issued in exchange for intellectual
property                                               $        9,430,900      $               --    $       9,430,900
Common stock issued in exchange for
previously incurred debt                               $        3,109,533      $               --    $       3,109,533
                                                       ================================================================
Common stock issued for ESOP shares                    $        3,960,000      $               --    $       3,960,000
                                                       ================================================================
Common stock penalty shares issued pursuant to
Pending SB--2 registration                             $          776,529      $               --    $         776,529
                                                       ================================================================
Amortization of beneficial conversion feature          $        8,836,000      $        1,625,000    $      10,461,000
Common stock canceled--previously issued for
services rendered                                      $         (478,270)     $         (285,575)   $        (763,845)
                                                       ================================================================
Preferred shares issued in exchange for
service at $25 per share in September 2004             $               --      $        1,500,000    $       1,500,000
                                                       ================================================================
Fair value of warrants issued to consultants
for services                                           $        7,358,568      $        2,019,862    $       9,378,430
                                                       ================================================================
Acquisition:
Common stock retained                                                          $               --    $           1,015
Assets acquired                                                                                --                 (135)
                                                                               ----------------------------------------
Total consideration paid                                                       $               --    $             880
                                                                               ========================================
Organization expenses-- note  issued in
exchange of  shares retired                                                    $               --    $          88,500
                                                                               ========================================

See the accompanying notes to the financial statements

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2005, the Company has accumulated losses of $89,924,553.

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

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based 3employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2005 and for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

                                                                                                                    For the Period
                                                                                                                     September, 16
                                                                                                                     2002 (Date of
                                                                                For The Year       For The Year        Inception
                                                                                ended Sept 30      ended Sept 30        through
                                                                                    2005               2004          Sept 30,2005
                                                                               ----------------   ----------------  ----------------
Net loss - as reported                                                         $  (67,109,519)    $  (19,358,259)   $  (89,924,553)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method ( APB No. 25)                                                         -                  -                 -

Deduct: Total stock based employee
compensation expense as reported under
fair value method ( APB No. 123)                                                   (1,406,350)                  -       (1,406,350)
                                                                               ----------------   ----------------  ----------------
Net loss - Pro Forma                                                           $  (68,515,869)    $  (19,358,259)   $  (91,330,908)
                                                                               ================   ================  ================
Net loss attributable to common
stockholders - Pro Forma                                                       $  (68,515,869)    $  (19,258,259)   $  (91,330,908)
                                                                               ================   ================  ================

Basic (and assuming dilution) loss
per share - as reported                                                        $        (1.05)    $        (0.93)   $        (2.53)
                                                                               ================   ================  ================
Basic (and assuming dilution) loss
per share - Pro Forma                                                          $        (1.08)    $        (0.93)   $        (2.57)
                                                                               ================   ================  ================

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $89,924,553 during the period September 16, 2002 (date of inception) through September 30, 2005. The Company's current liabilities exceeded its current assets by $2,936,929 as of September 30, 2005.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - ACQUISITION OF INTANGIBLE ASSETS (continued)

The purchase price has been allocated as follows:

Amortizable intangible assets acquired is comprised of :

Developed core technologies                                          $ 2,260,900
Developed product technologies                                         7,170,000
                                                                       ---------
Total amortizable intangible assets                                  $ 9,430,900
Transaction costs                                                     14,869,100
                                                                      ----------
Total purchase price                                                 $24,120,000
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

The identifiable intangible assets acquired and their carrying value at September 30, 2005 are:

                                                                                                                         Weighted
                                                          Gross                                                           Average
                                                         Carrying        Accumulated                     Residual       Amortization
                                                          Amount         Amortization         Net          Value           Period
                                                                                                                           (Years)
Amortizable
 Intangible
 Assets:
Trade secrets  and
developed
technologies                                            $ 9,430,900      $ 336,818        $ 9,094,082            -                 7
Patents                                                      34,237         11,764             22,493            -                 5
                                                        -----------      ---------        -----------     --------           -------
Total
 Amortized
 Identifiable
 Intangible Assets                                       $9,465,137       $348,582         $9,116,575            -              6.99

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

Total amortization expense charged to operations for the year ended September 30, 2005 and 2004 were $ 346,825 and $1,756 respectively.

Estimated amortization expense as of September 30, 2005 is as follows:

         2006                        $ 1,357,279
         2007                          1,357,279
         2008                          1,349,748
         2009                          1,349,271
         2010 and after                3,704,998
                                     -----------
         Total                       $ 9,116,575
                                     ===========

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2005 are as follows:

         Accounts payable                                             $  345,849
         Accrued consulting fees                                       1,202,795
         Accrued taxes                                                   260,523
         Other accrued expenses (see Note E)                             760,952
                                                                      ----------
             Total                                                    $2,570,119
                                                                      ==========

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

$ 1,675,000 Convertible Notes

Convertible notes payable ("Bridge Unit Offering") in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9 month anniversary date of the initial closing of the offering or the completion of any equity financing of $3,000,000 or more; the Company, at its sole discretion may prepay principal at any time without penalty. The Bridge Unit Offering Notes, along with accrued and unpaid interest were converted to an aggregate of 4,988,051 shares of the Company's common shares at a price equal to approximately $. 33 per share during the quarter ended March 31, 2005.

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

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 2,930,000 shares of the Company's common stock in February, 2005.

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,465,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in February, 2005, the debt discount attributed to the beneficial conversion feature of $1,465,000 was charged to interest expense in its entirety during the year ended September 30, 2005.


In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued a warrant in February, 2005 that has registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $3,845,039 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 148.66%, (3) risk-free interest rate of 3.21%, and (4) expected life of 3 years.


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

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

$ 7,371,000 Convertible Notes

In January and February, 2005, the Company sold a 10% convertible debenture in the aggregate amount of $7,371,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees ("Convertible Notes").

The Convertible Note's terms called for the debt to automatically convert at $.50 per share upon the filing of a registration statement with the Securities and Exchange Commission.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $ 7,731,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in February, 2005, 2005, the debt discount attributed to the beneficial conversion feature of $ 7,371,000 was charged to interest expense in its entirety during the year ended September 30, 2005.

In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued a warrant that has registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $19,303,175 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 152.59%, (3) risk-free interest rate of 3.67%, and (4) expected life of 5 years.

Revaluation of Warrant Liability

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants issued subject to registration rights as of September 30, 2005 using the Black-Scholes option pricing model (see Note G). Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company did apply a risk free interest rate of 4.18%, a volatility of 155.91% and a deemed fair value of common stock of $0.57, which was the closing price of the Company's common stock on September 30, 2005. The difference of $16,700,991 between the fair value of the warrants as of September 30, 2005 and the previous valuation as of February , 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE E - RELATED PARTY TRANSACTIONS

At September 30, 2005, notes payable are as follows:

Note payable, unsecured, related party, payable from August 1, 2005,              $410,429
right to convert to restricted stock in lieu of cash, rate of interest
2%, 160,000 shares prior to October 31, 2005 or 180,000 shares after that date.  Since September 2005, the Company has made no payments and
                                                                                  ---------
is now in default.

Less: current portion                                                              410,429
                                                                                  ---------

                                                                                   410,429
                                                                                  ---------
Note payable - long-term                                                          $     --

On October 18, 2005, Maureen Huppe, a Company shareholder obtained a judgment in Los Angeles County, California against Lawrence Lee, director of the Company, for short swing profits as a result of trading Company shares. Per the judgment, Mr. Lee is obligated to reimburse the Company $245,911 in damages plus legal fees. In addition, the Company owes Mr. Lee $35,162 in outstanding accrued liabilities. In offsetting the outstanding liability against the pending reimbursement, the Company is seeking approximately $211,000 from Mr. Lee. The Company will recognize the reimbursement upon receipt of the funds from Mr. Lee.

In February, 2005, the Company issued 1,500,000 shares of its restricted common stock to a Company officer and Director in exchange for $600,000 of previously incurred debt. The debt was in the form of a promissory note.

The Company valued the shares at $1.31 per share for a total of $1,965,000, which represents the fair value of the common stock on the date of the exchange. The difference between the fair value of the common stock of $1,965,000 and the face value of the debt of $600,000 or $1,365,000 has been charged to current period interest expense.

The Company's current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. The amount of the advances due at September 30, 2005 was $52,662 and is included in accounts payable and accrued expenses (see Note C).

NOTE F - CAPITAL STOCK

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

The preferred stock is convertible at the option of the holder into common stock at the rate of twenty-five (25) shares of common for every one share of preferred at the option of the holder .

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE F - CAPITAL STOCK (continued)

Preferred and Common Stock Transactions During the Year Ended September 30, 2003

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

In November 2002, the Company issued 876,000 shares of common stock in exchange for subscription at approximately $ 0.065 per share.

In January 2003, the Company issued 1,500,000 shares of common stock in exchange for a licensing agreement (see Note J). The Company valued the shares issued at approximately $ .065 per share, which represents the fair value of the license received which did not differ materially from the value of the stock issued. The Company charged the cost of the license to operations.

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

In connection with the Company's acquisition of ProHealth, the controlling owner of ProHealth granted the Company an option to acquire up to 8,500,000 shares of the Company's common stock in exchange for $100,000. The option expires on December 10, 2004. On June 30, 2003, the Company exercised its option and acquired 7,500,000 common shares under this agreement in exchange for an $88,500 convertible promissory note payable to the former controlling owner. The Company has an option through December 10, 2004 to acquire the remaining 1,000,000 shares from the former controlling owner in exchange for $11,500. On June 30, 2003, the Company retired the 7,500,000 shares common acquired pursuant to the option agreement.

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

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE F - CAPITAL STOCK (continued)

Preferred and Common Stock Transactions During the Year Ended September 30, 2004

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

Preferred and Common Stock Transactions During the Year Ended September 30, 2005

During the fiscal year ended September 30, 2005, the Company issued 11,040,647 shares of common stock, net of cancellation of 2,329,600 shares, in exchange for consulting and employee services. The Company valued the shares issued at $13,008,371, net of cancellation of $1,328,269, which represents the fair value of the services received which did not differ materially from the value of the stock issued

During the fiscal year ended September 30, 2005, the Company issued 1,500,000 shares of common stock for shares previously subscribed at approximately $.54 per share.

During the fiscal year ended September 30, 2005, the Company issued 267,500 shares of common stock for warrants and options exercised at approximately $0.39 per share

In October 2004, the Company issued 500,000 shares of common stock in exchange for debt at $0.50 per share.

In December 2004, the Company issued net 5,500,000 shares of common stock for default as per terms of notes payable for $88,500. Out of total, 3,500,000 shares were retained in escrow on behalf of another party for future deferred compensation.

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE F - CAPITAL STOCK (continued)

In February 2005, the Company in exchange for a related party note in the outstanding principal amount of $600,000 and as settlement for certain claims related thereto issued 1,500,000 shares of common stock using a price of $1.31 per share. (See note E)

In July 2005, the Company issued 36 million shares in exchange for intellectual property at approximately $0.67 per share for a total of $24,120,000. The value of the acquired intangible assets was established at $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction. (See Note B)

During the year ended September 30, 2005, the Company issued 8,550,000 shares of its common stock without restriction to employees in exchange for services rendered. The Company valued the shares issued at market value and charged operations in the period the shares were issued. The Company is investigating the circumstances surrounding the issuance of the shares and the possible subsequent resale of certain of the shares on the open market and the possibility of violations of securities laws (see Note J).

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Note D). In connection with the $1,465,000 and $7,371,000 million convertible debt financing, the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005. Since the registration was not effective by July 2005, the Company has been accruing the charging to operations the stipulated liquidated dames in shares of Company's common stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. During the year ended September 30, 2005, the Company has paid and charged to operations penalties of $776,529 in the form of 605,382 unregistered shares of its common stock to the former note holders.


NOTE G - STOCK OPTIONS AND WARRANTS

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

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

                                                                                                                     Warrants
                                           Warrants Outstanding                                                     Exercisable
                                              Weighted Average             Weighed                                    Weighted
                       Number              Remaining Contractual           Average          Number                    Average
Exercise                                                                  Exercise                                    Exercise
Prices               Outstanding                Life (Years)                Price           Exercisable                Price
-------------       --------------        -------------------------       -----------       --------------          -------------
   $0.10                  105,464                   3.79                  $     0.10              105,464           $       0.10
   $0.20                    5,000                   3.13                  $     0.20                5,000           $       0.20
   $0.50                   50,000                   4.02                  $     0.50               50,000           $       0.50
   $0.55                9,000,000                   2.72                  $     0.55            9,000,000           $       0.55
   $0.60                9,132,000                   3.63                  $     0.60            9,132,000           $       0.60
   $0.70                  750,000                   1.84                  $     0.70              750,000           $       0.70
   $0.75               17,727,000                   4.00                  $     0.75           17,727,000           $       0.75
   $1.00                  100,000                   1.04                  $     1.00              100,000           $       1.00
                       ----------                                                              ----------
                       36,869,464                                                              36,869,464

Transactions involving warrants are summarized as follows:

                                                         Weighted Average Price
                                  Number of Shares             Per Share
Balance, September 30, 2003                 383,500        $           1.38
                                  ------------------       -----------------
Granted                                   4,574,753                    0.58
Exercised                                   (88,000)                   1.00
Canceled or expired                              --                      --
                                  ------------------       -----------------
Balance,  September 30, 2004              4,870,253        $           0.63
                                  ------------------       -----------------
Granted                                  32,873,000                    0.67
Exercised                                  (142,500)                   0.10
Canceled or expired                        (731,289)                   0.60
                                  ------------------       -----------------
Balance, September 30, 2005              36,869,464        $           0.67
                                  ------------------       -----------------


In July 2005, the Company consummated an agreement with Trilogy Capital Partners, Inc. and Joff Pollon ("Trilogy" and "Pollon") to provide marketing services to the Company for a term of one year, and terminable thereafter by either party upon 30 days prior written notice. In connection with the agreement, the Company agreed to pay Trilogy a monthly fee of $12,500. The Company also issued to Trilogy and Pollon warrants purchasing an aggregate of 9,000,000 shares of common stock at $0.55 per share, exercisable for a period of three years from issuance. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability of $4,117,500 and charged to operations as consulting fees.
 Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 155.3%, (3) risk-free interest rate of 3.82%, and (4) expected life of 3 years.

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants as of September 30, 2005 using the Black-Scholes option pricing model. The difference between the fair value of the warrants as of September 30, 2005 and the previous valuation as of July, 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

During the quarter ended December 31, 2004, the Company granted 6,063,500 warrants to non employees in exchange for services and financing expenses. The estimated fair value of the compensatory warrants granted to the non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 2 to 5 years, a risk free interest rate from 2.47% to 3.53%, a dividend yield of 0% and volatility from 65.7% to 148.7%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services and financing expenses was $3,169,052 for the quarter ended December 31, 2004.

During the quarter ended March 31, 2005, the Company granted 55,000 warrants to non employees in exchange for services. The estimated fair value of the compensatory warrants granted to the non employees in exchange for services was determined using the Black-Scholes pricing model with the following assumptions: contractual term of 5 years, a risk free interest rate of 3.67%, a dividend yield of 0% and volatility of 152.59%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $72,017 for the quarter ended March 31, 2005

During the year ended September 30, 2004, the Company granted 2,841,000 warrants to non-employees and consultants in exchange for the services. The estimated fair value of the compensatory warrants granted to the non-employees in exchange for services was determined using the Black-Scholes pricing model with the following assumptions: contractural term of 2-5 years, a risk free rate of 3.0% to 3.4%, a dividend yield of 0% and volatility of 65.7% to 74.78%. The amount of expenses charged to operations in exchange for services was $2,019,862 for the year ended September 30, 2004.


The aggregate amounts of the expense charged to operations for compensatory warrants granted in exchange for services and financing expenses was $7,358,569 and $2,019,862, respectively, for the years ended September 30, 2005 and 2004.

Employee Stock Options


The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

         Options Outstanding                      Options Exercisable

                            Weighted
                             Average      Weighted                      Weighted
                            Remaining      Average                       Average
    Exercise   Number     Contractual     Exercise      Number          Exercise
    Prices   Outstanding  Life (Years)     Price      Exercisable          Price
  $  0.68    3,660,000      4.75          $  0.68      2,745,000        $   0.68

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

                                    Number of          Weighted Average Exercise
                                     Shares                 Price Per Share
Outstanding at October 1, 2004               -                $      -
      Granted                        3,660,000                    0.68
      Exercised                              -                       -
      Cancelled or expired                   -                       -
                                    ----------                --------
Outstanding at September 30, 2005    3,660,000                $   0.68

The weighted-average fair value of stock options granted to employees during the year ended September 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                             2005               2004
                                                                             ----               ----
      Significant assumptions (weighted-average):
           Risk-free interest rate at  grant                                 3.5%               N/A
       date
           Expected stock price volatility                                    85%               N/A
           Expected dividend payout                                           --                 --
           Expected option life (in years)                                     5                N/A

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $68,515,869 and $(1.08), respectively, for the year ended September 30, 2005. There were no options issued in 2004.

During the quarter ended March 31, 2005, the Company granted an aggregate of 300,000 stock options to directors that vested immediately. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. Compensation expense of $180,000 was charged to operations during the period ended March 30, 2005. In the quarter ended June 30, 2005, the Company canceled the unexercised 300,000 stock options and credited expense for the previously recorded $180,000 in compensation.

NOTE H - INCOME TAXES

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

At September 30, 2005, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $72,000,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2005 are as follows:

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE H - INCOME TAXES (continued)


Non current:
Net operating loss carryforward                  $24,400,000
                                                 ------------
Valuation allowance                              (24,400,000)
                                                 ------------
Net deferred tax asset                           $        --
                                                 ------------

NOTE I-LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                     RESTATED
                                                 For the Year Ended        For the Year Ended
                                                 September 30, 2005        September 30, 2004
                                                --------------------       ------------------
Loss available for common shareholders          $      ($67,109,519)       $     (19,358,259)
                                                --------------------       ------------------
Basic and fully diluted loss per share          $            ($1.05)       $           (0.93)
                                                --------------------       ------------------
Weighted average common shares outstanding                63,917,009              20,819,700

Net loss per share is based upon the weighted average of shares of common stock outstanding

NOTE J- COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On August 6, 2004 the Company retained Giuliani Partners, on a non-exclusive basis, to provide advice and assistance to the Company regarding issues associated with Applied DNA's proprietary DNA embedded security. On April 8, 2005 Giuliani Partners terminated the agreement with the Company. Total compensation paid to Giuliani Partners through September 30, 2005 was $1,250,000.

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

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE J- COMMITMENTS AND CONTINGENCIES (continued)

Litigation

In January, 2005, Stern & Co. commenced this action against the Company in the United States District Court for the Southern District of New York. In this action, Stern & Co. alleges that it entered into a contract with us to perform media and investor relations for a monthly fee of $5,000 and stock options. Stern & Co. claims that we failed to make certain payments pursuant to the contract and seeks damages in the amount of $96,042. We answered the complaint on May 12, 2005, denying Stern & Co.'s allegations and we asserted a number of defenses. This action is in the early stages of discovery and we intend to vigorously defend this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In November, 2004, Oceanic Consulting, S.A. commenced this action against the Company in the Supreme Court of the State of New York, County of New York. Oceanic Consulting, S.A. asserts a cause of action for breach of contract based upon the allegation that we failed to make payments pursuant to a consulting agreement. Oceanic Consulting, S.A. also asserts a causes of action in which it seeks reimbursement of its expenses and attorneys' fees. Oceanic Consulting, S.A. seeks damages in the amount of $137,500.00. Oceanic Consulting, S.A. moved for a default judgment, which we have opposed based upon Oceanic Consulting, S.A.'s failure to properly serve the complaint as well as our meritorious defenses. Thereafter, Oceanic Consulting, S.A. agreed to withdraw its motion for a default judgment and accepted service of our answer on May 23, 2005. We dispute the allegations of the complaint. This action is in the early stages of discovery and we intend to vigorously defend this matter. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In April, 2005, Crystal Research Associates, LLC obtained a default judgment against the Company for $13,000 in the Superior Court of New Jersey, Middlesex County. We intend to move to vacate the default judgment on various grounds. We dispute the allegations of the complaint and we intend to vigorously defend this matter.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Franchising and Distribution Agreements

In connection with the acquisition of certain intellectual properties from Biowell (see Note B) , the Company terminated the October 2002 license agreement with Biowell, replacing it with a new license agreement granting Biowell an exclusive license in selected Asian countries for an initial period through December 31, 2010. If Biowell meets its performance goals, the license agreement extends for an additional five year term. Sub-license payments due to the Company are 50% for all fees, payments and consideration received. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Under this agreement, the Company recognized $3,129 in revenues in this year ended September 30, 2005.

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

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE J- COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space under operating lease in Los Angeles, California for its corporate use from an entity controlled by significant former shareholder, expiring in November 2006. In November 2005, the Company vacated the Los Angeles facility to relocate to the new Stony Brook New York address (see Note K). Total lease rental expenses for the years ended on September 30, 2005 and 2004, was $138,661 and $120,804, respectively.

Commitments for minimum rentals under non-cancelable lease at September 30, 2005 are as follows:

Year ended September 30, 2006             $    51,562
2007                                            4,687
                                           -----------
                                          $    56,249

Employment and Consulting Agreements

The Company has employment agreements with some of the Company's officers and certain employees. These employment agreements provide for salaries and benefits, including stock options. In June of 2005, an Addendum was made to several employment agreements providing defined commitments should the Company terminate the employee with or without cause. It is the Company's position that the form of Addendum was not approved by the Board of Directors, and is therefore null and void.

The Company has consulting agreements with two outside contractors to provide marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or consultant terminates such engagement by written notice.

As part of the Biowell acquisition (see Note B), the Company entered into a consulting agreement with Timpix International Limited for the consulting services of three former Biowell employees, Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company. Such consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, the Company shall pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by the Company, the monthly consulting fee shall be reduced accordingly.

Matters Voluntarily Reported to the SEC and Securities Act Violations

We previously disclosed that we were investigating the circumstances surrounding certain issuances of 8,550,000 shares to employees and consultants in July 2005 (see Note F), and have engaged our new outside counsel to conduct this investigation. We have voluntarily reported our current findings from the investigation to the SEC, and we have agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of the Board of Directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. Our investigation is continuing. The members of our management who effectuated the stock issuances that are being examined in the investigation no longer work for us. We believe that we may incur significant costs and expenses in continuing this investigation. In the event that any of the exemptions from registration with respect to the issuance of the Company's common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE J- COMMITMENTS AND  CONTINGENCIES (continued)

for any such violations. In addition, if any purchaser of the Company's common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results

NOTE K- SUBSEQUENT EVENTS

In November 2005, the Company closed its Los Angeles facility and relocated to Stony Brook, New York. As part of the relocation, the Company terminated many of its Los Angeles based employees, sold excess office furnishings and terminated its facility lease. In anticipation of future expenses related to the relocation, the Company established a reserve , which was charged to operations during the year ended September 30, 2005, for severed employees, lease termination and new office relocation expenses in the amount of $451,000 (see Note J).

In October 2005, the Company received a Notice of Termination from the Idaho National Laboratory. The Notice gives APDN 90-day advance notice of termination. The effective Termination date is January 23, 2006. We are exploring a settlement and mutual release with the Idaho National Laboratory.

NOTE L - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period September 16, 2002 through September 30, 2005, the Company incurred a loss of $89,924,553. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company's management is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE M - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended September 30, 2005 and the period September 16, 2002 (date of inception) through September 30, 2005 to correct the following errors in the financial statements previously filed:

     o The Company did not record as a current period expense, warrants issued to consultants and non-employees having a fair value of $7,358,568 (see Note G)

     o The Company erroneously recorded the value of shares issued to a former Director in exchange for previously incurred debt of $1,365,000 (see Note E)

     o    The  Company  did  record the fair  value of  warrants  issued to note holders and consultants having registration rights aggregating $23,148,214 as a charge of operations and a liability in accordance with EITF 00-21 (see Note D)

     o The Company did not record the gain of $16,700,991 on revaluation fo the warrant liability as of September 30, 2005 (see Note D)

The net effect of the correction of these errors was to:

     o Increase the Company's reported net loss for the year ended September 30, 2005 by $14,499,139 from $52,610,380 to $67,109,529.

     o Increase the Company's current liabilities as of September 30, 2005 by $384,651 from $2,595,897 to $2,980,548

     o    Increase  the  Company's  other  liabilities,   representing  warranty
          liabilities, as of September 30, 2005 by $13,673,574 from $0 to $13, 673,574

Following are reconciliations of the Company's restatement of the Consolidated Balance Sheet as of September 30, 2005:

                                                                      As of September 30, 2005
                                                                ---------------------------------
                                                                (As Restated)       (As Reported)
                                                                -------------       -------------
   ASSETS                                                       $   9,182,520       $  9,182,520

   LIABILITIES AND  DEFICIENCY IN STOCKHOLDERS' EQUITY

    Total Current Liabilities                                       2,980,548          2,595,897

   Warrant Liability                                               13,673,574                  -

    Deficiency in Stockholders' Equity:
    Preferred Stock                                                         6                  6
    Common Stock                                                      112,230            112,230
    Common Stock Subscription                                          20,000             20,000
    Additional Paid-In-Capital                                     82,320,715         81,879,801
    Deficit Accumulated During Development Stage                  (89,924,553)       (75,425,414)
                                                                -------------       -------------
    Total Stockholders' Equity (deficit)                           (7,471,602)         6,586,623
                                                                -------------       -------------
    Total Liabilities and Deficiency in Stockholders'
   Equity                                                       $   9,182,520       $  9,182,250

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE M - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Following are reconciliations of the Company's restatement of the Consolidated Statement of Losses for the year ended September 30, 2005 and the period September 16, 2002 (date of inception) through September 30, 2005

                                                                          For the Period September 16, 2002 (Date of
                              For the Year Ended September 30, 2005          Inception) Through September 30, 2005
                              (As Restated)           (As Reported)          (As Restated)          (As Reported)
                            ----------------         ---------------         --------------       -----------------
Operating Expenses:
Selling general and
administrative              $     50,714,017         $    42,662,152         $   71,535,604       $      63,483,689
Research and development             638,873                 638,873                877,408                 877,408
Depreciation and
amortization                         356,266                 356,266                359,427                 359,427
                            ----------------         ---------------         --------------       -----------------

Total Operating Expenses          51,709,156              43,657,291             72,772,439              64,720,524
                            ----------------         ---------------         --------------       -----------------
Operating Loss                   (51,709,156)            (43,657,291)           (72,772,439)            (64,720,524)

Net gain/(loss) on
revaluation of warrant
liability                         16,700,990                       -             16,700,990                       -
Other income (expense)                 4,957                   4,957                 31,342                  31,342
Interest income (expense)        (32,106,310)             (8,958,046)           (33,884,446)            (10,736,232)
                            ----------------         ---------------         --------------       -----------------

Net Income (Loss)           $    (67,109,519)        $   (52,610,380)        $  (89,924,553)      $     (75,425,414)
                            ================         ===============         ==============       =================
Gain (Loss) per common
share                       $          (1.05)        $         (0.82)        $        (2.53)      $           (2.12)
                            ================         ===============         ==============       =================
(basic and assuming
dilution) Weighted
average shares
outstanding                       63,917,009              63,905,259             35,590,559              35,570,871
                            ================         ===============         ==============       =================

The result of the Cash Flow restatement is:

     o    increase the net loss by $14,499,139

     o adjust the net loss to cash used in operations for the fair value of warrants issued in connection with financing ($23,148,214); fair value of warrants issued for services ($7,358,568); and income attributable to warrant re-pricing ($16,700,991).

                            APPLIED DNA SCIENCES, INC
                          (A development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE M - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Following are reconciliations of the Company's restatement of the Consolidated Statement of Cash Flows for the year ended September 30, 2005 and the period September 16, 2002 (date of inception) through September 30, 2005.

                                                                                  For the Period September 16, 2002
                                                                                (Date of Inception) Through September
                                     For the Year Ended September 30, 2005                    30, 2005
                                       (As Restated)        (As Reported)         (As Restated)       (As Reported)
                                      ---------------      ---------------       ---------------     ---------------
Cash Flows from operating
activities:
Net loss                              $   (67,109,519)     $   (52,610,380)      $   (89,924,553)    $   (75,425,414)

Summary of adjustments to
reconcile net loss to net cash
(used in) operating activities:

Change in fair value of
warrant liabilities, net
of warrant re-pricing                       6,447,223                    -             6,447,223                   -

Fair value of warrants issued
in exchange for services                    7,358,568                    -             9,378,530                   -

Other operating activities -
see Cash Flow statement for
full details                               44,163,780           43,494,335            61,363,454          62,684,464
Net cash (used in) operating
activities                                 (9,139,948)          (9,116,045)          (12,735,346)        (12,740,950)

Cash flows from investing
activities:
- see Cash Flow statement for
full details
Net cash (used in) investing
activities                                     12,410              (4,347)               (38,448)            (25,698)

Cash flows from financing
activities:
- see Cash Flow statement for
full details
Net cash provided by financing
activities                                  9,156,896            9,149,750            12,804,984          12,797,838
Increase (decrease) in cash
and cash
equivalents                                    29,358               29,358                31,190              31,190
Cash and cash equivalents,
beginning of year                               1,832                1,832                     -                   -
Cash and cash equivalents, end
of year                               $        31,190               31,190       $        31,190              31,190

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

Item 8A -- Controls and Procedures

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

Item 8B -- Other Information

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

Chairman of the Board -- Jun-Jei Sheu

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

Chief Executive Officer -- James Hayward

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

President and Director -- Peter Brocklesby

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

Director -- Larry Lee

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

SECRETARY   AND   STRATEGIC  TECHNOLOGY DEVELOPMENT OFFICER -- MING-HWA BENJAMIN
LIANG

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

                                                 SUMMARY COMPENSATION TABLE

                                                                                      Long-Term Compensation
                                                                                      ----------------------
                                                Annual Compensation                     Awards               Payouts
                                                -------------------                   -----------          -----------
                                                                  Other                     Securities
Name and                         Fiscal    Annual     Annual     Annual     Restricted      Underlying         LTIP      All Other
Principal Position                Year     Salary     Bonus   Compensation Stock Awards    Options/SARs      Payouts   Compensation
                                            ($)        ($)         ($)          ($)             (#)            ($)          ($)
Peter Brocklesby,                 2005       162,750         0       83,719      480,000         0              0            0
President                         2004             0         0            0       31,903         0              0            0
                                  2003             0         0            0            0         0              0            0

Rob Hutchison,                    2005             0         0      138,453            0         0              0            0
CEO                               2004       159,400         0            0       39,000         0              0            0
                                  2003             0         0            0            0         0              0            0

Lawrence C. Lee,                  2005             0         0      202,000            0         0              0            0
CEO                               2004       150,000         0            0    2,017,500         0              0            0
                                  2003       300,000         0            0            0         0              0            0

John Barnett,                     2005       152,000   100,000            0      599,000         0              0            0
Vice President of                 2004        87,908         0        6,478       18,899         0              0            0
Sales                             2003             0         0            0      328,180         0              0            0

Jaime Cardona,                    2005       101,750   100,000            0      675,900         0              0            0
Employee                          2004        78,608         0        7,258      139,849         0              0            0
                                  2003             0         0            0       31,250         0              0            0

Adrian Butash,                    2005       131,250         0      108,808      480,000         0              0            0
Executive Vice                    2004             0         0       21,200            0         0              0            0
President of                      2003             0         0            0            0         0              0            0
Marketing

Karin Klemm,                      2005             0         0      187,884      480,000         0              0            0
COO & CFO                         2004             0         0      112,500            0         0              0            0
                                  2003             0         0            0            0         0              0            0

Paul Reep, Chief                  2005       165,750         0        4,000      480,000         0              0            0
Technology Officer                2004        71,753         0       17,736       95,011         0              0            0
                                  2003             0         0            0       39,900         0              0            0

Michael Hill,                     2005             0         0      230,000            0         0              0            0
Director                          2004             0         0            0      112,200         0              0            0
                                  2003             0         0            0            0         0              0            0

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

   Name and Address of Beneficial Owner                         Title of Class     Number of Shares Owned(1)       Percentage Of
                                                                                                                     Class (2)
Jun-Jei Sheu                                                   Common Stock                 8,616,747(3)                   7.67%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790

James Hayward                                                  Common Stock                         0                         0%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790

Peter Brocklesby                                               Common Stock                 2,000,000(4)                   1.28%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790

Lawrence Lee                                                   Common Stock                 4,260,000(5)                   3.79%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790

Bejamin Liang                                                  Common Stock                   230,000(6)                       *
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790

All Officers and Directors                                     Common Stock                15,106,747(7)                  13.44%
As a Group (5 persons)

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

                                               Number of Securities to be
                                                 Issued Upon Exercise of       Weighted Average Exercise       Number of Securities
                                                  Outstanding Options,       Price of Outstanding Options,      Remaining Available
       Plan Category                               Warrants and Rights            Warrants and Rights           for Future Issuance
-----------------------                          ----------------------      ---------------------------      ----------------------
                                                           (a)                           (b)                           (c)
Professional/Consultant/
Employee Stock and Stock
Option Compensation Plan                                    2,000,000                  $177,600                         -0-

Total                                                       2,000,000                  $177,600                         -0-

As of December 31, 2005, a total of 1,440,000 shares have been issued from the Compensation Plan and 560,000 options have been issued, 264,000 of which were exercised as of that date.

On January 26, 2005, the majority stockholders approved the 2005 Stock Incentive Plan and authorized 16,000,000 shares of Common Stock for issuance of stock awards and stock options thereunder. As of December 31, 2005, a total of 9,000,000 shares have been issued from the Compensation Plan.

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

We also have outstanding 105,464 warrants exercisable at $0.10 per share, 5,000 warrants exercisable at $0.20 per share, 50,000 warrants exercisable at $0.50 per share, 9,000,000 warrants at $0.55 per share, 9,182,000 warrants exercisable at $0.60 per share, 750,000 warrants exercisable at $0.70 per share, 55,000 warrants exercisable at $0.75 per share and 100,000 warrants exercisable at $1.00 per share.

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

                                               APPLIED DNA SCIENCES, INC.

      Date: October 10, 2006                   /s/JAMES HAYWARD
                                               ---------------------------------
                                               James Hayward
                                               Chief Executive Officer
                                               (Principal Executive Officer)
                                               and Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Position                      Date
----------------------          -----------------------       ------------------

/s/ JAMES A. HAYWARD            Chief Executive Officer       October 10, 2006
----------------------          (Principal Executive
James A. Hayward                Officer) and Chief
                                Financial Officer
                                (Principal Financial
                                Officer and Principal
                                Accounting Officer)
                                and Director


/s/ JUN-JEI SHEU                Chairman of the               October 10, 2006
----------------------          Board of Directors
Jun-Jei Sheu


/s/ YACOV SHAMASH               Director                      October 10, 2006
----------------------
Yacov Shamash

/s/ SANFORD R. SIMON            Director                      October 10, 2006
----------------------
Sanford R. Simon