Form 10QSB/A
period 2005-12-31
APPLIED DNA SCIENCES INC
filed 2006-10-10
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 Amendment No. 3


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2005

                        Commission file number 002-90519

                            APPLIED DNA SCIENCES, INC.
             (Exact name of registrant as specified in its charter)


                   Nevada                               59-2262718
                   ------                               ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)


     25 Health Sciences Drive, Suite 113 Stony Brook, New York          11790
     ---------------------------------------------------------          -----
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

                                 Yes [X] No [_]

                                EXPLANATORY NOTE

This Amendment No. 3 to Form 10-QSB/A ("Amendment No. 3") amends the amended Quarterly Report of Applied DNA Sciences, Inc. (the "Company") on Form 10-QSB/A for the quarter ended December 31, 2005, as filed with the Securities and Exchange Commission on March 2, 2006 (the "Original Filing"). This Amendment No. 3 is being filed for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of warrants to acquire the Company's common stock, revising compensation expense and adjusting shareholder equity. In addition the Company is correcting certain errors in accounting for the exchange of its common stock for previously incurred debt owed to a Company Director.


We have not updated the information contained herein for events occurring subsequent to March 2, 2006, the filing date of the Original Filing.

                            APPLIED DNA SCIENCES, INC

                    Quarterly Report on Form 10-QSB/A for the
                    Quarterly Period Ending December 31, 2005

                                Table of Contents

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
Condensed Consolidated Balance Sheet:
December 31, 2005 (Unaudited)                                                  3

Condensed Consolidated Statements of Operations :
Three Months Ended December 31, 2005 and 2004 (Unaudited) and
the Period from September 16, 2002 (Date of Inception) Through December
31, 2005 (Unaudited)                                                           4

Condensed Consolidated Statement of Stockholder's Equity (Deficiency):
For the Period from September 16, 2002 (Date) of Inception Through
December 31 2005 (Unaudited)                                                   5

Condensed Consolidated Statements of Cash Flows:
Three Months Ended December 31, 2005 and 2004 (Unaudited) and
the Period from September 16, 2002 (Date of Inception) Through December
31, 2005 (Unaudited)                                                          19

Notes to Unaudited Condensed Consolidated Financial Information:
December 31, 2005                                                          21-40

Item 2.    Management Discussion and Analysis                                 41

Item 3.    Controls and Procedures                                            56

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  58

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        59

Item 3.    Defaults Upon Senior Securities                                    59

Item 4.    Submission of Matters to a Vote of Security Holders                59

Item 5.    Other Information                                                  59

Item 6.    Exhibits                                                           59

Signatures                                                                    60

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                            APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                    RESTATED
                                   (Unaudited)

                                ASSETS
                                                           December 31, 2005
Current assets:

Cash and cash equivalents                               $           164,526
Current other receivables, related party (Note D)                    17,404
                                                        --------------------
                                                        --------------------
Total current assets                                                181,930

Property, plant and equipment - Net of accumulated
depreciation of $3,084                                                3,563

Other Assets:
Deposits and prepaid expenses                                        23,659

Intangible assets:
Patents (net of accumulated amortization of $13,490)
(Note B)                                                             20,767
Intellectual Property (net of accumulated amortization
of $673,636) (Note B)                                             8,757,264
                                                        --------------------
Total Other Assets                                                8,801,690
                                                        --------------------
Total Assets                                            $         8,987,183
                                                        ====================

          LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                $         3,858,429
Accrued liabilities due related parties                              53,805
Note payable-related party (Note D)                                 410,429
Note payable (Note C)                                               550,000
                                                         -------------------
Total current liabilities                                         4,872,663

Warrant Liability (Note G)                                        8,643,685

Commitments and contingencies (Note I)

Deficiency in Stockholders' equity:
Preferred stock, par value $.001 per share; 10,000,000
shares
authorized; 60,000 issued and outstanding                                 6
Common stock, par value $.001 per share; 250,000,000
shares
authorized; 112,926,246 shares
  issued and outstanding                                            112,926
Common stock subscription (Note H)                                (200,000)
Additional said-in-capital                                       82,663,005
Deficit accumulated during development stage                   (87,105,102)
                                                        --------------------
Total  deficiency in stockholders' equity                       (4,529,165)
                                                        --------------------
Total liabilities and deficiency in stockholders'       $         8,987,183
equity
                                                        ====================

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For The Three Months Ended                       September 16, 2002,
                                                                     December 31                                (Date of Inception)
                                                                                                                      through
                                                          2005                         2004                       December 31, 2005
                                                   -------------------          -----------------              --------------------
                                                        RESTATED                     RESTATED                        RESTATED
Operating expenses:
Selling, general and administrative                $         1,844,477          $       5,375,068              $         73,380,081
Research and development                                        16,270                     38,673                           893,678
Depreciation and amortization                                  342,699                      4,721                           702,126
                                                   -------------------          -----------------              --------------------
Total operating expenses                                     2,203,446                  5,379,789                        74,975,885

Operating loss                                              (2,203,446)                (5,379,789)                      (74,975,885)

Net gain/(loss) on revaluation of warrant liability          6,788,790                         --                        23,489,780

Other income (expense)                                          13,013                        315                            44,355
Interest (expense)                                          (1,778,906)                (1,567,809)                      (35,663,352)
Income (taxes) benefit                                              --                         --                                --
                                                   -------------------          -----------------              --------------------
Net income (loss)                                  $         2,819,451          $      (6,947,283)             $        (87,105,102)
                                                   ===================          =================              ====================

Income (loss) per common share-basic               $              0.03          $           (0.37)             $              (2,18)
                                                   ===================          =================              ====================
Income per common share-fully diluted              $              0.02                         --
                                                   ===================

Weighted average shares outstanding-basic                  112,535,514                 18,972,160                        40,068,155
                                                   ===================          =================              ====================
Weighted average shares outstanding-fully diluted          163,392,948                    N/A
                                                   ===================

See accompanying notes to unaudited condensed consolidated financial statements

                         APPLIED DNA SCIENCES, INC
                      (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital     Stock    Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share          -         -      100,000 $       10  $       990 $      -   $        -   $       -   $   1,000

Net Loss                            -         -         -           -           -           -            -       (11,612)  (11,612)
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------

Balance at September 30, 2002       -   $     -      100,000 $       10  $       990 $      -   $        -   $   (11,612)$ (10,612)
                              ========= ========= ========== =========== =========== ========== ============ =========== ==========
Issuance of common stock in
connection with merger with
Prohealth Medical Technologies,
 Inc on October 1, 2002             -         -   10,178,352       1,015        -           -            -           -       1,015

Cancellation of Common stock
in connection with merger with
Prohealth Medical
Technologies, Inc on October
21, 2002                            -         -     (100,000)        (10)     (1,000)       -            -           -      (1,010)

Issuance of common stock in
exchange for services in
October 2002 at $ 0.65 per
share                               -         -      602,000          60      39,070        -            -           -      39,130

Issuance of common stock in
exchange for subscription in
November and December 2002
at $ 0.065 per share                -         -      876,000          88      56,852        -        (56,940)        -         -

Cancellation of  common stock
in January 2003 previously
issued  in exchange for
consulting services                 -         -     (836,000)        (84)    (54,264)       -         54,340         -          (8)

Issuance of common stock in
exchange for licensing services
valued at $ 0.065 per share in
January 2003                        -         -    1,500,000         150      97,350        -            -           -      97,500

Issuance of common stock in
exchange for consulting
services valued at $ 0.13 per
share in January  2003              -         -      586,250          58      76,155        -            -           -      76,213

Issuance of common stock in
exchange for consulting
services at $ 0.065 per share
in February 2003                    -         -        9,000           1         584        -            -           -         585

Issuance of common stock to
Founders in exchange for
services valued at $0.0001  per
share in March 2003                 -         -   10,140,000       1,014        -           -            -           -       1,014

Issuance of  common stock in
exchange for consulting
services valued at $2.50 per
share in March 2003                 -         -       91,060          10     230,624        -            -           -     230,634

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                 (Unaudited)
                                  RESTATED
                                 (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock canceled in July
2003, previously issued for
services rendered  at $2.50 per
share                               -         -      (24,000)         (2)    (59,998)       -            -           -     (60,000)

Common stock issued in
exchange for options exercised
at $1.00 in July 2003               -         -       20,000           2      19,998        -            -           -      20,000

Common stock issued in
exchange for exercised of
options previously subscribed at
$1.00 in July 2003                  -         -       10,000           1       9,999    (10,000)         -           -          -

Common stock issued in
exchange for consulting services
at approximately $2.38 per
share, August 2003                  -         -      172,500          17     410,915        -            -           -     410,932

Common stock issued in
exchange for options exercised
at $1.00 in August 2003             -         -       29,000           3      28,997        -            -           -      29,000

Common stock issued in
exchange for consulting services
at approximately $2.42 per
share, September 2003               -         -      395,260          40     952,957        -            -           -     952,997

Common stock issued in
exchange  for cash at $2.50 per
share-subscription
payable-September 2003              -         -       19,200          2       47,998    (48,000)         -           -          -

Common stock issued in
exchange for cash at $2.50 per
share pursuant to private
placement September 2003            -         -        6,400           1      15,999        -            -           -      16,000

Common stock issued in
exchange for options exercised
at $1.00 in  September 2003         -         -       95,000          10      94,991        -            -           -      95,001

Common stock subscription
receivable reclassification
adjustment                          -         -         -           -           -           -          2,600         -       2,600

Common Stock subscribed to
at $2.50 per share in September
2003                                -         -         -           -           -       300,000          -           -     300,000

Net Loss for the year
ended September 30, 2003            -         -         -           -           -           -            -    (3,445,164)(3,445,164)
                              --------- --------- ---------- ----------- ----------- ---------- ------------ -----------  ---------

Balance at September 30, 2003       -   $     -   17,811,082 $     1,781 $ 2,577,568 $  300,000 $        -   $(3,456,776) $(577,427)
                              ========= ========= ========== =========== =========== ========== ============ ===========  =========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                 (Unaudited)
                                  RESTATED
                                 (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                 (Unaudited)
                                  RESTATED
                                 (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004             -         -        5,000       2,500        (212)      -           -            -         2,288

Common stock issued pursuant
to subscription at  $0.50 per
share in September 2004             -         -       40,000      20,000        -          -           -            -        20,000

Preferred shares converted to
common stock for consulting
services at $0.41 per share in
September 2004                   (4,000)      (4)    100,000      50,000       4,000       -           -            -        53,996

Preferred shares issued in
exchange for service at $25 per
share in September 2004          60,000        6        -           -      1,499,994       -           -            -     1,500,000

Fair value of 2,841,000 warrants
issued to non-employees and
consultants for services rendered
at approximately $.71 per warrant
in September 2004                   -         -         -           -      2,019,862       -           -            -     2,019,862


Net Loss                            -         -         -           -           -          -           -   (19,358,258) (19,358,258)
                              --------- --------- ---------- ----------- ----------- --------- ---------- ------------  -----------
Balance at September 30, 2004    60,000 $      6  23,981,054 $11,990,527 $ 6,118,993 $     -   $  (1,000) $(22,815,034) $(4,706,508)
                              ========= ========= ========== =========== =========== ========= ========== ============  ===========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common Stock issued in
exchange for consulting
services at $0.94 per share
in July 2005                        -         -      121,985         121     168,217        -           -           -       168,338

Common Stock issued in
exchange for consulting
services at $0.48 per share
in August 2005                      -         -      250,000         250     119,750        -           -           -       120,000

Common Stock penalty shares
issued pursuant to pending SB-2
registration at $0.62 per share in
September 2005                      -         -      814,158         814     501,858        -           -           -       502,672

Common Stock penalty shares
issued pursuant to pending SB-2
registration at $0.70 per share in
September 2005                      -         -      391,224         391     273,466        -           -           -       273,857

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                   -         -      185,000         185     173,715        -           -           -       173,900

Common Stock returned in
September 2005, previously
issued for services rendered at
$0.40 per share                     -         -     (740,000)       (740)   (453,232)    56,000     1,000           -      (396,972)

Net Loss                                                                                                   (67,109,519) (67,109,519)
                              --------- --------- ---------- ----------- ----------- ---------- --------- ------------  -----------
Balance as of September
30, 2005                         60,000 $     6  112,230,392 $   112,230  82,320,715 $   20,000 $      -  $(89,924,553) $(7,471,602)
                              ========= ======== =========== =========== =========== ========== ========= ============  ===========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
 FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2005
                                (Unaudited)
                                 RESTATED
                                (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued pursuant
to subscription at $0.50 per
share in October 2005               -         -      400,000         400     199,600   (200,000)         -            -         -

Common Stock issued in
exchange for consulting
services at $0.75 per share
in October 2005                     -         -      100,000         100      74,900        -            -            -     75,000

Common Stock returned in
October 2005, previously
issued for services
rendered at $0.60 per share         -         -     (350,000)       (350)   (209,650)       -            -            -   (210,000)

Common stock issued pursuant
to subscription at $0.50 per
share in December 2005              -         -       40,000          40      19,960    (20,000)         -            -         -

Common Stock issued to investors
persuant to registration rights
agreement at $0.51 per share in
December 2005                       -         -      505,854         506     257,480        -            -            -    257,986

Net Income                          -         -          -            -           -         -            -     2,819,451 2,819,451
                              --------- -------  ----------- ----------- ----------- ---------- ------------ ----------- ----------
Balance as of
December 31, 2005                60,000       6  112,926,246     112,926  82,663,005   (200,000)         -   (87,105,102)(4,529,165)
                              ========= =======  =========== =========== =========== ========== ============ =========== ==========

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      For the period
                                                                                                                      September 16,
                                                                                                                      2002 (date of
                                                                                                                        inception)
                                                                                     For The Three Months Ended          through
                                                                                            December 31,               December 31,
                                                                                        2005            2004              2005
                                                                                    ------------    -------------   ----------------
                                                                                      RESTATED        RESTATED           RESTATED
Cash flows from operating activities:
Net Income ( loss)                                                                   $2,819,451      $(6,947,283)      $(87,105,102)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation and amortization                                                           336,942            4,721            690,210
Organizational Expenses                                                                                                      88,500
Preferred Shares issued in exchange for service                                             --               --           1,500,000
Warrants issued to consultants and note holders                                             --         3,169,052          9,378,430
Income attributable to re-pricing of warrants                                       (6,788,790)                         (23,489,780)
Financing costs attributable to issuance of warrants                                 1,758,900               --          24,907,115
Amortization of beneficial conversion feature-convertible notes                             --         1,515,000         10,461,000
Debt in exchange for common stock at fair market price                                      --               --           1,365,000
Common stock issued:
    in exchange for consultant services rendered                                         75,000        1,174,300         30,649,373
    in exchange for intellectual property in connection with costs of
    acquiring intangible assets                                                                                          14,689,100
    in connection with issuance of penalty shares pursuant to pending SB-2
    registration                                                                        257,986                           1,034,515
Common stock canceled-previously issued for services rendered                         (210,000)        (642,605)         (1,073,845)
    Other assets                                                                        (4,975)         (24,026)            (17,404)
   Restricted cash related to stock subscription escrow                                     --               --             (13,890)
   Increase in due related parties                                                          --       (1,065,318)                 --
   Accounts payable and accrued liabilities                                              53,805            1,523             94,558
Net cash used in operating activities                                                 1,288,311        1,203,816          3,707,766
                                                                                    ------------    -------------      -------------
                                                                                      (413,370)      (1,610,820)        (13,134,454)
Cash flows from investing activities:
   Capital expenditures                                                                 (9,397)              --             (23,659)
   Payments for patent filing                                                             6,103              --              (6,647)
Net cash used in investing activities                                                       --           (4,347)            (25,698)
                                                                                    ------------    -------------      -------------
                                                                                        (3,294)          (4,347)            (56,004)
Cash flows from financing activities:

   Proceeds from sale of common stock, net of cost                                          --               --             432,000
   Proceeds from issuance of convertible debt                                               --           250,000          9,204,000
    Proceeds from sale of options                                                           --            36,000            343,750
   Repayment of debt                                                                                                        (24,854)
   Proceeds from loans                                                                  550,000        1,390,000          3,300,000
Advances from shareholders                                                                                   --             100,088
                                                                                    ------------    -------------      -------------
Net cash provided by financing activities                                               550,000        1,676,000         13,354,984
                                                                                    ------------    -------------      -------------
Net increase in cash and cash equivalents
Cash and cash equivalents at beginning of period                                        133,336           60,833            164,526
Cash and cash equivalents at end of period                                               31,190            1,832                --
                                                                                    ------------    -------------      -------------
                                                                                      $ 164,526         $ 62,665          $ 164,526
                                                                                    ============    =============      =============
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest
Cash paid during period for taxes                                                           --               --                 --
                                                                                            --               --                 --
Non-cash transaction
Common stock issued for services                                                         75,000        1,174,300         30,649,373
Common stock issued in exchange for intellectual property                                   --               --           9,430,900
Common stock issued in exchange for previously incurred debt                                --               --           3,109,533
Common stock penalty shares issued pursuant to pending SB-2 registration                257,986              --           1,034,515

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Common stock canceled-previously issued for services
rendered                                                                                 (210,000)         (642,605)     (1,073,845)

Warrants issued in exchange for financing costs                                         1,758,900                --      24,907,115

Amortization of beneficial conversion feature                                                  --         1,515,000      10,461,000
Preferred Shares in exchange for services                                                      --                --       1,500,000
Warrants issued to consultants                                                                 --         3,169,052       5,260,930

Acquisition:
Common stock retained                                                                                            --           1,015
Assets acquired                                                                                                  --            (135)
Total consideration paid                                                                                         --             880

Organization expenses - note issued in exchange of shares retired                                                --          88,500

Common stock issued in exchange for note payable                                               --            88,500          88,500

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2005 financial statements.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2005, the Company has accumulated losses of $87,105,102.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary ProHealth Medical Technologies, Inc. significant inter-company transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At December 31, 2005 property and equipment consist of:

                                    December 31,
                                       2005

Furniture                       $         6,647
Accumulated  depreciation                (3,084)
                                ---------------
Net                             $         3,563

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

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

The Company did not grant any stock options to employees during the period ended December 31, 2005. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                                                                      For the Period
                                                                                                                      September, 16
                                                                                                                      2002 (Date of
                                                                               For The Three       For The Three        Inception
                                                                                Months ended       Months ended          through
                                                                                December 31,       December 31,       December 31,
                                                                                    2005               2004               2005
                                                                               ===============     ==============     ==============
Net loss - as reported
                                                                             $       2,819,451   $    (6,947,283)   $   (87,105,102)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method ( APB No. 25)                                                       --                --                  --

Deduct: Total stock based employee
compensation expense as reported under
fair value method ( APB No. 123)                                                           --                --          (1,836,222)
                                                                               ---------------     --------------     --------------
Net loss - Pro Forma                                                        $       2,819,451   $    (6,947,283)   $    (88,941,324)
                                                                               ===============     ==============     ==============
Net loss attributable to common
stockholders - Pro Forma                                                    $       2,819,451   $    (6,947,283)   $    (88,941,324)
                                                                               ===============     ==============     ==============

Basic income (loss) per share - as reported                                 $            0.03   $         (0.37)   $          (2.18)
                                                                                         ====             ======             ======
Basic (and assuming dilution) loss
per share - Pro Forma                                                       $            0.03   $         (0.37)   $          (2.22)
                                                                                         ====             ======             ======
Fully diluted income per share-as reported                                  $            0.02
                                                                                         ====
Fully diluted income per share-Pro Forma                                    $            0.02
                                                                                         ====

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

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

SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

The purchase price has been allocated as follows:

Amortizable intangible assets acquired are comprised of:

Developed core technologies                              $ 2,260,900
Developed product technologies                             7,170,000
                                                         -----------
Total amortizable intangible assets                        9,430,900
Transaction costs                                         14,869,100
                                                         -----------
Total purchase price                                     $24,120,000
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

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE B - ACQUISITION OF INTANGIBLE ASSETS (continued)

Transaction costs

The amount of the purchase price that could not be allocated to acquired identifiable intangible assets or IPR & D was $14,689,100 and was charged to operations as a cost of the transaction during the year ended September 30, 2005.

The identifiable intangible assets acquired and their carrying value at December 31, 2005 are:

                                                                                                                          Weighted
                                                       Gross                                                              Average
                                                      Carrying             Accumulated                    Residual      Amortization
                                                       Amount              Amortization         Net         Value          Period
                                                                                                                           (Years)
Amortizable
 Intangible
 Assets:
Trade secrets  and
developed technologies
                                                    $ 9,430,900           $ 673,636         $ 8,757,264            -              7
Patents                                                  34,237              13,490              20,767            -              5
                                                    -----------           ---------         -----------    ---------        --------
Total
 Amortized
Identifiable
Intangible Assets                                   $9,465,137            $687,126          $8,778,031             -           6.99


Total amortization expense charged to operations for the three months ended December 31, 2005 and 2004 were $338,545 and $4,370 respectively.

Estimated amortization expense as of December 31, 2005 is as follows:

         2006                        $ 1,357,279
         2007                          1,357,279
         2008                          1,349,748
         2009                          1,349,271
         2010 and after                3,704,998
                                    ------------
         Total                      $  9,116,575
                                    ============

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE C - NOTES PAYABLE

Note payable, secured by all Company assets, payable from November 3, 2005, repayment due upon the earlier of $750,000 in new financing or by April 1, 2006,
rate of interest 16% per annum.                                                                           550,000
                                                                                                -----------------
                                                                                                          550,000
Less: current portion                                                                                     550,000
                                                                                                -----------------
Note Payable - long-term                                                                         $             --
                                                                                                =================

NOTE D- RELATED PARTY TRANSACTIONS

At December 31, 2005, related party note payable is as follows:

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

The Company's current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. The amount of the advances due at December 31, 2005 was $53,805 and is included in accounts payable and accrued expenses

On July 15, 2005, the Company entered into a consulting agreement with Timpix International Limited ("Timpix") for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company. The consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, the Company is obligated to pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by us, the monthly consulting fee shall be reduced accordingly. We have negotiated an agreement in principle to restructure the Consulting Agreement, whereby, fees owed to Timpix from July 2005 through December 2005 will be waived, and salaries for each of the three consultants will be reduced starting January 1, 2006. Travel costs totaled $39,000 for the three months ended December 31, 2005.

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE D- RELATED PARTY TRANSACTIONS (continued)

The Company owes Biowell Technology, Inc., $15,000 for unpaid previous research and development costs.

In July 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license the Company's products in selected Asian countries. The exclusive license for such selected territories is for an initial period of until December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies developed by the Company and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Cumulative royalties earned from the period July 2005 through December 31, 2005 totaled $17,404 with $14,274 occurring in the three months ended December 31, 2005 and is included in other income.

NOTE E - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

$ 1,675,000 Convertible Notes

Convertible notes payable ("Bridge Unit Offering") in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9 month anniversary date of the initial closing of the offering or the completion of any equity financing of $3,000,000 or more; the Company, at its sole discretion may prepay principal at any time without penalty. The Bridge Unit Offering Notes unpaid principal and accrued and unpaid interest were converted to an aggregate of 4,988,051 shares of the Company's common shares at a price equal to approximately $. 33 per share during the quarter ended March 31, 2005 .

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

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE E - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE E - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 14,742,000 common shares of the Company's common stock at the price of $ .75 per share. These warrants lapse if unexercised by February, 2010. A registration rights agreement was executed and consummated in January, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The registration rights agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $257,985 per month, may be paid, at the Company's option, in cash or unregistered shares of the Company's common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $7,731,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in February, 2005, the debt discount attributed to the beneficial conversion feature of $7,371,000 was charged to interest expense in its entirety during the six months ended March 31, 2005.

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

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

                                                   Warrants                                                              Warrants
                                                  Outstanding                                                           Exercisable
                                                Weighted Average              Weighed                                    Weighted
                                                   Remaining
                        Number                    Contractual                 Average            Number                  Average
Exercise                                                                      Exercise                                   Exercise
Prices                Outstanding                 Life (Years)                 Price             Exercisable               Price
-------------        --------------         -------------------------        -----------         --------------         ------------
   $0.10                   105,464                    3.54                   $     0.10                105,464          $       0.10
   $0.20                     5,000                    2.88                   $     0.20                  5,000          $       0.20
   $0.50                 5,550,000                    3.77                   $     0.50              5,550,000          $       0.50
   $0.55                 9,000,000                    2.47                   $     0.55              9,000,000          $       0.55
   $0.60                 9,182,000                    3.38                   $     0.60              9,182,000          $       0.60
   $0.70                   750,000                    1.59                   $     0.70                750,000          $       0.70
   $0.75                17,727,000                    3.75                   $     0.75             17,727,000          $       0.75
   $1.00                   100,000                    0.79                   $     1.00                100,000          $       1.00
                        ----------                                                                  ----------
                        42,369,464                                                                  42,369,464

Transactions involving warrants are summarized as follows:

                                                                      Weighted Average Price
                                               Number of Shares             Per Share
Balance, September 30, 2003                             383,500          $              1.38
                                              ------------------         --------------------
Granted                                               4,574,753                         0.58
Exercised                                              (88,000)                         1.00
Canceled or expired                                          --                           --
                                              ------------------         --------------------
Balance,  September 30, 2004                          4,870,253          $              0.63
                                              ------------------         --------------------
Granted                                              32,873,000                         0.67
Exercised                                             (142,500)                         0.34
Canceled or expired                                   (731,289)                         0.65
                                              ------------------         --------------------
Balance, September 30, 2005                          36,869,464          $              0.67
                                              ------------------         --------------------
Granted                                               5,500,000                         0.50
Exercised                                                    --                           --
Canceled or expired                                          --          $                --
                                              ------------------         --------------------
Balance, December 31, 2005                           42,369,464          $              0.67
                                              ------------------         --------------------

During the quarter ended December 31, 2005, the Company granted 5,500,000 warrants with an exercise price of $.50 per share to non employees in exchange for financing expenses. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the warrants at the date of issuance was recorded as a warrant liability of $1,758,900 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions:
(1) dividends yield of 0%; (2) expected volatility of 156.19%, (3) risk-free interest rate of 4.35%, and (4) expected life of 5 years.

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE G - WARRANT LIABILITIES

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

As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company valued the warrants using the Black-Scholes option pricing model. The Company revalued the warrants as of December 31, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.18 %, and a volatility of 155.91%. The determined value as of December 31, 2005 of $8,643,685. The net change in the fair value of the warrant liability value from September 30, 2005 of $6,788,790 has been recorded as a gain from change in warrant liabilities in the consolidated condensed statement of losses.

NOTE H - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with a $.001 par value per share. The Company is authorized to issue 250,000,000 shares of common stock, with a $0.001 par value per share as the result of a shareholder meeting conducted on February 15, 2005. Prior to the February 15, 2005 share increase and par value change, the Company had 100,000,000 authorized shares with a par value of $0.50. In February 2005, the Company passed a resolution authorizing change in the par value per common shares from $0.50 per share to $0.001 per share.

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

During the fiscal year ended September 30, 2003, the Company issued 895,200 shares of common stock in exchange for subscription at approximately $ 0.12 per share.

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

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE H - CAPITAL STOCK (continued)

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

During the fiscal year ended September 30, 2003, the Company issued 132,000 shares of common stock in exchange for cash at approximately $0.50 per share.

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

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE H - CAPITAL STOCK (continued)

During the fiscal year ended September 30, 2005, the Company issued 1,500,000 shares of common stock for shares previously subscribed at approximately $.54 per share.

During the fiscal year ended September 30, 2005, the Company issued 222,500 shares of common stock for warrants and options exercised at approximately $0.48 per share

During the fiscal year ended September 30, 2005, the Company retired $1,836,057 of convertible notes payable for 5,563,809 shares of common stock. The Notes are convertible into shares of common stock at a price of $0.33 per share.

During the fiscal year ended September 30, 2005, the Company issued 17,672,000 shares of common stock at $0.50 per share pursuant to the exercise terms of notes payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

In October 2004, the Company issued 500,000 shares of common stock in exchange for debt at $0.50 per share.

In December 2004, the Company issued net 5,500,000 shares of common stock for default as per terms of notes payable for $88,500. Out of total, 3,500,000 shares were retained in escrow on behalf of another party for future deferred compensation.

In February 2005, the Company in exchange for a related party note in the outstanding principal amount of $600,000 and as settlement for certain claims related thereto issued 1,500,000 shares of common stock using a price of $1.31 per share. (See note D)

In March, 2005, the Company granted stock options to purchase a aggregate of 300,000 shares of common stock to employees that vested immediately. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. Compensation expense of $180,000 and $0 was charged to operations during the period ended March 31, 2005 and 2004, respectively.

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

In July 2005, the Company issued 36 million shares in exchange for intellectual property at approximately $0.67 per share for a total of $24,120,000. The value of the acquired intangible assets was established at $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction. (See Note B)

In 2005, the Company issued 8,550,000 shares of its common stock without restriction to employees in exchange for services rendered. The Company valued the shares issued at market value and charged operations in the period the shares were issued. The Company is investigating the circumstances surrounding the issuance of the shares and the possible subsequent resale of certain of the shares on the open market and the possibility of violations of securities laws (see Note H).

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE H - CAPITAL STOCK (continued)

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

In December 2005, in connection with debt financing, the Company issued 5,500,000 warrants to purchase the Company's common stock at an exercise price of $0.50 for five years. The fair value attributable to the warrants of $1,758,900 was charged to operations in the three months ended December 31, 2005.

NOTE I- COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE I- COMMITMENTS AND CONTINGENCIES (continued)

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

Litigation

On or about November 24, 2004, Oceanic Consulting, S.A. filed a complaint against the Company in the Superior Court of the State of New York. The Complaint alleges a breach of contract. The Company and the Plaintiff settled the dispute subsequent to the date of the financial statements.

On or about January 10, 2005, Stern & Co. filed a complaint against the Company in the United States District Court for the Southern District of New York. The Complaint alleges a breach of contract. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute.

On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us for $13,000 in the Superior Court of New Jersey, Middlesex County. The Company settled this matter subsequent to the date of the financial statements.

On or about January 12, 2006, James Paul Brown, a former consultant to the Company filed a complaint against the Company in the Superior Court of the State of California. The Complaint alleges a breach of contract. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute.

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

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE I- COMMITMENTS AND CONTINGENCIES (continued)

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

Registration of Company's Shares of Common Stock

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Note F). In connection with the $ 1,465,000 and $ 7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively (see Note E), the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005. Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. During the three months ended December 31, 2005, the Company has paid and charged to operations penalties of $257,985 in the form of unregistered shares of its common stock to the former noteholders, and has accrued and charged to operations an additional $329,700 representing unpaid penalties as of December 31, 2005

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE I- COMMITMENTS AND CONTINGENCIES (continued)

Matters Voluntarily Reported to the SEC and Securities Act Violations

We previously disclosed that we were investigating the circumstances surrounding certain issuances of 8,550,000 shares to employees and consultants in July 2005 (see Note H), and have engaged our new outside counsel to conduct this investigation. We have voluntarily reported our current findings from the investigation to the SEC, and we have agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of the Board of Directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. Our investigation is continuing. The members of our management who effectuated the stock issuances that are being examined in the investigation no longer work for us. We believe that we may incur significant costs and expenses in continuing this investigation. In the event that any of the exemptions from registration with respect to the issuance of the Company's common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company's common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

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

The accompanying financial statements for the three months ended December 31, 2005 have been restated for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of warrants to acquire the Company's common stock, revising compensation expense and adjusting shareholder equity. In addition the Company is correcting certain errors in accounting for the exchange of its common stock for previously incurred debt owed to a Company Director.

Accordingly, the Company has restated the financial statements as of and for the three months ended December 31, 2005 by disclosing the effect of these errors in this amended Form 10-QSB/A.

The result of the December 31, 2005 Condensed Consolidated Balance Sheet restatement is to:
  - Reflect the reclassification of warrants from equity to liability resulting n an $8,643,685 increase to Warrant Liability compared to the previous filing.
  - Adjust for warrant valuations for issuance to non employees of $2,284,764 to Additional Paid in Capital.
  - Increase in liabilities for accrual of penalties relating to convertible notes of $714,351.
  -    $1,265,300 additional  compensation recorded in the restatement
  - Net Shareholder Equity decreased by $9,357,736 as a result of the combination of factors described above

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Balance Sheet as of December 31, 2005.


                                                         For the Period Ended December 31, 2005
                                                         --------------------------------------
                                                            (As Restated)       (As Reported)
                                                            ------------        -----------

   ASSETS                                                   $  8,987,183           8,987,183
                                                            ------------        ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

    Total Current Liabilities                                  4,872,663           4,158,312

   Warrant Liability                                           8,643,685                  --

    Stockholders' Equity:
    Preferred Stock                                                    6                   6
    Common Stock                                                 112,926             112,926
    Common Stock Subscription                                   (200,000)           (200,000)
    Additional Paid-In-Capital                                82,663,005          82,785,842
    Deficit Accumulated During Development Stage             (87,105,102)        (77,869,903)
                                                            ------------        ------------
    Total Stockholders' Equity                                (4,529,165)          4,828,571
                                                            ------------        ------------
    Total Liabilities and Stockholders' Equity              $  8,987,183          8,987,183


For both the three months ended December 31, 2005, the result of the December 31, 2005 Condensed Consolidated Statement of Losses restatement is to:
  -    Increase  Selling,   General  and  Administrative for penalties relating
       to convertible notes of $329,700.
  - Reflect gain on the revaluation of warrants of $6,788,790 as a result of reclassifying warrants from equity to a liability net with initial warrant valuation of $1,758,900 charged to interest expense.
  - Net loss decreased by $4,700,190 the three months ended December 31, 2005 and increased by $7,514,385 for the period September 16, 2002 through December 31, 2005 as a result of the combination of factors described above

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)

NOTE J - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Income Statement as of December 31, 2005.

                                                                                       For the Period September 16, 2002
                                          For the Three Months Ended December        (Date of Inception) Through December
                                                        31, 2005                                   31, 2005
                                              (As Restated)     (As Reported)           (As Restated)         (As Reported)

Operating Expenses:
Selling general and
administrative                              $     1,844,477    $    2,078,727          $    73,380,081        $  65,562,416
Research and development                            342,699           342,699                  893,678              893,678
Depreciation and
amortization                                         16,270            16,270                  702,126              702,126
                                            ---------------    --------------          ---------------        -------------


Total Operating Expenses                          2,203,446         2,437,696               74,975,885           67,158,220
Operating Loss                                   (2,203,446)       (2,437,696)             (74,975,885)         (67,158,220)

Net gain/(loss) on
revaluation of warrant
liability                                         6,788,790                --               23,489,780                   --
Other income (expense)                               13,013            13,013                   44,355               44,355
Interest income
(expense)                                        (1,778,906)          (19,806)             (35,663,352)         (10,756,038)

Net Income (Loss)                           $     2,819,451    $   (2,444,489)         $   (87,105,102)         (77,869,903)
Income (Loss) per
common share-basic                          $          0.03    $        (0.02)         $         (2.18)               (1.94)
 Income per common
share-fully diluted)                        $          0.02
Weighted average shares
outstanding-basic                               112,535,514       112,535,514               40,061,781           40,068,155
Weighted average shares
outstanding-fully
diluted                                         163,392,948


The result of the Condensed Consolidated Income Statement restatement is to:
- Decrease the loss for the three months December 31, 2005 by $4,700,190 within operating activities as a result of the net $5,029,890 warrant liability reclassification and the $329,700 penalties accrued related to convertible debt.

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the periods ended December 31, 2005.

                            APPLIED DNA SCIENCES, INC
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2005
                                    RESTATED
                                   (Unaudited)


NOTE J - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

Consistent with the original summary presentation, following is a reconciliation of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2005. See the full Condensed Consolidated Statement of Cash Flows for the periods ended December 31, 2005 for additional details.

                                                                                           For the Period September 16, 2002
                                                   For the Three Months Ended December       (Date of Inception) Through
                                                                31, 2005                          December 31, 2005
                                                   (As Restated)        (As Reported)      (As Restated)     (As Reported)
Cash Flows from operating
activities:

Net income (loss) from operating
activities                                          $ 2,819,451        $ (2,444,489)       $ (87,668,852)     $ (87,105,102)
Summary of adjustments to
reconcile net loss to net cash
(used in) operating activities:

Warrant revaluation                                   (6,788,790)                --           23,489,780                 --
Other operating activities - see
Cash Flow statement for full
details                                                3,555,969          2,031,119           98,024,178         65,331,199
Net cash (used in) operating
activities                                              (413,370)          (413,370)         (13,134,454)       (13,102,454)

Cash flows from investing activities:
- see Cash Flow statement for full
details
Net cash (used in) investing
activities                                                (3,294)            (3,294)             (56,004)           (56,004)

Cash flows from financing activities:
- see Cash Flow statement for full
details                                                       --                 --           10,054,984         10,022,984
Proceeds from loans                                      550,000            550,000            3,300,000          3,300,000
Net cash provided by financing
activities                                               550,000            550,000           13,354,984         13,322,984
Net increase (decrease) in cash
and cash equivalents                                     133,336            133,336              164,526            164,526
Cash and cash equivalents at
beginning of period                                       31,190             31,190                   --                 --
Cash and cash equivalents at end
of period                                                164,526            164,526              164,526            164,526



NOTE J- SUBSEQUENT EVENTS

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

We are cognizant that no technology exists today to enable someone in the street to ascertain, at the point of purchase, whether an expensive product, or a child's foodstuff, or pharmaceutical product is genuine, worth the money being paid and safe to use or ingest. No brand owner is able to rapidly determine whether a product is real of fake. Many multi-billion dollar brands have no technology to protect against counterfeiting, to detect its occurrence and to interdict or prosecute the counterfeiter. No company has the capability to determine with forensic certainty that it is subject to attack. Such companies remain seriously exposed to product liability, loss of consumer confidence and loss of revenues. Governments have no rapid detection system to determine at thepoint of entry, inspection or seizure whether products are real or fake. A major thrust of our marketing efforts is to work with consumer groups, media, corporate officers, government departments, Customs, insurers and others to bring home the message that, in a world of criminality and terrorism, no-one is safe.

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

Additionally, we will identify strategic partnerships and co-marketing ventures, and licensees to work with us to develop market and sell our biotechnological security products. This will include sub-licensing the technology to key partners in specific sectors with an established base of customers. These partners will be able to enhance their product lines and client services by adding our technology to the existing security matrix in their products, providing an enhanced solution to deter fraud and counterfeiting.

Management Strategy

We anticipate a period of rapid change as we begin commercialization of the products now available subsequent to: (a) the signing of our licenses with Biowell, (b) the establishment of our prototyping labs at Stony Brook, and (c) the availability of products that have recently been commercialized in Asia by Biowell.

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

Costs and Expenses

Selling, general and administrative expenses for the three months ended December 31, 2005 compared to December 31, 2004 decreased $3.531 million or 66% to $1.844 million from $5.375 million in the prior period. For the three months ended December 31, 2005, we incurred lower fund raising and consultant costs, $465,000 lower royalties and $50,000 in lower travel costs as compared to the same period ended December 31, 2004. Offsetting the decreases was $1.461 million in higher costs such as $774,000 in accrued penalty shares pursuant to the pending SB-2 registration and $687,000 in relocation, restructuring charges and other items.

Research and development expenses decreased $22,000 for the three months ended December 31, 2005 compared to the same period in 2004 from $38,000 to $16,000 primarily due to lower development and testing costs.

In the three month period ended December 31, 2005, depreciation and amortization increased $338,000 for the period compared to the same period in 2004 from
$5,000  to  $343,000.  In  the  year  ended  September  30,  2005,  the  Company
capitalized   $9.431  million   related  to  an   intellectual   property  asset
acquisition. As a result, the Company recorded amortization expense totaling $336,000 for the quarter ended December 31, 2005 compared to no intangible asset amortization in the three months ended December 31, 2004. The Company estimates a seven year useful life that commenced during the fourth fiscal quarter of 2005.

Other Income/Loss

The Company realized a gain on revaluation of warrant liability of $6.789 million, which represents an increase of $6.789 million from zero for the three month period ended December 31, 2005 and 2004, respectively.

Total operating expenses decreased to $2.203 million from $5.380 million, or a decrease of $3.177 million as a result of the combination of factors listed above.

Interest expense, for the three months ended December 31, 2005 increased to $1.779 million from $1.568 million in the same period of 2004, an increase of $211,097. In the three months ended December 2004, the Company expensed $1.515 million in beneficial conversion feature related to the sale of convertible debt and attached warrants in the year ended December 31, 2005. In the three month period ended December 31, 2005, we charged $1.465 million to interest expense related to the excess of mark to market compared to beneficial conversion feature and zero to the three months ended December 31, 2004.

As a result of the revaluation our warrant liability, our net profit for the three months ended December 31, 2005 increased to $2.819 million from a loss of $6.947 million in the prior period as a result of the combination of factors described above.

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

As of December 31, 2005, we had a working capital deficit of $4,690,733 as a result of our operating losses from our inception through December 31, 2005. We generated a cash flow deficit of $13,134,454 from operating activities from our inception on September 16, 2002 through December 31, 2005. Cash flows used in investing activities was $56,004 during this period. We met our cash requirements during this period through the receipt of $13,354,984 in the form of private placement of our common stock, the issuance of convertible notes (net of repayments and costs), and advances from the Company's officers, principal shareholders and third parties.

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

Potential Liability Resulting From Issuance and Resale of Stock

During the months of July and August 2005, the Company issued a total of 8,550,000 shares (the "Shares") of its common stock to nine employees and consultants. These shares were not registered under the Securities Act of 1933, as amended ("Securities Act"), or the securities laws of any state. Further, the Shares were issued without a restrictive legend prohibiting their resale except in compliance with the Securities Act. The Company believes that certain of the Shares were subsequently sold on the open market but has been unable to determine the magnitude of the sales. The Company is currently investigating the circumstances surrounding the issuance of the Shares and the possible subsequent resale of certain of the Shares on the open market and the possibility of violations of securities laws.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $67,109,519 for the year ended September 30, 2005. For the three months ended December 31, 2005, we recorded a net income of $2,819,451. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result of continuing losses, we may exhaust all of our resources prior to completing the development of our products. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

In their report dated October 21, 2005, our independent auditors stated that our financial statements for the year ended September 30, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $87,924,553 during the period September 16, 2002 (date of inception) through September 30, 2005. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

The  Failure To  Manage  Our Growth   In  Operations   And  Acquisitions  Of New
Product Lines And New  Businesses  Could Have A Material Adverse Effect On Us.

The expected growth of our operations (as to which no representation can be made) will place a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

         o        operations and financial systems;
         o        procedures and controls; and
         o        training and management of our employees.
         o

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

Although we currently only have operations within the United States, if we were to acquire an international operation; we will face additional risks, including:

         o difficulties in staffing,  managing and integrating international
         o operations due to  language,  cultural or other  differences;
         o Different  or  conflicting regulatory  or  legal  requirements;
         o  foreign  currency  fluctuations;  and
         o diversion of significant time and attention of our management.

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

         Inksure - $1.0 million
         DNA Technologies, Inc. - $22.6 million
         November AG - $5.8 million

We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

         o        Product performance, features and liability;
         o        Price;
         o        Timing of product introductions;
         o        Ability  to   develop,   maintain   and  protect   proprietary
                  products  and technologies;
         o        Sales and distribution  capabilities;
         o        Technical  support and service;
         o        Brand loyalty;
         o        Applications support; and
         o        Breadth of product line.
         o

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

We are Obligated to Pay Liquidated Damages As a Result of Our Failure to Have a Registration Statement Declared Effective Prior to July 15, 2005, and the Payment of Liquidated Damages Will Either Result in Depleting Our Working Capital or Issuance of Shares of Common Stock Which Would Cause Dilution to Our Existing Shareholders.

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

As of February 14, 2006, we had 114,772,385 shares of common stock issued and outstanding and outstanding options and warrants to purchase 42,369,464 shares of common stock. All of the shares issuable upon exercise of our warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

The Securities and Exchange Commission h as adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

         o that a broker or dealer approve a person's account for transactions in penny stocks; and
         o the broker or dealer receive from the investor a written agreement o the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

James Paul Brown v. Applied DNA Case No. BC 3457814

Plaintiff, James Paul Brown filed this action against Applied DNA Sciences, Inc. in the Superior Court of Los Angeles, Los Angeles County, California on January 12, 2006. The complaint asserts a single cause of action for breach of an alleged oral consulting agreement. The relief sought includes monetary damages and attorneys' fees. The parties have reached a settlement in principle, which the Company expects to execute shortly.

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

32.2     Certification   pursuant  to  18  U.S.C.  Section  1350,  as  adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              APPLIED DNA SCIENCES, INC.


Date: October 10, 2006                      By:  /s/ Dr. James Hayward
                                                 ---------------------

                                              Chief Executive Officer
                                              Principal Executive Officer,
                                              Principal Financial Officer
                                              and Principal Accounting Officer).