Form 10QSB/A
period 2006-03-31
APPLIED DNA SCIENCES INC
filed 2006-10-10
CIK 744452

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

                        Commissions file number 002-90519

                           APPLIED DNA SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                               59-2262718
---------------------------------------------    --------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)


    25 Health Sciences Drive, Suite 113, Stony Brook, New York             11790
--------------------------------------------------------------------    --------

             (Address of Principal Executive Offices)                 (Zip Code)

                              (631)   444-6862
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

                                 Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 2 to Form 10-QSB/A ("Amendment No. 2") amends the amended Quarterly Report of Applied DNA Sciences, Inc. (the "Company") on Form 10-QSB/A for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 23, 2006 (the "Original Filing"). This Amendment No. 2 is being filed for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of warrants to acquire the Company's common stock. In addition the Company is correcting certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company Director.


We have not updated the information contained herein for events occurring subsequent to May 23, 2006, the filing date of the Original Filing.

                            APPLIED DNA SCIENCES, INC


                    Quarterly Report on Form 10-QSB/A for the
                     Quarterly Period Ending March 31, 2006

                                Table of Contents

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheet:
 March 31, 2006 (Unaudited)                                                   3

 Condensed Consolidated Statements of Losses:
 Three and Six Months Ended March 31, 2006 and 2005 (Unaudited) and
 the Period from September 16, 2002 (Date of Inception) Through March
 31, 2006 (Unaudited)                                                         4

 Condensed Consolidated Statement of Deficiency in Stockholder's Equity:
 For the Period from September 16, 2002 (Date of Inception) Through March
 31, 2006 (Unaudited)                                                         5

 Condensed Consolidated Statements of Cash Flows:
 Six Months Ended March 31, 2006 and 2005 (Unaudited) and
 the Period from September 16, 2002 (Date of Inception) Through March
 31, 2006 (Unaudited)                                                        19

 Notes to Unaudited Condensed Consolidated Financial Information:
 March 31, 2006                                                            21-41

 Item 2. Management Discussion and Analysis                                  42

 Item 3. Controls and Procedures                                             55


 Part II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                   56

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         56

 Item 3. Defaults Upon Senior Securities                                     56

 Item 4. Submission of Matters to a Vote of Security Holders                 56

 Item 5. Other Information                                                   56

 Item 6. Exhibits                                                            57


 Signatures                                                                  58

                          Part I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    RESTATED
                                   (Unaudited)

                                ASSETS

                                                                March 31, 2006
                                                             -------------------
Current assets:

Cash and Equivalents                                                $    77,715
Advances and other receivables                                            3,128
                                                                    ------------
 Total Current Assets                                                    80,843

 Property and Equipment - Net of accumulated depreciation
 of $6,265                                                               42,337
 Capitalized financing costs                                            390,000
 Deposits and prepaid expenses                                           23,382
 Patents, net of accumulated amortization of $15,168 (Note B)            19,089
 Intellectual property, net of accumulated amortization of
 $1,010,454 (Note B)                                                  8,420,446
                                                                    ------------
 Total Assets                                                       $ 8,976,097
                                                                    ============
                                                                    ============

          LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts Payable and Accrued Liabilities                           $ 3,318,451
 Accrued Liabilities Due Related Parties (Note D)                         2,496
 Note payable-related party (Note C )                                   510,429
                                                                    ------------
 Total Current Liabilities                                            3,831,376

 Warrant Liability (Note G)                                           7,631,128
 Convertible note payable, net of unamortized discount (Note D)         676,790

 Commitments and contingencies (Note F)

 Deficiency in Stockholders' Equity:
 Preferred Stock, par value $.001 per share; 10,000,000 shares
 authorized; 60,000 issued and outstanding                                    6
 Common Stock, par value $.001 per share; 250,000,000 shares
 authorized; 118,582,385 shares issued and outstanding                  118,582
 Common Stock Subscription                                            (200,000)
 Additional Paid-In-Capital                                          81,997,006
 Deficit Accumulated During Development Stage                      (85,078,791)
                                                                   -------------
 Total Stockholders' Equity                                         (3,163,197)
                                                                   -------------
 Total Liabilities and Deficiency in Stockholders' Equity          $  8,976,097
                                                                   =============

See accompanying notes to unaudited consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                                                                                      September 16,
                                     For The Three Months Ended March 31      For The Six Months Ended March 31     2002, (Date of
                                                                                                                  Inception) through
                                            2006                 2005               2006              2005          March 31, 2006
                                    --------------------  -----------------   ---------------    --------------   ------------------
                                          RESTATED            RESTATED            RESTATED          RESTATED           RESTATED
Operating expenses:
Selling, general and administrative $           949,634   $     17,205,512    $     2,794,311    $   22,580,580   $      74,329,915
Research & Development                           75,033                                91,303                               968,711
Depreciation and amortization                   341,676              7,306            684,375            12,027           1,043,802
                                    -------------------   -----------------   ---------------     ------------    -----------------
Total operating expenses                      1,366,343         17,212,818          3,569,989        22,592,607          76,342,428
Loss from operations                         (1,366,343)       (17,212,818)        (3,569,989)      (22,592,607)        (76,342,428)

Net gain/(loss) on revaluation of
warrant liability                             3,967,870         10,775,753         10,756,660        10,775,753          27,457,650

Other Income (expense)                            3,520              3,100              9,493             3,415              40,835
Interest (expense)                             (571,696)       (30,783,777)        (2,350,402)      (32,351,586)        (36,234,848)
Income (taxes) benefit                               --                 --                 --                --                  --
                                    -------------------   ----------------    ---------------    ---------------  ------------------
Net income (loss)                   $         2,033,351   $   (37,217,742)    $     4,845,762    $  (44,165,025)  $     (85,078,791)
                                    ===================   ================    ===============    ===============  =================
Loss per common share
basic                               $              0.02   $          (0.71)   $          0.04    $        (1.11)  $           (1.81)
                                    ===================   ================    ===============    ===============  =================
Diluted                             $              0.02                       $          0.04
                                    ===================                       ===============
Weighted average shares
outstanding -Basic                          116,483,044         53,002,278        114,487,589        40,061,781          47,011,055

Weighted average shares
outstanding -fully
diluted                                     116,533,352                           114,550,086

See accompanying notes to unaudited condensed consolidated financial statements

                         APPLIED DNA SCIENCES, INC
                      (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock canceled in July
2003, previously issued for
services rendered  at $2.50 per
share                               -         -      (24,000)         (2)    (59,998)       -            -           -     (60,000)

Common stock issued in
exchange for options exercised
at $1.00 in July 2003               -         -       20,000           2      19,998        -            -           -      20,000

Common stock issued in
exchange for exercised of
options previously subscribed at
$1.00 in July 2003                  -         -       10,000           1       9,999    (10,000)         -           -          -

Common stock issued in
exchange for consulting services
at approximately $2.38 per
share, August 2003                  -         -      172,500          17     410,915        -            -           -     410,932

Common stock issued in
exchange for options exercised
at $1.00 in August 2003             -         -       29,000           3      28,997        -            -           -      29,000

Common stock issued in
exchange for consulting services
at approximately $2.42 per
share, September 2003               -         -      395,260          40     952,957        -            -           -     952,997

Common stock issued in
exchange  for cash at $2.50 per
share-subscription
payable-September 2003              -         -       19,200          2       47,998    (48,000)         -           -          -

Common stock issued in
exchange for cash at $2.50 per
share pursuant to private
placement September 2003            -         -        6,400           1      15,999        -            -           -      16,000

Common stock issued in
exchange for options exercised
at $1.00 in  September 2003         -         -       95,000          10      94,991        -            -           -      95,001

Common stock subscription
receivable reclassification
adjustment                          -         -         -           -           -           -         2,600          -       2,600

Common Stock subscribed to
at $2.50 per share in September
2003                                -         -         -           -           -       300,000          -           -     300,000

Net Loss for the year
ended September 30, 2003            -         -         -           -           -           -            -   (3,445,164) (3,445,164)
                              --------- --------- ---------- ----------- ----------- ---------- ----------- -----------  ----------

Balance at September 30, 2003       -   $     -   17,811,082 $     1,781 $ 2,577,568 $  300,000 $        -  $(3,456,776)  $(577,427)
                              ========= ========= ========== =========== =========== ========== =========== ===========  ==========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004             -         -        5,000       2,500        (212)       -        -           -            2,288

Common stock issued pursuant
to subscription at  $0.50 per
share in September 2004             -         -       40,000      20,000        -           -        -           -           20,000

Preferred shares converted to
common stock for consulting
services at $0.41 per share in
September 2004                   (4,000)      (4)    100,000      50,000       4,000        -        -           -           53,996

Preferred shares issued in
exchange for service at $25 per
share in September 2004          60,000        6        -           -      1,499,994        -        -           -        1,500,000

Fair value of 2,841,000 warrants
issued to non-employees and
consultants for services rendered
at approximately $.71 per warrant
in September 2004                   -         -         -           -      2,019,862        -        -           -        2,019,862


Net Loss                            -         -         -           -           -           -         -    (19,358,258) (19,358,258)
                              --------- --------- ---------- ----------- ----------- --------- ---------  ------------  -----------
Balance at September 30, 2004    60,000 $      6  23,981,054 $11,990,527 $ 6,118,993 $      -  $  (1,000) $(22,815,034) $(4,706,508)
                              ========= ========= ========== =========== =========== ========= =========  ============  ===========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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

Common Stock issued in
exchange for consulting
services at $1.44 per share
in November 2004                    -         -      115,000      57,500     108,100        -            -           -     165,600

Common Stock issued in
exchange for employee
services at $1.44 per share
in November 2004                    -         -        5,000       2,500       4,700        -            -           -       7,200

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

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
                              ========= ======== =========== =========== =========== ========== ========= ============  ===========

See accompanying notes to the financial statements

                          APPLIED DNA SCIENCES, INC
                       (A development stage company)
     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY) FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006
                               (Unaudited)
                                RESTATED
                               (Continued)

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued pursuant
to subscription at $0.50 per
share in October 2005               -         -      400,000         400     199,600   (200,000)         -           -           -

Common Stock issued in
exchange for consulting
services at $0.75 per share
in October 2005                     -         -      100,000         100      74,900        -            -           -       75,000

Common Stock returned in
October 2005, previously
issued for services
rendered at $0.60 per share         -         -     (350,000)       (350)   (209,650)       -            -           -     (210,000)

Common stock issued pursuant
to subscription at $0.50 per
share in December 2005              -         -       40,000          40      19,960    (20,000)         -           -           -

Common Stock issued to investors
pursuant to registration rights
agreement at $0.51 per share in
December 2005                       -         -      505,854         506     257,480        -            -           -      257,986

Common Stock returned in
January 2006, previously issued
for services rendered at $0.60
per share                           -         -     (250,000)       (250)   (149,750)       -            -           -     (150,000)

Common Stock issued to investors
pursuant to registration rights
agreement at $0.32 per share
in January 2006                     -         -      806,212         806     257,182        -            -           -      257,988

Common Stock issued to investors
pursuant to registration rights
agreement at $0.20 per share
in January 2006                     -         -    1,289,927       1,290     256,695        -            -           -      257,985

Fair value of 200,000 warrants
issued to consultants for
services at $.21 per warrant in
January 2006                        -         -          -            -       43,098        -            -           -       43,098

Common Stock issued in
exchange for consulting services
at $0.17 share in February 2006     -         -      160,000         160      27,040        -            -           -       27,200

Common Stock issued in
exchange for consulting services
at $0.16 share in February 2006     -         -    3,800,000       3,800     604,200        -            -           -      608,000

Previously issued warrants
reclassed to warrant liability      -         -          -            -   (1,584,614)       -            -           -   (1,584,614)

Common Stock returned in
March 2006, previously issued
for services rendered at $0.80
per share                           -         -     (150,000)       (150)   (119,850)       -            -           -     (120,000)

Net Income                          -         -          -            -           -         -            -    4,845,762   4,845,762
                              --------- --------- -----------  --------- ----------- ---------- ----------- -----------  ----------
Balance as of March 31, 2006     60,000       6   118,582,385    118,582  81,997,006   (200,000)         -  (85,078,791) (3,163,197)
                              ========= ========= ===========  ========= =========== ========== =========== ===========  ==========

See accompanying notes to unaudited condensed consolidated financial statements

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      For the Period
                                                                                                                       September 16,
                                                                                                                           2002
                                                                                                                         (Date of
                                                                                           For the Six Month Ended      Inception)
                                                                                           March 31,    March 31,   through March 31
                                                                                               2006         2005           2006
                                                                                           -----------------------------------------
                                                                                             RESTATED      RESTATED      RESTATED
Cash Flows (used in) operating activities:
Net income (loss)                                                                          $ 4,845,762  $(44,165,025)  $(85,078,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization                                                                  684,375        12,027      1,031,887
Organizational expenses                                                                             --            --         88,500
Preferred shares issued in exchange for services                                                    --            --      1,500,000
Warrants issued to  in exchange for services                                                    43,100     3,241,069      9,421,530
 Income attributable to re-pricing of warrants                                             (10,756,660)  (10,775,753)   (27,457,651)
Financing costs attributable to the issuance of warrants                                     2,271,000    23,148,214     25,418,674
Amortization of beneficial conversion feature                                                       --     8,836,000     10,461,000
Amortization of debt discount attributable to convertible debentures                            35,390                       35,390
Fair value of common stock issued to related party  in excess of  previously incurred debt          --     1,365,000      1,365,000
Common stock issued in connection with penalty shares pursuant to pending SB-2 registration    773,958            --      1,550,487
Common stock issued in exchange for  services                                                  710,200    12,399,702     31,284,573
Common stock issued in exchange for intellectual property in connection with costs
acquiring intangible assets                                                                         --            --     14,689,100
Common stock canceled--previously issued for services rendered                                (480,000)     (142,098)    (1,343,845)
Increase (decrease)  in assets and liabilities:
Other current receivable                                                                         9,301                          233
Other Assets                                                                                    (9,120)      (23,941)       (26,743)
Due  related parties, net                                                                        2,496       (20,631)        55,158
Accounts payable and accrued liabilities                                                       742,575      (140,782)     3,142,529
                                                                                           -----------  ------------   ------------
Net cash (used in) operating activities                                                     (1,127,623)   (6,086,218)   (13,862,969)

Cash flows from investing activities:
Acquisition of property and equipment                                                          (35,852)           --        (48,602)
Payment of  patent filing fees                                                                      --        (4,347)       (25,698)
                                                                                           -----------  ------------   ------------
Net cash (used in) investing activities                                                        (35,852)       (4,347)       (74,300)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                                                     --            --        432,000
Proceeds from  issuance  of convertible debt                                                 1,210,000     8,961,000     10,414,000
Proceeds from exercise  of options and warrants                                                     --       102,750        343,750
Payment of debt                                                                                                             (24,854)
Net advances from shareholders                                                                      --            --        100,088


See accompanying notes to unaudited condensed consolidated financial statements


                                                                                                                      For the Period
                                                                                                                       September 16,
                                                                                                                           2002
                                                                                                                         (Date of
                                                                                           For the Six Month Ended      Inception)
                                                                                           March 31,    March 31,   through March 31
                                                                                               2006         2005           2006
                                                                                           -----------------------------------------
                                                                                             RESTATED      RESTATED      RESTATED
Proceeds from loans                                                                                 --            --      2,750,000
                                                                                           -----------  ------------   ------------
Net cash provided by financing activities                                                    1,210,000     9,063,750     14,014,984
Increase (decrease) in cash and cash equivalents                                                46,525     2,973,185         77,715
Cash and cash equivalents, beginning of  period                                                 31,190         1,832             --
                                                                                           -----------  ------------   ------------
Cash and cash equivalents, end of period                                                   $    77,715  $  2,975,017   $     77,715
                                                                                           ===========  ============   ============
Supplemental Information:
Cash paid during the period for interest                                                            --            --             --
Cash paid during the year for taxes                                                                 --            --             --

Non--cash disclosures:
Common stock issued for services                                                               710,200    12,399,702     31,284,573
Common stock issued in exchange for previously incurred debt                                        --     2,313,500      2,313,500
Amortization of beneficial conversion feature attributed to convertible notes                       --     8,836,000     10,461,000

Warrants issued in exchange for financing costs                                              2,271,000    23,148,214     25,418,674

Common stock canceled--previously issued for services rendered                                (480,000)     (142,098)    (1,343,845)
Preferred shares issued in exchange for services                                                    --            --      1,500,000
Warrants issued to consultants                                                                  43,100     3,241,069      9,421,530
Acquisition:
Common stock retained                                                                                             --          1,015
Assets acquired                                                                                                   --           (135)
                                                                                                                       ------------
Total consideration paid                                                                                          --            880
                                                                                                                       ============
Organization expenses-- note  issued in exchange of  shares retired                                               --         88,500


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.


Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2006, the Company has accumulated losses of $85,078,791.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary ProHealth Medical Technologies, Inc. Significant inter-company transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At March 31, 2006 property and equipment consist of:

Computer equipment              $ 15,328
Furniture                         33,274
Accumulated  depreciation        (6,265)
                                --------
Net                             $ 42,337

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The Company did not grant any stock options to employees during the six month period ended March 31, 2006. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                                                            For the Period
                                                                                                             September, 16
                                  For Three         For Three                                                2002 (Date of
                                    Three             Three            For The Six       For The Six          Inception
                                 Months ended     Months ended         Months ended      Months ended          through
                                   March 31,        March 31,            March 31,         March 31,           March 31,
                                     2006             2005                 2006              2005                2006
Net  income   (loss)  -  as
reported                          $2,033,351      $(37,217,742)         $4,845,762       $(44,165,025)       $(85,078,791)

Add:   Total   stock  based
employee       compensation
expense as  reported  under
intrinsic    value   method
(APB No. 25)                              --                --                  --                --              --

Deduct:  Total  stock based
employee       compensation
expense as  reported  under
fair value  method (APB No.
123)                                                (1,406,350)                            (1,406,350)         (1,406,350)
                                  ----------      ------------          ----------       ------------        ------------

Net  income  (loss)  -  Pro
Forma                             $2,033,351      $(38,624,092)         $4,845,762       $(45,571,375)       $(86,485,141)
                                  ==========      ============          ==========       ============        ============

Net      income      (loss)
attributable    to   common
stockholders - Pro Forma          $2,033,351      $(38,624,092)         $4,845,762       $(45,571,375)       $(86,485,141)
                                  ==========      ============          ==========       ============        ============

Basic  income   (loss)  per
share - as reported               $    (0.02)     $      (0.71)         $     0.04       $      (1.11)
                                  ==========      ============          ==========       ============

Basic  income   (loss)  per
share - Pro Forma                 $    (0.02)     $      (0,73)         $     0.04       $      (1.14)
                                  ==========      ============          ==========       ============

 Fully diluted income per
    share - as reported           $     0.02               N/A          $     0.04                N/A                 N/A

 Fully diluted income per
     share - Pro Forma            $     0.02               N/A          $     0.04                N/A                 N/A

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2006, allowance for doubtful receivable was $0.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the "Serial Notes") entered into on March 7, 2006 (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $858,160) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital in the six months ended March 31, 2006 totaled $1,584,614. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%;
annual volatility of 157.55%; and risk free interest rate of 4.82% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note F).

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE B - ACQUISITION OF INTANGIBLE ASSETS (continued)

The purchase price has been allocated as follows:

Amortizable intangible assets acquired are comprised of:

Developed core technologies                              $ 2,260,900
Developed product technologies                             7,170,000
                                                         -----------
Total amortizable intangible assets                        9,430,900
Transaction costs                                         14,869,100
                                                         =----------
Total purchase price                                     $24,120,000
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

The identifiable intangible assets acquired and their carrying value at March 31, 2006 are:

                                                                                         Weighted
                          Gross Carrying                                                 Average
                              Amount       Accumulated                   Residual     Amortization
                                          Amortization        Net          Value         Period
                                                                                        (Years)
Amortizable
 Intangible
 Assets:
Trade secrets  and
developed technologies
                          $9,430,900      $1,010,454    $8,420,446            -             7
Patents                       34,237          15,148        19,089            -             5
                          ----------     -----------    ----------      --------      -------

Total
 Amortized
 Identifiable
 Intangible Assets        $9,465,137      $1,025,602    $8,439,535            -           6.99

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE B - ACQUISITION OF INTANGIBLE ASSETS (continued)

Total amortization expense charged to operations for the six months ended March 31, 2006 and 2005 were $677,040 and $7,306 respectively.


Estimated amortization expense as of March 31, 2006 is as follows:

         2006                        $ 1,357,279
         2007                          1,357,279
         2008                          1,349,748
         2009                          1,349,271
         2010 and after                3,704,998
                                     -----------
         Total                       $ 9,116,575
                                     ===========


NOTE C- RELATED PARTY TRANSACTIONS

At March 31, 2006, related party notes payable is as follows:

4%  Convertible  Note  Payable,  unsecured,  to related party and due August 1,
2005;  currently  in  default.  Note  holder  has the  option to covert  unpaid principal  together with any accrued and unpaid  interest to 180,000  shares of
the Company's common stock.                                                          $ 410,429

7.5% note payable to  BioCogent,  Ltd, an entity  controlled  by the  Company's
President and CEO;  unsecured and repayment of principal and accrued and unpaid interest  due upon the earlier of the (i) receipt by the Company of $250,000 in
debt or equity or other infusion of capital or (ii) by June 30, 2006                   100,000
                                                                                     ----------
                                                                                       510,429
Less: Current portion                                                                 (510,429)
                                                                                     ----------
                                                                                     $     -0-
                                                                                     ----------


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

The Company's officers have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. There was $2,496 in advances due at March 31, 2006.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE C- RELATED PARTY TRANSACTIONS (continued)

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

In July 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license the Company's products in selected Asian countries. The exclusive license for such selected territories is for an initial period of until December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies developed by the Company and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Cumulative royalties earned from the period July 2005 through March 31, 2006 totaled $20,532.

On March 29, 2006, the Company borrowed $100,000 in the aggregate, at a rate of 7.5% per annum, from BioCogent, Ltd., ("BioCogent"), an entity controlled by the Company's President and Chief Executive Officer. These loans are due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale by the Company of its securities for gross proceeds of at least $250,000.


NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

10% Secured Convertible Promissory Notes dated March 8, 2006

On March 8, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,500,000 (the "Serial Notes") and warrants to purchase 3,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on September 7, 2007 and are convertible into the Company's common stock, at the holder's option, at fifty cents ($.50) per share during the period from the date of issuance (March 8, 2006) through March 7, 2007. Should the holder of the Serial Note elect not to convert to the Company's common stock on or before March 7, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company's common stock at an amount equal to 80% of the average bid price of the Company's common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of September 7, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company's pending Registration Statement being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. If the registration statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Serial Notes, in an amount equal to 2% of the unpaid principal balance per month if the above deadlines are not met. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company recorded the fair value of the derivatives ($346,500) and warrants ($ 512,100) to debt discount, aggregating $858,600, which will be amortized to interest expense over the term of the Notes. Amortization of $35,390 was recorded for the six months ended March 31, 2006.

Balance of convertible note as of March 31, 2006, net of
unamortized discount:                                                  $676,790
---------------------------------------------------------------        ========

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


NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)


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

                                             Warrants Outstanding
                                                   Remaining              Weighted           Weighted         Exercisable
                             Number               Contractual              Average           Average           Weighted
         Exercise                                                         Exercise                              Average
         Prices            Outstanding           Life (Years)              Price           Exercisable      Exercise Price
     ================    ===============    =======================    ===============    ==============   =================
          $0.10                 105,464              3.29                  $0.10                105,464         $0.10
          $0.20                   5,000              2.64                  $0.20                  5,000         $0.20
          $0.50               8,850,000              4.72                  $0.50              8,550,000         $0.50
          $0.55               9,000,000              2.22                  $0.55              9,000,000         $0.55
          $0.60               9,132,000              3.13                  $0.60              9,132,000         $0.60
          $0.70                 950,000              1.64                  $0.70                950,000         $0.70
          $0.75              17,727,000              3.50                  $0.75             17,727,000         $0.75
          $1.00                 100,000              .55                   $1.00                100,000         $1.00
                         ---------------                                                  --------------
                             45,569,464                                                      45,569,464
                         ===============                                                  ==============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:


                                               Number of           Weighted
                                                 Shares            Average
                                                                  Price Per
                                                                   Share
Balance, September 30, 2003                       383,500                $1.38
Granted                                         4,574,753                 0.58
Exercised                                         (88,000)                1.00
Canceled or expired                                     -                    -
                                          ----------------    -----------------
Balance, September 30, 2004                     4,870,253                $0.63
Granted                                        32,873,000                 0.71
Exercised                                        (142,500)               .0.34
Canceled or expired                              (731,289)                0.65
                                          ----------------    -----------------
Balance, September 30, 2005                    36,869,464                 0.67
Granted                                         8,700,000                 0.51
Exercised                                               -                    -
Canceled or expired                                     -                    -
                                          ----------------    -----------------
 Outstanding at March 31, 2006                 45,569,464                $0.63
                                          ================    =================



In December 2005, in connection with debt financing, the Company issued 5,500,000 warrants to non-employees to purchase the Company's common stock at an exercise price of $0.50 per share. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the warrants at the date of issuance was recorded as a warrant liability of $1,758,900 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividends yield of 0%; (2) expected volatility of 156.19%, (3) risk-free interest rate of 4.35%, and (4) expected life of 5 years.

During the six months ended March 31, 2006, and in connection with debt financing, the Company issued 200,000 warrants to purchase the Company's common stock at an exercise price of $0.70, expiring in five years. The fair value attributable to the warrants of $43,098 was charged to current period operations.

In the six months ended March 31, 2006, the Company granted 3,000,000 warrants to holders of the Company's convertible notes (See Note D). The warrants have an exercise price of $0.50 per with a five year life. Under certain conditions, as described in Note D, the Company as the option to redeem these warrants.

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants as of March 31, 2006 using the Black-Scholes option pricing model. The difference between the fair value of the warrants as of March 31. 2006 and the previous valuation as of July, 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements (see Note F)

Employee Stock Options

On February 15, 2005, the Company  established an Employee Stock  Ownership Plan
(ESOP), authorizing 16 million shares for the future issuance of incentive stock options, non-statutory options and shares of common stock. Incentive options and shares of common stock are issued at fair market value while non-statutory options are issued at 110% of fair market value. 3.660 million shares were granted as incentive stock options and vested as follows; 50% or option to purchase 1.830 million shares of common stock vesting on April 1, 2005, 25% vesting on July 1, 2005 and the remaining 25% vesting on October 1, 2005. No ESOP shares were exercised as of June 30, 2005. ESOP grants must be exercised within five (5) years. Had the Company charged these warrants to operations, the resulting expense would have totaled $1,406,350.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.


             Options Outstanding                    Options Exercisable
--------------------------------------------------------------------------------
                              Weighted
                               Average       Weighted                  Weighted
                              Remaining       Average                   Average
   Exercise     Number        Contractual    Exercise      Number      Exercise
   Prices      Outstanding    Life (Years)    Price      Exercisable     Price

$     0.68     3,660,000      3.50          $ 0.68         3,660,000    $  0.68


Transactions involving stock options issued to employees are summarized as follows:

                                                            Weighted
                                                            Average
                                                            Exercise
                                         Number of         Price Per
                                           Shares            Share

Outstanding at October 1, 2004                     -      $          -
       Granted                             3,660,000              0.68
       Exercised                                   -                 -
       Cancelled or expired                        -                 -
                                        -------------
Outstanding at September 30, 2005          3,660,000      $       0.68
       Granted                                     -                 -
       Exercised                                   -                 -
       Canceled or expired                         -                 -
                                        -------------
Outstanding at March  31, 2006             3,660,000      $       0.68


Employee options outstanding and options exercisable at March 31, 2006 had no intrinsic value. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $ .19 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $ 0 for the three months ended March 31, 2006. There was no unrecognized stock-based compensation expense related to non-vested stock options during the three months ended March 31, 2006.

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

As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company determined the fair value of the embedded derivatives and valued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.55%, and a volatility of 42.8%. The determined value of both the warrants and the underlying embedded derivatives as of March 31, 2006 was $7,631,129. The net change in the fair value of the derivative and warrant liability values from December 31, 2005 has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE G - CAPITAL STOCK

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

NOTE G - CAPITAL STOCK (continued)

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

During the fiscal year ended September 30, 2005, the Company issued 267,500 shares of common stock for warrants and options exercised at approximately $0.39 per share

During the fiscal year ended September 30, 2005, the Company retired $1,796,057 of convertible notes payable for 5,363,809 shares of common stock. The Notes are convertible into shares of common stock at a price of $0.34 per share.

During the fiscal year ended September 30, 2005, the Company issued 14,442,000 shares of common stock at $0.50 per share pursuant to the exercise terms of notes payable. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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

NOTE G - CAPITAL STOCK (continued)

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

For the fiscal year ended September 30, 2005, the Company issued a total of 2,096,139 penalty shares pursuant to the pending SB-2 registration terms. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 31, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company paid the required $773,959 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of September 2005. The Company valued the shares issued at approximately $0.30 per share for a total of $773,959. The Company continues to accrue the penalties relating to the pending SB-2 registration.

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

In January 2006, the Company issued 2,096,139 penalty shares pursuant to the pending SB-2 registration terms. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 31, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of November and December 2005. The Company valued the shares issued at approximately $0.25 per share for a total of $515,973. The Company continues to accrue the penalties relating to the pending SB-2 registration.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE G - CAPITAL STOCK (continued)

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

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

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

Registration of Company's Shares of Common Stock

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Note E). In connection with the $ 1,465,000 and $ 7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively (see Note D), the Company was obligated to file and cause a registration with respect to the shares underlying the convertible notes and warrants to be declared effective by July 2005. Since the registration statement was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. During the three months ended March 31, 2006, the Company has paid and charged to operations penalties of $515,973 in the form of unregistered shares of its common stock to the former noteholders, and has accrued and charged to operations an additional $329,700 representing unpaid penalties as of March 31, 2006.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

Matters Voluntarily Reported to the SEC and Securities Act Violations

We previously disclosed that we were investigating the circumstances surrounding certain issuances of 8,550,000 shares to employees and consultants in July 2005 (see Note G), and have engaged our new outside counsel to conduct this investigation. We have voluntarily reported our current findings from the investigation to the SEC, and we have agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of the Board of Directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. Our investigation is continuing. The members of our management who effectuated the stock issuances that are being examined in the investigation no longer work for us. We believe that we may incur significant costs and expenses in continuing this investigation. In the event that any of the exemptions from registration with respect to the issuance of the Company's common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company's common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

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

The accompanying financial statements for the three and six months ended March 31, 2006 have been restated for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of warrants to acquire the Company's common stock. In addition the Company is correcting certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company Director.

Accordingly, the Company restated the financial statements as of and for the three and six months ended March 31, 2006 by disclosing the effect of these errors in this Form 10-QSB/A.

For both the three and six months  ended March 31, 2006  Condensed  Consolidated
Income   Statement   restatement  is  to:
- Decrease Selling, General and Administrative for capitalized financing costs by $390,000.
- To correct the fair value of warrants resulting in a $843,734 increase in Warrant Liability compared to previous filing.
- Increase in liabilities for accrual of penalties relating to convertible notes of $1,044,051.
- Decrease additional paid in capital for initial valuation of non debt related warrants of $1,584,614
- Reflect the reclassification of warrants from equity to liability resulting in an $7,005,371 increase to Warrant Liability compared to the previous filing.
- Net Deficit in Shareholders' Equity decreased by $1,497,784 as a result of the combination of factors described above.


The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Balance sheet as of March 31, 2006:

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

                                                  (As restated)    (As reported)
      ASSETS                                       $ 8,976,097      $ 8,586,097
                                                   ===========      ===========
      LIABILITIES AND DEFICIENCY IN  STOCKHOLDERS'
      EQUITY
      Total current liabilities                      3,831,376        2,787,325
      Warrant liabilities                            7,631,128        6,787,395
      Convertible notes payable                        676,790          676,790

      Deficiency in Stockholders' Equity:
      Preferred stock                                        6                6
      Common stock                                     118,582          118,582
      Common stock subscription                       (200,000)        (200,000)
      Additional paid in capital                    81,997,006       88,220,817
      Deficit accumulated during development stage
                                                   (85,078,791)     (89,804,818)
                                                   -----------      -----------
      Total Liabilities and Deficiency in
      Stockholders' Equity                         $ 8,976,097      $ 8,586,097
                                                   ===========      ===========

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Income Statement as of March 31, 2006:


                                                 For the Three Months Ended March     For the Six Months Ended March 31,
                                                             31, 2006                                2006
                                                  (As Restated)     (As Reported)       (As Restated)      (As Reported)
Operating Expenses:
Selling general and administrative                 $   949,634     $   1,009,934         $ 2,794,311       $  3,088,661
Research and development                                75,033            75,033              91,303             91,303
Depreciation and amortization                          341,676           341,676             684,375            684,375
                                                   -----------      ------------         -----------       ------------

Total Operating Expenses                             1,366,343         1,426,643           3,569,989          3,864,339
Operating Loss                                      (1,366,343)       (1,426,643)         (3,569,989)        (3,864,339)
Net gain/(loss) on  revaluation of
warrant liability                                    3,967,870         4,846,273          10,756,660         12,973,966
Other income (expense)                                   3,520             3,520               9,493              9,493
Interest income (expense)                             (571,696)          (59,597)         (2,350,402)           (79,403)
                                                   -----------      ------------         -----------       ------------

Net Income (Loss)                                  $ 2,033,351      $  3,356,513         $ 4,845,762       $  9,039,717
                                                   ===========      ============         ===========       ============
Net income (loss) per common share-basic           $      0.02      $       0.03         $      0.04       $       0.08
                                                   ===========      ============         ===========       ============
Net Income (Loss) per common share-diluted         $      0.02      $       0.03         $      0.04       $       0.08
                                                   ===========      ============         ===========       ============
Weighted average shares outstanding-basic          116,483,044       116,483,044         114,487,589        114,487,589
Weighted average shares
outstanding-Diluted                                116,533,352       116,533,352         114,550,086        114,550,086

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

The result of the Cash Flow restatement is to:
- Decrease  profit for the six months March 31, 20065 by $4,757,705 as described
above  -  Reflect  the  $3,967,870  warrant   revaluation  gain.  -  Adjust  for
capitalized financing costs paid from proceeds.

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the six month period ended March 31, 2006.

Consistent with the original summary presentation, following is a reconciliation of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the periods ended March 31, 2006. See the full Condensed Consolidated Statement of Cash Flows for the periods ended March 31, 2006 for additional details.

                                          For the Six Months Ended March 31,
                                                         2006
                                          (As Restated)         (As Reported)
Cash Flows from operating
activities:
Net income from operating activities      $   4,845,762         $ 9,039,717
Summary of adjustments to reconcile
net loss to net cash (used in)
operating activities:

Change in fair value of warrant
liabilities                                 (10,756,660)         (8,057,745)
Other operating activities - see
Cash Flow statement for full details          4,783,275           3,094,266
                                          -------------         -----------
Net cash (used in) operating
activities                                   (1,127,623)         (1,517,623)

Cash flows from investing activities:
- see Cash Flow statement for full
details
Net cash (used in) investing
activities                                      (35,852)            (35,852)
Cash flows from financing activities:
- see Cash Flow statement for full
details
Proceeds from loans                           1,210,000           1,600,000
                                          -------------         -----------
Net cash provided by financing
activities
Increase (decrease) in cash and cash
equivalents                                      46,525              46,525
Cash and cash equivalents,
beginning of period                              31,190              31,190
                                          -------------         -----------
Cash and cash equivalents, end of
                                          -------------         -----------
period                                    $      77,715         $    77,715
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

In May, 2006 the Company signed a Business Development and Trademark License Agreement with Dr. Suwelack Skin & Health Care AG ("Dr. Suwelack") providing Dr. Suwelack rights to use the Company's SigNature(TM) logo, which is printed with ink containing the Company's proprietary encrypted botanical DNA technology, and to participate in the Company's SigNature(TM) Program. The terms of this one year license agreement provide Suwelack with a limited, non-exclusive, non-transferable right to use the SigNature(TM) logo on its packaging and labels. Dr. Suwelack will pay us a one time license fee in the amount of EUR 15,000 in consideration for the use of the Company's SigNature(TM) logo. EUR7,500 of the license fee was due upon signing of the agreement and the remaining 50% is due upon receipt of the shipped labels. Dr. Hayward, serves on Dr. Suwelack's board of directors. BioCogent, whose President and Chief Executive Officer and sole stockholder is Dr. Hayward, provides consulting services to Dr. Suwelack. Dr. Suwelack and BioCogent recently reached an agreement in principle, with respect to which no written agreement has been executed, by which BioCogent will continue to provide consulting services to Dr. Suwelack and Dr. Hayward will serve as Dr. Suwelack's president on a part-time basis reporting to Dr. Suwelack's Chief Executive Officer.

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

   o Strong Technology Alliances - Our technology can also provide advanced security dimensions to:

   o Electronics security: access and physical/plant security (biometric security cards enhanced with DNA)

   o    Security Holograms (DNA enhanced)

   o    Security papers and printing

   o    Holograms (DNA holograms)

   o    Other security-related products and systems

   o Law Enforcement Expertise - The resources of our collaborative partners in the security industry include former federal law enforcement, security, and intelligence officers who provide us with extensive contacts and hands-on experience in:

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

Warrant Liability

In connection with the placement of certain debt instruments during the fiscal quarter ended March 31, 2005, as described above, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivatives financial instrument liability, rather than as shareholders' equity.

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

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the six month period ended March 31, 2006 compared to same period in 2005 decreased $19.786 million or 88% to $2.794 million from $22.581 million in the prior period due to non-recurring financing and related costs incurred during the March 2005 quarter.

Research and Development

Research and development expenses increased $91,303 for the six month period ended March 31, 2006 compared to the same period in 2005 from $0 to $91,303 primarily due to collaboration with The Center for Biotechnology at Stony Brook University.

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

Total Operating Expenses

Total operating expenses during the six months ended March 31, 2006 decreased to $3.570 million from $22.593 million, or a decrease of $19.022 million as a result of the combination of factors listed above.

Other income/expenses

Gain on revaluation of warrant liability decreased by $19,093 to $10.757 million from $10.775 million for the six month periods ended March 31, 2006 and 2005, respectively.

Interest Expenses

Interest expense, for the six month period ended March 31, 2006 decreased to $2.350 million from $32.352 million in the same period of 2005, a decrease of $30.001 million primarily resulting from the reduction in financing in 2006 as compared to 2005.

Net Income

Net Income for the six month period ended March 31, 2006 increased to $4.846 million from a loss of $44.165 million in the prior period as a result of the combination of factors described above.

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

As of March 31, 2006, we had a working capital deficit of $3,750,533 as a result of our operating losses from our inception through March 31, 2006. We generated a cash flow deficit of $13,862,969 from operating activities from our inception on September 16, 2002 through March 31, 2006. Cash flows used in investing activities was $74,300 during this period. We met our cash requirements during this period through the receipt of $14,014,984 in the form of private placement of our common stock, the issuance of convertible notes (net of repayments and costs), and advances from the Company's officers, principal shareholders and third parties.

As of March 31, 2006, we had $1,187,219 in outstanding notes payables. Please see Note C in our unaudited financial statements included in this Form 10-QSB/A for the terms of such notes payable.

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

In connection with the January and February 2005 Placement, we granted the investors registration rights. Pursuant to the registration rights agreement, if we did not file the registration statement by February 15, 2005, or if we did not have the registration statement declared effective on or before June 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $257,985, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. All of the liquidated damages that we paid were paid in common stock, although any future payments of liquidated damages may, at our option, be made in cash. If we decide to pay the liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,807,375 shares of common stock in liquidated damages from August, 2005 to January, 2006. The issuance of shares upon payment of liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering. Liquidated damages in the form of common stock were paid for the period from June 15, 2005 to December 15, 2005. We believe that we have no enforceable obligation to pay further liquidated damages since the shares we agreed to register for resale are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, and such continuing liquidated damages are grossly inconsistent with actual damages to the purchasers of the notes and warrants. However, we are seeking to confirm this position by obtaining the waiver and release of the holders of these securities of further liquidated damages. If these persons do not waive and release and successfully bring a claim against us with respect to such liquidated damages, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business. As of March 31, 2006, we have accrued $773,995 in penalties representing the further liquidated damages associated with our failure to file the registration statement by the deadline and have included this amount in accounts payable and accrued expenses.

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

RISKS RELATING TO OUR BUSINESS

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

For the six month period ended March 31, 2006, we produced a net income of $4,845,762 with $10,756,660 attributable to the revised classification and for the three month period ended March 31, 2006, we incurred a net income of $2,033,351. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Our revenues and profits, if any, will depend upon various factors, including whether we will be able to generate revenue. As a result we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

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

In their report dated October 21, 2005, our independent auditors stated that our financial statements for the year ended from September 30, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $89,924,553 during the period September 16, 2002 (date of inception) to September 30, 2005. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

   o That a broker or dealer approve a person's account for transactions in penny stocks; and

   o The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

                                       APPLIED DNA SCIENCES, INC.



Date:  October 10, 2006                 By: /s/  JAMES A. HAYWARD
                                           -------------------------------------
                                        James A. Hayward
                                        Chief Executive  Officer  (Principal
                                        Executive  Officer, Principal  Financial
                                        Officer   and    Principal    Accounting
                                        Officer)