Form 10QSB/A
period 2006-06-30
APPLIED DNA SCIENCES INC
filed 2006-10-10
CIK 744452

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

                               Yes _____  No _X__

                                EXPLANATORY NOTE


This Amendment No. 1 to Form 10-QSB/A (this "Amendment") amends the Quarterly Report of Applied DNA Sciences, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on August 17, 2006 (the "Original Filing"). This Amendment is being filed for the purpose of correcting errors in accounting for and disclosing the issuance by the Company of warrants to acquire the Company's common stock.

We have not updated the information contained herein for events occurring subsequent to August 17, 2006, the filing date of the Original Filing.


                            APPLIED DNA SCIENCES, INC
           Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the
                      Quarterly Period Ending June 30, 2006

                                Table of Contents



PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheet: June 30, 2006 (Unaudited)       3

      Condensed Consolidated Statements of Losses:
      Three Months Ended June 30, 2006 and 2005 (Unaudited) and
      the Period from September 16, 2002 (Date of Inception)
      Through June 30, 2006 (Unaudited)                                     4

      Condensed Consolidated Statement of Stockholder's Equity
      (Deficiency): For the Period from September 16, 2002
      (Date of Inception) Through June 30 2006 (Unaudited)                  5

      Condensed Consolidated Statements of Cash Flows:
      Three Months Ended June 30, 2006 and 2005 (Unaudited) and
      the Period from September 16, 2002 (Date of Inception)
      Through  June 30, 2006 (Unaudited)                                    19

      Notes to Unaudited Condensed Consolidated Financial Information:
      June 30, 2006                                                        21-45

   Item 2. Management Discussion and Analysis                               46

   Item 3  Controls and Procedures                                          64


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                65

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      65

   Item 3. Defaults Upon Senior Securities                                  65

   Item 4. Submission of Matters to a Vote of Security Holders              66

   Item 5. Other Information                                                66

   Item 6. Exhibits                                                         66

Signatures                                                                  67

                          PART 1. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                          APPLIED DNA SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2006
                                   RESTATED
                                  (Unaudited)

                                                        ASSETS
Current assets:
Cash and cash equivalents                                                                        $   1,931,173
Accounts receivable                                                                                     18,900
Advances and other receivables                                                                          11,611
Prepaid expenses                                                                                       146,667
                                                                                                 --------------
Total current assets                                                                                 2,108,351

Property, plant and equipment-net of accumulated depreciation of $10,315                                38,286
Deposits                                                                                                 8,322
Capitalized finance costs                                                                            1,437,862

Intangible assets:
Patients, net of accumulated amortization of $16,881                                                    17,376
Intellectual property, net of accumulated amortization of $1,347,271                                 8,083,629
                                                                                                 --------------

Total Assets                                                                                     $  11,693,826
                                                                                                 ==============

                                  LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities                                                         $   4,680,849
Note payable- Related Party (Note G)                                                                   410,429
                                                                                                 --------------
Total current liabilities                                                                            5,091,278

Convertible notes payable, net of unamortized discount (Note  C)                                     3,306,371
Debt derivative and warrant liability (Note F)                                                       5,698,286

Commitments and contingencies (Note H)

Deficiency in Stockholders' Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized;  60,000 issued and
outstanding                                                                                                  6
Common stock, par value $0.001 per share;  250,000,000 shares authorized;  118,582,385 issued
and outstanding                                                                                        118,582
Common stock subscription                                                                             (200,000)
Additional paid in capital                                                                          81,997,006
Accumulated deficit                                                                                (84,317,703)
                                                                                                 --------------
Total deficiency in stockholders' equity                                                            (2,402,109)

Total liabilities and Deficiency in Stockholders' Equity                                         $  11,693,826
                                                                                                 ==============

See the accompanying notes to the unaudited condensed consolidated financial statements

                          APPLIED DNA SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSSES)
                                  (Unaudited)

                                                                                                                          From
                                                                                                                       September
                                                                                                                           16,
                                                                                                                          2002
                                                                                                                       (Date of
                                                            For the Three                   For the Nine               Inception)
                                                                Months                        Months                    Through
                                                              Ended June 30,               Ended June 30,               June 30,
                                                          2006            2005            2006            2005            2006
                                                          ----            ----            ----            ----        -------------
                                                        RESTATED        RESTATED        RESTATED        RESTATED        RESTATED
                                                        --------        --------        --------        --------        --------
Sales                                                 $      18,900   $           -   $      18,900   $           -   $      18,900
Cost of sales                                                15,639               -          15,639               -          15,639
                                                      --------------  --------------  --------------  --------------  --------------
Gross Profit                                                  3,261               -           3,261               -           3,261

Operating expenses:
Selling, general and administrative                       1,580,967       1,865,631       4,391,305      24,188,882      75,910,882
Research and development                                          -          88,870          75,276         345,958         968,711
Depreciation and amortization                               336,824           3,160       1,021,199          15,187       1,380,626
                                                      --------------  --------------  --------------  --------------  --------------
Total operating expenses                                  1,917,791       1,957,661       5,487,780      24,550,027      78,260,219
                                                      --------------  --------------  --------------  --------------  --------------

NET LOSS FROM OPERATIONS                                 (1,914,530)     (1,957,661)     (5,484,519)    (24,550,027)    (78,256,958)

Net gain  (loss)  in fair  value of debt  derivative
and warrant liabilities                                   3,493,961       5,679,175      14,250,621      16,454,928      30,951,611

Other income (expenses)                                       8,483             241          17,976           3,415          49,319
Interest income (expense)                                  (826,827)        (21,557)     (3,177,229)    (32,373,143)    (37,061,675)
                                                      --------------  --------------  --------------   ------------   --------------
Net income (loss) before provision for income taxes         761,087       3,700,198       5,043,099     (40,464,827)    (84,317,703)
                                                                  -
Income taxes (benefit)                                            -               -               -               -               -
                                                      --------------  --------------  --------------   ------------   --------------

NET INCOME (LOSS)                                     $     761,087   $   3,700,198   $   5,606,849   $ (40,464,827)  $ (84,317,703)
                                                      ==============  ==============  ==============  ==============  ==============

Net income (loss) per share-basic                     $        0.01   $        0.06   $        0.05   $       (0.83)
                                                      ==============  ==============  ==============  ==============

Net income (loss) per share-fully diluted             $        0.01   $        0.04   $        0.03
                                                      ==============  ==============  ==============

Weighted average shares outstanding-
    Basic                                               118,582,385      66,308,115     115,852,521      48,810,559
                                                      --------------  --------------  --------------  --------------
    Fully diluted                                       177,501,849     109,223,832     181,716,985
                                                      --------------  --------------  --------------

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital     Stock    Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share          -         -      100,000  $      10   $     990  $     -    $       -    $      -    $    1,000

Net Loss                            -         -         -           -          -           -            -       (11,612)    (11,612)
                                ------  --------  ----------  ----------  ---------  ---------  -----------  ----------  ----------

Balance at September 30, 2002       -   $     -      100,000  $      10   $     990  $     -    $       -    $  (11,612) $  (10,612)
                                ======  ========  ==========  ==========  =========  =========  ===========  ==========  ==========
Issuance of common stock in
connection with merger with
Prohealth Medical Technologies,
 Inc on October 1, 2002             -         -   10,178,352       1,015       -           -            -           -         1,015

Cancellation of Common stock
in connection with merger with
Prohealth Medical
Technologies, Inc on October
21, 2002                            -         -     (100,000)        (10)    (1,000)       -            -           -        (1,010)

Issuance of common stock in
exchange for services in
October 2002 at $ 0.65 per
share                               -         -      602,000          60     39,070        -            -           -        39,130

Issuance of common stock in
exchange for subscription in
November and December 2002
at $ 0.065 per share                -         -      876,000          88     56,852        -        (56,940)        -           -

Cancellation of common stock
in January 2003 previously
issued in exchange for
consulting services                 -         -     (836,000)        (84)   (54,264)       -         54,340         -            (8)

Issuance of common stock in
exchange for licensing services
valued at $ 0.065 per share in
January 2003                        -         -    1,500,000         150     97,350        -            -           -        97,500

Issuance of common stock in
exchange for consulting
services valued at $ 0.13 per
share in January  2003              -         -      586,250          58     76,155        -            -           -        76,213

Issuance of common stock in
exchange for consulting
services at $ 0.065 per share
in February 2003                    -         -        9,000           1        584        -            -           -           585

Issuance of common stock to
Founders in exchange for
services valued at $0.0001  per
share in March 2003                 -         -   10,140,000       1,014       -           -            -           -         1,014

Issuance of common stock in
exchange for consulting
services valued at $2.50 per
share in March 2003                 -         -       91,060          10    230,624        -            -           -       230,634

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital     Stock    Subscription Development
                                Shares    Amount    Shares     Amount       Amount   Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Issuance of common stock in
exchange for consulting services
valued at $ 0.065 per share in
March 2003                          -         -        6,000           1         389        -            -           -         390

Common stock subscribed in
exchange for cash at $1 per
share in March 2003                 -         -         -           -         18,000        -            -           -      18,000

Common stock issued in
exchange for consulting
services at $ 0.065 per
share on April 1, 2003              -         -      860,000          86      55,814        -            -           -      55,900

Common stock issued in
exchange for cash at $ 1.00 per
share on April 9, 2003              -         -       18,000           2        -           -            -           -           2

Common stock issued in
exchange for consulting services
at $ 0.065 per share on April 9,
2003                                -         -        9,000           1         584        -            -           -         585

Common stock issued in
exchange for consulting services
at $ 2.50 per share on April 23,
2003                                -         -        5,000           1      12,499        -            -           -      12,500

Common stock issued in
exchange for consulting services
at $ 2.50 per share, on June 12,
2003                                -         -       10,000           1      24,999        -            -           -      25,000

Common stock issued in
exchange for cash at $ 1.00 per
share on June 17, 2003              -         -       50,000           5      49,995        -            -           -      50,000

Common stock subscribed in
exchange for cash at $ 2.50 per
share pursuant to private
placement on June 27, 2003          -         -         -           -           -        24,000          -           -      24,000

Common stock retired in
exchange for note payable
at $0.0118 per share,
in June 30, 2003                    -         -   (7,500,000)       (750)        750        -            -           -          -

Common stock issued in
exchange for consulting services
at $0.065 per share, on June 30,
2003                                -         -      270,000          27      17,523        -            -           -      17,550

Common stock subscribed in
exchange for cash at $ 1.00 per
share pursuant to private
placement on June 30, 2003          -         -         -           -           -        10,000          -           -      10,000

Common stock subscribed in
exchange for cash at $ 2.50 per
share pursuant to private
placement on June 30, 2003          -         -         -           -           -        24,000          -           -      24,000

Common stock issued in
exchange for consulting services
at approximately $2.01 per
share, July 2003                    -         -      213,060          21     428,798        -            -           -     428,819

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock canceled in July
2003, previously issued for
services rendered  at $2.50 per
share                               -         -      (24,000)         (2)    (59,998)       -          -            -       (60,000)

Common stock issued in
exchange for options exercised
at $1.00 per share in July 2003     -         -       20,000           2      19,998        -          -            -        20,000

Common stock issued in
exchange for exercised of
options previously subscribed at
$1.00 per share in July 2003        -         -       10,000           1       9,999    (10,000)       -            -            -

Common stock issued in
exchange for consulting services
at approximately $2.38 per
share, August 2003                  -         -      172,500          17     410,915        -          -            -       410,932

Common stock issued in exchange
for options exercised at $1.00
per share in August 2003            -         -       29,000           3      28,997        -          -            -        29,000

Common stock issued in
exchange for consulting services
at approximately $2.42 per
share, September 2003               -         -      395,260          40     952,957        -          -            -       952,997

Common stock issued in
exchange for cash at $2.50 per
share-subscription
payable-September 2003              -         -       19,200          2       47,998    (48,000)       -            -            -

Common stock issued in
exchange for cash at $2.50 per
share pursuant to private
placement September 2003            -         -        6,400           1      15,999        -          -            -        16,000

Common stock issued in
exchange for options exercised
at $1.00 per share in
September 2003                      -         -       95,000          10      94,991        -          -            -        95,001

Common stock subscription
receivable reclassification
adjustment                          -         -         -           -           -           -        2,600          -         2,600

Common Stock subscribed to
at $2.50 per share in September
2003                                -         -         -           -           -       300,000        -            -       300,000

Net Loss for the year
ended September 30, 2003            -         -         -           -           -           -          -     (3,445,164) (3,445,164)
                                 ------  -------  ----------  ----------  ----------  ---------  ---------  -----------  ----------

Balance at September 30, 2003       -    $    -   17,811,082  $    1,781  $2,577,568  $ 300,000  $     -    $(3,456,776) $ (577,427)
                                 ======  =======  ==========  ==========  ==========  =========  =========  ===========  ==========

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Preferred shares issues in
exchange for services at $25.00
per share, October 2003          15,000        15       -            -            -          -         -           -             15

Common stock issued in
exchange for consulting services
at approximately $2.85 per
share, October 2003                 -         -      287,439           29      820,389       -         -           -        820,418

Common stock issued in
exchange  for cash at $2.50 per
share-subscription
payable-October 2003                -         -      120,000           12      299,988  (300,000)      -           -            -

Common stock canceled in
October 2003, previously issued
for services rendered  at $2.50
per share                           -         -     (100,000)         (10)    (249,990)      -         -           -       (250,000)

Common stock issued in
exchange for consulting services
at approximately $3 per share,
November 2003                       -         -      100,000           10      299,990       -         -           -        300,000

Common stock subscribed in
exchange for cash at $2.50 per
share pursuant to private
placement, November, 2003           -         -      100,000           10      249,990       -         -           -        250,000

Common stock subscribed in
exchange for cash at $2.50 per
share pursuant to private
placement, December, 2003           -         -        6,400            1       15,999       -         -           -         16,000

Common stock issued in
exchange for consulting services
at approximately $2.59 per
share, December 2003                -         -    2,125,500          213    5,504,737       -         -           -      5,504,950

Common Stock subscribed to
at $2.50 per share in
December 2003                       -         -         -            -            -      104,000       -           -        104,000

Beneficial conversion feature
relating to notes payable           -         -         -            -       1,168,474       -         -           -      1,168,474

Beneficial conversion feature
relating to warrants                -         -         -            -         206,526       -         -           -        206,526

Adjust common stock par value
from $0.0001 to $0.50 per share,
per amendment of articles dated
in December 2004                    -         -         -      10,223,166  (10,223,166)      -         -           -            -

Common Stock issued pursuant
to subscription at $2.50 share
in January 2004                     -         -       41,600       20,800       83,200  (104,000)      -           -            -

Common stock issued in
exchange for consulting services
at $2.95 per share, January 2004    -         -       13,040        6,520       31,948       -         -           -         38,468

Common stock issued in
exchange for consulting services
at $2.60 per share, January 2004    -         -      123,000       61,500      258,300       -         -           -        319,800

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting services
at $3.05 per share, January 2004    -         -        1,000         500       2,550        -            -           -       3,050

Common stock issued in
exchange for employee services
at $3.07 per share, February 2004   -         -        6,283       3,142      16,147        -            -           -      19,289

Common stock issued in
exchange for consulting services
at $3.04 per share, March 2004      -         -       44,740      22,370     113,640        -            -           -     136,010

Common Stock issued for
options exercised at $1.00 per
share in March 2004                 -         -       55,000      27,500      27,500        -            -           -      55,000

Common stock issued in
exchange for employee services
at $3.00 per share, March 2004      -         -        5,443       2,722      13,623        -            -           -      16,345

Common stock issued in
exchange for employee services
at $3.15 per share, March 2004      -         -        5,769       2,885      15,292        -            -           -      18,177

Preferred shared converted to
common shares for consulting
services at $3.00 per share,
March 2004                       (5,000)      (5)    125,000      62,500     312,500        -            -           -     374,995

Common stock issued in
exchange for employee services
at $3.03 per share, March 2004      -         -        8,806       4,400      22,238        -            -           -      26,638

Common Stock issued pursuant
to subscription at $2.50 per
share in March 2004                 -         -       22,500      11,250      (9,000)       -            -           -       2,250

Beneficial Conversion Feature
relating to Notes Payable                               -           -        122,362        -           -           -      122,362

Beneficial Conversion Feature       -         -
relating to Warrants                                    -           -        177,638        -            -           -     177,638

Common stock issued in
exchange for consulting services
at $2.58 per share, April 2004      -         -        9,860       4,930      20,511        -            -           -      25,441

Common stock issued in
exchange for consulting services
at $2.35 per share, April 2004      -         -       11,712       5,856      21,667        -            -           -      27,523

Common stock issued in
exchange for consulting services
at $1.50 per share, April 2004      -         -      367,500     183,750     367,500        -            -           -     551,250

Common stock returned to
treasury at $0.065 per share,
April 2004                          -         -      (50,000)    (25,000)     21,750        -            -           -      (3,250)

Preferred stock converted to
common stock for consulting
services at $1.01 per share in
May 2004                         (4,000)      (4)    100,000      50,000      51,250        -            -           -     101,246

Common stock issued per
subscription May 2004               -         -       10,000       5,000      (4,000)       -        (1,000)        -          -

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage       Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004                   -         -      137,000      68,500      50,730        -            -           -     119,230

Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004                   -         -       26,380      13,190      17,147        -            -           -      30,337

Common stock returned to
treasury at $0.065 per
share, June 2004                    -         -       (5,000)     (2,500)     2,175         -            -           -        (325)

Common stock issued in
exchange for consulting
services at $0.67 per
share in June 2004                  -         -      270,500     135,250      45,310        -            -           -     180,560

Common stock issued in
exchange for consulting services
at $0.89 per share in June 2004     -         -        8,000       4,000       3,120        -            -           -       7,120

Common stock issued in
exchange for consulting services
at $0.65 per share in June 2004     -         -       50,000      25,000       7,250        -            -           -      32,250

Common stock issued pursuant
to private placement at $1.00
per share in June 2004              -         -      250,000     125,000     125,000        -            -           -     250,000

Common stock issued in
exchange for consulting services
at $0.54 per share in July 2004     -         -      100,000      50,000       4,000        -            -           -      54,000

Common stock issued in
exchange for consulting services
at $0.72 per share in July 2004     -         -        5,000       2,500       1,100        -            -           -       3,600

Common stock issued in
exchange for consulting services
at $0.47 per share in July 2004     -         -      100,000      50,000      (2,749)       -            -           -      47,251

Common stock issued in
exchange for consulting
services at $0.39 per
share in August 2004                -         -      100,000      50,000     (11,000)       -            -           -      39,000

Preferred stock converted
to common stock for
consulting services at
$0.39 per share in August 2004   (2,000)      (2)     50,000      25,000      (5,500)       -            -           -      19,498

Common stock issued in
exchange for consulting
services at $0.50 per
share in August 2004                -         -      100,000      50,000         250        -            -           -      50,250

Common stock issued in
exchange for consulting
services at $0.56 per
share in August 2004                -         -      200,000     100,000      12,500        -            -           -     112,500

Common stock issued in
exchange for consulting
services at $0.41 per
share in August 2004                -         -       92,500      46,250      (8,605)       -            -           -      37,645

Common stock issued in
exchange for consulting
services at $0.52 per
share in September 2004             -         -    1,000,000     500,000      17,500        -            -           -     517,500

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred              Common      Paid in     Common       Stock       During
                              Preferred   Shares    Common      Stock      Capital      Stock   Subscription Development
                                Shares    Amount    Shares     Amount      Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004             -         -        5,000        2,500        (212)      -         -           -            2,288

Common stock issued pursuant
to subscription at $0.50 per
share in September 2004             -         -       40,000       20,000        -          -         -           -           20,000

Preferred shares converted to
common stock for consulting
services at $0.41 per share in
September 2004                   (4,000)      (4)    100,000       50,000       4,000       -         -           -           53,996

Preferred shares issued in
exchange for service at $25 per
share in September 2004          60,000        6        -            -      1,499,994       -         -           -        1,500,000

Fair value of 2,841,000 warrants
issued to non-employees and
consultants for services
rendered at approximately $0.71
per warrant in September  2004      -         -         -            -      2,019,862       -         -           -        2,019,862


Net Loss                            -         -         -            -           -          -         -    (19,358,258) (19,358,258)
                                 ------  -------  ----------  -----------  ----------  --------  -------  ------------  -----------
Balance at September 30, 2004    60,000  $     6  23,981,054  $11,990,527  $6,118,993  $    -    $(1,000) $(22,815,034) $(4,706,508)
                                 ======  =======  ==========  ===========  ==========  ========  =======  ============  ===========

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued in
exchange for consulting services
at $0.68 per share in October
2004                                -         -      200,000     100,000      36,000        -            -           -     136,000

Common stock returned
to treasury at $0.60 per share
in October 2004                     -         -   (1,069,600)   (534,800)   (107,297)       -            -           -    (642,097)

Common stock issued in exchange
for consulting services at $0.60
per share in October 2004           -         -       82,500      41,250       8,250        -            -           -      49,500

Common Stock issued pursuant to
subscription at $0.60 per share
in October 2004                     -         -      500,000     250,000      50,000   (300,000)         -           -          -

Common stock issued in exchange
for consulting servicesat $0.50
per share in October 2004           -         -      532,500     266,250        -           -            -           -     266,250

Common Stock issued in exchange
for debt at $0.50 per share
in October 2004                     -         -      500,000     250,000        -           -            -           -     250,000

Common Stock issued pursuant to
subscription at $0.45 per share
in October 2004                     -         -    1,000,000     500,000     (50,000)  (450,000)         -           -          -

Common stock issued in exchange
for consulting services at $0.45
per share in October 2004           -         -      315,000     157,500     (15,750)       -            -           -     141,750

Common Stock issued in
exchange for consulting
services at $0.47 per share
in November 2004                    -         -      100,000      50,000      (3,000)       -            -           -      47,000

Common Stock issued in
exchange for consulting
services at $0.80 per share
in November 2004                    -         -      300,000     150,000      90,000        -            -           -     240,000

Common Stock issued in
exchange for consulting
services at $1.44 per share
in November 2004                    -         -      115,000      57,500     108,100        -            -           -     165,600

Common Stock issued in
exchange for employee
services at $1.44 per share
in November 2004                    -         -        5,000       2,500       4,700        -            -           -       7,200

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

Fair value of 6,063,500 warrants
issued to non employees and
consultants for services rendered
at $0.52 per warrant in October
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
in January 2005

Fair value of warant liability
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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common Stock issued in
exchange for consulting
services at $0.92 per share
in March 2005                       -         -       24,333       12,167      10,219        -            -           -      22,386

Common Stock issued in
exchange for consulting
services at $0.99 per share
in March 2005                       -         -       15,000        7,500       7,350        -            -           -      14,850

Common stock issued in exchange
for debt at $0.50 per
share in March 2005                 -         -    1,240,000      620,000        -           -            -           -     620,000

Common stock canceled for
shares issued in exchange of
debt in March 2005                  -         -     (500,000)    (250,000)       -           -            -           -    (250,000)

Common stock subscribed
Canceled in March 2005              -         -         -            -           -       750,000          -           -     750,000

Common Stock issued in
exchange for consulting
services at $0.89 per share
in March 2005                       -         -       10,000        5,000       3,900        -            -           -       8,900

Adjust common stock par value
from $0.50 to $0.001 per share,
per amendment of articles dated
Mar-05                              -         -         -     (32,312,879) 32,312,879        -            -           -          -

Beneficial Conversion discount
relating to Notes Payable in
March 2005                          -         -         -            -      7,371,000        -            -           -   7,371,000

Stock options granted to
employees in exchange for
services rendered, at exercise
price below fair value of common
stock in March 2005                 -         -         -            -        180,000        -            -           -     180,000

Common Stock issued in
exchange for consulting services
at $0.80 per share in April 2005    -         -      160,000          160     127,840        -            -           -     128,000

Common Stock issued in
exchange for consulting services
at $0.80 per share in April 2005    -         -       40,000           40      31,960        -            -           -      32,000

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common Stock issued in
exchange for consulting
services at $0.94 per share
in July 2005                        -       -      121,985         121      168,217        -        -             -         168,338

Common Stock issued in
exchange for consulting
services at $0.48 per share
in August 2005                      -       -      250,000         250      119,750        -        -             -         120,000

Common Stock penalty shares
issued pursuant to pending SB-2
registration at $0.62 per share
in September 2005                   -       -      814,158         814      501,858        -        -             -         502,672

Common Stock penalty shares
issued pursuant to pending SB-2
registration at $0.70 per share
in September 2005                   -       -      391,224         391      273,466        -        -             -         273,857

Common Stock issued in
exchange for consulting
services at $0.94 per share
in September 2005                   -       -      185,000         185      173,715        -        -             -         173,900

Common Stock returned in
September 2005, previously
issued for services rendered at
$0.40 per share                     -       -     (740,000)       (740)    (453,232)    56,000    1,000           -        (396,972)

Net Loss                            -       -          -           -            -          -        -     (67,109,519)  (67,109,519)
                                 ------  -----  -----------  ---------  -----------  ---------  -------  ------------  ------------
Balance as of September
30, 2005                         60,000  $   6  112,230,392  $ 112,230  $82,320,715  $  20,000  $   -    $(89,924,553) $ (7,471,602)
                                 ======  =====  ===========  =========  ===========  =========  =======  ============  ============

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

                                                                                                               Deficit
                                                                         Additional                          Accumulated
                                        Preferred               Common     Paid in     Common       Stock       During
                              Preferred   Shares    Common       Stock     Capital      Stock   Subscription Development
                                Shares    Amount    Shares      Amount     Amount    Subscribed  Receivable     Stage      Total
                              --------- --------- ---------- ----------- ----------- ---------- ------------ ----------- ----------
Common stock issued pursuant
to subscription at $0.50 per
share in October 2005               -         -      400,000        400     199,600   (200,000)         -           -            -

Common Stock issued in
exchange for consulting
services at $0.75 per share
in October 2005                     -         -      100,000        100      74,900        -            -           -        75,000

Common Stock returned in
October 2005, previously
issued for services
rendered at $0.60 per share         -         -     (350,000)      (350)   (209,650)       -            -           -      (210,000)

Common stock issued pursuant
to subscription at $0.50 per
share in December 2005              -         -       40,000         40      19,960    (20,000)         -           -            -

Common Stock to investors
pursuant to registration rights
agreement at $0.51 per share in
December 2005                       -         -      505,854        506     257,480        -            -           -       257,986

Common Stock returned in
January 2006, previously issued
for services rendered at $0.60
per share                           -         -     (250,000)      (250)   (149,750)       -            -           -      (150,000)

Common Stock issued to investors
pursuant to registration rights
agreement at $0.32 per share
in January 2006                     -         -      806,212        806     257,182        -            -           -       257,988

Common Stock issued to investors
pursuant to registration rights
agreement at $0.20 per share
in January 2006                     -         -    1,289,927      1,290     256,695        -            -           -       257,985

Fair value of 200,000 warrants
issued to consultants for
services at $0.22 per warrant
in January  2006                    -         -          -          -        43,098        -            -           -        43,098

Common Stock issued in exchange
for consulting services at $0.17
per share in February 2006          -         -      160,000        160      27,040        -            -           -        27,200

Common Stock issued in exchange
for consulting services at $0.16
per share in February 2006          -         -    3,800,000      3,800     604,200        -            -           -       608,000

Common Stock returned in
March 2006, previously issued
for services rendered at $0.80
per share                           -         -     (150,000)      (150)   (119,850)       -            -           -     (120,000)

Previously issued warrants
reclassed to warrant liability      -         -          -          -    (1,584,614)       -            -           -    (1,584,614)

Net Income                          -         -          -          -           -          -            -     5,606,849   5,606,849
                                 ------ -------  -----------  ---------  ----------  ---------  ----------- -----------  ----------
Balance as of June 30, 2006      60,000       6  118,582,385    118,582  81,997,006   (200,000)         -   (84,317,703) (2,402,109)
                                 ====== =======  ===========  =========  ==========  =========  =========== ===========  ==========

See accompanying notes to unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  For the Period
                                                                                                                September 16, 2002
                                                                                                                (Date of Inception)
                                                                        For the nine months ended June 30,           through
                                                                            2006                 2005             June 30, 2006
                                                                        --------------      --------------       --------------
                                                                          RESTATED             RESTATED              RESTATED
Cash flows from operating activities:
Net income (loss)                                                       $   5,606,849       $ (40,464,827)       $ (84,317,703)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization                                               1,021,199              15,187            1,368,711
Organization expenses                                                                                                   88,500
Preferred shares issued in exchange for services                                    -                   -            1,500,000
Warrants issued to consultants                                                 43,100           3,241,068            9,421,530
Income   attributable  to  repricing  of  warrants  and  debt
derivatives                                                               (14,250,621)        (16,454,929)         (30,951,611)
Financing costs attributable to issuance of warrants                        2,271,000          23,148,214           25,418,674
Amortization  of  beneficial  conversion  feature-convertible
notes                                                                                           8,836,000           10,461,000
Amortization of capitalized financing costs                                   247,238                   -              247,238
Amortization  of debt discount  attributable  to  convertible
debenture                                                                     276,090                   -              276,090

Fair value of common stock issued to related  party in excess
of previously incurred debt                                                         -           1,365,000            1,365,000
Common stock issued in exchange for services                                  710,200          13,396,202           31,284,573
Common  stock   exchanged   for   intellectual   property  in
connection with costs of acquiring intangible assets                                -                   -           14,689,100
Common stock issued as penalty in connection financing                        773,958                                1,550,487
Common stock canceled-previously issued for services rendered                (480,000)           (181,298)          (1,343,845)
Change in assets and liabilities:
Increase in accounts receivable                                               (18,900)                                 (18,900)
Increase in prepaid expenses and deposits                                    (145,849)            (33,291)            (163,472)
Decrease in other assets                                                        5,940                   -               (3,128)
Decrease in due related parties                                               (52,662)            (20,631)                   -
Increase   (decrease)   in   accounts   payable  and  accrued
liabilities                                                                 1,685,792            (833,465)           4,085,745
                                                                        --------------      --------------       --------------
Net cash used in operating activities                                      (2,306,666)         (7,986,770)         (15,042,011)

Cash flows from investing activities:
Payments for patent filing                                                          -              (4,347)             (25,698)
Capital expenditures                                                          (35,851)                  -              (48,602)
                                                                        --------------      --------------       --------------
Net cash used in investing activities                                         (35,851)             (4,347)             (74,300)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                                                         -              432,000
Proceeds from issuance of convertible notes                                 4,242,500           9,079,000           13,446,500
Proceeds form exercise of options and warrants                                      -             102,750              343,750
Payment of debt                                                                     -                   -              (24,854)
Proceeds from loans                                                                 -                   -            2,750,000
Advances from shareholders                                                          -                   -              100,088
                                                                        --------------      --------------       --------------
Net cash provided by financing activities                                   4,242,500           9,181,750           17,047,484

Net increase in cash and cash equivalents                                   1,899,983           1,190,633            1,931,173
Cash and cash equivalents at beginning of period                               31,190               1,832                    -
                                                                        --------------      --------------       --------------
Cash and cash equivalents at end of period                              $   1,931,173       $   1,192,465        $   1,931,173
                                                                        ==============      ==============       ==============

See the accompanying notes to the unaudited condensed consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  For the Period
                                                                                                                September 16, 2002
                                                                                                                (Date of Inception)
                                                                        For the nine months ended June 30,           through
                                                                            2006                2005              June 30, 2006
                                                                        --------------      --------------       --------------
                                                                          RESTATED             RESTATED              RESTATED
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                                -                   -                    -
Cash paid during period for taxes                                                   -                   -                    -

Non-cash transactions:
Common stock issued for services                                              710,200          13,396,202           31,284,573
Common stock issued in exchange for previously incurred debt                        -           2,313,500            2,313,500
Common stock canceled-previously issued for services rendered                (480,000)           (181,298)          (1,343,845)
Beneficial conversion feature attributable to convertible notes                                 8,836,000           10,461,000
Preferred shares in exchange for services                                           -                   -            1,500,000
Warrants issued to consultants                                                 43,100           3,241,068            9,421,530

Warrants issued in exchange for financing costs                             2,271,000          23,148,214           25,418,674

Acquisition:
Common stock retained                                                               -               1,015                1,015
Assets acquired                                                                     -                (135)                (135)
                                                                        --------------      --------------       --------------
Total consideration paid                                                            -                 880                  880
                                                                        --------------      --------------       --------------
Organizational expenses-note issued in exchange for shares retired                                                      88,500
Common stock issued in exchange for note payable                                                                        88,500

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2006, the Company has accumulated losses of $84,317,703.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At June 30, 2006 property and equipment consist of:

Computer equipment              $   15,328
Furniture                           33,273
Accumulated  depreciation          (10,315)
                                -----------

Net                             $   38,286

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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

                                                                                                     For the Period
                                                                                                     September, 16
                                                                                                     2002 (Date of
                            For The Three     For The Three     For The Nine       For The Nine        Inception
                            Months ended      Months ended      Months ended       Months ended         through
                              June 30,          June 30,          June 30,           June 30,           June 30,
                                2006              2005              2006               2005               2006
Net income  (loss) - as
reported                      $   761,087       $ 3,700,198       $ 5,606,849      $ (40,464,827)     $ (84,317,703)
Add:  Total stock based
employee   compensation
expense   as   reported
under  intrinsic  value
method (APB No. 25)                    --                --                --                 --                 --
Deduct:   Total   stock
based          employee
compensation    expense
as reported  under fair
value  method  (APB No.
123)                                             (1,406,350)                          (1,406,350)        (1,406,350)
                              ------------      ------------      ------------     --------------     --------------
Net  income   (loss)  -
Pro Forma                     $   761,087       $ 2,293,848       $ 5,606,849      $ (41,871,177)     $ (85,724,053)
                              ============      ============      ============     ==============     ==============
Net    income    (loss)
attributable  to common
stockholders    -   Pro
Forma                         $   761,087       $ 2,293,848       $ 5,606,849      $ (41,871,177)     $ (85,724,053)
                              ============      ============      ============     ==============     ==============
Basic   income   (loss)
per share - as reported       $      0.01       $      0.06       $      0.05      $       (0.83)
                              ============      ============      ============     ==============
Basic   income   (loss)
per share - Pro Forma         $      0.01       $      0,04       $      0.04      $       (0.86)
                              ============      ============      ============     ==============

Fully diluted income per
    share - as reported       $      0.01       $      0.04       $      0.03             N/A               N/A
                              ============      ============      ============     ==============     ==============
Fully diluted income per
     share - Pro Forma        $      0.01       $      0.03       $      0.03             N/A               N/A
                              ============      ============      ============     ==============     ==============

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

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the "Serial Notes") entered into in 2006 (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company recorded the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital in the nine months ended June 30, 2006 totaled $1,584,614. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 111 to 112%; and risk free interest rate of 4.96 to 5.15% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note F).

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



The identifiable intangible assets acquired and their carrying value at June 30, 2006 are:

                                                                                             Weighted
                          Gross Carrying                                                     Average
                              Amount         Accumulated                     Residual      Amortization
                                             Amortization         Net          Value          Period
                                                                                             (Years)
Amortizable
 Intangible
 Assets:
Trade secrets and
developed technologies        $ 9,430,900       $ 1,347,271   $ 8,083,629            -                 7
Patents                            34,237            16,881        17,376            -                 5
                              -----------       -----------   -----------   -----------     ------------
Total
 Amortized
 Identifiable
 Intangible Assets            $ 9,465,137       $ 1,364,152   $  8,101,005           -              6.99


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

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of June 30, 2006 are as follows:

        10%  Secured  Convertible  Notes  Payable  dated  March 8, 2006,  net of unamortized debt discount of $680,110 (see
        below)                                                                       $    819,890
        10% Secured  Convertible  Notes Payable dated May 2, 2006, net of unamortized debt discount of $395,158 (see below)
                                                                                          604,842
        10%  Secured  Convertible  Notes  Payable  dated June 15,  2006,  net of unamortized debt discount of $1,068,361 (see
        below)
                                                                                        1,881,639
                                                                                     $  3,306,371
                                                                                     ============

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

In February 2005, the Company in exchange for a related party note in the outstanding principal amount of $600,000 and as settlement for certain claims related thereto issued 1,500,000 shares of common stock using a price of $1.31 per share. (See note G)

In March, 2005, the Company granted an aggregate of 300,000 stock options to employees that vested immediately. The exercise prices of the stock options granted were below the fair value of the Company's common stock at the grant date. Compensation expense of $180,000 and $0 was charged to operations during the period ended March 31, 2005 and 2004, respectively.

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

In September 2005, the Company issued 814,158 penalty shares pursuant to a registration rights agreement. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration statement was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of July and August 2005. The Company valued the shares issued at approximately $0.62 per share for a total of $502,672.

In September 2005, the Company issued 391,224 penalty shares pursuant to a registration rights agreement. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 30, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration statement was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of September 2005. The Company valued the shares issued at approximately $0.70 per share for a total of $273,857.

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

For the fiscal year ended September 30, 2005, the Company issued a total of 2,096,139 penalty shares pursuant to a registration rights agreement. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 31, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration statement was not effective by July 2005, the Company paid the required $773,959 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of September 2005. The Company valued the shares issued at approximately $0.30 per share for a total of $773,959. The Company continues to accrue the penalties relating to the pending registration statement.

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

In January 2006, the Company issued 2,096,139 penalty shares pursuant to a registration rights agreement. In connection with the 7,371,000 million convertible debt financing in the quarter ended March 31, 2005, the Company was obligated to complete a stock registration by July 2005. Since the registration statement was not effective by July 2005, the Company paid the required $257,985 of liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the Notes for the month of November and December 2005. The Company valued the shares issued at approximately $0.25 per share for a total of $515,973. The Company continues to accrue the penalties relating to the pending registration statement.

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
                         ==============                                                  ==============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

                                             Number of            Weighted
                                              Shares              Average
                                                                  Price Per
                                                                    Share
Balance, September 30, 2003                       383,500                $1.38
Granted                                         4,574,753                 0.58
Exercised                                         (88,000)                1.00
Canceled or expired                                     -                    -
                                          ----------------    -----------------
Balance, September 30, 2004                     4,870,253                $0.63
Granted                                        32,873,000                 0.71
Exercised                                        (142,500)                0.34
Canceled or expired                              (731,289)                0.65
                                          ----------------    -----------------
Balance, September 30, 2005                    36,869,464                 0.67
Granted                                        16,600,000                 0.51
Exercised                                               -                    -
Canceled or expired                                     -                    -
                                          ----------------    -----------------
 Outstanding at June 30, 2005                  53,469,464                $0.61
                                          ================    =================

In the nine months ended June 30, 2006, the Company granted 5,500,000 warrants to holders of the Company's $550,000 notes payable with a $0.50 exercise price. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the warrants at the date of issuance was recorded as a warrant liability of $1,758,900 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividends yield of 0%; (2) expected volatility of 156.19%, (3) risk-free interest rate of 4.35%, and (4) expected life of 5 years.

In the nine months ended June 30, 2006, the Company granted 200,000 warrants as settlement to bridge financing with a $0.70 exercise price and a three year life. The fair value of the warrants of $43,098 was charged to operations.

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

The accompanying financial statements for the three and nine months ended June 30, 2006 have been restated for the purpose of correcting errors in accounting for and the disclosing the issuance by the Company of warrants to acquire the Company's common stock.

Accordingly, the Company restated the financial statements as of and for the three and nine months ended June 30, 2006 by disclosing the effect of these errors in this Form 10-QSB/A.

For both the three and nine months ended June 30, 2006 Condensed Consolidated Income Statement restatement is to:

- Reclass fair value of previously issued warrants from interest expense to additional paid in capital of $1,584,614
- Adjust for fair value of warrants issued to Additional Paid in Capital

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Balance sheet as of June 30, 2006:

                                                                       (As restated)        (As reported)
                   ASSETS                                                 $  11,693,826         $  11,693,826
                                                                          ==============        ==============

                   LIABILITIES      AND      DEFICIENCY     IN
                   STOCKHOLDERS' EQUITY

                   Total current liabilities                                  5,091,278             5,091,278
                   Debt derivative and warrant liabilities                    5,698,286             5,698,286
                   Convertible notes payable                                  3,306,371             3,306,371

                   Deficiency in Stockholders' Equity:
                   Preferred stock                                                    6                     6
                   Common stock                                                 118,582               118,582
                   Common stock subscription                                   (200,000)             (200,000)
                   Additional paid in capital                                81,997,006            81,860,606
                   Deficit   accumulated   during  development              (84,317,703)          (84,181,303)
                   stage                                                  --------------        --------------
                   Total   Liabilities   and   Deficiency   in            $  11,693,826         $  11,693,826
                   Stockholders' Equity                                   ==============        ==============

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Income Statement as of June 30, 2006:

- Adjust for effect of warrant valuation change of $4,355,942 reported in previous restated 10-QSB

- Adjustment for reclassification of initial valuation of previously issued warrants from interest expense to additional paid in capital

-          Increase in selling and administration costs of $386,739

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

                                              For the Three Months Ended June      For the Nine Months Ended June 30,
                                                          30, 2006                                2006
                                                (As Restated)     (As Reported)       (As Restated)        (As Reported)
NET LOSS FROM OPERATIONS                     $     (1,914,530)   $     (1,527,791)   $     (5,484,519)   $     (6,051,530)
Net    gain/(loss)   on   revaluation   of
warrant liability                                   3,493,961           2,337,263          14,250,621          18,606,563
Other income (expense)                                  8,483               8,483              17,976              17,976
Interest income (expense)                            (826,827)           (826,827)         (3,177,229)         (9,117,785)
                                             -----------------   -----------------   -----------------   -----------------

Net Income (Loss)                            $        761,087    $         (5,611)   $      5,606,849    $      3,458,485
                                             =================   =================   =================   =================
Net income (loss) per common share-basic     $           0.01    $          (0.00)   $           0.05    $           0.03
                                             =================   =================   =================   =================
Net Income (Loss) per common share-diluted   $           0.01    $            N/A    $           0.03    $           0.02
                                             =================   =================   =================   =================
Weighted average shares outstanding-basic         118,582,385         116,483,044         115,852,521         115,852,521
Weighted           average          shares
outstanding-Diluted                               177,501,849         116,533,352         181,716,985         181,716,985

The resulting effect to the Cash Flow restatement is to:

- Increase profit for the nine months ended June 30, 2006 by $1,584,614 as described above

The changes in reported amounts are summarized in the following reconciliations of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the nine month period ended June 30, 2006.

Consistent with the original summary presentation, the following is a reconciliation of the Company's restatement of the Condensed Consolidated Statement of Cash Flows for the periods ended March 31, 2006. See the full Condensed Consolidated Statement of Cash Flows for the periods ended March 31, 2006 for additional details.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

                                        For the Nine Months Ended June 30,
                                                       2006
                                          (As Restated)      (As Reported)
Cash    Flows     from     operating
activities:
Net income                              $   5,606,849      $   3,458,485
Summary of  adjustments to reconcile
net  loss  to  net  cash  (used  in)
operating activities:

Change  in  fair  value  of  warrant
liabilities                               (14,250,521)       (10,118,917)
Other  operating  activities  -  see
Cash Flow statement for full details        7,516,049          4,353,766
                                        --------------     --------------
Net   cash   (used   in)   operating
activities                                 (2,306,666)        (2,306,666)

Cash    flows     from     investing
activities:
- see Cash Flow  statement  for full
details
Net   cash   (used   in)   investing
activities                                    (35,851)           (35,851)
Cash    flows     from     financing
activities:
- see Cash Flow  statement  for full
details
Proceeds from loans                         4,242,500          4,242,500
                                        --------------     --------------
Net  cash   provided  by   financing
activities
Increase (decrease) in cash and cash
equivalents                                 1,899,983          1,899,983
Cash    and    cash     equivalents,           31,190
beginning of period
                                              31,1901            31,1901
                                        --------------     --------------
Cash  and cash  equivalents,  end of    $   1,931,173  $       1,931,173
period
                                        $      77,715  $          77,715
                                        ==============     ==============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS

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

                          For the Three Months Ended June 30,     For the Nine Months Ended June 30,
                                          2005                                   2005
                              (As Restated)     (As Reported)       (As Restated)     (As Reported)
Operating Expenses:
Selling    general   and
administrative            $        1,865,631   $     2,659,727   $      24,188,882   $    22,236,607
Research and development              88,870            88,870             345,958           345,958
Depreciation         and
amortization                           3,160             3,160              15,187            15,187
                          -------------------  ----------------  ------------------  ----------------

Total Operating Expenses           1,957,661         2,751,757          24,550,027        22,597,752
                          -------------------  ----------------  ------------------  ----------------
Operating Loss                    (1,957,661)       (2,751,757)        (24,550,027)      (22,597,752)
Net    gain/(loss)    on
revaluation  of  warrant
liability                          5,679,175                 -          16,454,929                 -
Other income (expense)                   241               241               3,415             3,415
Interest          income
(expense)                            (21,557)          (21,557)        (32,373,143)       (9,224,929)
                          -------------------  ----------------  ------------------  ----------------

Net Income (Loss)         $        3,700,198   $    (2,773,073)  $     (40,464,827)  $   (31,819,266)
                          ===================  ================  ==================  ================
Net  income  (loss)  per
common share-basic        $             0.06   $         (0.04)  $           (0.83)  $         (0.65)
                          ===================  ================  ==================  ================
Weighted  average shares          66,308,115        66,298,115          48,810,559        48,806,398
outstanding-basic
Net   income  per  common
share-fully diluted       $             0.04
                          ===================
Weighted  average  shares
outstanding-fully diluted        109,223,832

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE I - RESTATEMENT OF JUNE 30, 2005 QUARTERLY FINANCIAL STATEMENTS (continued)

The result of the Cash Flow restatement is to:
-          Increase  loss for the nine  months June 30,  2005 by  $8,645,561  as described above
- Reflect the $12,086,901 warrant valuation and the $100,000 compensation expense revision within operating activities
- Reflect $849,460 in common stock, subscription and Additional Paid in Capital revisions - see the summarized Other Operating Activities items within operating activities below
- Net cash flow from operating activities decreased by $749,640 primarily as a result of equity revisions involving stock subscriptions as described in the above balance sheet restatement
- Net cash flow from financing activities increased by $749,640 as a result of the combination of factors described above. See preceding comment.

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

                                  For the Nine Months Ended June 30, 2005
                                       (As Restated)       (As Reported)
Cash   Flows   from   operating
activities:

Net   loss    from    operating
activities                        $       (40,464,827)   $     (31,819,266)
Summary   of   adjustments   to
reconcile  net loss to net cash
(used in) operating activities:

Change   in   fair   value   of
warrant liabilities                         6,693,285                    -

Other  operating  activities  -
see  Cash  Flow  statement  for
full details                               25,784,772           20,920,732
                                  --------------------   ------------------
Net cash  (used  in)  operating
activities                                 (7,986,770)         (10,898,534)
                                  --------------------   ------------------

Cash   flows   from   investing
activities:
- see Cash Flow  statement  for
full details
Net cash  (used  in)  investing
activities                                     (4,347)             (37,638)
                                  --------------------   ------------------

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE I - RESTATEMENT OF JUNE 30, 2005 QUARTERLY FINANCIAL STATEMENTS (continued)


                                    For the Nine Months Ended June 30, 2005
                                       (As Restated)          (As Reported)
                                    -----------------------------------------
Cash   flows    from    financing
activities:
- see  Cash  Flow  statement  for
full details
Proceeds from loans                            9,181,750           12,126,805
                                        -----------------     ----------------
Net cash  provided  by  financing
activities
Increase  (decrease)  in cash and
cash
equivalents                                    1,190,633            1,190,633
Cash   and   cash    equivalents,
beginning of year                                  1,832                1,832
                                        -----------------     ----------------
Cash  and cash  equivalents,  end
of year                                 $      1,192,465      $     1,192,465
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

Intellectual Property Development, Product Operations & Partnerships

We have proprietary DNA security technology, and develop security solutions that protect corporate and intellectual property from counterfeiting, fraud, piracy
and      product       diversion      using      botanical     DNA     as     an
encrypted/code molecule that can be embedded in inks, paper, substrates,liquids, textiles, thread, plastics,holograms and microchips.

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

    o    Social Security cards

    o    Student visas

    o    Military ID's

    o    Other important Identity cards and official documents

We intend to work in collaboration with Biowell and other security organizations in order to continue to market and sell new product lines derived from, but not limited to, DNA technology. Improving prototyping and detection capabilities is an ongoing commitment and is currently underway in the Biowell labs and will continue in the U.S. at our new facilities established at the Long Island High Technology Incubator (LIHTI) at Stony Brook University. We are also looking for opportunities to collaborate with universities to develop a new line of detection technologies that will provide faster and more convenient ways to authenticate DNA. We are continuously attempting to incorporate our DNA markers with various products for new applications. We believe that we will obtain commercial revenues for these efforts within 12-24 months, although no assurances can be given that we will ever generate such revenues. Our prototyping laboratory will customize "off-the-shelf" products for new customers on a case-by-case basis. These new products are typically newly configured labels, inks or packing elements. We have identified several options for remote detection and faster detection methodologies.

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

Revenues

         From our inception on September 16, 2002, we did not generate material revenues from operations. We have, however, generated $0.019 million in sales of our products for the three months ended June 30, 2006. Our cost of sales for the same period was $0.016 million netting us a gross profit of $0.003 million. We believe we will not generate material revenues from operations in the current fiscal year as we transition from a development stage enterprise to an active growth stage company, although no assurances can be given that we will generate any additional revenues from operations.

Costs and Expenses

Selling, General and Administrative

         Selling, general and administrative expenses for the for the three month period ended June 30, 2006 compared to same period in 2005 decreased $284,664 or 15% to $1.581 million from $2.715 million. For the nine months ended June 30, 2006, selling, general and administrative expenses decreased $19.798 million or 82% to $4.391 million from $24.189 million in the prior period. These deceases are due to non-recurring financing and related costs incurred in the prior year.

Research and Development

         Research and development expenses for the three months ended June 30, 2006 decreased $88,870 or 100% to $-0- from $88,870 the same period in 2005. For the nine months ended June 30, 2006, research and development expenses deceased $270,682 million or 78.3% to $75,276 from $345,958 million for the same period in 2005. Prior year's costs were primarily due to startup of collaboration with The Center for Biotechnology at Stony Brook University.

Depreciation and Amortization

         In the three month period ended June 30, 2006, depreciation and amortization increased $333,664 for the period compared to the same period in 2005 from $3,160 to $336,824. For the nine month period ended June 30, 2006, depreciation and amortization increased $1.006 million to $1.021 million from the same period last year of $15,187. In the year ended September 30, 2005, we capitalized $9.431 million related to an intellectual property asset acquisition. As a result, we recorded amortization expense totaling $1,010,454 for the nine month period ended June 30, 2006 compared to no intangible asset amortization in the nine months ended June 30, 2005. We estimate a seven year useful life that commenced during the fourth fiscal quarter of 2005.

Total Operating Expenses

         Total operating expenses during the three and nine months ended June 30, 2006 decreased to $1.918 million from $1.958 million and $5.488 million from $24.550 million, respectively as a result of the combination of factors listed above.

Other income/loss

         Gain on revaluation of warrant and debt derivative liability the three month period ended June 30, 2006 deceased $2.185 million to $3.494 million from $5.679 million for the same period last year. For the nine month period ended June 30, 2006, the gain on revaluation of warrant and debt derivative liability decreased 2.204 million to $14.251 from $16.455 the prior same period.

Interest Expenses

         Interest expense for the three month period ended June 30, 2006 increased $805,270 to $826,827 from $21,557 for the same period in 2005. For the nine month period ended June 30, 2006; interest decreased $29.200 million to $3.177 million from $32.373 million in same period 2005. The increase in three months ended June 30, 2006 is a result of additional financing costs incurred in the current period. The decease in the current nine month period ended June 30, 2006 is a result of a net reduction finance related costs incurred the prior period in 2005 as compared to the current period.

Net Income (loss)

         Net income for the three month period month period ended June 30, 2006 decreased $2.939 million to $0.761 million from $3.701 million for the same period last year. For the nine months ended June 30, 2006, net income increased $46.072 to a net income of $5.607 million from a same period prior year loss of $40.465.These changes are a result of the combination of factors described above.

Liquidity and Capital Resources


         Our liquidity needs originate from working capital requirements, indebtedness payments and research and development expenditure funding. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.


         In fiscal 2005, we completed two private placements of convertible debt and associated warrants. In December, 2004 we issued and sold $1.465 million in aggregate principal amount of promissory notes, convertible at $0.50 per share, and associated warrants to purchase up to 2,930,000 shares of our common stock, exercisable at $0.75 per share for three years from their date of issuance, to 13 investors (the "December 2004 Placement"). Each promissory note was automatically convertible into shares of our common stock at a price of $0.50 per share upon the closing of a subsequent private placement by us for at least $1 million. In January and February of 2005, we issued and sold $7.371 million in aggregate principal amount of 10% Secured Convertible Promissory Notes, convertible at $0.50 per share, and associated warrants to purchase up to 14,742,000 shares of our common stock, exercisable at $0.75 per share until five years from their date of issuance, to 61 investors (the "January and February 2005 Placement"). Upon the closing of the January and February 2005 Offering, the notes issued in the December 2005 Placement automatically converted into an aggregate of 2,930,000 shares of our common stock, and upon the filing of this registration statement on February 15, 2005, the notes issued in the January and February 2005 Placement automatically converted into an aggregate of 14,742,000 shares of our common stock. Additional private placements in fiscal 2005 raised $243,000. We also received proceeds of $60,000 from the exercise of a warrant to purchase 100,000 shares of our common stock in fiscal 2005. The $9.135 million in gross proceeds from these private placements and warrant exercises were used to fund commissions, fees and expenses associated with the placements, consultants and public reporting costs, salaries and wages, royalties, research and development, facility costs as well as general working capital needs. Since the conversion price of the notes issued in the December 2005 Placement and the January and February 2005 Placement was less than the market price of our common stock at the time these notes were issued, we recognized a charge relating to the beneficial conversion feature of these notes during the quarter in which they are issued.

         In the nine month period ended June 30, 2006, we completed three additional private placements of convertible debt and associated warrants. On November 3, 2005, we issued and sold a promissory note in the principal amount of $550,000 to Allied International Fund, Inc. ("Allied"). Allied in turn financed a portion of the making of this loan by borrowing $450,000 from certain persons, including $100,000 from James A. Hayward, a director and our Chief Executive Officer. The terms of the promissory note provided that we issue upon the funding of the note warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.50 per share to certain persons designated by Allied. On November 9, 2005, we issued nine warrants to Allied and eight other persons to purchase an aggregate of 5,500,000 shares of our common stock at an exercise price of $0.50 per share. These warrants included a warrant to purchase 1,100,000 shares that was issued to James A. Hayward, a director and our Chief Executive Officer. We paid $55,000 in cash to VC Arjent, Ltd. for its services as the placement agent with respect to this placement. All principal and accrued but unpaid interest under the promissory note was paid in full shortly after the closing of and from the proceeds of a private placement we completed on March 8, 2006. On March 8, 2006, we issued and sold an aggregate of 30 units consisting of (i) a $50,000 principal amount secured convertible promissory note bearing interest at 10% per annum and convertible at $0.50 per share, and (ii) a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share, for aggregate gross proceeds of $1.5 million. The units were sold pursuant to subscription agreements by and between each of the purchasers and Applied DNA Operations Management, Inc., a Nevada corporation and our wholly owned subsidiary (our "Subsidiary"). The $2.050 million in gross proceeds from these first two offerings were held by our Subsidiary for our benefit and used to fund commissions, fees and expenses associated with the placements, to repay the outstanding promissory note described above plus accrued interest thereunder, to fund financing fees, consultants and public reporting costs, salaries and wages, research and development, facility costs as well as and general working capital needs. On March 24, 2006, we commenced an offering (the "Offshore Offering") of up to 140 units, at a price of $50,000 per unit, for a maximum offering of $7 million for sale to "accredited investors" who are not "U.S. persons." The units being sold as part of the Offshore Offering consist of
(i) a $50,000 principal amount secured convertible promissory note, and (ii) a warrant to purchase 100,000 shares of our common stock at a price of $0.50 per share. On May 2, 2006, we closed on the first tranche of the Offshore Offering in which we sold 20 units for aggregate gross proceeds of $1,000,000. We paid Arjent Limited $375,000 in commissions, fees and expenses from these gross proceeds. On June 15, 2006, we completed the second tranche of the Offshore Offering in which we sold 59 units for aggregate gross proceeds of $2,950,000. We paid Arjent Limited $442,500 in commissions, fees and expenses from these gross proceeds. Additionally, we are obligated to issue 2,400,000 shares of our Company's common stock to Arjent at $0.001 per share; substantially less than the market price of $0.20 at the time of the obligation.


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


         As of June 30, 2006, we had a working capital deficit of $2,982,927. For the nine months ended June 30, 2006, we generated a net cash flow deficit from operating activities of $2,306,666 consisting primarily of year to date income of $5.043 million net with a non cash gain on repricing of warrants and debt derivatives of $14.251 million.. Non cash equity adjustments totaling a net $1,611,008 included $606,850 in expensed warrants issued in connection with the November, 2005 financing, $710,200 in net stock issued for consulting services, $773,958 in penalty stock issued pursuant to the registration rights agreement from the private placement in January and February, 2005, and $480,000 in cancelled shares for services previously rendered. Finally, non cash depreciation and amortization including amortization of capitalized financing costs totaled $1,268,437 while net assets and liabilities decreased by $1.606 million. Cash used in investing activities totaled $35,851 primarily for increased furniture and equipment acquired. Cash provided by financing activities for the nine months ended June 30, 2006resulted from the financing discussed above of $4.243 million.

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


We Have a History Of Losses Which May Continue, and Which May Harm Our Ability to Obtain Financing and Continue Our Operations.


         We generated a net income of $5,606,849 for the nine-month period ended June 30, 2006, $64,824,755 loss for the fiscal year ended September 30, 2005, and $19,358,259 loss for the fiscal year ended September 30, 2004. These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies and began marketing activities, and our interest, warrant and derivative expenses relating to notes and warrants we issued to obtain financing. Our operations are subject to the risks and competition inherent in a company moving from the development stage to a new growth enterprise. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products or any new products we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

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


         In their report dated October 21, 2005, our independent auditors stated that our financial statements for the year ended September 30, 2005 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our incurring net losses of $89,924,553 during the period from September 16, 2002 (date of inception) to September 30, 2005. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.


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


If We Are Unable   to Retain  the Services of Messrs. Sheu, Hayward or Liang,
We May Not Be Able to Continue Our Operations.


         Our success depends to a significant extent upon the continued service of Dr. Jun-Jei Sheu,the Chairman of our Board of Directors; Dr. James A.Hayward, our Chief Executive Officer; and Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer. We do not have employment agreements with Drs. Sheu, Hayward or Liang. Loss of the services of Drs. Sheu, Hayward or Liang could significantly harm our business, results of operations and financial condition. We do not maintain key-man insurance on the life of Drs. Sheu, Hayward or Liang.


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


        InkSure - $1 million
        DNA Technologies, Inc. - $22.6 million
        November AG - $5.8 million


We expect this competition to continue and intensify in the future. Competition our markets is primarily driven by:

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


We are Obligated to Pay Liquidated Damages As a Result of Our Failure to Have this Registration Statement Declared Effective Prior to June 15, 2005, and any Payment of Liquidated Damages Will Either Result in Depletion of Our Working Capital or Issuance of Shares of Common Stock Which Would Cause Dilution to Our Existing Shareholders.

         Pursuant to the terms of our private placement that closed in January and February 2005, if we did not have a registration statement registering the shares underlying the convertible notes and warrants declared effective on or before June 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $257,985, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. Thus far we have decided to pay the liquidated damages in common stock, although any future payments of liquidated damages may, at our option, be made in cash. If we decide to pay such liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our
common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,806,240 shares of common stock in liquidated damages from August, 2005 to January, 2006. The issuance of shares upon payment of liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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




                           APPLIED DNA SCIENCES, INC.

Date:  October 10, 2006                By: /s/  JAMES A. HAYWARD
                                       -----------------------------------------
                                       James A. Hayward
                                       Chief Executive  Officer  (Principal
                                       Executive  Officer, Principal  Financial
                                       Officer and Principal Accounting Officer)