Form 10QSB/A
period 2005-03-31
APPLIED DNA SCIENCES INC
filed 2006-10-13
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10QSB/A
                                 Amendment No. 4


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

                                 Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 4 to Form 10-QSB/A ("Amendment No. 4") amends the amended Quarterly Report of Applied DNA Sciences, Inc. (the "Company") on Form 10-QSB/A for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on May 23, 2005 (the "Original Filing"). This Amendment No. 4 is being filed for the purpose of correcting typographical errors in the Form 10-QSB/A that we filed on October 10, 2006, manely that Form 10-QSB/A was Amendment No. 2 to the Form 10-QSB when in fact it was the third amendment.


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

32.2       Certification  pursuant  to 18  U.S.C.   Section  1350,   as  adopted
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 4 to Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 APPLIED DNA SCIENCES, INC.

Date: October 13, 2006                          By: /s/ JAMES A. HAYWARD
                                                     ---------------------

                                               Chief Executive Officer
                                               (Principal  Executive  Officer,
                                               Principal   Financial    Officer
                                               and Principal Accounting Officer)