Form 10KSB
period 2006-09-30
APPLIED DNA SCIENCES INC
filed 2007-01-16
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the Fiscal Year Ended September 30, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes [ ] No |X|

State issuer's revenues for its most recent fiscal year. $18,900.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $10.6 million, as computed by reference to the last sale price of the Company's Common Stock, as reported by the OTC Bulletin Board, on January 11, 2007.

As of December 29, 2006, the Company had outstanding 121,162,385 shares of Common Stock.

                          APPLIED DNA SCIENCES, INC.
                                FORM 10-KSB
               For the Fiscal Year Ended September 30, 2006

   Part I                                                                   Page

   Item 1.   Description of Business.                                         3

   Item 2.   Description of Property.                                        15

   Item 3.   Legal Proceedings.                                              15

   Item 4.   Submission of Matters to a Vote of Security Holders.            16

   Part II                                                                  Page

   Item 5.   Market for Common Equity and Related Stockholder Matters.       16

   Item 6.   Management's Discussion and Analysis or Plan of Operation.      17

   Item 7.   Financial Statements                                            32

   Item 8.   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.                                       33

   Item 8A.  Controls and Procedures.                                        33

   Item 8B.  Other Information.                                              33

   Part III                                                                 Page

   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.              34

   Item 10.  Executive Compensation.                                         36

   Item 11.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 37

   Item 12.  Certain Relationships and Related Transactions.                 40

   Item 13.  Exhibits.                                                       41

   Item 14.  Principal Accountant Fees and Services.                         44


Signatures.                                                                  45

                                    PART I

Forward-looking Information

         This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can", "may", "believe", "designated to", "will", "expect", "plan", "anticipate", "estimate", "potential" or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

         We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. Because we file documents electronically with the SEC, you may also obtain this information by visiting the Securities SEC's website at http://www.sec.gov.

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

         We are a Nevada corporation, which was initially formed under the laws of the State of Florida as Datalink Systems, Inc. in 1983. In 1998, we reincorporated in Nevada, and in November of 2002, we changed our name to our current name, Applied DNA Sciences, Inc. In November 2005, our corporate headquarters were relocated from Los Angeles, California to the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York. This relocation was part of our restructuring effort during the fourth quarter of 2005 to transform the company from the developmental stage to an operating business. During this period and in the first two quarters of 2006, we established laboratories for the manufacture of DNA markers and product prototypes, and DNA authentication. To date, the company has a very limited operating history, and as a result, the company's operations have produced insignificant revenues. On May 9, 2006, we entered into, and on July 25, 2006 we announced the performance of our first SigNature Program contract.

Overview

         We provide botanical DNA encryption, embedment and authentication solutions that can help protect companies, governments and consumers from counterfeiting, fraud, piracy, product diversion, identity theft, and unauthorized intrusion into physical locations and databases. Our SigNature Program provides a secure, accurate and cost-effective means for our potential customers to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items such as artwork and collectibles, fine wine, consumer products, digital media, financial instruments, identity cards and other official documents. Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

         Our   SigNature    Program    enables   our   potential    clients   to
cost-effectively:

         o give assurance to manufacturers, suppliers, distributors, retailers and end-users that their products are authentic and can be forensically authenticated;
         o integrate our SigNature DNA Markers with existing security solutions such as barcodes, radio frequency identification
                  (RFID) tags, holograms, microchips and other securities measures; and
         o add value to the "bottom-line" by helping to diminish product diversion and counterfeiting.

         Counterfeit and diverted products continue to pose a significant and growing problem with consumer packaged goods, especially for prestige and established brands worldwide. Piracy, identity theft and forged documents and items are also highly prevalent in vertical markets such as digital media, fine art, luxury goods, and alcoholic beverages. Key aspects of our strategy include:

         o continuing to improve and customize our solution to meet our potential customers' needs;
         o continuing to develop and enhance our existing DNA marker authentication technologies;
         o expanding our customer base both domestically and abroad by targeting high volume markets; and
         o augmenting our competitive position through strategic acquisitions and alliances.

Industry Background

         Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide. The U.S. Chamber of Commerce reported in 2006 that counterfeiting and piracy cost the U.S. economy between $200-$250 billion per year, or an estimated 750,000 American jobs, and pose a real threat to consumer health and safety. The World Customs Organization and Interpol estimate that annual global trade in illegitimate goods increased from $5.5 billion in 1982 to roughly $600 billion in 2004.

         Product counterfeiting and diversion particularly harms manufacturers of consumer products, especially for prestige and established brands, and the consumers who purchase them. For instance, according to the Gieschen Consultancy's 2005 Document, Product and Intellectual Property Security Report, or DOPIP, consumer products associated with worldwide counterfeit enforcement arrests, charges, convictions, sentences and civil litigation in 2005 amounted to around $1.5 billion. This total includes:

         o        $695 million of entertainment and software products;
         o        $283 million of clothing and accessories;
         o        $193 million of cigarettes and tobacco products;
         o        $61 million of drugs and other medical supplies;
         o        $36 million of toys and sports equipment;
         o        $35 million of electronic equipment and supplies;
         o        $12 million in perfume and cosmetics;
         o        $11 million of food and alcohol products;
         o        $11 million in jewelry and watches;
         o        $10 million of computer equipment and supplies;
         o        $123 million of other goods.

         According to this report, the value of seizures and losses associated with counterfeit documents, products and intellectual property in the United States alone was $1.29 billion in 2005.

         The artworks and collectibles markets are also particularly vulnerable to counterfeiting, forgery and fraud. New works are produced and then passed off as originating from a particular artistic period or source, authentic fragments are pieced together to simulate an original work, and existing works are modified in order to increase their purported value. Such phony artwork and collectibles are then often sold with fake or questionable signatures and "provenance," or documented ownership histories that confirm authenticity.

         Governments are increasingly vulnerable to counterfeiting, terrorism and other security threats at least in part because currencies, identity and security cards and other official documents can be counterfeited with relative ease. For instance, the DOPIP valued 2005 seizures and losses associated with counterfeit currency at around $609 billion, and counterfeit identification at $124 million. Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade.

         The digital and recording media industry, including the segment that records computer software on compact discs, has long been a victim of piracy, or the production of illegal copies of genuine media or software, and the counterfeiting and distribution of imitation media or software. Compact discs, DVDs, videotapes, computer software and other digital and recording media that appears identical to genuine products are sold at substantial discounts by vendors at street and night markets, via mail order catalogs and on the internet at direct retail websites or at auction sites. In 2006 the Business Software Alliance ("BSA") reported that in 2005, the United States lost $6.9 billion as a result of software piracy. The BSA also estimated that 21 percent of software programs in the U.S. are unlicensed and that since January 1, 2000, the BSA has settled with 1,668 companies for a total of $81,821,895. In a white paper published in December 2005, the BSA and the IDC
also    reported     that     they      found     in     a      2004       study
that the world spent more than $59 billion for commercial packaged software. Yet, software worth over $90 billion was actually installed. In other words, for every two dollars worth of software purchased legitimately, one dollar was obtained illegally.

         The  pharmaceutical  industry  also faces  major  problems  relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors. In 2006 the Center for Medicine in the Public Interest predicted that counterfeit drug sales will reach $75 billion globally in 2010, an increase of more than 90% from 2005. In February, 2006, the World Health Organization ("WHO") estimated that counterfeits account for more than 10% of the global pharmaceuticals market, 25% of pharmaceuticals consumed in developing countries and as much as 50% in some countries, are counterfeit. According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients. The challenges presented by traditional counterfeiters have recently been supplemented by the many websites, from direct retailers to auction sites, that offer counterfeit prescription drugs online. As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including radio-frequency identification tags and electronic product codes, known as EPCs, to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.

         As more and more companies in each of these markets begin to address the problem of counterfeiting, we expect that different systems will compete to be the leading standards by which products can be tracked across world markets. Historically, counterfeiting, product diversion and other types of fraud have been combated by embedding various authentication systems and rare and easily distinguishable materials into products, such as radio frequency identification
(RFID) devices and banknote threads in packaging, integrated circuit chips and magnetic strips in automatic teller machine cards, holograms on currency, elemental taggants in explosives, and radioactivity and rare molecules in crude oil. These techniques are effective but have generally been reverse-engineered and replicated by counterfeiters, which limits their usefulness as forensic methods for authentication of the sources of products and other items.

The Applied DNA Solution

         We believe our solution, which we call the SigNature Program, is as broadly applicable, convenient and inexpensive as existing authentication systems, while highly resistant to reverse-engineering or replication, so that it can either be applied independently or supplement existing systems in order to allow for a forensic level of authentication of the sources of a broad range of items, such as artwork and collectibles, fine wine, consumer products, digital and recording media, pharmaceuticals, financial instruments, identity cards and official documents. The SigNature Program first involves our design and manufacture of a highly customized and encrypted botanical DNA marker, or SigNature DNA Marker. The SigNature DNA Marker is then encapsulated and stabilized so that it is resistant to heat, organic solvents, chemicals and most importantly, ultraviolet, or UV radiation. Once it has been encapsulated, our SigNature DNA Embedment system can be used to embed the SigNature DNA Marker directly onto products or other items or into special inks, threads and other media, which in turn can be incorporated into packaging or products. Once it is embedded, our SigNature DNA Encryption Detector pen can instantly show the presence or absence of any of our SigNature DNA Markers, and our SigNature polymerase chain reaction (PCR) Kits can provide rapid forensic level authentication of specific SigNature DNA Markers.

         We believe that the key characteristics and benefits of the SigNature Program are as follows:

We Believe Our SigNature DNA Markers Are Virtually Impossible to Copy

         In creating unique SigNature DNA Markers, we use DNA segments from one or more botanical sources, rearrange them into unique encrypted sequences, and then implement one or more layers of anti-counterfeit techniques. Because the portion of DNA in a SigNature DNA Marker used to identify the marker is so minute, it cannot be detected unless it is replicated billions of times over, or amplified. This amplification can only be achieved by applying matching strands of DNA, or a primer, and PCR techniques to the SigNature DNA Marker. The sequence of the relevant DNA in a SigNature DNA Marker must be known in order to manufacture the primer for that DNA. As a result, we believe the effort required to find, amplify, select and clone the relevant DNA in a SigNature DNA Marker would involve such enormous effort and expense that SigNature DNA Markers are virtually impossible to copy without our proprietary systems.

Simple and Rapid Authentication

         With our advanced SigNature DNA Marker detection devices and PCR testing kits, any of our customers can quickly complete an on-site verification. When our SigNature DNA Encryption Detector pen comes in contact with our proprietary overt ink on a label or product package, a biochemical reaction triggers a reversible color change from blue to pink and back to blue. Testing of this color change can be repeated between 30 to 50 times. For forensic level authentication, our SigNature PCR testing kits can produce absolute authentication in less than 30 minutes using portable PCR machines.

Low Cost and High Accuracy

         The costs associated with the DNA required to manufacture our SigNature DNA Markers are not significant since the amount of DNA required for each marker is so minute (for instance, only 3-5 parts per million when incorporated in an ink). We manufacture the identifying segment of DNA to be used in a SigNature DNA Marker by cloning them inside microorganisms such as yeast or bacteria, which are highly productive and inexpensive to grow. As a result, SigNature DNA Markers are relatively inexpensive when compared to other anti-counterfeiting devices such as RFIDs, EPCs, integrated circuit chips, and holograms. Our SigNature DNA Encryption Detectors, which use color changing dyes and molecular "triggers" to instantly detect SigNature DNA Markers, are also relatively inexpensive. At the same time, the probability of mistakenly identifying a SigNature DNA Marker is less than 1 in 1 trillion, so our authentication systems are highly accurate, and in fact, our SigNature PCR Kits can authenticate to a forensic level.

Easily Integrated with Other Anti-Counterfeit Technologies

         Our DNA Markers can be embedded onto RFID devices, banknote threads, labels, serial numbers, holograms, and other marking systems using inks, threads and other media. We believe that combined with other traditional methods, our SigNature Program provides a significant deterrent against counterfeiting, product diversion, piracy, fraud and identity theft.

Broad Applicability and Ingestible

         Our SigNature DNA Markers can be embedded into almost any consumer product, and virtually any other item. For instance, the indelible SigNature DNA Ink we produce is safe to consume and can be used in pharmaceutical drug tablets and capsules. Use of our SigNature DNA in ingestible products and drugs will require FDA approval. We have initiated a strategy to approach FDA in the first quarter of calendar year 2007.

Our Strategy

         We expect to generate revenues principally from sales of our SigNature Program. Key aspects of our strategy include:

Customize and Refine the SigNature Program to Meet Potential Customers' Needs

         We are continuously attempting to improve our SigNature Program by testing the incorporation of our DNA Markers into different media, such as newly configured labels, inks or packing elements, for use in new applications. Each prospective customer has specific needs and employs varying levels of existing security technologies with which our solution must be integrated. Our goal is to develop a secure and cost-effective system for each potential customer that can be incorporated into that potential customer's products or items themselves or their packaging so that they can, for instance, be tracked throughout the entire supply chain and distribution system.

Continue to Enhance Detection Technologies for Authentication of our SigNature DNA Markers

         We have also identified and are further examining opportunities to collaborate with companies and universities to develop a new line of detection technologies that will provide faster and more convenient ways to authenticate our SigNature DNA Markers.

Target Potential High-Volume Markets

         We will continue to focus our efforts on target vertical markets that are characterized by a high level of vulnerability to counterfeiting, product diversion, piracy, fraud, identity theft, and unauthorized intrusion into physical locations and databases. Today our target markets include art and collectibles, fine wine, consumer products, digital and recording media, pharmaceuticals, and homeland security. If and when we have significantly penetrated these markets, we intend to expand into additional related high volume markets.

Pursue Strategic Acquisitions and Alliances

         We intend to pursue strategic acquisitions of companies and technologies that strengthen and complement our core technologies, improve our competitive positioning, allow us to penetrate new markets, and grow our customer base. We also intend to work in collaboration with our licensee Biowell and potential strategic partners in order to continue to market and sell new product lines derived from, but not limited to, DNA technology.

Target Markets

         A licensee of our products, Biowell, has incorporated DNA markers, based upon the same technology we use to create our SigNature DNA Markers, in more than 1 billion consumer products including DVDs, CDs, fine art, cosmetics, luxury teas and rice wine, seafood and many other items distributed in Asia. We have just begun offering our products and services in Europe and the United States and are targeting the following six principal markets:

Art & Collectibles

         The fine art and collectibles markets are particularly vulnerable to counterfeiting, forgeries and fraud. Phony artwork and collectibles are often sold with fake or questionable signatures or attributions. We believe our SigNature DNA Markers can safely be embedded directly in, and so can be used to designate and then authenticate all forms of artwork and collectibles, including paintings, books, porcelain, marble, stone, bronzes, tapestries, glass and fine woodwork, including frames. They can also be embedded in any original supporting documentation related to the artwork or collectible, the signature of the artist and any other relevant material that would provide provenance, such as:

         o A signed certificate or statement of authenticity from a respected authority or expert on the artist;
         o        An   exhibition  or  gallery  sticker  attached  to the art or
                  collectible;
         o        An original sales receipt;
         o A film or recording of the artist talking about the art or collectible;
         o An appraisal from a recognized authority or expert on the art or collectible; and
         o Letters or papers from recognized experts or authorities discussing the art or collectible.

Fine Wine

         Vintners   and   purveyors  of  fine  wine  are  also   vulnerable   to
counterfeiting or product diversion. We believe our SigNature Program can provide vintners and purveyors of fine wines several benefits:

         o Verifed authenticity increases potential customers' confidence in the product and their purchase decision;
         o For the vintner, the SigNature Program can strengthen brand support and recognition, and offers the potential for improved marketability and sales; and,
         o SigNature DNA Markers can be embedded in bottles, labels, or both at the winery, and easily authenticated at the location of the wine distributor or auctioneer.

Consumer Products

         Counterfeit items are a significant and growing problem with all kinds of consumer packaged goods, especially in the retail and apparel industries. According to the 2005 DOPIP, up to $283 million worth of clothing and accessories worldwide are fake, as well as $12 million worth of fragrances and cosmetics are counterfeit each year. In the United States, $1.29 billion dollars worth of seizures and losses were incurred resulting from counterfeit of apparel and other consumer products. We have developed and are currently marketing a number of solutions aimed at brand protection and authentication for the retail and apparel industries, including the clothing, accessories, fragrances and cosmetics segments. Our SigNature Program can be used by manufacturers in these industries to combat counterfeiting and piracy of primary, secondary and tertiary packaging, as well as the product itself, and to track products that have been lost in transit, whether misplaced or stolen.

Digital and Recording Media

         The digital and recording media industry, including the segment that records computer software on compact discs, faces significant threats from piracy and the counterfeiting and distribution of imitation media or software. For instance, according to the BSA, in 2005 the United States lost $6.9 billion as a result of software piracy. Our SigNature DNA Markers can be embedded onto digital and recording media products, such as CDs, DVDs, videotapes and computer software, as well as the packaging of these products.

Pharmaceuticals

         The  pharmaceutical  industry  also faces  major  problems  relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors. As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including RFID tags and EPCs to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain. Our SigNature DNA Markers can easily be embedded directly into pharmaceutical packaging or into RFID tags or EPCs attached to packaging, and since they are ingestible, may be applied as part of a unit dose. In its 2004 report "Combating Counterfeit Drugs," the Food and Drug Administration ("FDA") noted that authentication technologies for pharmaceuticals (such as color-shifting inks, holograms, taggants, or chemical markers embedded in a drug or its label) have been sufficiently perfected that they can now serve as a critical component of a layered approach to control counterfeit drugs. FDA's 2004 Report acknowledged the importance of using one or more authentication technologies for drug products.

Homeland Security

         Governments worldwide are increasingly faced with the problems of counterfeit currencies, official documents, and identity and security cards, as well as terrorism and other security threats. Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade. Our SigNature Program can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them. Our SigNature Program can be used for all types of identification and official documents, such as:

         o        Passports;
         o        Lawful permanent resident, or "green" cards;
         o        Visas;
         o        Drivers' licenses;
         o        Social Security cards;
         o        Military identification cards;
         o        National transportation cards;
         o        Security  cards  for  access  to sensitive physical locations;
                  and,
         o        Other  important  identity  cards,  official  documents    and
                  security-related cards.

Our Technology

         Every living organism has a unique DNA code that determines the character and composition of its cells. The core technologies of our business allow us to use the DNA of everyday plants to mark objects in a unique manner that we believe can only be replicated at great expense, and then identify these objects by detecting the absence or presence of the DNA.

SigNature DNA Encryption

         Our patent pending encryption system allows us to isolate strands of botanical DNA and then fragment and reconstitute them to form unique "DNA chimers", or encrypted DNA segments, whose sequences are known only to us.

SigNature DNA Encapsulation

         Our patented encapsulation system allows us to apply a protective coating to encrypted DNA chimers, creating a SigNature DNA Marker that is resistant to heat, organic solvents, chemicals and UV radiation, and so can be identified for hundreds of years after being embedded directly, or into media applied or attached to the item to be marked.

SigNature DNA Embedment

         Our patented embedment system allows us to incorporate our SigNature DNA Markers into a broad variety of media, such as petroleum and petroleum derivatives, inks, dyes, laminates, glues, threads, and textiles.

SigNature DNA Authentication

         Our patent pending forensic level authentication methods allow us to unlock the encrypted DNA chimers by using PCR techniques and proprietary primers that were specifically designed by us to detect the DNA sequences we encrypted and embedded into the product or other item. Detection of the DNA chimers unique to a particular item or series of items allows us to authenticate its or their origin.

Products And Services

         Our   SigNature   Program   consists  of  three  steps:   creating  and
encapsulating a specific encrypted DNA segment, applying it to a product or other item, and detecting the presence or absence of the specific segment. We plan for the first two steps to be controlled exclusively by Applied DNA and its certified agents to ensure the security of SigNature DNA Markers. Once applied, the presence of any of our SigNature DNA Markers can be detected by us or a customer in a simple spot test, or a sample taken from the
product        or          other              item          can    be   analyzed
forensically to obtain definitive proof of the presence or absence of a specific type of SigNature DNA Marker (e.g. one designed to mark a particular product).

Creating a Customer or Product-Specific SigNature DNA Marker

         Our SigNature DNA Markers are botanical DNA segments custom manufactured by us to identify a particular class of or individual products or items. During this manufacturing process, we scramble and encrypt a naturally occurring botanical DNA code segment or segments, and then encapsulate the resulting DNA segment utilizing our proprietary SigNature DNA Encapsulation system. We then record and store the sequence of the DNA segment in a secure database in order that we can later detect it.

Embedding the SigNature DNA Marker

         Our SigNature DNA Markers may be directly embedded in products or other items, or otherwise attached by embedding them into media that is incorporated in or attached to the product or item. For example, we can embed SigNature DNA Markers directly in paper, metal, plastics, stone, ceramic, and other materials. Media in which we can embed SigNature DNA Markers include:

         SigNature DNA Ink: Our SigNature DNA Ink can be applied directly or on a label that is then affixed to the product or item. SigNature DNA Ink is highly durable and degradation resistant. SigNature DNA Ink can be visible (colored) or invisible. This makes it possible to mark products with a visible, or overt, and/or invisible, or covert, SigNature DNA Marker on any tangible surface such as a label. The location of covert Signature DNA Markers on a product are recorded and stored in a secure database. Similar media like varnish and paints can also be used instead of ink. Examples of products and other items onto which SigNature DNA Ink can be applied include:

         o        Artwork  and  Collectibles:  paintings,  artifacts,  antiques, stamps, coins, documents, collectibles and memorabilia;
         o        Corporate  documents:  confidential,  date  and time dependent documents or security clearance documents;
         o Financial services: currency, stock certificates, checks, bonds and debentures;
         o        Retail:    event   tickets,  VIP  tickets,   clothing  labels,
                  luxury products;
         o        Pharmaceuticals:   tablet, capsule and pill surface  printing;
                  and,
         o Miscellaneous: lottery tickets, inspection stamps, custom seals, passports and visas, etc.

         SigNature DNA Thread: Our SigNature DNA Thread, which can consist of any fabric from cotton to wool, is embedded with SigNature DNA Markers and can be used to mark and authenticate products and other items incorporating textiles. For example, SigNature DNA Thread can be incorporated in a finished garment, bag, purse, shoe or other product or item. SigNature DNA Thread can help textile vendors, clothing and accessory manufacturers and governments authenticate thread, yarn and fabric at any stage in the supply chain.

         Other Security Devices: Our SigNature DNA Markers can also be embedded onto printed barcodes, RFID tags, optical memory strips, holograms, tamper proof labels and other security devices incorporated into products and other items for various security-related purposes.

SigNature DNA Detection and Product Authentication

         Level 1 "Spot Test" Detection: Our SigNature DNA Encryption Detector pens, which are custom manufactured to identify our SigNature DNA Markers, allow us or our customers to determine the presence or absence of these markers in around one second when they have been embedded in a special overt DNA Ink. When the SigNature DNA Encryption Detector is swiped over matching overt DNA Ink, the color of the ink temporarily changes from blue to pink, indicating the presence of the markers, and validating the product or other item. Though this detection process cannot distinguish between different types of SigNature DNA Markers, such as markers we have designed for one customer or product versus another, it allows for instant sampling at any point in the supply chain.

         Level 2 Forensic DNA Authentication: Our SigNature PCR Kits allow us or our customers to use a sample taken from the product or other item to be authenticated, and using our proprietary primers and PCR technology, determine the sequences of DNA included in the sample, and conclude whether it includes a specific SigNature DNA Marker. This more elaborate test generally requires about 30 minutes to complete. This authentication process provides absolute certainty about the presence or absence of specific types of a SigNature DNA Marker.

Sales and Marketing

         We have since inception only had sales of our products in Europe through direct sales. As of January 16, 2007, we had 2 employees devoted to and 3 employees engaged in direct sales. We expect to hire additional sales directors and/or consultants to assist us with sales and marketing efforts with respect to our 6 target vertical markets.

Research and Development

         From June 1, 2005 to September 20, 2005, we retained the Idaho National Laboratory ("INL"), which is managed and operated by Battelle Energy Alliance LLC for the Department of Energy, for the purpose of independently validating our SigNature DNA Encryption, Encapsulation, Embedment and Authentication technologies. Currently our research and development efforts are primarily focused on the development of prototypes of new versions of our products using our existing technologies for review by prospective customers, such as different types of SigNature DNA Ink and SigNature DNA Thread. Nonetheless, we believe that our development of new and enhanced technologies relating to our business may be important to our future success, and we continue to examine whether investments in the research and development of such technologies is merited.

Manufacturing

         We have the capability to manufacture SigNature DNA Markers, covert DNA Ink, and SigNature PCR Kits at our laboratories in Stony Brook. We rely upon Biowell to manufacture our overt color-changing DNA Ink and our SigNature DNA Encryption Detector pens.

Competition

         The principal markets for our SigNature Program are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Applied Optical Technologies, Authentix, ChemTAG, Collectors Universe Inc., Collotype, Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., Informium AG, Inksure Technologies, L-1 Identity Solutions, Manakoa, SmartWater Technology, Inc., SureTrace , Tracetag and Warnex.


         Some examples of competing security products include:

         o        Fingerprint scanner: a system that scans fingerprints   before
                  granting access to secure information or facilities;
         o        Voice recognition software: software that authenticates  users based on individual vocal patterns;
         o Cornea scanner: a scanner that scan the iris of a user's eye to compare with data in a computer database;
         o Face scanner: a scanning system that use complex algorithms to distinguish one face from another;
         o Integrated circuit chip & magnetic strips: integrated circuit chips that receive and, if authentic, send a correct electric signal back to the reader, and magnetic strips that contain information, both of which are common components of debit and credit cards;
         o Optically variable microstructures: these include holograms, which display images in three dimensions and are generally difficult to reproduce using advanced color photocopiers and printing techniques, along with other devices with similar features;
         o Elemental Taggants and Fluorescence: elemental taggants are various unique substances that can be used to mark products and other items, are revealed by techniques such as x-ray fluorescence; and,
         o Radioactivity & Rare Molecules: radioactive substances or rare molecules which are uncommon and readily detected.

         We expect competition with our products and services to continue and intensify in the future. We believe competition in our principal markets is primarily driven by:

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

PROPRIETARY RIGHTS

         We believe that our 7 patents, 14 patents pending, 2 registered trademarks, and 2 registered trademarks pending, which are described in the table below, and our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us.

Patents Issued:


          Patent Name                       Patent No:            Assignee of Record          Dated Issued        Jurisdiction
Nucleic Acid as Marker for Product          89108443              APDN (B.V.I.) Inc.          March 17,2000       Taiwan
Anticounterfeiting and Identification

Method of using ribonucleic acid as         00107580.2            Rixflex Holdings            February 2, 2005    China
product antifake mark and for verification                        Limited (2)

EppenLocker (A Leakage-Prevention           89204158              APDN (B.V.I.) Inc.          March 10, 2000      Taiwan
Apparatus of Microcentrifuge)

Multiple Tube Structure for Multiple PCR    89210575              APDN (B.V.I.) Inc.          June 20, 2000       Taiwan
in a Closed Container

A Device for Multiple Polymerase Chain      89111477              APDN (B.V.I.) Inc.          June 12, 2000       Taiwan
Reactions In a Closed Container and a
Method of Using Thereof

Method for Mixing Nucleic Acid in Water     921221973             APDN (B.V.I.) Inc.          August 11, 2003     Taiwan
Insoluble Media and Application Thereof

A Method of Utilizing Nucleic Acids as      US 7,115,301 B2       Rixflex Holdings Limited    October 3, 2006     United States
Markers for Product Anti-Counterfeit                              (2)
Labeling and Verification

         Patents Pending:


          Patent Name                     Application No.       Filed in the Name of          Dated Filed         Jurisdiction
Method for Mixing Nucleic Acid in Water   2002-294229           Biowell (1)                   August 31, 2002     Japan
Insoluble Media and Application Thereof
                                          03007023.9            Rixflex Holdings              March 27, 2003      EU
                                                                Limited (2)

                                          10/645,602            Rixflex Holdings              August 22, 2003     United States
                                                                Limited (2)


Method of dissolving nucleic acid in      03155949.2            Rixflex Holdings              August 27, 2003     China
water insoluble medium and its application                      Limited (2)

Novel nucleic acid based steganography    10/909,431            Rixflex Holdings              August 3, 2004      United States
system and application thereof                                  Limited (2)
Patent Name

thereof

Cryptic method of secret information      921221490             APDN (B.V.I.) Inc.            August 6, 2003      Taiwan
carried in DNA molecule and it
deencryption method



A novel nucleic acid based steganography  03127517.6            Biowell (1)                   August 6, 2003      China
system and application thereof
                                          61387/2004            Rixflex Holdings              August 4, 2004      Korea
                                                                Limited (2)


A novel method for coding based on
nucleic acids and utility thereof         04018374.1            Rixflex Holdings              August 3, 2004      EU
                                                                Limited (2)

                                          1-2004-00742          Rixflex Holdings              August 4, 2004      Vietnam
                                                                Limited (2)

A novel nucleic acid based steganography
system and applications thereof           092819                Rixflex Holdings              August 4, 2004      Thailand
                                                                Limited (2)

                                          PI20043145            Biowell (1)                   August 4, 2004      Malaysia

                                          2004-225987           Rixflex Holdings              August 2, 2004      Japan
                                                                Limited (2)

                                          P-00200400374         Rixflex Holdings              August 4, 2004      Indonesia
                                                                Limited (2)

                                          764/CHE/2004          Rixflex Holdings              August 4, 2004      India
                                                                Limited (2)

Method for classifying group ID of        92119302              APDN (B.V.I.) Inc.            July 15, 2003       Taiwan
shoppers and transferring the shopping
discount to group development funds
development

Method For transferring feedback          03150071.4            Rixflex Holdings              July 31, 2003       China
foundation capable of identifying                               Limited (2)
multiple objects



Method of Classifying Group ID of         PI20042889            Rixflex Holdings              August 4, 2004      Malaysia
Shoppers and Transferring the Shopping                          Limited (2)
Discount to Group Development Funds
                                          092217                Rixflex Holdings              July 12, 2004       Thailand
                                                                Limited (2)

                                          2004-200730           Biowell (1)                   July 7, 2004        Japan

System and Method for authenticating      11/437,265            APDN (B.V.I.) Inc.            May 19, 2005        US
multiple components associated with a
particular product.                       PCT/US2006/019660     APDN (B.V.I.) Inc.            May 19, 2006        PCT


System and Method for Marking Textiles    10/825,968            APDN (B.V.I.) Inc.            April 15, 2004      US
with Nucleic Acid

Method for Transferring                   92119302              APDN (B.V.I.) Inc.            July 15, 2003       Taiwan
Feedback-Foundation capable of
identifying multiple objects              03150071.4            Rixflex                       July 31, 2003       China
                                                                Holdings Limited(2)



         (1) All patents in the name of and patent applications filed in the name of Biowell have been assigned to our wholly-owned subsidiary APDN (B.V.I.) Inc., and we are making efforts to ensure APDN (B.V.I.) is the assignee or filer of record, as the case may be.

         (2) All patents in the name of and patent applications filed in the name of Rixflex Holdings Limited, which merged into APDN (B.V.I.) Inc. on July 12, 2005, have been assigned to APDN (B.V.I.) Inc., and we are making efforts to ensure APDN (B.V.I.) is the assignee or filer of record, as the case may be.

         Trademarks Issued:



         Trademark                         Registration No:         Registered Owner           Registration Date     Jurisdiction
APPLIED DNA and model molecule design      846354                   Applied DNA Sciences       August 13, 2004       Mexico
                                                                    Inc.

APPLIED DNA and model molecule design      846711                   Applied DNA Sciences Inc.  August 16, 2004       Mexico

APPLIED DNA and model molecule design      3392818                  Applied DNA Sciences Inc.  March 21, 2005        European
                                                                                                                     Community

BIOWELL and Design                         3,155,578                Rixflex Holdings           October 17, 2006      United States
                                                                    Limited (1)

BIOWELL and Design                         2,675,941                Rixflex Holdings           January 21, 2003      United States
                                                                    Limited (1)

BIOWELL and Design                         2,611,291                Rixflex Holdings           August 27, 2002       United States
                                                                    Limited (1)

BIOWELL and Design                         4101159010000            Biowell (2)                May 4, 2005           South Korea

BIOWELL and Design                         4,819,252                Rixflex Holdings           November 19, 2004     Japan
                                                                    Limited (1)

         (1) All registered trademarks in the name of Rixflex Holdings Limited have been assigned to APDN (B.V.I.) Inc., and we are making efforts to ensure APDN (B.V.I.) Inc. is the registered owner.

         (2) All registered trademarks in the name of Biowell have been assigned to APDN (B.V.I.) Inc., and we are making efforts to ensure APDN (B.V.I.) Inc. is the registered owner.

         Trademarks Pending:



         Trademark                         Application No:          Owner                      Filing Date           Jurisdiction
APPLIED DNA                                76/549,861               APDN (B.V.I.) Inc.         September 22, 2003    United States

SIGNATURE                                  78/871,967               APDN (B.V.I.) Inc.         April 28, 2006        United States

         However, there are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property
protection                   may                not           be       available
in every country in which our products and services are distributed. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. There is always the possibility that the scope of the protection gained from one of our issued patents will be insufficient or deemed invalid or unenforceable. We also seek to maintain certain intellectual property as trade secrets. This secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

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

Strategic Alliances

Purchase of Intellectual Property and License Agreement with Biowell

         In the first half of 2005, Biowell transferred substantially all of its intellectual property to Rixflex Holdings Limited, a British Virgin Islands company, and on July 12, 2005, Rixflex Holdings Limited merged with and into our wholly-owned subsidiary APDN (B.V.I.) Inc., a British Virgin Islands company. The shareholders of Rixflex Holdings Limited received 36 million shares of our common stock in consideration of this merger. In connection with the acquisition of this Biowell intellectual property, we terminated the license agreement that we had previously entered into with Biowell in October 2002, under which we had the exclusive right to sell, market, and sub-license certain Biowell intellectual property within the United States, the European Union, Canada, Mexico, Colombia, Saudi Arabia and the United Arab Emirates. Also in connection with this acquisition, on July 12, 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license certain of the Company's products in most Asian countries and certain Middle Eastern countries. The license is for an initial term ending December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. If Biowell sub-licenses these products within these countries, Biowell is required to pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is also required to pay a royalty of 10% on all net sales of these products and is required to meet certain minimum annual net sales in each of the various countries covered by the license. We have the right to terminate the exclusivity of the license with respect to any particular country if Biowell fails to meet its annual net sales requirements for that country during the first year after the date of the agreement, and to terminate the license altogether with respect to any particular country if Biowell fails to meet its annual net sales requirements for that country for two consecutive years. Although Biowell has not met its annual net sales requirements for any particular country to date, we have not yet terminated the exclusivity of the license with respect to any country. Cumulative royalties earned from this agreement for the period from July 2005 through September 30, 2006 totaled $33,722. Until the license agreement is terminated, it also provides us ownership of all improvements, modifications or alterations made by Biowell to the licensed products, the technologies underlying them, or the mode of using them, that are related to our business, and provides Biowell an exclusive license to any such improvements, modifications or alterations made by us.

Sub-License Agreement with G.A. Corporate Finance

         In July of 2003, we, Biowell and G. A. Corporate Finance Ltd. entered into a Sub-License Agreement for the United Kingdom in exchange for $3 million.
G. A. Corporate Finance Ltd. paid $25,000 upon its execution of the Agreement, and the remaining $2.975 million in the form of its interest bearing promissory note, payable in twenty (20) consecutive quarterly installments of principal and interest in the amount equal to the lesser of $185,937.50 or 35% of gross revenues for that quarter it generated from sales of certain of our products in the United Kingdom, due on the final day of each quarter. Due in part to our lack of marketable products during the first two years after the date of this agreement, G.A. Corporate Finance Ltd. has not generated any revenue from sales of our products in the United Kingdom, and so has never made any payments to us under its note. We are currently in negotiations with G.A. Corporate Finance Ltd. to either amend or terminate this agreement.

Employees

         Presently, we employ a total of 7 full-time employees and 2 part-time employees, including 2 in management, 3 in operations, 3 in sales and marketing and 1 in investor relations. None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

ITEM 2. DESCRIPTION OF PROPERTY.

         We maintain our principal office at 25 Health Sciences Drive, Suite 113, Stony Brook, New York 11790. We moved our principal office to the Long Island High Technology Incubator, which is located on the campus of Stony Brook University, in December 2005. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Paul Reep v. Applied DNA Sciences, Inc., Case No.: BC345702

         Plaintiff Paul Reep, a former employee, commenced this action against us on January 10, 2006. Mr. Reep asserts eight causes of action for breach of contract, breach of an oral agreement, negligent misrepresentation, interference with prospective business advantages, defamation, fraud, accounting and constructive trust, unjust enrichment. The relief sought includes declaratory relief, unspecified compensatory damages, unpaid salary, unspecified penalties under the California Labor Code, interest, and attorneys' fees. We have successfully moved the court to indefinitely stay all proceedings in this matter in light of a forum selection clause designating Nevada state courts as the proper forum. Attorneys for Reep have indicated that they intend to file suit in Nevada, but to date have not done so. We intend to vigorously defend any case brought against us by Reep.

Applied DNA Sciences, Inc. v. Paul Reep, Adrian Butash,  John  Barnett,   Chanty
Cheang, Jaime Cardona, and Angela Wiggins, Case No. CV06-2027 RGK

         We filed this action against the defendants, Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona, and Angela Wiggins on April 4, 2006, in the United States District Court for the Central District of California. In this matter we have asked the court to make a judicial determination that an agreement amending the employment contracts of all named defendants, which we did not authorize and which is the basis of the Reep and Butash litigation against Applied DNA, is invalid and unenforceable. This matter is in the early stages of discovery. Trial has been set for April 3, 2007.

Barnett, et al. v. Applied DNA Sciences, et al., Case No.:  BC  350904

         Plaintiffs John D. Barnett, Jr., Adrian Butash, Jaime A. Cardona, and Chanty Cheang, our former employees, filed suit against us, Applied DNA Operations Management, Inc., APDN (B.V.I.), Inc., Peter Brocklesby, James A. Hayward, and Jun-Jei Sheu in Los Angeles County Superior Court on April 17, 2006. The complaint alleges causes of action for breach of written contract, breach of oral contract, fraud, violations of the California Labor Code, and wrongful termination. The complaint seeks $159,000 (trebled to $477,000) in alleged unpaid salary, $546,000 in severance pay, other unspecified compensatory and consequential damages, unspecified punitive damages, attorneys' fees and costs, and interest. With the exception of Peter Brocklesby, all defendants, including us, have answered the complaint. The trial date has been set for May 21, 2007.

In re the Unemployment Insurance Claims of Adrian Butash, John Barnett, and Paul
Reep,  California   Unemployment   Insurance   Appeals  Board Case Nos. 1809031,
1801356, and 1842399, respectively.

         We are in the process of appealing an administrative law judge's determination John Barnett, Paul Reep, and Adrian Butash are entitled to unemployment benefits following their separation from employment with us and that our unemployment insurance account will be charged. We will appeal on the determination on the grounds that the claimants were terminated for reasons other than lack of work. We have filed a notice of appeal, and no trial date has yet been set.

Douglas A. Falkner v. Applied DNA Sciences, Inc./N.C. Industrial Commission File No. 585698

         Plaintiff Douglas Falkner ("Falkner") filed a worker's compensation claim in North Carolina for an alleged work-related neck injury that he alleges occurred on January 14, 2004. Falkner worked as Business Development and Operations Manager at our sole East Coast office at the time of the alleged injury. Plaintiff Falkner was the only employee employed by us in North Carolina at the time of the alleged injury and we have employed no other employees in North Carolina at any other time. The claim has been denied and is being defended on several grounds, including the lack of both personal and subject matter jurisdiction. Specifically, we contend that we did not employ the requisite minimum number of employees in North Carolina at the time of the alleged injury and that the company is therefore not subject to the North Carolina Workers' Compensation Act. The claim was originally set for hearing in January 2007, but was continued to allow the parties to engage in further discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         Our Common Stock is traded over-the-counter on The Over The Counter Bulletin Board (the "OTC Bulletin Board") maintained by the National Association of Securities Dealers under the symbol "APDN." There is no certainty that the Common Stock will continue to be quoted or that any liquidity exists for our shareholders.

         The following table sets forth the quarterly quotes of high and low prices for our Common Stock on the OTC Bulletin Board during the fiscal years ended September 30, 2005 and September 30, 2006. In February of 2003, we changed our year end to September 30. We changed our fiscal year end in connection with a reverse merger we entered into in December 2002, in which the acquirer for accounting purposes had a fiscal year end of September 30. For ease of fiscal reporting, we adopted the same fiscal year end.


                       Fiscal 2006                     Fiscal 2005
                      =============                   ============

                       High             Low            High           Low
                      =============    ===========    ============   ===========
      First Quarter    $0.58            $0.16          $2.39          $0.42
      Second Quarter   $0.37            $0.15          $1.83          $0.78
      Third Quarter    $0.27            $0.10          $1.01          $0.58
      Fourth Quarter   $0.17            $0.07          $0.74          $0.48

Holders

         As of December 29, 2006, we had approximately 1,309 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

Recent Sales of Unregistered Securities

         In October 2005, We issued 400,000 shares of common stock for services rendered. We valued the shares issued at $0.50 per share for a total of $200,000, which represents the fair value of the services received which did not differ materially from value of the services received. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

         On July 10, 2006, we issued 2,400,000 shares of common stock in exchange for services rendered. We valued the shares issued at $0.20 per share for a total of $480,000, which did not differ materially from the value of the stock issued and represented the fair value of the services received. This issuance is considered exempt under Regulation D of the Securities Act of 1933 and Rule 506 promulgated thereunder.

         On December 12, 2006 we issued 180,000 shares of common stock in exchange for our promissory note in principal amount of $410,429 and accrued interest thereon of $8,883. We valued the shares issued at $0.09 per share for a total of $16,200. This issuance is considered exempt under Section 3(a)(9) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can", "may", "believe", "designated to", "will", "expect", "plan", "anticipate", "estimate", "potential" or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

Introduction

         We provide botanical DNA encryption, embedment and authentication solutions that can help protect companies, governments and consumers from counterfeiting, fraud, piracy, product diversion, identity theft, and unauthorized intrusion into physical locations and databases. Our SigNature Program provides a secure, accurate and cost-effective means for customers to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items such as artwork and collectibles, fine wine, consumer products, digital media, financial instruments, identity cards and other official documents. Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

         Our   SigNature    Program    enables   our   potential    clients   to
cost-effectively:

         o assure manufacturers, suppliers, distributors, retailers and end-users that their products are authentic and can be forensically authenticated;
         o integrate our SigNature DNA Markers with existing security solutions such as barcodes, radio frequency identification
                  (RFID) tags, holograms, microchips and other securities measures; and
         o add value to the "bottom-line" by helping to diminish product diversion and counterfeiting.

         Counterfeit and diverted products continue to pose a significant and growing problem with consumer packaged goods, especially for prestige and established brands worldwide. Piracy, identity theft and forged documents and items are also highly prevalent in vertical markets such as digital media, fine art, luxury goods, and alcoholic beverages. Key aspects of our strategy include:

         o continuing to improve and customize our solution to meet our potential customers' needs;
         o continuing to develop and enhance our existing DNA marker authentication technologies;
         o expanding our customer base both domestically and abroad by targeting high volume markets; and
         o augmenting our competitive position through strategic acquisitions and alliances.

Plan of Operations

General

         We expect to generate revenues principally from sales of our SigNature Program. We are currently attempting to develop business in six target markets: art and collectibles, fine wine, consumer products, digital recording media, pharmaceuticals, and homeland security driven programs. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

         We believe that our existing capital resources will enable us to fund our operations until approximately April 2007. We believe we may be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

Product Research and Development

         We anticipate spending approximately $200,000 for product research and development activities during the next twelve (12) months.

Acquisition of Plant and Equipment and Other Assets

         We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do anticipate spending approximately $100,000 on the acquisition of leasehold improvements during the next 12 months. We believe our current leased space is adequate to manage our growth, if any, over the next 2 to 3 years.

Number of Employees

         From our inception through the period ended September 30, 2006, we have principally relied on the services of outside consultants for services. We currently have seven employees and two part-time employees. Specifically, the company expects to increase its staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel.

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

         The accounting policies identified as critical are as follows:

         o        Equity issued with registration rights
         o        Warrant liability
         o        Fair value of intangible assets

Equity Issued with Registration Rights

         In connection with placement of our convertible notes and warrants to certain investors during the fiscal quarters ended December 31, 2003, December 31, 2004, March 31, 2005, March 31, 2006 and June 30, 2006, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although these notes and warrants do not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, the common stock underlying the notes and warrants subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet until such time as the conditions are eliminated.

Warrant Liability

         In connection with the placement of certain debt instruments, as described above, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders' equity.

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

         During the year ended September 30, 2006, the Company management preformed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

         The identifiable intangible assets acquired and their carrying value at September 30, 2006 are:


                                                                                    Weighted
                                                                                     Average
                    Gross          Accumulated                                     Amortization
                                  Amortization
                   Carrying            and                           Residual         Period
                                    Impairment
                    Amount            Charge             Net           Value          (Years)
                 =============    ==============    =============   ===========    ==============
Amortizable
Intangible
Assets:

Intellectual
Property          $9,430,900       $7,339,100        $2,091,800             --           7

Patents             34,237           18,574            15,663               --           5

Total
Amortized
Identifiable
Intangible        $9,465,137       $7,357,674        $2,107,463             --         6.99
                 =============    ==============    =============
                                                                            --

         Total amortization expense charged to operations for the year ended September 30, 2006 and 2005 were $1,354,101 and $346,825.

         Estimated amortization expense as of September 30, 2006 are as follows:

          2007                $   370,643
          2008                    370,643
          2009                    365,753
          2010                    363,792
          2011 and after          636,632

          Total               $ 2,107,463

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

Restatement of Consolidated Financial Statements

         The Company has restated its consolidated financial statements as of September 30, 2005 and for the year ended September 30, 2005 and the quarterly unaudited data for the first three quarters of 2006 and all of 2005.

         These restatements and resulting revisions relate to the accounting treatment for and disclosing the issuance by the Company of options and warrants to acquire the Company's common stock. In addition the Company corrected certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company director. These errors were discovered in connection with comments raised by the SEC in their review and comment on this Registration Statement.

         In this regard, you should rely on the restated financial results for the year and each of the quarters in the years 2005 and the first, second and third quarters of 2006 and, as the Company previously reported in its Current Report on Form 8-K, dated May 16, 2006, you should not rely on the Company's previously issued consolidated financial statements and other financial information for these reporting periods.

         As a result, the accompanying consolidated financial statements for the year ended September 30, 2005 and the quarterly periods ended December 31, 2005, March 31, 2006 and June 30, 2006 have been restated from the amounts previously reported to correct the accounting for financial derivatives. While the effect of the corrections to the financial statements is fully described in accompanying notes to the restated consolidated financial statements, the following is a summary of the net effect of the errors on these consolidated financial statements:

         o the Company's net loss for the year ended September 30, 2005 increased by $14,499,139 from $52,610,380 to $67,109,519;
         o the Company's current liabilities as of September 30, 2005 increased by $384,651 from $2,595,897 to $2,980,548; and,
         o the Company's other liabilities, representing warranty liabilities, as of September 30, 2005 increased by $13,673,574 from $0 to $13,673,574.

Revenues

         From our inception on September 16, 2002, we did not generate material revenues from operations. We have, however, generated $0.019 million in sales of our products for the year ended September 30, 2006. Our cost of sales for the same period was $0.016 million netting us a gross profit of $0.003 million. All of our revenues from sales of our products in the year ended September 30, 2006 are attributable to Dr. Suwelack Skin & Health Care AG ("Dr. Suwelack"). James
A. Hayward, a director and our Chief Executive Officer, serves on Dr. Suwelack's board of directors. BioCogent, whose President and Chief Executive Officer and sole stockholder is Dr. Hayward, provides consulting services to Dr. Suwelack.


Costs and Expenses

Selling, General and Administrative

         Selling, general and administrative expenses for the twelve months ended September 30, 2006 compared to 2005 decreased 496% to $8.5 million from $50.7 million in the prior period. See a discussion of non cash items below in the Liquidity & Capital Resources section. Included within the selling, general and administrative expenses for the year ended September 30, 2005 were expensed intellectual property of $14.7 million and costs relating to fund raising and consultant costs of $4.7 million. Additionally, for the year ended September 30, 2006, we had a reduction in fair value of warrants issued to non employees of $5.8 million as compared to the year ended September 30, 2005 and a reduction in common stock issued in exchange for services rendered of $16.8 million as compared to the same period last year.

Research and Development

         Research and development expenses decreased $485,682 for the twelve months ended September 30, 2006 compared to 2005 from $0.6 million to $0.2 primarily due to deceased independent testing costs.

Depreciation and Amortization

         In the twelve months ended September 30, 2006, depreciation and amortization increased $1,014,033 for the period compared to 2005 from $356,266 to $1,370,299. The increase is attributable to entire year amortization of our intellectual property acquired in 2005.

Impairment of intangible asset(s)

         During the year ended September 30, 2006, we performed an evaluation of our intangible assets (intellectual property) and determined that the implied fair carrying value exceeded its fair value. Accordingly, we recorded a non cash impairment charge to operations of $5.7 million in the year ended September 30, 2006 as compared to $0 in the prior year.

Total Operating Expenses

         Total operating expenses decreased to $15.7 million from $51.7 million, or a decrease of $36 million as a result of the combination of factors listed above.

Other Income/Loss

         Net loss for the twelve months ended September 30, 2006 decreased to a loss of $2.4 million from a loss of $67.1 million in the prior period as a result of the combination of factors described above.

Interest Expenses

         Interest expense, for the twelve months ended September 30, 2006 decreased to $3.6 million from $32.1 million in the same period of 2005, an decrease of $28.5 million. For the year ended September 30, 2005, we incurred a non cash interest expense relating to the fair value of warrants issued in conjunction with our financing of $23.1 million.

Net Income (loss)

         Net loss for the twelve months ended September 30, 2006 decreased to a loss of $2.4 million from a loss of $6.7 million in the prior period as a result of the combination of factors described above.

Liquidity and Capital Resources

         Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.

         As of September 30, 2006, we had a working capital deficit of $4.6 million. For the year ended September 30, 2006, we generated a net cash flow deficit from operating activities of $2.8 million consisting primarily of year to date losses of $2.4 million. Non cash adjustments included $2.0 million in depreciation and amortization charges, $5.7 million in impairment charges, $3.0 million for options, warrants and common stock issued in exchange for services, $2.3 million in financing costs attributable to issuance of warrants and net change in net increase in current liabilities of $2.5 million net with a non cash adjustment of $16.8 million for income attributable to re-pricing of warrants and debt derivatives. Cash used in investing activities totaled $0.2 million, which was utilized for acquisition of property and equipment. Cash provided by financing activities for the year ended September 30, 2006 totaled $4.2 million consisting of proceeds from issuance of convertible debt.

         We expect capital expenditures to be less than $500,000 in fiscal 2007. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

         Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

         While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 3 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 3 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

         Our registered independent certified public accountants have stated in their report dated January 5, 2007, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

         In fiscal 2005, we completed two private placements of convertible debt and associated warrants. In November and December, 2004 we issued and sold $1.465 million in aggregate principal amount of promissory notes, convertible at $0.50 per share, and associated warrants to purchase up to 2,930,000 shares of our common stock, exercisable at $0.75 per share for three years from their date of issuance, to 13 investors (the "December 2004 Placement"). Each promissory note was automatically convertible into shares of our common stock at a price of $0.50 per share upon the closing of a subsequent private placement by us for at least $1 million. In January and February of 2005, we issued and sold $7.371 million in aggregate principal amount of 10% Secured Convertible Promissory Notes, convertible at $0.50 per share, and associated warrants to purchase up to 14,742,000 shares of our common stock, exercisable at $0.75 per share until five years from their date of issuance, to 61 investors (the "January and February 2005 Placement"). Upon the closing of the January and February 2005 Offering, the notes issued in the December 2004 Placement automatically converted into an aggregate of 2,930,000 shares of our common stock, and upon the filing of this registration statement on February 15, 2005, the notes issued in the January and February 2005 Placement automatically converted into an aggregate of 14,742,000 shares of our common stock. Additional private placements in fiscal 2005 raised $243,000. We also received proceeds of $60,000 from the exercise of a warrant to purchase 100,000 shares of our common stock in fiscal 2005. The $9.135 million in gross proceeds from these private placements and warrant exercises were used to fund commissions, fees and expenses associated with the placements, consultants and public reporting costs, salaries and wages, royalties, research and development, facility costs as well as general working capital needs. Since the conversion price of the notes issued in the November and December 2003, December 2004, December 2005 and the January and February 2005 placements were less than the market price of our common stock at the time these notes were issued, we recognized a charge relating to the beneficial conversion feature of these notes during the quarter in which they are issued.

         In fiscal 2006, we completed three additional private placements of convertible debt and associated warrants. On November 3, 2005, we issued and sold a promissory note in the principal amount of $550,000 to Allied International Fund, Inc. ("Allied"). Allied in turn financed a portion of the making of this loan by borrowing $450,000 from certain persons, including $100,000 from James A. Hayward, a director and our Chief Executive Officer. The terms of the promissory note provided that we issue upon the funding of the note warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.50 per share to certain persons designated by Allied. On November 9, 2005, we issued nine warrants to Allied and eight other persons to purchase an aggregate of 5,500,000 shares of our common stock at an exercise price of $0.50 per share. These warrants included a warrant to purchase 1,100,000 shares that was issued to James A. Hayward, a director and our Chief Executive Officer. We paid $55,000 in cash to VC Arjent, Ltd. for its services as the placement agent with respect to this placement. All principal and accrued but unpaid interest under the promissory note was paid in full shortly after the closing of and from the proceeds of a private placement we completed on March 8, 2006. On March 8, 2006, we issued and sold an aggregate of 30 units consisting of (i) a $50,000 principal amount secured convertible promissory note bearing interest at 10% per annum and convertible at $0.50 per share, and (ii) a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share, for aggregate gross proceeds of $1.5 million. The units were sold pursuant to subscription agreements by and between each of the purchasers and Applied DNA Operations Management, Inc., a Nevada corporation and our wholly owned
subsidiary       (our           "Subsidiary").        The       $2.050   million
in gross proceeds from these first two offerings were held by our Subsidiary for our benefit and used to fund commissions, fees and expenses associated with the placements, to repay the outstanding promissory note described above plus accrued interest thereunder, to fund financing fees, consultants and public reporting costs, salaries and wages, research and development, facility costs as well as and general working capital needs. On March 24, 2006, we commenced an offering (the "Offshore Offering") of up to 140 units, at a price of $50,000 per unit, for a maximum offering of $7 million for sale to "accredited investors" who are not "U.S. persons." The units being sold as part of the Offshore Offering consist of (i) a $50,000 principal amount secured convertible promissory note, and (ii) a warrant to purchase 100,000 shares of our common stock at a price of $0.50 per share. On May 2, 2006, we closed on the first tranche of the Offshore Offering in which we sold 20 units for aggregate gross proceeds of $1,000,000. We paid Arjent Limited $375,000 in commissions, fees and expenses from these gross proceeds. On June 15, 2006, we completed the second tranche of the Offshore Offering in which we sold 59 units for aggregate gross proceeds of $2,950,000. We paid Arjent Limited $442,500 in commissions, fees and expenses from these gross proceeds. Additionally, on July 10, 2006 we issued 2.4 million shares of our common stock to Arjent Limited at $0.001 per share as partial consideration for its services in connection with the Offshore Offering.

         On March 29, 2006 and April 13, 2006, we borrowed $200,000 in the aggregate, at a rate of 7.5% per annum, from BioCogent whose President and Chief Executive Officer and sole stockholder is James A. Hayward, one of our directors and our Chief Executive Officer. These loans were due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale of our securities for gross proceeds of at least $250,000. The proceeds from the loans were used for general corporate purposes. The note issued on March 29, 2006 was repaid with interest in May, 2006. The note issued on April 13, 2006 was repaid with interest in June, 2006.

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

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements.

Going Concern

         The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated January 5, 2007, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

FACTORS THAT COULD AFFECT FUTURE RESULTS

         Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Relating to Our Business:

We have a Short Operating History, a Relatively New Business Model, and Have Not Produced Significant Revenues. This Makes it Difficult to Evaluate Our Future Prospects and Increases the Risk That We Will Not Be Successful.

         We have a short operating history with our current business model, which involves the marketing, sale and distribution of botanical DNA encryption, embedment and authentication products and services, which are based on technologies that we acquired in July 12, 2005 from, and some of which are manufactured for us by, Biowell Technology, Inc. ("Biowell"). We first derived revenue from this model in the second calendar quarter of 2006, which was insignificant. Prior to the July 12, 2005 acquisition, our operations consisted principally of providing marketing and business development services to Biowell. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects. We are in the process of transitioning from a developmental stage to an early-stage growth enterprise. Our operations since inception have not produced significant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. If we create revenues in the future, prior to our introduction of any new products, we will derive all such revenues from the sale of botanical DNA encryption, encapsulation, embedment and authentication products and services, which is an immature industry. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We Have a History Of Losses Which May Continue, and Which May Harm Our Ability to Obtain Financing and Continue Our Operations.

         We incurred net losses of $2.4 million for the year ended September 30, 2006 and $6.7 million for the year ended September 30, 2005. These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and our interest expense on notes and warrants we issued to obtain financing. Our operations are subject to the risks and competition inherent in a company moving from the development stage to a new growth enterprise. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

If We Are Unable to Obtain Additional  Financing Our Business Operations Will be
Harmed  or  Discontinued,   and  If  We  Do  Obtain  Additional   Financing  Our
Shareholders May Suffer Substantial Dilution.

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

         In their report dated January 5, 2007, our independent auditors stated that our financial statements for the year ended September 30, 2006 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our incurring net losses of $92.3 million during the period from September 16, 2002 (date of inception) to September 30, 2006. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible. Our continued net operating losses and our auditors doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

If Our Existing Products and Services are Not Accepted by Potential Customers or We Fail to Introduce New Products and Services, Our Business, Results of Operations and Financial Condition Will be Harmed.

         There has been limited or no market acceptance of our botanical DNA encryption, encapsulation, embedment and authentication products and services to date. Some of the factors that will affect whether we achieve market acceptance of our solutions include:

         o        availability,  quality  and  price  relative   to  competitive
                  solutions;
         o        customers' opinions of the solutions' utility;
         o        ease of use;
         o        consistency with prior practices;
         o        scientists' opinions of the solutions' usefulness;
         o        citation of the solutions in published research; and
         o general trends in anti-counterfeit and security solutions' research.

         The expenses or losses associated with the continued lack of market acceptance of our solutions will harm our business, operating results and financial condition.

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

If We Are Unable to Retain the Services of Drs. Hayward or Liang We May Not Be Able to Continue Our Operations.

         Our success depends to a significant extent upon the continued service Dr. James A. Hayward, our Chief Executive Officer; and Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer. We do not have employment agreements with Drs. Hayward or Liang. Loss of the services of Drs. Hayward or Liang could significantly harm our business, results of operations and financial condition. We do not maintain key-man insurance on the lives of Drs. Hayward or Liang.

The Markets for our SigNature Program are Very Competitive, and We May be Unable to Continue to Compete Effectively in this Industry in the Future.

         The principal markets for our SigNature Program are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Applied Optical Technologies, Authentix, ChemTAG, Collectors Universe Inc., Collotype, Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., Informium AG, Inksure Technologies, L-1 Identity Solutions, Manakoa, SmartWater Technology, SureTrace, Tracetag and Warnex.


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

We Need to Expand Our  Sales,  Marketing  and  Support   Organizations  and  Our
Distribution   Arrangements  to  Increase  Market Acceptance of Our Products and
Services.

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

A Manufacturer's Inability or Willingness to Produce Our Goods on Time and to Our Specifications Could Result in Lost Revenue and Net Losses.

         Though we manufacture prototypes, samples and some of our own products, we currently do not own or operate any significant manufacturing facilities and depend upon independent third parties, and particularly Biowell, for the manufacture of some of our products to our specifications. The inability of a manufacturer to ship orders of such products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our business by resulting in decreased revenues or net losses upon sales of products, if any sales could be made.

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

Failure to Attract and Retain Qualified Scientific, Production and Managerial Personnel Could Harm Our Business.

         Recruiting and retaining qualified scientific and production personnel to perform and manage prototype, sample, and product manufacturing and business development personnel to conduct business development are critical to our success. In addition, our desired growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production, and marketing will require the addition of new management personnel and the development of additional expertise by existing management personnel.
Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining a qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, we may not be able to continue to successfully attract qualified personnel. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would harm our business since our ability to conduct business development and manufacturing will be reduced or eliminated, resulting in lower revenues. We generally do not enter into employment agreements requiring our employees to continue in our employment for any period of time.

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

Potential Product Liability Claims Could Affect Our Earnings and Financial Condition.

         We face a potential risk of liability claims based on our products and services, and we have faced such claims in the past. Though we have product liability insurance coverage which we will believe is adequate, we may not be able to maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure that this insurance, if obtained, will be adequate to protect us against a product liability claim, should one arise. In the event that a product liability claim is successfully brought against us, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

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

We Are Obligated to Pay Liquidated Damages As a Result of Our Failure to Have this Registration Statement Declared Effective Prior to June 15, 2005, and any Payment of Liquidated Damages Will Either Result in Depletion of Our Limited Working Capital or Issuance of Shares of Common Stock Which Would Cause Dilution to Our Existing Shareholders.

         Pursuant to the terms of a registration rights agreement with respect to common stock underlying convertible notes and warrants we issued in private placements in November and December, 2003, December, 2004, and January and February, 2005, if we did not have a registration statement registering the shares underlying these convertible notes and warrants declared effective on or before June 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $367,885, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. To date we have decided to pay certain of these liquidated damages in common stock, although any future payments of liquidated damages may, at our option, be made in cash. If we decide to pay such liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,807,375 shares of common stock in liquidated damages from August, 2005 to January, 2006 to persons who invested in the January and February, 2005 private placements. The issuance of shares upon any payment by us of further liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

         We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements. We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons. Nonetheless, as of September 30, we have accrued $4.0 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

Matter Voluntarily Reported to the Securities and Exchange Commission

         During the months of March, May, July and August 2005, we issued a total of 8,550,000 shares of our common stock to certain employees and consultants pursuant to the 2005 Incentive Stock Plan. We engaged our outside counsel to conduct an investigation of the circumstances surrounding the issuance of these shares. On April 26, 2006, we voluntarily reported the findings from this investigation to the SEC, and agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of our board of directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. The members of the Company's management who effectuated the stock issuances no longer work for the Company. These shares were not registered under the Securities Act of 1933, or the securities laws of any state, and we believe that certain of these shares may have been sold on the open market, though we have been unable to determine the magnitude of such sales. If violations of securities laws occurred in connection with the resale of certain of these shares, the employees and consultants or persons who purchased shares from them may have rights to have their purchase rescinded or other claims against us for violation of securities laws, which could harm our business, results of operations, and financial condition.

Risks Relating to Our Common Stock

There Are a Large Number of Shares Underlying Our Options and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock and Will Cause Immediate and Substantial Dilution to Our Existing Stockholders.

         As of December 29, 2006, we had 121,162,385 shares of common stock issued and outstanding and outstanding options and warrants to purchase 77,929,464 shares of common stock. All of the shares issuable upon exercise of our options and warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

         Companies trading on The Over The Counter Bulletin Board (the "OTC Bulletin Board"), such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 - 2000 (except the quarterly reports for the first two quarters of 1999). We have been current in our reporting requirements for the last five years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

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

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

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

                          APPLIED DNA SCIENCES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet as of September 30, 2006                          F-2

Consolidated  Statements of Losses for the years ended  September 30,
2006 and 2005 and the period  September  16, 2002 (date of inception)
to September 30, 2006                                                        F-3

Consolidated  Statement of Stockholders'  Equity (Deficiency) for the
period  September  16, 2002 (date of inception) to September 30, 2065        F-4

Consolidated  Statements of Cash Flows for the years ended  September
30,  2006  and  2005  and the  period  September  16,  2002  (date of
inception) to September 30, 2006                                            F-19

Notes to Consolidated Financial Statements                                  F-21

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Applied DNA Sciences, Inc.
Stony Brook, New York

         We have audited the accompanying consolidated balance sheet of Applied DNA Sciences, Inc. (a development stage company) as of September 30, 2006 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2006 and the period September 16, 2002 (date of inception) through September 30, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

         We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Applied DNA Sciences, Inc. (a development stage company) at September 30, 2006 and the results of its operations and its cash flows for the each of the two years in the period ended September 30, 2006 and the period September 16, 2002 (date of inception) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note L to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note M, the Company has restated the consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year ended September 30, 2005 and the period September 16, 2002 (date of inception) through September 30, 2005.

                              /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                  Russell Bedford Stefanou Mirchandani LLP

McLean, Virginia
January 5, 2007

                           APPLIED DNA SCIENCES, INC.
                         (A Development stage company)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006


                                     ASSETS

Current assets:
Cash                                                                                              $  1,225,304
Accounts receivable                                                                                      9,631
Advances and other receivables                                                                           8,419
Prepaid expenses                                                                                       106,667
                                                                                                  ------------
Total current assets                                                                                 1,350,021

Property and equipment-net of accumulated depreciation of $20,885  (Note A)                            156,437

Other assets:
Deposits                                                                                                13,822
Capitalized finance costs-net of accumulated amortization of $636,013                                1,049,087

Intangible assets:
Patients, net of accumulated amortization of $18,593 (Note B)                                           15,663
Intellectual property, net of accumulated amortization of $7,339,100 (Note B)                        2,091,800
                                                                                                  ------------
Total Assets                                                                                      $  4,676,830
                                                                                                  ============

              LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note C)                                                 $  5,560,032
Convertible notes payable, net of unamortized discount (Note D)                                      3,761,771
Note payable-Related Party (Note E)                                                                    410,429
                                                                                                  ------------
Total current liabilities                                                                            9,732,232

Debt derivative and warrant liability                                                                4,530,795

Commitments and contingencies (Note K)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 60,000 issued
and outstanding                                                                                              6
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 120,982,385 issued
and outstanding                                                                                        120,982
Additional paid in capital                                                                          82,627,606
Accumulated deficit                                                                                (92,334,791)
                                                                                                  ------------
Total deficiency in stockholders' equity                                                            (9,586,197)

Total liabilities and Deficiency in Stockholders' Equity                                          $  4,676,830
                                                                                                  ============

See the accompanying notes to the consolidated financial statements

                          APPLIED DNA SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF LOSSES

                                                                                                     From September 16, 2002
                                                            For the Year  Ended September 30,           (Date of Inception)
                                                                                     2005           Through September 30, 2006
                                                                                 -------------         --------------------
                                                              2006                (RESTATED)                (RESTATED)
                                                          -------------          -------------         --------------------
Sales                                                     $      18,900          $          -          $             18,900
Cost of sales                                                    15,639                     -                        15,639
                                                          -------------          -------------         --------------------
Gross Profit                                                      3,261                     -                         3,261

Operating expenses:
Selling, general and administrative                           8,530,354             50,714,017                   80,065,959
Research and development                                        153,191                638,873                    1,030,599
Impairment of intangible asset(s)                             5,655,011                     -                     5,655,011
Depreciation and amortization                                 1,370,299                356,266                    1,729,726
                                                          -------------          -------------         --------------------

Total operating expenses                                     15,708,855             51,709,156                   88,481,295
                                                          -------------          -------------         --------------------

NET LOSS FROM OPERATIONS                                    (15,705,594)           (51,709,156)                 (88,478,034)

Net gain in revaluation of debt derivative and warrant
liabilities                                                  16,844,837             16,700,990                   33,545,827


Other income                                                     79,488                  4,957                      110,830
Interest expense                                             (3,828,968)           (32,106,310)                 (37,513,414)
                                                          -------------          -------------         --------------------

Net loss before provision for income taxes                   (2,410,237)           (67,109,519)                 (92,334,791)

Income taxes (benefit)                                                -                      -                            -
                                                          -------------          -------------         --------------------

NET LOSS                                                  $  (2,410,237)         $ (67,109,519)        $        (92,334,791)
                                                          =============          =============         ====================

Net loss per share-basic and fully diluted                $       (0.02)         $       (1.05)
                                                          =============          =============
Weighted average shares outstanding-
    Basic and fully diluted                                 116,911,022             63,917,009
                                                          -------------          -------------

See the accompanying notes to the consolidated financial statements

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Issuance of
common stock
to Founders in
exchange for
services on
September 16,
2002 at $.01
per share           --         --         100,000  $        10  $       990  $      --    $       --    $       --    $      1,000

Net Loss            --         --            --           --           --           --            --         (11,612)      (11,612)

Balance at
September 30,
2002                --    $    --         100,000  $        10  $       990  $      --    $       --    $    (11,612) $    (10,612)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============
Issuance of
common stock
in connection
with merger
with Prohealth
Medical
Technologies,
Inc on October
1, 2002             --         --      10,178,352        1,015         --           --            --            --           1,015

Cancellation of
Common stock in
connection with
merger with
Prohealth
Medical
Technologies,
Inc on October
21, 2002            --         --        (100,000)         (10)      (1,000)        --            --            --          (1,010)

Issuance of
common stock
in exchange for
services in
October 2002 at
$0.65 per share     --         --         602,000           60       39,070         --            --            --          39,130

Issuance of
common stock
in exchange for
subscription in
November and
December 2002
at $0.065 per
share               --         --         876,000           88       56,852         --         (56,940)         --            --

Cancellation of
common stock in
January 2003
previously
issued in
exchange for
consulting
services            --         --        (836,000)         (84)     (54,264)        --          54,340          --              (8)

Issuance of
common stock
in exchange for
licensing
services valued
at $0.065 per
share in
January 2003        --         --       1,500,000          150       97,350         --            --            --          97,500

Issuance of
common stock
in exchange for
consulting
services valued
at $0.13 per
share in
January 2003        --         --         586,250           58       76,155         --            --            --          76,213

Issuance of
common stock
in exchange for
consulting
services at
$0.065 per
share in
February 2003       --         --           9,000            1          584         --            --            --             585

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                         Deficit
                                                                 Additional                             Accumulated
                          Preferred                   Common      Paid in      Common        Stock        During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------

Issuance of
common stock
to Founders in
exchange for
services valued
at $0.0001 per
share in
March 2003          --         --      10,140,000        1,014         --           --            --            --           1,014

Issuance of
common stock
in exchange for
consulting
services valued
at $2.50 per
share in March
2003                --         --          91,060           10      230,624         --            --            --         230,634

Issuance of
common stock
in exchange for
consulting
services valued
at $0.065 per
share in March
2003                --         --           6,000            1          389         --            --            --             390

Common stock
subscribed in
exchange for
cash at $1 per
share in March
2003                --         --            --           --         18,000         --            --            --          18,000

Common stock
issued in
exchange for
consulting
services at
$0.065 per
share on April
1, 2003             --         --         860,000           86       55,814         --            --            --          55,900

Common stock
issued in
exchange for
cash at $1.00
per share on
April 9, 2003       --         --          18,000            2         --           --            --            --               2

Common stock
issued in
exchange for
consulting
services at
$0.065 per
share on April
9, 2003             --         --           9,000            1          584         --            --            --             585

Common stock
issued in
exchange for
consulting
services at
$2.50 per
share on April
23, 2003            --         --           5,000            1       12,499         --            --            --          12,500

Common stock
issued in
exchange for
consulting
services at
$2.50 per
share, on June
12, 2003            --         --          10,000            1       24,999         --            --            --          25,000

Common stock
issued in
exchange for
cash at $1.00
per share on
June 17, 2003       --         --          50,000            5       49,995         --            --            --          50,000

Common stock
subscribed in
exchange for
cash at $2.50
per share
pursuant to
private
placement on
June 27, 2003       --         --            --           --           --         24,000          --            --          24,000

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
retired in
exchange for
note payable at
$0.0118 per
share, in June
30, 2003            --         --      (7,500,000)        (750)         750         --            --            --            --

Common stock
issued in
exchange for
consulting
services at
$0.065 per
share, on June
30, 2003            --         --         270,000           27       17,523         --            --            --          17,550

Common stock
subscribed in
exchange for
cash at $1.00
per share
pursuant to
private
placement on
June 30, 2003       --         --            --           --           --         10,000          --            --          10,000

Common stock
subscribed in
exchange for
cash at $2.50
per share
pursuant to
private
placement on
June 30, 2003       --         --            --           --           --         24,000          --            --          24,000

Common stock
issued in
exchange for
consulting
services at
approximately
$2.01 per
share, July
2003                --         --         213,060           21      428,798         --            --            --         428,819

Common stock
canceled in
July 2003,
previously
issued for
services
rendered at
$2.50 per share     --         --         (24,000)          (2)     (59,998)        --            --            --         (60,000)

Common stock
issued in
exchange for
options
exercised at
$1.00 per
share in July
2003                --         --          20,000            2       19,998         --            --            --          20,000

Common stock
issued in
exchange for
exercised of
options
previously
subscribed at
$1.00 per
share in July
2003                --         --          10,000            1        9,999      (10,000)         --            --            --

Common stock
issued in
exchange for
consulting
services at
approximately
$2.38 per
share, August
2003                --         --         172,500           17      410,915         --            --            --         410,932

Common stock
issued in
exchange for
options
exercised at
$1.00 per
share in August
2003                --         --          29,000            3       28,997         --            --            --          29,000

Common stock
issued in
exchange for
consulting
services at
approximately
$2.42 per
share,
September 2003      --         --         395,260           40      952,957         --            --            --         952,997

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
issued in
exchange for
cash at $2.50
per share-
subscription
payable-
September 2003      --         --          19,200            2       47,998      (48,000)         --            --            --

Common stock
issued in
exchange for
cash at $2.50
per share
pursuant
to private
placement
September 2003      --         --           6,400            1       15,999         --            --            --          16,000

Common stock
issued in
exchange for
options
exercised at
$1.00 per
share in
September 2003      --         --          95,000           10       94,991         --            --            --          95,001

Common stock
subscriptio
receivable
reclassificat
adjustment          --         --            --           --           --           --           2,600          --           2,600

Common Stock
subscribed to
at $2.50 per
share in
September 2003      --         --            --           --           --        300,000          --            --         300,000

Net Loss for
the year ended
September 30,
2003                --         --            --           --           --           --            --      (3,445,164)   (3,445,164)

               ---------  ---------  ------------  -----------  -----------  -----------  ------------  ------------  ------------
Balance at
September 30,
2003                --    $    --      17,811,082  $     1,781  $ 2,577,568  $   300,000  $       --    $ (3,456,776) $   (577,427)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============

Preferred
shares issues
in exchange for
services at
$25.00 per
share,
October 2003      15,000         15          --           --           --           --            --            --              15

Common stock
issued in
exchange for
consulting
services at
approximately
$2.85 per
share, October
2003                --         --         287,439           29      820,389         --            --            --         820,418

Common stock
issued in
exchange  for
cash at $2.50
per share-
subscription
payable-
October 2003        --         --         120,000           12      299,988     (300,000)         --            --            --

Common stock
canceled in
October 2003,
previously
issued for
services
rendered at
$2.50 per
share               --         --        (100,000)         (10)    (249,990)        --            --            --        (250,000)

Common stock
issued in
exchange for
consulting
services at
approximately
$3 per share,
November 2003       --         --         100,000           10      299,990         --            --            --         300,000

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
subscribed
in exchange for
cash at $2.50
per share
pursuant
to private
placement,
November, 2003      --         --         100,000           10      249,990         --            --            --         250,000

Common stock
subscribed
in exchange for
cash at $2.50
per share
pursuant to
private
placement,
December, 2003      --         --           6,400            1       15,999         --            --            --          16,000

Common stock
issued in
exchange for
consulting
services at
approximately
$2.59 per
share, December
2003                --         --       2,125,500          213    5,504,737         --            --            --       5,504,950

Common Stock
subscribed
to at $2.50 per
share in
December 2003       --         --            --           --           --        104,000          --            --         104,000

Beneficial
conversion
feature
relating to
notes payable       --         --            --           --      1,168,474         --            --            --       1,168,474

Beneficial
conversion
feature
relating to
warrants            --         --            --           --        206,526         --            --            --         206,526

Adjust common
stock par value
from $0.0001 to
$0.50 per
share, per
amendment of
articles dated
in December 200     --         --            --     10,223,166  (10,223,166)        --            --            --            --

Common Stock
issued pursuant
to subscription
at $2.50 share
in January 2004     --         --          41,600       20,800       83,200     (104,000)         --            --            --

Common stock
issued in
exchange for
consulting
services at
$2.95 per
share, January
2004                --         --          13,040        6,520       31,948         --            --            --          38,468

Common stock
issued in
exchange for
consulting
services at
$2.60 per
share, January
2004                --         --         123,000       61,500      258,300         --            --            --         319,800

Common stock
issued in
exchange for
consulting
services at
$3.05 per
share, January
2004                --         --           1,000          500        2,550         --            --            --           3,050

Common stock
issued in
exchange for
employee
services at
$3.07 per
share, February
2004                --         --           6,283        3,142       16,147         --            --            --          19,289

Common stock
issued in
exchange for
consulting
services at
$3.04 per
share, March
2004                --         --          44,740       22,370      113,640         --            --            --         136,010

Common Stock
issued for
options
exercised at
$1.00 per share
in March 2004       --         --          55,000       27,500       27,500         --            --            --          55,000

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
issued in
exchange for
employee
services at
$3.00 per
share, March
2004                --         --           5,443        2,722       13,623         --            --            --          16,345

Common stock
issued in
exchange for
employee
services at
$3.15 per
share, March
2004                --         --           5,769        2,885       15,292         --            --            --          18,177

Preferred
shared
converted to
common shares
for consulting
services at
$3.00 per
share, March
2004              (5,000)        (5)      125,000       62,500      312,500         --            --            --         374,995

Common stock
issued in
exchange for
employee
services at
$3.03 per
share, March
2004                --         --           8,806        4,400       22,238         --            --            --          26,638

Common Stock
issued pursuant
to subscription
at $2.50 per
share in
March 2004          --         --          22,500       11,250       (9,000)        --            --            --           2,250

Beneficial
Conversion
Feature
relating to
Notes Payable       --         --         122,362         --           --           --         122,362

Beneficial
Conversion
Feature
relating to
Warrants            --         --            --           --        177,638         --            --            --         177,638

Common stock
issued in
exchange for
consulting
services at
$2.58 per
share,
April 2004          --         --           9,860        4,930       20,511         --            --            --          25,441

Common stock
issued in
exchange for
consulting
services at
$2.35 per
share,
April 2004          --         --          11,712        5,856       21,667         --            --            --          27,523

Common stock
issued in
exchange for
consulting
services at
$1.50 per
share,
April 2004          --         --         367,500      183,750      367,500         --            --            --         551,250

Common stock
returned to
treasury at
$0.065 per
share,
April 2004          --         --         (50,000)     (25,000)      21,750         --            --            --          (3,250)

Preferred
stock converted
to common stock
for consulting
services at
$1.01 per share
in May 2004       (4,000)        (4)      100,000       50,000       51,250         --            --            --         101,246

Common stock
issued per
subscription
May 2004            --         --          10,000        5,000       (4,000)        --          (1,000)         --            --

Common stock
issued in
exchange for
consulting
services at
$0.86 per
share in
May 2004            --         --         137,000       68,500       50,730         --            --            --         119,230

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
issued in
exchange for
consulting
services at
$1.15 per
share in
May 2004            --         --          26,380       13,190       17,147         --            --            --          30,337

Common stock
returned to
treasury at
$0.065 per
share,
June 2004           --         --          (5,000)      (2,500)       2,175         --            --            --            (325)

Common stock
issued in
exchange for
consulting
services at
$0.67 per
share in
June 2004           --         --         270,500      135,250       45,310         --            --            --         180,560

Common stock
issued in
exchange for
consulting
services at
$0.89 per
share in
June 2004           --         --           8,000        4,000        3,120         --            --            --           7,120

Common stock
issued in
exchange for
consulting
services at
$0.65 per
share in
June 2004           --         --          50,000       25,000        7,250         --            --            --          32,250

Common stock
issued pursuant
to private
placement at
$1.00 per share
in June 2004        --         --         250,000      125,000      125,000         --            --            --         250,000

Common stock
issued in
exchange for
consulting
services at
$0.54 per share
in July 2004        --         --         100,000       50,000        4,000         --            --            --          54,000

Common stock
issued in
exchange for
consulting
services at
$0.72 per share
in July 2004        --         --           5,000        2,500        1,100         --            --            --           3,600

Common stock
issued in
exchange for
consulting
services at
$0.47 per share
in July 2004        --         --         100,000       50,000       (2,749)        --            --            --          47,251

Common stock
issued in
exchange for
consulting
services at
$0.39 per share
in August 2004      --         --         100,000       50,000      (11,000)        --            --            --          39,000

Preferred stock
converted to
common stock
for consulting
services at
$0.39 per share
in August 2004    (2,000)        (2)       50,000       25,000       (5,500)        --            --            --          19,498

Common stock
issued in
exchange for
consulting
services at
$0.50 per share
in August 2004      --         --         100,000       50,000          250         --            --            --          50,250

Common stock
issued in
exchange for
consulting
services at
$0.56 per share
in August 2004      --         --         200,000      100,000       12,500         --            --            --         112,500

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
issued in
exchange for
consulting
services at
$0.41 per share
in August 2004      --         --          92,500       46,250       (8,605)        --            --            --          37,645

Common stock
issued in
exchange for
consulting
services at
$0.52 per share
in September
2004                --         --       1,000,000      500,000       17,500         --            --            --         517,500

Common stock
issued in
exchange for
consulting
services at
$0.46 per share
in September
2004                --         --           5,000        2,500         (212)        --            --            --           2,288

Common stock
issued pursuant
to subscription
at $0.50 per
share in
September 2004      --         --          40,000       20,000         --           --            --            --          20,000

Preferred
shares
converted to
common stock
for consulting
services at
$0.41 per share
in September
2004              (4,000)        (4)      100,000       50,000        4,000         --            --            --          53,996

Preferred
shares issued
in exchange for
service at $25
per share in
September 2004    60,000          6          --           --      1,499,994         --            --            --       1,500,000

Fair value of
2,841,000
warrants issued
to non
employees and
consultants for
services
rendered at
approximately
$0.71 per
warrant in
September 200       --         --            --           --      2,019,862         --            --            --       2,019,862

Net Loss            --         --            --           --           --           --            --     (19,358,258)  (19,358,258)
               ---------  ---------  ------------  -----------  -----------  -----------  ------------  ------------  ------------
Balance at
September 30,
2004              60,000  $       6    23,981,054  $11,990,527  $ 6,118,993  $      --    $     (1,000) $(22,815,034) $ (4,706,508)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============

Common stock
issued in
exchange for
consulting
services at
$0.68 per share
in October 2004     --         --         200,000      100,000       36,000         --            --            --         136,000

Common stock
returned to
treasury at
$0.60 per share
in October 2004     --         --      (1,069,600)    (534,800)    (107,297)        --            --            --        (642,097)

Common stock
issued in
exchange for
consulting
services at
$0.60 per share
in October 2004     --         --          82,500       41,250        8,250         --            --            --          49,500

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common Stock
issued pursuant
to subscription
at $0.60 per
share in
October 2004        --         --         500,000      250,000       50,000     (300,000)         --            --            --

Common stock
issued in
exchange for
consulting
services at
$0.50 per share
in October 2004     --         --         532,500      266,250         --           --            --            --         266,250

Common Stock
issued in
exchange for
debt at $0.50
per share in
October 2004        --         --         500,000      250,000         --           --            --            --         250,000

Common Stock
issued pursuant
to subscription
at $0.45 per
share in
October 2004        --         --       1,000,000      500,000      (50,000)    (450,000)         --            --            --

Common stock
issued in
exchange for
consulting
services at
$0.45 per share
in October 2004     --         --         315,000      157,500      (15,750)        --            --            --         141,750

Common Stock
issued in
exchange for
consulting
services at
$0.47 per share
in November
2004                --         --         100,000       50,000       (3,000)        --            --            --          47,000

Common Stock
issued in
exchange for
consulting
services at
$0.80 per share
in November
2004                --         --         300,000      150,000       90,000         --            --            --         240,000

Common Stock
issued in
exchange for
consulting
services at
$1.44 per share
in November 200     --         --         115,000       57,500      108,100         --            --            --         165,600

Common Stock
issued in
exchange for
employee
services at
$1.44 per share
in November
2004                --         --           5,000        2,500        4,700         --            --            --           7,200

Warrants
exercised at
$0.60 per share
in November
2004                --         --          60,000       30,000        6,000       (4,000)         --            --          32,000

Beneficial
Conversion
discount
relating to
Notes Payable       --         --            --           --      1,465,000         --            --            --       1,465,000

Common stock
issued at
$0.016 per
share in
exchange for
note payable in
December 2004       --         --       5,500,000    2,750,000   (2,661,500)        --            --            --          88,500

Common stock
issued in
settlement of
debt at $0.50
per share in
December 2004       --         --       2,930,000    1,465,000         --       (125,000)         --            --       1,340,000

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Fair value of
6,063,500
warrants issued
to non employee
and consultants
for services
rendered at
$0.52 per
warrant in
October and
December 2004       --         --            --           --      3,169,052         --            --            --       3,169,052

Warrants
exercised at
$0.10 per share
in January 2005     --         --          25,000       12,500      (10,000)        --            --            --           2,500

Common Stock
issued in
settlement of
debt at $0.33
per share in
January 2005        --         --       1,628,789      814,395     (276,895)        --            --            --         537,500

Warrants
exercised at
$0.10 per share
in January 2005     --         --          17,500        8,750       (7,000)        --            --            --           1,750

Common Stock
issued in
settlement of
debt at $0.33
per share in
January 2005        --         --       2,399,012    1,199,504     (407,830)        --            --            --         791,674

Common Stock
issued in
exchange fo
consulting
services at
$1.30 per share
in January 2005     --         --         315,636      157,818      252,508         --            --            --         410,326

Fair value of
warrant
liability
reclassed due
to registration
rights granted
in February
2005                --         --            --           --     (3,108,851)        --            --            --      (3,108,851)

Common Stock
issued in
exchange for
consulting
services at
$1.44 per share
in February 200     --         --       5,796,785    2,898,393    5,418,814         --            --            --       8,317,207

Fair value of
55,000 warrants
issued to
consultants for
services at
$1.31 per
warrant in
February 2005       --         --            --           --         72,017         --            --            --          72,017

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common Stock
issued in
settlement of
debt at $0.33
per share in
February 2005       --         --          75,757       37,879      (12,879)        --            --            --          25,000

Warrants
exercised at
$0.10 per share
in February
2005                --         --          20,000       10,000       (8,000)        --            --            --           2,000

Common Stock
issued in
settlement of
debt at $0.33
per share in
February 2005       --         --         606,060      303,030     (103,030)        --            --            --         200,000

Warrants
exercised at
$0.10 per share
in February
2005                --         --          45,000       22,500      (18,000)        --            --            --           4,500

Common Stock
issued in
exchange for
related party
debt at $1.31
per share in
February 2005       --         --       1,500,000      750,000    1,215,000         --            --            --       1,965,000

Common Stock
issued in
settlement of
debt at $0.33
per share in
February 2005       --         --         278,433      139,217      (47,334)        --            --            --          91,883

Common Stock
issued in
exchange for
consulting
services at
$1.17 per share
in February 200     --         --          17,236        8,618       11,548         --            --            --          20,166

Common stock
issued in
exchange for
debt at $0.50
per share in
February 2005       --         --         300,000      150,000         --           --            --            --         150,000

Common Stock
issued in
exchange for
consulting
services at
$0.95 per share
in February
2005                --         --         716,500      358,250      322,425         --            --            --         680,675

Common Stock
issued in
exchange for
consulting
services at
$0.95 per share
in February
2005                --         --          10,500        5,250        4,725         --            --            --           9,975

Common stock
issued in
exchange for
debt at $0.50
per share in
March 2005          --         --      13,202,000    6,601,000         --           --            --            --       6,601,000

Common Stock
issued in
exchange for
consulting
services at
$1.19 per share
in March 2005       --         --         185,000       92,500      127,650         --            --            --         220,150

Options
exercised at
$0.60 per share
in March 2005       --         --         100,000       50,000       10,000         --            --            --          60,000

Common Stock
issued in
exchange for
consulting
services at
$0.98 per share
in March 2005       --         --       1,675,272      837,636      804,131         --            --            --       1,641,767

Common Stock
issued in
exchange for
consulting
services at
$0.92 per share
in March 2005       --         --          24,333       12,167       10,219         --            --            --          22,386

Common Stock
issued in
exchange for
consulting
services at
$0.99 per share
in March 2005       --         --          15,000        7,500        7,350         --            --            --          14,850

Common stock
issued in
exchange for
debt at $0.50
per share in
March 2005          --         --       1,240,000      620,000         --           --            --            --         620,000

Common stock
canceled for
shares issued
in exchange of
debt in
March 2005          --         --        (500,000)    (250,000)        --           --            --            --        (250,000)

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
subscribed
Canceled in
March 2005          --         --            --           --           --        750,000          --            --         750,000

Common Stock
issued in
exchange for
consulting
services at
$0.89 per share
in March 2005       --         --          10,000        5,000        3,900         --            --            --           8,900

Adjust common
stock par value
from $0.50 to
$0.001 per
share, per
amendment of
articles
dated March-05      --         --            --    (32,312,879)  32,312,879         --            --            --            --

Beneficial
Conversion
discount
relating to
Notes Payable
in March 2005       --         --            --           --      7,371,000         --            --            --       7,371,000

Stock options
granted to
employees in
exchange for
services
rendered, at
exercise price
below fair
value of common
stock in March
2005                --         --            --           --        180,000         --            --            --         180,000

Common Stock
issued in
exchange for
consulting
services at
$0.80 per
share in April
2005                --         --         160,000          160      127,840         --            --            --         128,000

Common Stock
issued in
exchange for
consulting
services at
$0.80 per
share in April
2005                --         --          40,000           40       31,960         --            --            --          32,000

Common Stock
issued in
exchange for
consulting
services at
$0.75 per share
in April 2005       --         --         850,000          850      636,650         --            --            --         637,500

Common Stock
issued in
exchange for
consulting
services at
$0.33 per share
in April 2005       --         --         500,000          500      164,500         --            --            --         165,000

Common Stock
canceled during
April 2005,
previously
issued for
services
rendered at
$3.42 per share     --         --         (10,000)         (10)     (34,190)        --            --            --         (34,200)

Common Stock
issued in
settlement of
debt at $0.33
per share in
April 2005          --         --          75,758           77       24,923      (25,000)         --            --            --

Common Stock
issued in
exchange for
consulting
services at
$0.68 per share
in April 2005       --         --          50,000           50       33,950         --            --            --          34,000

Proceeds
received
against
subscription
Payable in June
2005                --         --            --           --           --        118,000          --            --         118,000

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common Stock
canceled in
June 2005,
previously
issued for
services
rendered at
$0.50 per share     --         --         (10,000)         (10)      (4,990)        --            --            --          (5,000)

Cancellation of
previously
granted stock
options granted
to employees
for services
rendered, at
exercise
price below
fair value
of common stock     --         --            --           --       (180,000)        --            --            --        (180,000)

Common Stock
issued in
exchange for
consulting
services at
$0.60 per share
in July 2005        --         --         157,000          157       94,043         --            --            --          94,200

Common Stock
issued in
exchange for
intellectua
property at
$0.67 per share
in July 2005        --         --      36,000,000       36,000   24,084,000         --            --            --      24,120,000

Common Stock
issued in
exchange for
consulting
services at
$0.60 per share
in July 2005        --         --         640,000          640      383,360         --            --            --         384,000

Common Stock
issued in
exchange for
employee
services at
$0.48 per share
in July 2005        --         --       8,000,000        8,000    3,832,000         --            --            --       3,840,000

Common Stock
issued in
exchange for
consulting
services at
$0.94 per share
in July  2005       --         --         121,985          121      168,217         --            --            --         168,338

Common Stock
issued in
exchange for
consulting
services at
$0.48 per share
in August 2005      --         --         250,000          250      119,750         --            --            --         120,000

Common Stock
penalty shares
issued pursuant
to pending SB-2
registration at
$0.62 per share
in September
2005                --         --         814,158          814      501,858         --            --            --         502,672

Common Stock
penalty shares
issued pursuant
to pending SB-2
registration at
$0.70 per share
in September
2005                --         --         391,224          391      273,466         --            --            --         273,857

Common Stock
issued in
exchange for
consulting
services at
$0.94 per share
in September
2005                --         --         185,000          185      173,715         --            --            --         173,900

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common Stock
returned in
September 2005,
previously
issued for
services
rendered at
$0.40 per share     --         --        (740,000)        (740)    (453,232)      56,000         1,000          --        (396,972)

Net Loss            --         --            --           --           --           --            --     (67,109,519)  (67,109,519)
               ---------  ---------  ------------  -----------  -----------  -----------  ------------  ------------  ------------
Balance as of
September
30, 2005          60,000  $       6   112,230,392  $   112,230  $82,320,715  $    20,000  $       --    $(89,924,553) $ (7,471,602)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============

Common stock
issued in
exchange for
services at
$0.50 per share
in October 2005     --         --         400,000          400      199,600         --            --            --         200,000

Common Stock
issued in
exchange for
consulting
services at
$0.75 per share
in October 2005     --         --         100,000          100       74,900         --            --            --          75,000

Common Stock
returned in
October 2005,
previously
issued for
services
rendered at
$0.60 per share     --         --        (350,000)        (350)    (209,650)        --            --            --        (210,000)

Common stock
issued pursuant
to subscription
at $0.50 per
share in
December 2005       --         --          40,000           40       19,960      (20,000)         --            --            --

Common Stock to
investors
pursuant to
registration
rights
agreement at
$0.51 per
share in
December 2005       --         --         505,854          506      257,480         --            --            --         257,986

Common Stock
returned in
January  2006,
previously
issued for
services
rendered at
$0.60 per share     --         --        (250,000)        (250)    (149,750)        --            --            --        (150,000)

Common Stock
issued to
investors
pursuant to
registration
rights
agreement at
$0.32 per share
in January 2006     --         --         806,212          806      257,182         --            --            --         257,988

Common Stock
issued to
investors
pursuant to
registration
rights
agreement at
$0.20 per share
in January 2006     --         --       1,289,927        1,290      256,695         --            --            --         257,985

Fair value of
200,000
warrants issued
to consultants
for services
at $0.22 per
warrant in
January  2006       --         --            --           --         43,098         --            --            --          43,098

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                    FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common Stock
issued in
exchange for
consulting
services at
$0.17 per share
in February
2006                --         --         160,000          160       27,040         --            --            --          27,200

Common Stock
issued in
exchange for
consulting
services at
$0.16 per share
in February
2006                --         --       3,800,000        3,800      604,200         --            --            --         608,000

Common Stock
returned in
March  2006,
previously
issued for
services
rendered at
$0.80 per share     --         --        (150,000)        (150)    (119,850)        --            --            --        (120,000)

Previously
issued
warrants
reclassed to
warrant
liability           --         --            --           --     (1,584,614)        --            --            --      (1,584,614)

Common Stock
issued in
exchange for
consulting
services at
$0.20 per share
in July 2006        --         --       2,400,000        2,400      477,600         --            --            --         480,000

Fair value of
stock options
granted to
employees in
exchange for
services
rendered in
September 2006      --         --            --           --        153,000         --            --            --         153,000

Net loss            --         --            --           --           --           --            --      (2,410,237)   (2,410,237)
               ---------  ---------  ------------  -----------  -----------  -----------  ------------  ------------  ------------
Balance as of
September
30, 2006        60,000    $       6  $120,982,385  $   120,982  $82,627,606  $      --    $       --    $(92,334,791) $ (9,586,197)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============

See accompanying notes to consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                   For the Period
                                                                                                                 September 16, 2002
                                                                                                                (Date of Inception)
                                                                         For the year ended September 30,              through
                                                                                                 2005            September 30, 2006
                                                                                             ------------          --------------
                                                                             2006             (RESTATED)             (RESTATED)
                                                                         -----------         ------------          --------------
Cash flows from operating activities:
Net loss                                                                 $(2,410,237)        $(67,109,519)         $ (92,334,791)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization                                              1,370,299              356,266              1,729,726
Organization expenses                                                              -                    -                 88,500
Impairment of intangible assets                                            5,655,011                    -              5,655,011
Preferred shares issued in exchange for services                                   -                    -              1,500,000
Options and warrants issued in exchange for services rendered              1,622,825            7,358,568             11,001,255
Income attributable to re pricing of warrants and debt derivatives       (16,844,837)         (16,700,991)           (33,545,828)
Financing costs attributable to issuance of warrants                       2,271,000           23,148,214             25,419,214
Amortization of beneficial conversion feature-convertible notes                    -            8,836,000             10,461,000
Amortization of capitalized financing costs                                  636,013                    -                636,013
Amortization of debt discount attributable to convertible debentures         731,490                    -                731,490
Debt in exchange for common stock at fair market price                             -            1,365,000              1,365,000
Common stock issued in exchange for services rendered                      1,390,200           18,176,641             31,964,573
Common stock exchanged for intellectual property in connection with
costs of acquiring intangible assets                                               -           14,689,100             14,689,100
Common stock issued in connection with penalties pursuant to
registration                                                                 773,958              776,529              1,550,487
Common stock canceled-previously issued for services rendered               (480,000)            (578,270)            (1,343,845)
Change in assets and liabilities:
Increase in accounts receivable                                               (5,621)             (12,429)               (18,050)
Increase in prepaid expenses and deposits                                   (106,667)               9,297               (120,929)
Decrease in other assets                                                         440                    -                (13,450)
Decrease in due related parties                                                    -             (111,943)                40,753
Increase (decrease) in accounts payable and accrued liabilities            2,512,312              657,589              4,925,610
                                                                         -----------         ------------          --------------
Net cash used in operating activities                                     (2,883,815)          (9,139,948)           (15,619,161)

Cash flows from investing activities:
Payments for patent filing                                                         -               (4,347)               (25,698)
Acquisition (disposal) of property and equipment, net                       (164,571)              16,757               (177,321)
                                                                         -----------         ------------          --------------
Net cash provided by (used in) investing activities                         (164,571)              12,410               (203,019)

See the accompanying notes to the consolidated financial statements

                          APPLIED DNA SCIENCES, INC
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                 For the Period
                                                                                                               September 16, 2002
                                                                                                              (Date of Inception)
                                                                For the year ended September 30,                    through
                                                                                          2005                September 30, 2006
                                                                                     ------------               ---------------
                                                                  2006                (RESTATED)                   (RESTATED)
                                                              -----------            ------------               ---------------
Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                         -                       -                       432,000
Proceeds from issuance of convertible notes                     4,242,500               9,079,000                    13,446,500
Proceeds from sale of options                                           -                 102,750                       343,750
Repayment of debt                                                       -                 (24,854)                      (24,854)
Proceeds from loans                                                     -                       -                     2,750,000
Advances from shareholders                                              -                       -                       100,088
                                                              -----------            ------------               ---------------
Net cash provided by financing activities                       4,242,500               9,156,896                    17,047,484


Net increase in cash and cash equivalents                       1,194,114                  29,358                     1,225,304
Cash and cash equivalents at beginning of period                   31,190                   1,832                             -
                                                              -----------            ------------               ---------------
Cash and cash equivalents at end of period                    $ 1,225,304            $     31,190               $     1,225,304
                                                              ===========            ============               ===============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                    -                       -                             -
Cash paid during period for taxes                                       -                       -                             -

Non-cash transactions:
Common stock issued for services                                1,390,200              18,176,641                    31,964,573
Common stock issued in exchange for intellectual property               -               9,430,900
Common stock issued in exchange for previously incurred debt            -               3,109,533                     2,313,500
Common stock canceled-previously issued for services rendered    (480,000)               (578,270)                   (1,343,845)
Common stock issued for ESOP shares                                                     3,960,000
Common stock penalty shares issued pursuant to Pending SB-2
registration                                                                              776,529
Amortization of beneficial conversion feature                                           8,836,000                    10,461,000
Preferred shares in exchange for service at $25 per share in
September 2004                                                          -                       -                     1,500,000
Fair value of options and warrants issued to consultants for
services                                                         1,622,825              7,358,568                    10,848,255

Acquisition:
Common stock retained                                                   -                   1,015                         1,015
Assets acquired                                                         -                    (135)                         (135)
                                                              -----------            ------------               ---------------
Total consideration paid                                                -                     880                           880
                                                              -----------            ------------               ---------------

Organizational expenses-note issued in exchange for shares retired                                                       88,500
Common stock issued in exchange for note payable                                                                         88,500

See the accompanying notes to the consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2006, the Company has accumulated losses of $92,334,791.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Applied DNA Operations Management, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At September 30, 2006 property and equipment consist of:

                                                           2006
                                                       ----------
              Computer equipment                          $20,065
              Lab equipment                                51,273
              Furniture                                   105,984
                                                         --------
                                                          177,322

              Accumulated Depreciation                   (20,885)
                                                         --------
              Net                                        $156,437

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

During the year ended September 30, 2006, the Company management performed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates (See Note B).

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Fully diluted shares outstanding were 199,930,486 and 112,230,392 for the years ended September 30, 2006 and 2005, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based 3employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2006 and for the subsequent periods. The Company issued employee unvested employee options as stock-based compensation during the year ended September 30, 2006 and therefore has no unrecognized stock compensation related liabilities ended September 30, 2006. On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of the grant. Prior to January 1, 2006 we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the year ended September 30, 2006; the Company granted employee stock options vesting from the date of service.. The fair value of $153,000 was recorded as a charge to operations.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for year ended September 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                                                               For the Period
                                                                                September, 16
                                                                                2002 (Date of

                                                               For The Year       Inception
                                                               ended Sept 30       through

                                                                   2005         Sept 30,2005
                                                                (RESTATED)       (RESTATED)
                                            ----------------  ---------------- ----------------
Net loss - as reported                                        $  (67,109,519)  $  (92,334,791)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method ( APB No. 25)                                      -                -

Deduct: Total stock based employee
compensation expense as reported under
fair value method ( APB No. 123)                                  (1,406,350)      (1,406,350)
                                            ----------------  ---------------- ----------------
Net loss - Pro Forma                                          $  (68,515,869)  $  (93,741,141)
                                            ================  ================ ================
Net loss attributable to common
stockholders - Pro Forma                                      $  (68,515,869)  $  (93,741,141)
                                            ================  ================ ================

Basic (and assuming dilution) loss
per share - as reported                                       $        (1.05)
                                            ================  ================ ================
Basic (and assuming dilution) loss
per share - Pro Forma                                         $        (1.08)
                                            ================  ================ ================

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $92,334,791 during the period September 16, 2002 (date of inception) through September 30, 2006. The Company's current liabilities exceeded its current assets by $8,382,211 as of September 30, 2006.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews trade receivables in determining its allowance for doubtful accruals. The allowance for doubtful accruals at September 30, 2006 was $0.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $153,191, $638,873 and $1,030,599 for the years ended September 30, 2006, September 30, 2005 and from September 16, 2002 (date of inception) through September 30, 2006, respectively. On July 12, 2005, the Company exchanged 36 million shares of stock with a value of $24,120,000 for intellectual property acquired from Biowell Technology, Inc.(see Note B). The Company capitalized $9,430,900 as an intangible asset and expensed $14,689,100 to acquisition costs in the year ended September 30, 2005.

Advertising

The Company follows the policy of changing the cost of advertising to expenses as accrued. For the years ended September 30, 2005 and 2005, advertising costs were not material to the statement of losses.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Intangible Assets

The Company amortized its intangible assets using the straight-line method over their estimated period of benefit. The estimated useful life for patents is five years while intellectual property uses a seven year useful life. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate
that  impairment   exists.   All  of  our  intangible   assets  are  subject  to
amortization.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the "Serial Notes") entered into in 2006 (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company recorded the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital in the year ended September 30, 2006 totaled $730,111. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 111 to 112%; and risk free interest rate of 4.96 to 5.15% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note F).

In June 2005, the Financial  Accounting  Standards  Board  Emerging  Issues Task
Force issued EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Under EITF 05-04, liquidated damages clauses may qualify as freestanding financial instruments for treatment as a derivative liability. Furthermore, EITF 05-04 addresses the question of whether a registration rights agreement should be combined as a unit with the underlying financial instruments and be evaluated as a single instrument. EITF 05-04 doesn't reach a consensus on this question and allows for treatment as a combined unit (Views A and B) as well as separate freestanding financial instruments (View C). On September 15, 2005, the FASB staff postponed further discussion of EITF 05-04. As of September 30, 2006, the FASB has still not rescheduled EITF 05-04 for discussion.

In connection with the issuance of the convertible notes and related warrants (see Note D), we granted liquidated damages pursuant to a separate registration rights agreement. The Company adopted View C of EITF 05-04. Accordingly, the liquidated damages pursuant to this registration rights agreement were evaluated as a stand alone financial instrument. This treatment did not have a significant different effect than if the Company would have adopted View A or B, because the warrants were classified as derivative liabilities. The Company believes that should the FASB staff reach a consensus on EITF 05-04 and select combined treatment (View A or B), the warrants will have to be evaluated as a combined unit with the liquidated damages pursuant to the registration rights agreement, and accordingly, be evaluated as derivative liabilities. The Company does not believe that its measurement of the derivative liabilities under View A or View B would significantly differ from its measurement of the derivative liabilities under View C in these circumstances.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. "Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140," or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). "Accounting for uncertainty in Income Taxes". FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies". FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically test its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

Biowell Technology, Inc.

On July 12, 2005, the Company  acquired  certain  intellectual  properties  from
Bowell Technology, Inc. ("Biowell") through an Asset Purchase Agreement ("Agreement") in exchange for 36 million shares of the Company's restricted common  stock  having  an  aggregate  fair  value  at the  date of  issuance  of
$24,120,000. The intangible assets acquired consist of proprietary DNA anti-counterfeit trade secrets created by Biowell that are intended to protect intellectual property from counterfeiting, fraud, piracy, product diversion and unauthorized intrusion.

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
                                                          ===========

In Process Research & Development

The Company concluded as of the date of acquisition, the acquired intangible assets, consisting of developed core and product technologies had reached full development and that it was not the intention of the Company's management to utilize the assets in specific research and development activities as defined in SFAS No. 2 Accounting for Research & Development Costs, As a result, the Company determined there was no in-process research and development ("IPR& D") projects in place related to the technology acquired, nor any future research and development activities planned. Accordingly, there is no charge to operations during the year ended September 30, 2005 for IPR&D in connection with the acquisition of the assets.

Transaction costs

The amount of the purchase price that could not be allocated to acquired identifiable intangible assets or IPR & D was $14,689,100 and was charged to operations as a cost of the transaction during the year ended September 30, 2005.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE B - ACQUISITION OF INTANGIBLE ASSETS (continued)

The identifiable intangible assets acquired and their carrying value at September 30, 2006 is:

Trade secrets and developed technologies
(Weighted average life of 7 years)
                                                     $ 9,430,900

Patents (Weighted average life of 5 years
                                                          34,257

Total Amortized identifiable intangible

assets-Gross carrying value:                         $ 9,465,157
Less:
Accumulated Amortization                              (1,702,683)
Impairment (See below)                                (5,655,011)
                                                     -----------
Net:                                                 $ 2,107,463
Residual value:                                      $         0

During the year ended September 30, 2006, the Company management performed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

Total amortization expense charged to operations for the year ended September 30, 2006 and 2005 were $1,354,101 and $346,825 respectively.

Estimated amortization expense as of September 30, 2006 is as follows:

         2007                       $    370,643
         2008                            370,643
         2009                            365,753
         2010                            363,792
         2011 and after                  636,632
                                    ------------
         Total                      $  2,107,463
                                    ============

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2006 are as follows:

         Accounts payable                                        $   334,675
         Accrued consulting fees                                      30,000
         Accrued payable taxes                                             -
         Accrued interest payable                                    221,390
         Other accrued expenses                                    4,973,967
                                                                 -----------
             Total                                               $ 5,560,032
                                                                 ===========

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of September 30, 2006 are as follows:

                                                              September 30, 2006
                                                              ------------------
   10% Secured Convertible Notes Payable dated March 8, 2006,
   net of unamortized debt discount of $537,010 (see below)         $   962,990

   10% Secured  Convertible  Notes Payable dated May 2, 2006,
   net of unamortized debt discount of $303,958 (see below)             696,042

   10% Secured Convertible Notes Payable dated June 15, 2006,
   net of unamortized debt discount of $847,261 (see below)           2,102,739
   Subtotal                                                           3,761,771

   Less, current                                                    $(3,761,771)
                                                                   ------------
   Convertible notes payable -long-term                                      --
                                                                   ============

   10% Secured Convertible Promissory Notes dated March 8, 2006

On March 8, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,500,000 (the "Serial Notes") and warrants to purchase 3,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on September 7, 2007 and are convertible into the Company's common stock, at the holder's option, at fifty cents ($0.50) per share during the period from the date of issuance (March 8, 2006) through March 7, 2007. Should the holder of the Serial Note elect not to convert to the Company's common stock on or before March 7, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company's common stock at an amount equal to 80% of the average bid price of the Company's common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of September 7, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company's pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Serial Notes, in an amount equal to 2% of the unpaid principal balance per month if the above deadlines are not met. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company recorded the fair value of the derivatives ($346,500) and warrants ($ 512,100) to debt discount, aggregating $858,600, which will be amortized to interest expense over the term of the Notes. Amortization of $321,590 was recorded for the year ended September 30, 2006.

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

The Company recorded the fair value of the derivatives ($82,358) and warrants ($373,600) to debt discount, aggregating $455,958, which will be amortized to interest expense over the term of the Notes. Amortization of $152,000 was recorded for the year ended September 30, 2006.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company recorded the fair value of the derivatives ($175,321) and warrants ($929,840) to debt discount, aggregating $1,105,161, which will be amortized to interest expense over the term of the Notes. Amortization of $257,900 was recorded for the year ended September 30, 2006.

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

$ 1,675,000 Convertible Notes

Convertible notes payable ("Bridge Unit Offering") in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9 month anniversary date of the initial closing of the offering or the completion of any equity financing of $3,000,000 or more; the Company, at its sole discretion may prepay principal at any time without penalty. The Bridge Unit Offering Notes unpaid principal along with accrued and unpaid interest were converted to an aggregate of 4,988,051 shares of the Company's common shares at a price equal to approximately $0.33 per share during the quarter ended March 31, 2005.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

$ 1,465,000 Convertible Notes

Beginning in December, 2004, the Company sold a 10% convertible debenture in the aggregate amount of $ 1,465,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees.

The Convertible Note's terms called for the debt to automatically convert at $0.50 per share upon the filing a of a registration statement with the Securities and Exchange Commission.

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 2,930,000 shares of the Company's common stock in February 2005.

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 2,930,000 common shares of the Company's common stock at the price of $0.75 per share. These warrants were issued in February, 2005 and lapse if unexercised by February, 2010. A registration rights agreement was executed in December 2004 and consummated in February, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The registration rights agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $ 51,275 per month, may be paid, at the Company's option, in cash or unregistered shares of the Company's common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an embedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,465,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in February 2005, the debt discount attributed to the beneficial conversion feature of $ 1,465,000 was charged to interest expense in its entirety during the year ended September 30, 2005.

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

105,464 warrants entitling the holder to purchase 105,464 shares of the Company's common stock at the price of $0.10 per share. These warrants were issued in July, 2004 and lapse if unexercised by July, 2009.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

1,602,500 warrants entitling the holder to purchase 1,602,500 shares of the Company's common stock at the price of $0.60 per share. These warrants were issued in October, 2003 and lapse if unexercised by October, 2008.

As a result, the Company is required to classify the warrants as derivative liabilities and mark then to market at each reporting date. The fair value of the warrants that were subject to registration reclassified as liabilities from additional paid in capital at February 2005 totaled $3,108,851. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions:
(1) dividend yield of 0%; (2) expected volatility of 148.66%, (3) risk-free interest rate of 3.21%, and (4) expected life of 3 years.

$ 7,371,000 Convertible Notes

In January and February, 2005, the Company sold a 10% convertible debenture in the aggregate amount of $7,371,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees.

The Convertible Note's terms called for the debt to automatically convert at $0.50 per share upon the filing of a registration statement with the Securities and Exchange Commission.

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 14,742,000 shares of the Company's common stock.

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 14,742,000 common shares of the Company's common stock at the price of $0.75 per share. These warrants lapse if unexercised by February, 2010. A registration rights agreement was executed and consummated in January, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The registration rights agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $ 257,985 per month, may be paid, at the Company's option, in cash or unregistered shares of the Company's common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an embedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $ 7,731,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in February 2005, the debt discount attributed to the beneficial conversion feature of $ 7,371,000 was charged to interest expense in its entirety during the year ended September 30, 2005.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE D - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

Revaluation of Warrant Liability

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants issued subject to registration rights as of September 30, 2006 using the Black-Scholes option pricing model (see Note G). Assumptions were as follows: risk free rate- 4.57 to 4.90%, a volatility of 127.02% and a deemed fair value of common stock of $0.10, which was the closing price of the Company's common stock on September 30, 2006. The difference of $16,844,837 between the fair value of the warrants as of September 30, 2006 and the previous valuation as of September 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

NOTE E - RELATED PARTY TRANSACTIONS

At September 30, 2006, notes payable are as follows:

Note payable, unsecured, related party, payable from August 1, 2005,                    $     410,429
right to convert to restricted stock in lieu of cash, rate of interest
2%, 160,000 shares prior to October 31, 2005 or 180,000 shares after
that date.  Since September 2005, the Company has made no payments and                 --------------
is now in default. (See Note N)

Less: current portion                                                                        (410,429)
                                                                                      ---------------

Note payable - long-term                                                                $          -

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

On July 15, 2005, the Company entered into a consulting agreement with Timpix International Limited ("Timpix") for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company. The consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, the Company is obligated to pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by us, the monthly consulting fee shall be reduced accordingly. The Company has negotiated an agreement to restructure the Consulting Agreement, whereby, fees owed to Timpix from July 2005 through September 2006 will be waived. (See Note
N)

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE E - RELATED PARTY TRANSACTIONS (continued)

In July 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license the Company's products in selected Asian countries. The exclusive license for such selected territories is for an initial period of until December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies developed by the Company and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Cumulative royalties earned from the period July 2005 through September 30, 2006 totaled $36,851 and is included in other income. Net amounts owed to the Company by Biowell in connection with the royalty agreement as of September 30, 2006 are $ 8,419.

On March 29, 2006, and April 13, 2006, the Company borrowed $200,000 in the aggregate, at a rate of 7.5% per annum, from BioCogent, Ltd., ("BioCogent"), an entity controlled by the Company's President and Chief Executive Officer. These loans were due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale by the Company of its securities for gross proceeds of at least $250,000. These loans were paid in full as of September 30, 2006.

The Company's current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. There were no advances due at September 30, 2006. $-0-.

During the year ended September 30, 2006, $18,900 of the Company's sales of products , or 100% of total sales, were made to Dr. Suwelack Skin & Health Care AG ("Dr. Suwelack"), a German corporation. James A. Hayward, a director and Chief Executive Officer of the Company, is Dr. Suwelack's President and serves on its board of directors. As of September 30, 2006, amounts owed to the Company by Dr. Suwelack are $9,630, which amount is included in accounts receivable.


NOTE F - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. The Company is authorized to issue 250,000,000 shares of common stock, with a $0.001 par value per share as the result of a shareholder meeting conducted on February 14, 2005. Prior to the February 14, 2005 share increase and par value change, the Company had 100,000,000 authorized shares with a par value of $0.50. In February 2005, the Company passed a resolution authorizing change in the par value per common shares from $0.50 per share to $0.001 per share.

The preferred stock is convertible at the option of the holder into common stock at the rate of twenty-five (25) shares of common for every one share of preferred at the option of the holder.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE F - CAPITAL STOCK (continued)

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

In January 2003, the Company issued 1,500,000 shares of common stock in exchange for a licensing agreement (see Note I). The Company valued the shares issued at approximately $0.065 per share, which represents the fair value of the license received which did not differ materially from the value of the stock issued. The Company charged the cost of the license to operations.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE F - CAPITAL STOCK (continued)

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

Preferred and Common Stock Transactions During the Year Ended September 30, 2005

During the fiscal year ended September 30, 2005, the Company issued 11,040,647 shares of common stock, net of cancellation of 2,329,600 shares, in exchange for consulting and employee services. The Company valued the shares issued at $13,008,371, net of cancellation of $1,328,269, which represents the fair value of the services received which did not differ materially from the value of the stock issued

During the fiscal year ended September 30, 2005, the Company issued 1,500,000 shares of common stock for shares previously subscribed at approximately $0.54 per share.

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

In February 2005, the Company in exchange for a related party note in the outstanding principal amount of $600,000 and as settlement for certain claims related thereto issued 1,500,000 shares of common stock using a price of $1.31 per share. (See note E)

In July 2005, the Company issued 36 million shares in exchange for intellectual property at approximately $0.67 per share for a total of $24,120,000. The value of the acquired intangible assets was established at $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction. (See Note B)

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE F - CAPITAL STOCK (continued)

In July 2005, the Company issued 8,550,000 shares of its common stock without restriction to employees in exchange for services rendered. The Company valued the shares issued at approximately $0.48 per share for a total of $3,840,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued. The Company is investigating the circumstances surrounding the issuance of the shares and the possible subsequent resale of certain of the shares on the open market and the possibility of violations of securities laws (see Note H).

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

Preferred and Common Stock Transactions During the Year Ended September 30, 2006

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

In October 2005, the Company issued 400,000 shares of common stock for services rendered at $0.50 per share for a total of $200,000 which represents the fair value of the services received which did not differ materially from value of the stock issued.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE F - CAPITAL STOCK (continued)

In February 2006, the Company issued 160,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.17 per share for a total of $27,200, which represents the fair value of the services received which did not differ materially from the value of the stock issued

In February 2006, the Company issued 3,800,000 shares of common stock in exchange for consulting services. The Company valued the shares issued at approximately $0.16 per share for a total of $608,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued

In March 2006, the Company cancelled 150,000 shares previously issued for services valued at $120,000.

In July 2006, the Company issued 2,400,000 shares of common stock in exchange for consulting services. The Company valued the shares at $0.20 per share for a total of $480,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The Company issued options and warrants during the years ended September 30, 2006 and 2005 for consulting and employee services, fees in connection with obtaining financing and various other services. The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

                                                                                                    Warrants
                                      Warrants Outstanding                                         Exercisable
                                        Weighted Average          Weighed                           Weighted
                     Number          Remaining Contractual        Average       Number               Average
Exercise                                                         Exercise                           Exercise
Prices            Outstanding             Life (Years)             Price        Exercisable           Price
-------------    ---------------    -------------------------    -----------    --------------    --------------
    0.09             18,900,000               4.92               $     0.09        18,900,000     $        0.09
   $0.10                105,464               2.76               $     0.10           105,464     $        0.10
   $0.20                  5,000               2.88               $     0.20             5,000     $        0.20
   $0.50             16,450,000               3.77               $     0.50         8,550,000     $        0.50
   $0.55              9,000,000               2.47               $     0.55         9,000,000     $        0.55
   $0.60              9,132,000               3.38               $     0.60         9,132,000     $        0.60
   $0.70                950,000               1.59               $     0.70           950,000     $        0.70
   $0.75             17,727,000               3.75               $     0.75        17,727,000     $        0.75
   $1.00                100,000               0.79               $     1.00           100,000     $        1.00
                     ----------                                                    ----------
                     72,369,464                                                    64,469,464

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

                                                         Weighted Average Price
                                  Number of Shares             Per Share

Balance, September 30, 2004               4,870,253         $       0.63
                                  ------------------      ---------------
Granted                                  32,873,000                 0.71
Exercised                                  (142,500)                0.34
Canceled or expired                        (731,289)                0.65
                                  ------------------      ---------------
Balance,  September 30, 2005             36,869,464         $       0.67
                                  ------------------      ---------------
Granted                                  35,250,000                 0.29
Exercised                                         -                    -
Canceled or expired                               -                    -
                                  ------------------      ---------------
Balance, September 30, 2006              72,119,464         $       0.48
                                  ------------------      ---------------

In July 2005, the Company consummated an agreement with Trilogy Capital Partners, Inc. and Joff Pollon ("Trilogy" and "Pollon") to provide marketing services to the Company for a term of one year, and terminable thereafter by either party upon 30 days prior written notice. In connection with the agreement, the Company agreed to pay Trilogy a monthly fee of $12,500. The Company also issued to Trilogy and Pollon warrants to purchase an aggregate of 9,000,000 shares of common stock at $0.55 per share, exercisable for a period of three years from issuance. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability of $4,117,500 and charged to operations as consulting fees. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions:
(1) dividend yield of 0%; (2) expected volatility of 155.03%, (3) risk-free interest rate of 3.82%, and (4) expected life of 3 years.

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants as of September 30, 2006 using the Black-Scholes option pricing model. The difference between the fair value of the warrants as of September 30, 2006 and the previous valuation as of July, 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements (see Note H)

In the year ended September 30, 2006, the Company granted 5,500,000 warrants to holders of the Company's $550,000 notes payable with a $0.50 exercise price and a five year life. For the first 36 months, the warrants include anti-dilution protection assuming no adjustment in the exercise price per share of common stock upon any reverse split of the Company's common stock.

In the year ended September 30, 2006, the Company granted 200,000 warrants as settlement to bridge financing with a $0.70 exercise price and a three year life.

In the year ended September 30, 2006, the Company granted 10,900,000 warrants to holders of the Company's convertible notes (See Note D). The warrants have an exercise price of $0.50 per with a five year life. Under certain conditions, as described in Note D, the Company as the option to redeem these warrants.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

During the year ended September 30, 2006, the Company granted 18,900,000 warrants to directors and advisors in exchange for services.. The estimated fair value of the compensatory warrants granted to the non-employees in exchange for services was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.68%, a dividend yield of 0% and volatility of 123%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $1,426,725 for the year ended September 30, 2006.

The aggregate amounts of the expense charged to operations for compensatory warrants granted in exchange for services and financing expenses was $1,426,725 and $7,358,569, respectively, for the years ended September 30, 2006 and 2005.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

             Options Outstanding                             Options Exercisable
                                    Weighted
                                    Average          Weighted                      Weighted
                                   Remaining          Average                       Average
       Exercise       Number      Contractual        Exercise       Number         Exercise
        Prices      Outstanding   Life (Years)         Price     Exercisable         Price
       $   0.68      3,660,000          4.75         $   0.68     2,745,000        $   0.68
           0.09      2,000,000          4.91             0.09             -            0.09
                     ---------                                  ------------
                     5,660,000                                    2,745,000            0.47

Transactions involving stock options issued to employees are summarized as follows:

                                       Number of       Weighted Average Exercise
                                        Shares                 Price Per Share

Outstanding at October 1, 2004                  -            $           -
      Granted                           3,660,000                     0.68
      Exercised                                 -                        -
      Cancelled or expired                      -                        -
                                       -----------           --------------
Outstanding at September 30, 2005       3,660,000            $        0.68
      Granted                           2,000,000                     0.09
      Exercised                                 -                        -
      Canceled or expired                       -                        -
                                      ------------           --------------
Outstanding at September 30, 2006       5,660,000            $        0.47

Effective January, 2006, the Company adopted SFAS 123R and recognized compensation expense in its financial statements in fiscal 2006. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation costs were recognized upon issuance or exercise of stock options for fiscal 2005.

SFAS No. 123, "Accounting for Stock-Based Compensation," required the disclosure of the estimated fair value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.

The weighted-average fair value of stock options granted to employees during the year ended September 30, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

                                                                       2006
       Significant assumptions (weighted-average):
           Risk-free interest rate at  grant date                          4.68%
           Expected stock price volatility                                  123%
           Expected dividend payout                                           -
           Expected option life (in years)                                    5

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $ 68,515,869 and $1.08, respectively, for the year ended September 30, 2005.

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

In September 2006, the Company granted an aggregate of 2,000,000 stock options to employees vesting based on future service. The exercise price of the stock options granted was at the fair value of the Company's common stock at the grant date and expires five years from date of issuance.

At September 30, 2006, the exercise price of the 5,660,000 options was higher than the closing price of the Company's common stock on the NASD Over the Counter Bulletin Board (the "OTC BB") on September 30, 2006.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company's common stock on the applicable date ("Measurement Value") and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price.

Information pertaining to the intrinsic value of options outstanding and exercisable at September 30, 2006 and 2005 is provided below:

                                   2006           2005

                               ------------   ------------
  Intrinsic value of options
  Outstanding                  $          -   $          -
  Exercisable                  $          -   $          -

Information pertaining to the intrinsic value of options exercised and the fair value of options which became vested in each of the years ended September 30, 2006 and 2005 is provided below:

                                               2006           2005

                                           ------------   ------------
  Intrinsic value of options exercised     $          -   $          -
  Fair value of options vested             $    153,000   $  1,406,350

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE H - DEBT DERIVATIVE AND WARRANT LIABILITY

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company accounted for identified embedded derivatives (See Note A) and warrants to purchase its common stock that provide for the payment of liquidated damages if the stipulated registration deadlines were not met as liabilities.

As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of
4.57 to 4.90%, and a volatility of 127.02%. The determined value of both the warrants and the underlying embedded derivatives as of September 30, 2006 was $4,530,795. The net change in the fair value of the derivative and warrant liability values from September 30, 2005 has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

NOTE I - INCOME TAXES

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE I - INCOME TAXES (continued)

At September 30, 2006, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $90,000,000, expiring in the year 2026, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2006 are as follows:

Non current:

Net operating loss carryforward                    $32,172,000
                                                  -------------
Valuation allowance                                (32,172,000)
                                                  -------------
Net deferred tax asset                            $        --
                                                  -------------

NOTE J-LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                For the Year Ended                For the Year Ended
                                                September 30, 2006                September 30, 2005
                                            ----------------------------      --------------------------
Loss available for common shareholders      $               (2,410,237)       $             (67,109,519)
                                            ---------------------------       --------------------------
Basic and fully diluted loss per share      $                    (0.02)       $                   (1.05)
                                            ---------------------------       --------------------------
Weighted average common shares outstanding                  116,911,022                       63,917,009

Net loss per share is based upon the weighted average of shares of common stock outstanding

NOTE K- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by significant former shareholder, expiring in November 2007. In November 2005, the Company vacated the Los Angeles facility to relocate to the new Stony Brook New York address (see Note K). Total lease rental expenses for the years ended on September 30, 2006 and 2005, was $50,812 and $138,661, respectively.

Commitments for minimum rentals under non-cancelable lease at September 30, 2006 are as follows:

Year ended September 30, 2007          $       50,000
2008                                            4,167
                                       ---------------
                                       $       54,167

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE K- COMMITMENTS AND CONTINGENCIES (continued)

On July 15, 2005, we entered into a consulting agreement with Timpix for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with us. Such consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, we shall pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by us, the monthly consulting fee shall be reduced accordingly. The Company has negotiated an agreement to restructure the Consulting Agreement, whereby, fees owed to Timpix from July 2005 through September 2006 will be waived. (See Note N).

Litigation

On or about November 24, 2004, Oceanic Consulting, S.A. filed a complaint against the Company in the Superior Court of the State of New York. The Complaint alleges a breach of contract. The Company and the Plaintiff settled the dispute and the Company recorded the settlement amount as of September 30, 2006.

On or about January 10, 2005, Stern & Co. filed a complaint against the Company in the United States District Court for the Southern District of New York. The Complaint alleges a breach of contract. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute and the Company recorded the settlement amount as of September 30, 2006.

On April 29, 2005, Crystal Research Associates, LLC obtained a default judgment against us for $13,000 in the Superior Court of New Jersey, Middlesex County. The Company settled this matter in May 2006.

On or about January 12, 2006, James Paul Brown, a former consultant to the Company filed a complaint against the Company in the Superior Court of the State of California. The Complaint alleges a breach of contract. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute and the Company recorded the settlement amount as of September 30, 2006.

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

On or about April 4, 2006, the Company filed a complaint against Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona (former Company employees and officers), and Angela Wiggins ( a former consultant to the Company) in the United States District Court for the Central District of California. The Company has asked the court to make a judicial determination that an agreement, which the Company did not authorize and which is the basis of previously disclosed litigation against the Company by Paul Reep, a former employee of the Company, and a new action filed by former employees of the Company as set forth in the subsequent paragraph, is invalid and unenforceable. This matter is in its early stages.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE K- COMMITMENTS AND CONTINGENCIES (continued)

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

Registration of Company's Shares of Common Stock

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Notes D and H). In connection with the $ 1,465,000 and $ 7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively, the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005 (see Note C). Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. During the year ended September 30, 2006, the Company has paid and charged to operations penalties of $773,958 in the form of unregistered shares of its common stock to the former note holders, and has accrued and charged to operations an additional $4,025,356 representing unpaid penalties as of September 30, 2006

Matters Voluntarily Reported to the SEC and Securities Act Violations

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE K- COMMITMENTS AND CONTINGENCIES (continued)

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period September 16, 2002 through September 30, 2006, the Company incurred a loss of $92,334,791. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing

NOTE M - RESTATEMENT

The Company has restated its financial statements for the year ended September 30, 2005 and the period from September 16, 2002 (date of inception) through September 30, 2005 by filing an amended Form 10-KSB for the fiscal year ended September 30, 2005 to correct the following errors in the financial statements previously filed:

The Company did not recognize and record as a current period expense, warrants issued to consultants and non-employees having a fair value of $7,358,568 (see Note F).

The Company erroneously recorded the value of shares issued to a former Director in exchange for previously incurred debt of $1,365,000 (see Note E).

The Company did record the fair value of warrants issued to note holders and consultants having registration rights, $23,148,214 in the aggregate, as a charge of operations and a liability in accordance with EITF 00-19 (see Note D).

The Company did not record the gain of $16,700,991 on revaluation for the warrant liability as of September 30, 2005 (see Note D).

The results of the correction of these errors include:

    o Increase in the Company's reported net loss for the year ended September 30, 2005 by $14,499,139 from $52,610,380 to $67,109,529.

    o Increase in the Company's current liabilities as of September 30, 2005 by $384,651 from $2,595,897 to $2,980,548.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE M - RESTATEMENT (continued)

     o Increase in the Company's other liabilities, representing warranty liabilities, as of September 30, 2005 by $13,673,574 from $0 to $13,673,574.

The result of the Consolidated Balance Sheet restatement is:

Increase in accounts payable and accrued expenses as of September 30, 2005 from $2,185,468 to $2,570,119, or $384,651. The increase is a result of an error in recognizing, recording and accruing the fair value of warrants issued to non-employees and consultants of $384,651 as of September 30, 2005.

Increase in warrant liability as of September 30, 2005 $0 to $13,673,574. The increase is a result of an error in accounting for the issuance of warrants subject to a registration rights agreement that provides for the payment of liquidated damages if the stipulated registration deadlines were not met (see Note D). In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," the Company revalued the warrants issued subject to registration rights as of September 30, 2005 (see Note G). The fair value of the warrants as of September 30, 2005 was $13,673,574 and has been recorded as a warrant liability.

The following chart sets forth reconciliations of the Company's restatement of the Consolidated Balance Sheet as of September 30, 2005.

                                                                                           September 30, 2005
                                                                                   (As Restated)     (As Reported)
ASSETS
Current Assets:
Cash                                                                                $    31,190       $    31,190
Accounts receivable and advances                                                         12,429            12,429
                                                                                    -----------       -----------
Total current assets                                                                     43,619            43,619

Property, plant and equipment                                                            12,750            12,750
Less: accumulated depreciation                                                           (4,686)           (4,686)
                                                                                    -----------       -----------
                                                                                          8,064             8,064
Other Assets:
Deposits                                                                                 14,262            14,262
Intangible assets:
Patents, net of accumulated amortization                                                 22,493            22,493
Intellectual Property ,net of accumulated amortization                                9,094,082         9,094,082
                                                                                    -----------       -----------
                                                                                      9,130,837         9,130,837
                                                                                    -----------       -----------
                                                                                    $ 9,182,520       $ 9,182,520
                                                                                    ===========       ===========
LIABILITIES AND  DEFICIENCY IN STOCKHOLDERS' EQUITY
 Accounts payable and accrued liabilities                                           $ 2,570,119       $ 2,185,468
  Note payable - Related Party                                                          410,429           410,429
                                                                                    -----------       -----------
Total Current Liabilities                                                             2,980,548         2,595,897

Warrant liability                                                                    13,673,574                 -

Deficiency in Stockholders' Equity:
 Preferred Stock                                                                              6                 6
 Common Stock                                                                           112,230           112,230
 Common stock subscribed                                                                 20,000            20,000
 Additional Paid-In-Capital                                                          82,320,715        81,879,801
 Deficit Accumulated During Development Stage                                       (89,924,553)      (75,425,414)
 Total  (Deficiency)  in Stockholders' Equity                                        (7,471,602)        6,586,623
                                                                                    $ 9,182,520       $ 9,182,520

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE M - RESTATEMENT (continued)

The result of the Consolidated Statement of Losses restatement is:

Increase in selling, general and administrative expenses for the year ended September 30, 2005 from $42,662,152 to $50,714,015, or $8,051,863. The increase is a result of an error in recognizing and recording the fair value of warrants issued to non-employees and consultants of $6,402,264, an error in recognizing and recording the fair value of stock issued in settlement of debt of $1,365,000 and an error in recognizing and recording additional compensation expense of $284,599.

Increase in selling, general and administrative expenses for the period from September 16, 2002 (date of inception) through September 30, 2005 from $63,483,689 to $71,535,604, or $8,051,915. The increase is a result of an error in recognizing and recording the fair value of warrants issued to non-employees and consultants of $6,402,264, an error in recognizing and recording the fair value of stock issued in settlement of debt of $1,365,000 and an error in recognizing and recording of additional compensation expense of $284,599.

Increase in the net gain on the revaluation of warrant liability for the year ended September 30, 2005 from $0 to $16,700,990, or $16,700,990. The increase is a result of an error in accounting for the issuance of warrants subject to a registration rights agreement that provides for the payment of liquidated damages if the stipulated registration deadlines were not met (see Note D). In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," the Company revalued the warrants issued subject to registration rights as of September 30, 2005 (see Note G). The difference of $16,700,991 between the fair value of the warrants as of September 30, 2005 and the previous valuation has been recorded as a gain on revaluation of warrant liability.

Increase in the net gain on the revaluation of warrant liability for the period September 16, 2002 (date of inception) through September 30, 2005 from $0 to $16,700,990, or $16,700,990. The increase is a result of an error in accounting for the issuance of warrants subject to a registration rights agreement that provides for the payment of liquidated damages if the stipulated registration deadlines were not met (see Note D). In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," the Company revalued the warrants issued subject to registration rights as of September 30, 2005 (see Note G). The difference of $16,700,991 between the fair value of the warrants as of September 30, 2005 and the previous valuation has been recorded as a gain on revaluation of warrant liability.

Increase in the interest expense for the year ended September 30, 2005 from $8,958,046 to $32,106,310, or $23,148,264. The increase is a result of an error in recording and recognizing the recording of the initial valuation of warrants issued in conjunction with financing as a liability subject to registration rights.

Increase in the interest expense for the period September 16, 2002 (date of inception) through September 30, 2005 from $10,736,232 to $33,884,446, or $23,148,214. The increase is a result of an error in recording and recognizing the initial valuation of warrants issued in conjunction with financing as a liability subject to registration rights.

The following chart sets forth reconciliations of the Company's restatement of the Consolidated Statement of Losses for the year ended September 30, 2005 as well as the period from September 16, 2002 (date of inception of development stage) through September 30, 2005.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE M - RESTATEMENT (continued)

                                                                        For the  Period  September  16,  2002
                                                                        (date  of  Inception  of  Development
                                For the Year Ended September 30, 2005   Stage) through September 30, 2005
                                (As Restated)       (As Reported)       (As Restated)         (As Reported)
         Operating Expenses:
         Selling  general  and
         administrative             $   50,714,017       $   42,662,152         $  71,535,604     $ 63,483,689

        Research and
         Development                       638,873              638,873               877,408          877,408

         Depreciation and
         amortization                      356,266              356,266               359,427          359,427

         Total Operating
         Expenses                       51,709,156           43,657,291            72,772,439       64,720,524

         Operating Income
         (Loss)                        (51,709,156)         (43,657,291)          (72,772,439)     (64,720,524)

         Net gain (loss) in
         fair value of debt
         derivative and
         warrant liabilities            16,700,990                   -             16,700,990                -

         Other income
         (expense)                           4,957               4,957                 31,342           31,342

         Interest income
         (expense)                     (32,106,310)          (8,958,046)          (33,884,446)     (10,736,232)

         Provision  for income
         taxes                                   -                   -                      -                -

         Net Income (Loss)          $  (67,109,569)      $  (52,610,380)        $ (89,924,553)    $(75,425,414)

         Basic and diluted
         loss per common
         share                      $        (1.05)      $        (0.82)        $       (2.53)    $      (2.12)

         Weighted average
         shares outstanding             63,517,009           63,517,009            35,590,871       35,570,559


The results of the restatement of the cash flow include:

Cash Flows From Operating Activities:

Increase in net loss for the year ended September 30, 2005 from $52,610,380 to $67,109,519, or $14,499,139, resulting from items listed above.

Increase in net loss for the period from September 16, 2002 (date of inception) through September 30, 2005 from $75,425,414 to $89,924,553, or $14,499,139 resulting from items listed above.

Increase in the non-cash value of warrants issued to consultants for services rendered for the year ended September 30, 2005 from $956,304 to 7,358,568, or $6,402,264. The increase is a result of an error in recognizing and recording the fair value of warrants to acquire our common stock issued to non-employees and consultants and charged to operations (see Note G).

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE M - RESTATEMENT (continued)

Increase in the non-cash value of warrants issued to consultants for services rendered for the period from September 16, 2002 (date of inception) through September 30, 2005 from $956,304 to 7,358,568, or $6,402,264. The increase is a result of an error in recognizing and recording the fair value of warrants to acquire our common stock issued to non-employees and consultants and charged to operations (see Note G).

Increase in the non-cash income attributable to re-pricing the warrant liability and debt derivatives for the year ended September 30, 2005 from $0 to 16,700,991, or $16,700,991. The increase is a result of an error in accounting for the issuance of warrants subject to a registration rights agreement that provides for the payment of liquidated damages if the stipulated registration deadlines were not met (see Note D). In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," the Company revalued the warrants issued subject to registration rights as of September 30, 2005 (see Note G).

Increase in the non-cash income attributable to re-pricing the warrant liability and debt derivatives for the period from September 16, 2002 (date of inception) through September 30, 2005 from $0 to $16,700,991, or $16,700,991. The increase is a result of an error in accounting for the issuance of warrants subject to a registration rights agreement that provides for the payment of liquidated damages if the stipulated registration deadlines were not met (see Note D). In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," the Company revalued the warrants issued subject to registration rights as of September 30, 2005 (see Note G).

Increase in the non-cash financing costs attributable to the issuance of warrants for the year ended September 30, 2005 from $0 to $23,148,214, or $23,148,264. The increase is a result of an error in recording and recognizing the recording of the initial valuation of warrants issued in conjunction with financing as a liability subject to registration rights.

Increase in the non-cash financing costs attributable to the issuance of warrants for the period from September 16, 2002 (date of inception) through September 30, 2005 from $0 to $23,148,214, or $23,148,214. The increase is a result of an error in recording and recognizing the recording of the initial valuation of warrants issued in conjunction with financing as a liability subject to registration rights.

Increase in the non-cash cost of the fair value of common stock issued to a related party in excess of previously incurred debt for the year ended September 30, 2005 from $0 to $1,365,000, or $1,365,000. The increase is a result of an error in recording and recognizing the fair value of stock issued in settlement of debt of $1,365,000 to a former Director of the Company (See Note E).

Increase in the non-cash cost of the fair value of common stock issued to a related party in excess of previously incurred debt for the period from September 16, 2002 (date of inception) through September 30, 2005 from $0 to $1,365,000, or $1,365,000. The increase is a result of an error in recording and recognizing the fair value of stock issued in settlement of debt of $1,365,000 to a former Director of the Company (See Note E). Increase in the non-cash cost of the fair value of common stock issued in exchange for services for the period from September 16, 2002 (date of inception) through September 30, 2005 from $27,202,860 to $30,574,373, or $3,371,513. The increase is a result of an error in recording and recognizing the fair value of stock issued for services by employees and non-employees and a reclassification common stock previously disclosed as stock issued pursuant to a employee stock option plan (See Note F).

Decrease in non-cash cost of common stock issued pursuant to an employee stock option plan for the year ended September 30, 2005 from $3,960,000 to $0, or $3,960,000. The decrease is a result of reclassifying common stock issued pursuant to an employee stock option plan to common stock issued in exchange for services (See Note F).

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE M - RESTATEMENT (continued)

Decrease in non-cash cost of common stock issued pursuant to an employee stock option plan for the period from September 16, 2002 (date of inception) through September 30, 2005 from $3,960,000 to $0, or $3,960,000. The decrease is a result of reclassifying common stock issued pursuant to an employee stock option plan to common stock issued in exchange for services (See Note F).

Decrease in non-cash cost of common stock cancelled-previously issued for services rendered for the year ended September 30, 2005 from $1,078,270 to $578,270, or $500,000. The decrease is a result of an error in recording and recognizing the fair value of stock issued for services by employees and non-employees that was subsequently cancelled (See Note F).

Decrease in non-cash cost of common stock cancelled-previously issued for services rendered for the period from September 16, 2002 (date of inception) through the year ended September 30, 2005 from $1,363,845 to $863,845, or $500,000. The decrease is a result of an error in recording and recognizing the fair value of stock issued for services by employees and non-employees that was subsequently cancelled (See Note F). Decrease in cost of capital expenditures for the year ended September 30, 2005 from $16,757 to $0, or $16,757.

The decrease is a result of reclassifying disbursement for the acquisition of equipment from operating activities to investing activities.

Increase in the amount of net proceeds from sale of equipment for the period from September 16, 2002 (date of inception) through the year ended September 30, 2005 from $12,750 to $0, or $12,750. The increase is a result of reclassifying net proceeds received the sale of equipment from operating activities to investing activities.

Increase in change of accounts payable and accrued liabilities for the year ended September 30, 2005 from $297,755 to $663,748, or $365,993. The increase is a result of an error in recognizing, recording and accruing the fair value of warrants issued to non-employees and consultants as of September 30, 2005. Increase in change of accounts payable and accrued liabilities for the period from September 16, 2002 (date of inception) through September 30, 2005 from $2,053,464 to $2,419,457, or $365,993. The increase is a result of an error in recognizing, recording and accruing the fair value of warrants issued to non-employees and consultants as of September 30, 2005.

Cash  Flows From Investing Activities:

Increase in the cash provided by the sale of equipment for the year ended September 30, 2005 from $0 to $16,757, or $16,757. The increase is a result of an error in properly classifying proceeds from the sale of equipment as an investing activity.

Decrease in the cash used in capital expenditures for the period from September 16, 2002 (date of inception) through September 30, 2005 from $0 to $12,750, or $12,750. The decrease is a result of an error in properly classifying net disbursements in connection with acquiring equipment as an investing activity. Cash Flows From Financing Activities:

Increase in the cash used in repayment of previously incurred debt for the year ended September 30, 2005 from $0 to $24,854, or $24,854. The increase is a result of an error in classifying repayment of debt as a financing activity.

Increase in the cash used in repayment of previously incurred debt for the period from September 16, 2002 (date of inception) through September 30, 2005 from $0 to $24,854, or $24,854. The increase is a result of an error in properly classifying repayment of debt as a financing activity.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE M - RESTATEMENT (continued)

Increase in proceeds from the sale of options to acquire the Company's common stock for the year ended September 30, 2005 from $70,750 to $102,750, or $32,000. The increase is a result of an error in recognizing and recording $32,000 of proceeds from the exercise of options as issuance of common stock (see Note F).

Increase in proceeds from the sale of options to acquire the Company's common stock for the period from September 16, 2002 (date of inception) through September 30, 2005 from $311,750 to $343,750, or $32,000. The increase is a result of an error in recognizing and recording $32,000 of proceeds from the exercise of options as issuance of common stock (see Note F).

Decrease in proceeds from subscription of common stock for the year ended September 30, 2005 from $9,079,000 to $0, or $9,079,000. The decrease is a result of an error in recognizing and recording the proceeds from the issuance of convertible notes that were exchanged for the Company's common stock ( see Note D). Decrease in proceeds from subscription of common stock for the period September 16, 2002 (date of inception) through September 30, 2005 from $9,204,000 to $0, or $9,204,000. The decrease is a result of an error in recognizing and recording the proceeds from the issuance of convertible notes that were exchanged for the Company's common stock ( see Note D).

The following chart sets forth reconciliations of the Company's restatement of the Consolidated Statement of Cash Flows for the year ended September 30, 2005 as well as the period September 16, 2002 (date of inception of development stage) through September 30, 2005.

                                                               For the Period September 16, 2002
                                For the Year Ended September   (date of Inception of Development
                                          30, 2005             Stage) through September 30, 2005

                                (As Restated)   (As Reported)    (As Restated)       (As Reported)
   Cash flows from
   Operating Activities:

   Net income (loss)              $(67,109,519)  $(52,610,380)      $ (89,924,553)      $ (75,425,414)

   Adjustment to reconcile
   net loss to net cash used
   in operating activities:

   Amortization and
   depreciation                        350,107        350,107             353,268             353,268

   Organization expenses                     -              -              88,500              88,500

   Preferred share issued in
   exchange for services                     -              -           1,500,000           1,500,000

   Warrants issued to
   consultants in exchange
   for services rendered             7,358,568        956,304           9,378,430           2,976,166

   Income attributable  to
   repricing of warrant and
   debt derivatives                (16,700,991)             -         (16,700,991)                  -

   Financing costs
   attributable to issuance
   of warrants                      23,148,214              -          23,148,214                   -

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE M - RESTATEMENT (continued)

                                                               For the Period September 16, 2002
                                For the Year Ended September   (date of Inception of Development
                                          30, 2005             Stage) through September 30, 2005

                                (As Restated)   (As Reported)    (As Restated)       (As Reported)
   Amortization  of beneficial
   conversion feature-
   convertible notes                 8,836,000      8,836,000          10,461,000          10,461,000

   Amortization of
   capitalized financing costs               -              -                   -                   -

   Amortization of debt
   discount attributable to
   convertible notes                         -              -                   -                   -

   Fair value of common  stock
   issued to related  party in
   excess of previously
   incurred debt                     1,365,000              -           1,365,000                   -

   Common stock issued in
   exchange for services            18,176,641     14,805,128          30,574,373          27,202,860

   Common stock issued to ESOP               -      3,960,000                   -           3,960,000

   Common stock exchanged for
   intellectual property in
   connection with costs of
   acquiring intangible
   assets                           14,689,100     14,689,100          14,689,100          14,689,100

   Common stock issued as
   penalty in connection with
   financing                           776,529        776,529             776,529             776,529

   Common stock canceled-
   previously issued for
   services rendered                  (578,270)    (1,078,270)           (863,845)         (1,363,845)

   Change in assets and
   liabilities:
   Increase in accounts
   receivable                          (12,429)       (12,429)            (12,429)            (12,429)

   Increase in prepaid assets
   and deposits                          9,297          9,297            (14,262)            (14,262)

   Decrease in other assets                  -              -            (13,890)            (13,890)

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE M - RESTATEMENT (continued)

                                                                      For the Period September 16, 2002
                                For the Year Ended September 30,      (date of Inception of Development
                                              2005                    Stage) through September 30, 2005

                                (As Restated)       (As Reported)     (As Restated)      (As Reported)
   Capital expenditures                          -            16,757                  -             (12,750)
   Increase  (Decrease) in due
   related parties                        (111,943)         (111,943)            40,753              40,753

  Increase (decrease) in
   accounts payable and
   accrued liabilities                     663,748           297,755          2,419,457           2,053,464

   Net cash used in  operating
   activities                           (9,139,948)       (9,116,045)       (12,735,346)        (12,740,950)

   Cash flows  from  investing
   activities:

   Payments for patent filing               (4,347)           (4,347)           (25,698)            (25,698)

   Capital expenditures
   (disposals)                              16,757                 -            (12,750)                  -

   Net cash used in investing
   activities                               12,410            (4,347)           (38,448)            (25,689)

   Cash Flows From Financing
   Activities:

   Proceeds from sale of
   common stock, net of
   costs                                         -                 -            432,000            432,000

   Proceeds from  subscription
   of common stock                               -         9,079,000                  -           9,204,000

   Proceeds form issuance of
   convertible notes                     9,079,000                 -          9,204,000                   -

   Proceeds from sale of
   options                                 102,750            70,750            343,750             311,750

   Payment of debt                         (24,854)                -            (24,854)                  -
   Proceeds from loans                           -                 -          2,750,000           2,750,000

   Advances from (to)
   shareholders                                  -                 -            100,088             100,088

   Cash provided by financing
   activities                            9,156,896         9,149,750         12,804,984          12,797,838

   Net (decrease)  increase in
   cash and cash equivalents                29,358            29,358             31,190              31,190

   Cash, beginning of period                 1,832             1,832                  -                   -

   Cash and cash  equivalents,
   end of period                         $  31,190          $ 31,190          $  31,190             $31,190


                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE N - SUBSEQUENT EVENTS

On November 28, 2006, the Company issued 180,000 shares of its common stock as settlement of the outstanding related party note payable of $410,429 and related accrued interest of $8,884 (See Note E)

On November 13, 2006, the Company restructured its consulting agreement with Timpix International Limited ("Timpix" for consulting services of three former Biowell employees. Drs Jun-Jei Sheu, Ben Liang and Johnson Chen. The restructured consulting agreement expires on July 15, 2007 or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company. The revised consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the agreement, the Company is obligated to pay $120,000, $100,000 and $80,000 per year pro-rated for each week, or part thereof, of time spent in the United States providing full time services for Drs Jun-Jei Sheu, Ben Liang and Johnson Chen, respectively. The Company is obligated to provide a corporate house available for the Consultants while working in the United States. All previous fees incurred through November 13, 2006 have been waived. (See Notes E and K)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There  have   been  no   disagreements   between   the  Company  and  its
accountants as to matters which require disclosure.

Item 8A -- Controls and Procedures

       a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer (who is its principal executive officer and principal financial officer), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act and Rules 13a-15(e) and 15d-15(e) thereunder. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

       As previously disclosed in our Current Reports on Form 8-K, filed on May 18, 2006 and October 2, 2006, and Note M to our accompanying consolidated financial statements, as a result of comments raised by the SEC, we determined that accounting errors were made in connection with

       o     accounting for  and disclosing  the  fair   value of  warrants  and
             options to acquire our common stock issued to non-employees as a current period expense;

       o accounting for and disclosing the fair value of shares issued to a former Director in exchange for previously incurred debt;

       o accounting for and disclosing the fair value of warrants issued to note holders and consultants having registration rights; and

       o     accounting   for  and  disclosing  the   revaluation   for  warrant
             liabilities as of each reporting period.

       Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements as of September 30, 2005 and the year then ended and the period September 16, 2002 (date of inception as a development stage company) through September 30, 2005.

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

Significant Deficiencies In Disclosure Controls and Procedures or Internal Controls

         In addition to the remedial measures undertaken during the three months ended June 30, 2006 we previously disclosed in our Current Report on Form 8-K/A filed on May 18, 2006, that we have subsequently implemented the following additional measures to address the identified material weaknesses:

       o     We reviewed all convertible  securities to  identify any securities
             that   may   have  embedded   beneficial  conversion    features or
             derivatives; and

       o We have improved the supervision and training of our accounting staff to understand and implement applicable accounting requirements, policies and procedures applicable to the accounting and disclosure of convertible securities and derivatives.

Item 8B -- Other Information
       None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

       The  following  is a list  of our   directors,  executive   officers  and
significant employees.


            Name                      Age                  Title                 Board of Directors

        Jun-Jei Sheu                  40           Chairman of the Board              Director
      James A. Hayward                53          Chief Executive Officer             Director
      Sanford R. Simon                63                                              Director
        Yacov Shamash                 56                                              Director
   Ming-Hwa Benjamin Liang            43          Secretary and Strategic
                                               Technology Development Officer


       Directors  are   elected  to serve   until  the next  annual  meeting  of
stockholders and until their successors are elected and qualified. Currently there are four seats on our board of directors.

       Currently, the members of our board of directors do not receive any fees for being a director or attending meetings. Our directors are reimbursed for out-of-pocket expenses relating to attendance at meetings. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Chairman of the Board - Jun-Jei Sheu

       On July 15, 2005, Dr. Jun-Jei Sheu was appointed as a director and elected Chairman by the board of directors. Since November 2000, Dr. Sheu has been the Chairman of Biowell Technology Inc. Between November 2000 and August 2005, Dr. Sheu was the Chief Executive Officer of Biowell Technology Inc.
Dr.  Sheu  received  his  bachelor's  degree in  Biology  from  Fu-Jen  Catholic
University  in  1988,  his Masters  degree  in  Biology  from   Fu-Jen  Catholic
University in 1990, his Ph.D in Life Sciences from Intermural of Academia Sinica & National Defense Medical Center in 1996 and his MBA from South Australia University in 2000. Dr. Sheu is also a director of Biowell Technology
(S) Pte Ltd., a Singapore company, Biotechcard International Pte (S) Ltd. a Singapore company, Yan Zhan Life Technology & Marketing Inc., a Taiwanese company and Biowell Technology (Suzhou) Co. Ltd., a Chinese company, all of which are biotechnology companies.

Chief Executive Officer - James A. Hayward

       Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006, prior to which he was acting Chief Executive Officer since October 5, 2005. Since January 2006, Dr. Hayward has served as the part-time President of Dr. Suwelack Skin and Healthcare, a private company that manufactures biological matrices for wound care and skin care in Billerbeck, Germany. Since June 2004, Dr. Hayward has been the Chairman of Evotope Biosciences, Inc., a drug development company based in Stony Brook, New York. Since 2001, Dr. Hayward has been a director of Q-RNA, Inc., a biotech company based in New York, New York. Since 2000, Dr. Hayward has been a General Partner of Double D Venture Fund, a venture capital firm based in New York, New York. Between 1990 and July 2004, Dr. Hayward was the Chairman, President and CEO of The Collaborative Group, Ltd., a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, New York. Dr. Hayward received his bachelor's degree in Biology and Chemistry from the State University of New York at Oneonta in 1976, his Ph.D. in Molecular Biology from the State University of New York at Stony Brook in 1983, and an honorary Doctor of Science from Stony Brook in 2000. Dr. Hayward has served on the boards of the Council on Biotechnology, the Long Island Association, the Stony Brook
Foundation, the Research Foundation of State University of New York Board of Directors, the New York Biotechnology Association, the Long Island Life Sciences Initiative and the Ward Melville Heritage Organization.

Director - Yacov Shamash

       Dr. Yacov Shamash has been a member of the board of directors since March 17, 2006. Dr. Shamash is Vice President of Economic Development at the State University of New York at Stony Brook. Since 1992, he has been the Dean of Engineering and Applied Sciences and the Harriman School for Management and Policy at the University, and Founder of the New York State Center for Excellence in Wireless Technologies at the University. Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer

Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash also serves on the Board of Directors of Keytronic Corp., Netsmart Technologies, Inc., American Medical Alert Corp., and Softheon Corp.

Director - Sanford R. Simon

       Dr. Sanford R. Simon has been a member of the board of directors since March 17, 2006. Dr. Simon has been a Professor of Biochemistry, Cell Biology and Pathology at Stony Brook since 1997. He joined the faculty at Stony Brook as an Assistant Professor in 1969 and was promoted to Associate Professor with tenure in 1975. Dr. Simon was a member of the Board of Directors of The Collaborative Group from 1995 to 2004. From 1967 to 1969 Dr. Simon was a Guest Investigator at Rockefeller University. Dr. Simon received a B.A. in Zoology and Chemistry from Columbia University in 1963, a Ph.D. in Biochemistry from Rockefeller University in 1967, and studied as a postdoctoral fellow with Nobel Prize winner Max Perutz in Cambridge, England.

Secretary and Strategic Technology Development Officer - Ming-Hwa Benjamin Liang

       Ming-Hwa Benjamin Liang has been our Secretary and Strategic Technology Development Officer since October 2005. Between May 1999 and September 2005, Mr. Liang has been the director of research and development at Biowell Technology Inc. Mr. Liang received a B.S. in Bio-Agriculture from Colorado State University in 1989, a M.S. in Horticulture from the University of Missouri at Columbia in 1991, his Ph.D. in Plant Science from the University of Missouri at Columbia in 1997 and his LL.M. in Intellectual Property Law from Shih Hsin University, Taiwan in 2004.

Code of Ethics

       The Company has not yet adopted a Code of Ethics. The Company's Board of Directors is in the process of reviewing whether it should adopt a Code of Ethics given the scale and character of its operations at this time.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

       The following table sets forth the compensation paid by us during the fiscal years ended September 30, 2006, 2005 and 2004 to our Chief Executive Officer and our former Chief Executive Officer. No executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended September 30, 2006.


                                                 SUMMARY COMPENSATION TABLE

                                                                        Long-Term Compensation

                                    Annual Compensation                   Awards             Payouts

                                                                  Restricted   Securities
   Name and                 Annual     Annual     Other Annual    Stock        Underlying     LTIP        All Other
   Principal      Fiscal    Salary     Bonus      Compensation    Awards       Options/SARs   Payments    Compensation
    Position        Year       ($)      ($)         ($)             ($)           (#)          ($)           ($)

James A.            2006        0          0            0            0         7,500,000        0             0
Hayward,            2005        0          0            0            0             0            0             0
CEO (1)             2004        0          0            0            0             0            0             0


(1) James A. Hayward was appointed as  Chief  Executive  Officer  on  October 5,
2005.


       The Board of Directors, in their discretion, may award stock and stock options to key executives for achieving financing or expenditure guidelines, meeting our business plan objectives, as part of their compensation for employment or for retention purposes.

Employment Agreements

       None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The following table sets forth certain information regarding the shares of our common stock beneficially owned as of September 30, 2006, (i) by each person who is known to us to beneficially own more than 5% of the outstanding common stock, (ii) by each of the executive officers named in the table under "Executive Compensation" and by each of our directors, and (iii) by all officers and directors as a group.



 NAME AND ADDRESS OF                      TITLE OF        NUMBER OF          PERCENTAGE
  BENEFICIAL OWNER                         CLASS         SHARES OWNED         OF CLASS
                                                             (1)                 (2)

Jun-Jei Sheu                               Common Stock    3,113,695 (3)         2.57%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790


James A. Hayward                           Common Stock    7,759,400 (4)         6.40%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790




Yacov Shamash                              Common Stock      250,000 (5)         0.21%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790


Sanford R. Simon                           Common Stock      250,000 (5)         0.21%
25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790


All directors and officers as a group      Common Stock   11,373,095 (6)        9.39%
(4 persons)



(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

(2)   Based upon 121,162,385 shares issued and outstanding on December 29, 2006.

(3) Includes 315,859 shares owned by his wife and 254,354 shares owned by his minor children. Also includes 1,500,000 shares owned by Biowell, of which company Dr. Sheu is deemed a beneficial owner.

(4)   Includes 7,500,000 shares underlying currently exercisable warrants.

(5)   Includes 250,000 shares underlying a currently exercisable warrant.

(6) Includes 8,000,000 shares underlying currently exercisable options and warrants.

EQUITY COMPENSATION PLAN INFORMATION

2002 Professional/Employee/Consultant Compensation Plan

       In November of 2002, we created a special compensation plan to pay the founders, consultants and professionals that had been contributing valuable services to us during the previous nine months. This plan, under which 2,000,000 shares of our common stock were reserved for issuance, is called the Professional/Employee/Consultant Compensation Plan (the "Compensation Plan"). Share and option issuances from the Compensation Plan were to be staggered over the following six to eight months, and consultants that were to continue providing services thereafter either became employees or received renewed contracts from us in July of 2003, which contracts contained a more traditional cash compensation component. Each qualified and eligible recipient of shares and/or options under the Compensation Plan received securities in lieu of cash payment for services. Each recipient agreed, in his or her respective consulting contract with us, to sell a limited number of shares monthly.

       In our financial statements, shares that are disclosed as having been issued from November 2002 through June 30, 2003 that were valued at $0.65 per share were shares issued from the Compensation Plan on the basis of contracts executed at that time for previously rendered services. Common Stock disclosed as being issued in exchange for cash at $1.00 per share represent options that were exercised under the Compensation Plan. In December of 2004, we adjusted the exercise price of options under the Compensation Plan to $0.60 per share. As of October 31, 2006, a total of 1,440,000 shares have been issued from, and options to purchase 560,000 shares have been issued under the Compensation Plan, and options to purchase 264,000 shares have been exercised as of that date.

2005 Incentive Stock Plan

       On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding common stock of the Company approved the Company's 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder. The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of shares of our common stock. As of October 31, 2006, a total of 8,550,000 shares have been issued and options to purchase 5,660,000 shares have been granted under the 2005 Incentive Stock Plan.

       During the months of March, May, July and August 2005, we issued a total of 8,550,000 shares of our common stock to certain employees and consultants pursuant to the 2005 Incentive Stock Plan. We engaged our outside counsel to conduct an investigation of the circumstances surrounding the issuance of these shares. On April 26, 2006, we voluntarily reported the findings from this investigation to the SEC, and agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of our board of directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. The members of the Company's management who effectuated the stock issuances no longer work for the Company. These shares were not registered under the Securities Act of 1933, or the securities laws of any state, and we believe that certain of these shares may have been sold on the open market, though we have been unable to determine the magnitude of such sales. If violations of securities laws occurred in connection with the resale of certain of these shares, the employees and consultants or persons who purchased shares from them may have rights to have their purchase rescinded or other claims against us for violation of securities laws, which could harm our business, results of operations, and financial condition.

           Plan Category               Number of Securities      Weighted-Average          Number of Securities
                                        to be Issued Upon        Exercise Price of       Remaining Available for
                                           Exercise of         Outstanding Options,       Future Issuance Under
                                       Outstanding Options,     Warrants and Rights     Equity Compensation Plans
                                       Warrants and Rights                                (Excluding Securities
                                                                                         Reflected in Column (a))


                                               (a)                      (b)                           (c)


Professional/Consultant/Employee             296,000                   $0.60                           0
Stock and Stock Option Compensation
Plan approved in November 2002


2005 Incentive Stock Plan approved           5,660,000                 $0.47                       1,790,000
on January 26, 2005




               Total                        5,956,000                  $0.59                       1,790,000



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On November 3, 2005, we issued and sold a promissory note in the principal amount of $550,000 to Allied International Fund, Inc. ("Allied"). Allied in turn financed a portion of its making of this loan by borrowing $450,000 from certain persons, including $100,000 from James A. Hayward, a director and our Chief Executive Officer. The terms of the promissory note provided that we issue upon the funding of the note warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.50 per share to certain persons designated by Allied. On November 9, 2005, we issued nine warrants to Allied and eight other persons to purchase an aggregate of 5,500,000 shares of our common stock at an exercise price of $0.50 per share. These warrants included a warrant to purchase 1,100,000 shares that was issued to James A. Hayward, a director and our Chief Executive Officer. Additionally, we paid $55,000 in cash to VC Arjent, Ltd. for its services as the placement agent with respect to this placement. All principal and accrued but unpaid interest under the promissory note was paid in full shortly after the closing of and from the proceeds of a private placement we completed on March 8, 2006.

       In February 2005, we entered into an agreement with The Research Foundation of the State University of New York acting on behalf of Stony Brook University ("The Research Foundation") to support a project entitled "A Chimeric Method and System for DNA Encryption and Authentication." Pursuant to this agreement, the Research Foundation made a grant of $79,005.77 to us to support the project, which amount is payable over six months. Upon approval from The Research Foundation, we will receive an additional grant of $80,000, payable over one year. On July 31, 2006, we received an additional grant of $79,005.07 for use by us during the period from July 1, 2006 to July 1, 2007. The general objective of this project is to further extend the application of chimeric DNA methodologies in different product applications such as ink and thread. Dr. Sanford R. Simon, Professor of Biochemistry, Cell Biology, and Pathology at Stony Brook University and one of our directors, will lead this project on behalf of Stony Brook University together with Dr. Benjamin Liang, our Strategic Technology Development Officer.

         On March 29, 2006 and April 13, 2006, we borrowed $200,000 in the aggregate, at a rate of 7.5% per annum, from BioCogent whose President and Chief Executive Officer and sole stockholder is James A. Hayward, one of our directors and our Chief Executive Officer. These loans were due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale of our securities for gross proceeds of at least $250,000. The proceeds from the loans were used for general corporate purposes. The note issued on March 29, 2006 was repaid with interest in May, 2006. The note issued on April 13, 2006 was repaid with interest in June, 2006.

         In May, 2006, we signed a Business Development and Trademark License Agreement with Dr. Suwelack Skin & Health Care AG ("Dr. Suwelack") providing Dr. Suwelack 170,000 shipping labels marked with the SigNature logo using SigNature DNA Ink, and a limited, non-exclusive, non-transferable right to use the SigNature logo via these labels on its packaging. Dr. Suwelack agreed to pay us
(euro)15,000 for these labels and rights. (euro)7,500 of this amount was paid upon signing of the agreement and the remaining 50% is due upon Dr. Suwelack's receipt of the shipping labels. James A. Hayward, a director and our Chief Executive Officer, serves on Dr. Suwelack's board of directors. BioCogent, whose President and Chief Executive Officer and sole stockholder is Dr. Hayward, provides consulting services to Dr. Suwelack

       On September 1, 2006, we issued warrants to purchase an aggregate of 18,400,000 shares of our common stock exercisable for a period of five years commencing on September 1, 2006, at a price of $0.09 per share, the closing price of our common stock on the date of issuance. Each such warrant provides its holder unlimited piggyback registration rights with respect to any registration statement we file. These warrants include a warrant to purchase an aggregate of 6,400,000 shares of our common stock that was issued to James A. Hayward, a director and our Chief Executive Officer. The Company also issued a warrant to purchase 250,000 shares of our common stock to each of Sanford R. Simon and Yacov Shamash, each of whom is one of our directors. Each of these warrants is exercisable for a period commencing on March 17, 2007, and expiring on August 31, 2011, at a price of $0.09 per share, the closing price of our common stock on the date of issuance of the warrants, and provide its holder unlimited piggyback registration rights with respect to any registration statement filed by the Company.

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

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.


                                          September 30, 2006       September 30, 2005

(i)      Audit Fees                         $221,362                  $134,341


(ii)     Audit Related Fees                  $34,500                      -

(iii)    Tax Fees                                -                        -

(iv)     All Other Fees                          -                        -


         Total Fees                         $255,862                  $134,341


Audit Fees

       Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

       Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services consist of responding to SEC comments and the review of and consent to registration statements.

Tax Fees

       Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees

       Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

       The  Board  of  Directors  has  considered   whether   the  provision  of
non-audit services is compatible with maintaining the principal accountant's independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

       The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Signatures

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              APPLIED DNA SCIENCES, INC.

      Date: January 16, 2007                   /s/JAMES A. HAYWARD
                                               -------------------
                                               James A. Hayward
                                               Chief Executive Officer
                                               (Principal Executive Officer)
                                               and Chief Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                            Position                                                           Date

/s/ JAMES A. HAYWARD            Chief Executive Officer (Principal Executive Officer) and Chief    January 16, 2007
--------------------            Financial Officer (Principal Financial Officer and Principal
                                Accounting Officer)

/s/ JUN-JEI SHEU                Chairman of the Board of Directors                                 January 16, 2007
----------------
Jun-Jei Sheu

/s/ YACOV SHAMASH               Director                                                           January 16, 2007
-----------------
Yacov Shamash

/s/ SANFORD R. SIMON            Director                                                           January 16, 2007
--------------------
Sanford R. Simon

