Form 10QSB
period 2006-12-31
APPLIED DNA SCIENCES INC
filed 2007-02-20
CIK 744452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2006

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

                               Yes _____  No _X__


The number of shares of Common Stock, $0.001 par value, outstanding on February 15, 2007, was 121,162,385 shares, held by approximately 1,305 shareholders.

Transitional Small Business Disclosure Format (check one):

                               Yes _____  No _X__

                            APPLIED DNA SCIENCES, INC
                     Quarterly Report on Form 10-QSB for the
                    Quarterly Period Ending December 31, 2006

                                Table of Contents



PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheet: December 31, 2006 (Unaudited)      1

      Condensed Consolidated Statements of Losses:
      Three Months Ended December 31, 2006 and 2005 (Unaudited) and
      the Period from September 16, 2002 (Date of Inception)
      Through December 31, 2006 (Unaudited)                                    2

      Condensed Consolidated Statement of Stockholder's Equity
      (Deficiency): For the Period from September 16, 2002
      (Date of Inception) Through December 31, 2006 (Unaudited)                3

      Condensed Consolidated Statements of Cash Flows:
      Three Months Ended December 31, 2006 and 2005 (Unaudited) and
      the Period from September 16, 2002 (Date of Inception)
      Through  December 31, 2006 (Unaudited)                                  17

      Notes to Unaudited Condensed Consolidated Financial Information:
      December 31, 2006                                                    19-42

   Item 2. Management Discussion and Analysis                                 43

   Item 3  Controls and Procedures                                            61


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                  63

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        64

   Item 3. Defaults Upon Senior Securities                                    64

   Item 4. Submission of Matters to a Vote of Security Holders                64

   Item 5. Other Information                                                  64

   Item 6. Exhibits                                                           64

Signatures                                                                    66

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 APPLIED DNA SCIENCES, INC.
                               (A Development stage company)
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                        (unaudited)


                                     ASSETS                                                  December 31, 2006
                                                                                             -----------------
Current assets:
Cash                                                                                              $    653,109
Accounts receivable, net of allowance for doubtful accounts of $0                                        9,631
Advances and other receivables                                                                           9,396
Prepaid expenses                                                                                        66,667
                                                                                                  ------------
Total current assets                                                                                   738,803

Property, plant and equipment-net of accumulated depreciation of $36,104                               152,258

Other assets:
Deposits                                                                                                13,822
Capitalized finance costs-net of accumulated amortization of $1,024,788                                660,312

Intangible assets:
Patients, net of accumulated amortization of $20,306 (Note B)                                           13,951
Intellectual property, net of accumulated amortization of $7,430,047 (Note B)                        2,000,852
                                                                                                  ------------
Total Assets                                                                                      $  3,579,998
                                                                                                  ============

              LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities                                                          $  6,777,493
Convertible notes payable, net of unamortized discount (Note C)                                      4,217,171
                                                                                                  ------------
Total current liabilities                                                                           10,994,664

Debt derivative and warrant liability                                                                2,432,324

Commitments and contingencies (Note H)

Deficiency in Stockholders' Equity- (Note D)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 60,000 issued
and outstanding                                                                                              6

Common stock, par value $0.001 per share; 250,000,000 shares authorized; 121,162,385 issued
and outstanding                                                                                        121,162

Additional paid in capital                                                                          83,037,855

Accumulated deficit                                                                                (93,006,013)
                                                                                                  ------------
Total deficiency in stockholders' equity                                                            (9,846,990)

Total liabilities and Deficiency in Stockholders' Equity                                          $  3,579,998
                                                                                                  ============

See the accompanying notes to the consolidated financial statements

                          APPLIED DNA SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF LOSSES

                                                                                                     From September 16, 2002
                                                            For the Year  Ended December 31,           (Date of Inception)
                                                              2006                   2005           Through December 31, 2006
                                                          -------------          -------------      -------------------------
                                                                                  (RESTATED)
                                                                                 -------------
Sales                                                     $          -           $          -          $             18,900
Cost of sales                                                        -                      -                        15,639
                                                          -------------          -------------         --------------------
Gross Profit                                                         -                      -                         3,261

Operating expenses:
Selling, general and administrative                           2,054,455              1,844,477                   82,120,414
Research and development                                         29,306                 16,270                    1,059,905
Impairment of intangible asset(s)                                    -                      -                     5,655,011
Depreciation and amortization                                   107,879                342,699                    1,837,605
                                                          -------------          -------------         --------------------

Total operating expenses                                      2,191,640              2,203,446                   90,672,935
                                                          -------------          -------------         --------------------

NET LOSS FROM OPERATIONS                                     (2,191,640)            (2,203,446)                 (90,669,674)

Net gain in revaluation of debt derivative and warrant
liabilities                                                   2,098,471              6,788,790                   35,644,298
Other income                                                        977                 13,013                      111,807
Interest expense                                               (579,030)            (1,778,906)                 (38,092,444)
                                                          -------------          -------------         --------------------

Net Income (loss) before provision for income taxes            (671,222)             2,819,451                  (93,006,013)

Income taxes (benefit)                                                -                      -                            -
                                                          -------------          -------------         --------------------

NET INCOME (LOSS)                                         $    (671,222)         $   2,819,451         $        (93,006,013)
                                                          =============          =============         ====================

Net income (loss) per share-basic                         $       (0.01)         $        0.03
                                                          =============          =============
Net loss per share-assuming fully diluted (Note A)                               $       (0.02)
                                                                                 ==============
Weighted average shares outstanding-
    Basic                                                   121,021,515             53,002,278
                                                          =============          =============
    Fully diluted                                                                  163,392,948
                                                                                 =============

See the accompanying notes to the consolidated financial statements

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Issuance of
common stock
to Founders in
exchange for
services on
September 16,
2002 at $.01
per share           --         --         100,000  $        10  $       990  $      --    $       --    $       --    $      1,000

Net Loss            --         --            --           --           --           --            --         (11,612)      (11,612)

Balance at
September 30,
2002                --    $    --         100,000  $        10  $       990  $      --    $       --    $    (11,612) $    (10,612)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============
Issuance of
common stock
in connection
with merger
with Prohealth
Medical
Technologies,
Inc on October
1, 2002             --         --      10,178,352        1,015         --           --            --            --           1,015

Cancellation of
Common stock in
connection with
merger with
Prohealth
Medical
Technologies,
Inc on October
21, 2002            --         --        (100,000)         (10)      (1,000)        --            --            --          (1,010)

Issuance of
common stock
in exchange for
services in
October 2002 at
$0.65 per share     --         --         602,000           60       39,070         --            --            --          39,130

Issuance of
common stock
in exchange for
subscription in
November and
December 2002
at $0.065 per
share               --         --         876,000           88       56,852         --         (56,940)         --            --

Cancellation of
common stock in
January 2003
previously
issued in
exchange for
consulting
services            --         --        (836,000)         (84)     (54,264)        --          54,340          --              (8)

Issuance of
common stock
in exchange for
licensing
services valued
at $0.065 per
share in
January 2003        --         --       1,500,000          150       97,350         --            --            --          97,500

Issuance of
common stock
in exchange for
consulting
services valued
at $0.13 per
share in
January 2003        --         --         586,250           58       76,155         --            --            --          76,213

Issuance of
common stock
in exchange for
consulting
services at
$0.065 per
share in
February 2003       --         --           9,000            1          584         --            --            --             585

Issuance of
common stock
to Founders in
exchange for
services valued
at $0.0001 per
share in
March 2003          --         --      10,140,000        1,014         --           --            --            --           1,014

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                         Deficit
                                                                 Additional                             Accumulated
                          Preferred                   Common      Paid in      Common        Stock        During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------

Issuance of
common stock
in exchange for
consulting
services valued
at $2.50 per
share in March
2003                --         --          91,060           10      230,624         --            --            --         230,634

Issuance of
common stock
in exchange for
consulting
services valued
at $0.065 per
share in March
2003                --         --           6,000            1          389         --            --            --             390

Common stock
subscribed in
exchange for
cash at $1 per
share in March
2003                --         --            --           --         18,000         --            --            --          18,000

Common stock
issued in
exchange for
consulting
services at
$0.065 per
share on April
1, 2003             --         --         860,000           86       55,814         --            --            --          55,900

Common stock
issued in
exchange for
cash at $1.00
per share on
April 9, 2003       --         --          18,000            2         --           --            --            --               2

Common stock
issued in
exchange for
consulting
services at
$0.065 per
share on April
9, 2003             --         --           9,000            1          584         --            --            --             585

Common stock
issued in
exchange for
consulting
services at
$2.50 per
share on April
23, 2003            --         --           5,000            1       12,499         --            --            --          12,500

Common stock
issued in
exchange for
consulting
services at
$2.50 per
share, on June
12, 2003            --         --          10,000            1       24,999         --            --            --          25,000

Common stock
issued in
exchange for
cash at $1.00
per share on
June 17, 2003       --         --          50,000            5       49,995         --            --            --          50,000

Common stock
subscribed in
exchange for
cash at $2.50
per share
pursuant to
private
placement on
June 27, 2003       --         --            --           --           --         24,000          --            --          24,000

Common stock
retired in
exchange for
note payable at
$0.0118 per
share, in June
30, 2003            --         --      (7,500,000)        (750)         750         --            --            --            --

Common stock
issued in
exchange for
consulting
services at
$0.065 per
share, on June
30, 2003            --         --         270,000           27       17,523         --            --            --          17,550

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
subscribed in
exchange for
cash at $1.00
per share
pursuant to
private
placement on
June 30, 2003       --         --            --           --           --         10,000          --            --          10,000

Common stock
subscribed in
exchange for
cash at $2.50
per share
pursuant to
private
placement on
June 30, 2003       --         --            --           --           --         24,000          --            --          24,000

Common stock
issued in
exchange for
consulting
services at
approximately
$2.01 per
share, July
2003                --         --         213,060           21      428,798         --            --            --         428,819

Common stock
canceled in
July 2003,
previously
issued for
services
rendered at
$2.50 per share     --         --         (24,000)          (2)     (59,998)        --            --            --         (60,000)

Common stock
issued in
exchange for
options
exercised at
$1.00 per
share in July
2003                --         --          20,000            2       19,998         --            --            --          20,000

Common stock
issued in
exchange for
exercised of
options
previously
subscribed at
$1.00 per
share in July
2003                --         --          10,000            1        9,999      (10,000)         --            --            --

Common stock
issued in
exchange for
consulting
services at
approximately
$2.38 per
share, August
2003                --         --         172,500           17      410,915         --            --            --         410,932

Common stock
issued in
exchange for
options
exercised at
$1.00 per
share in August
2003                --         --          29,000            3       28,997         --            --            --          29,000

Common stock
issued in
exchange for
consulting
services at
approximately
$2.42 per
share,
September 2003      --         --         395,260           40      952,957         --            --            --         952,997

Common stock
issued in
exchange for
cash at $2.50
per share-
subscription
payable-
September 2003      --         --          19,200            2       47,998      (48,000)         --            --            --

Common stock
issued in
exchange for
cash at $2.50
per share
pursuant
to private
placement
September 2003      --         --           6,400            1       15,999         --            --            --          16,000

Common stock
issued in
exchange for
options
exercised at
$1.00 per
share in
September 2003      --         --          95,000           10       94,991         --            --            --          95,001

Common stock
subscriptio
receivable
reclassificat
adjustment          --         --            --           --           --           --           2,600          --           2,600

Common Stock
subscribed to
at $2.50 per
share in
September 2003      --         --            --           --           --        300,000          --            --         300,000

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Net Loss for
the year ended
September 30,
2003                --         --            --           --           --           --            --      (3,445,164)   (3,445,164)

               ---------  ---------  ------------  -----------  -----------  -----------  ------------  ------------  ------------
Balance at
September 30,
2003                --    $    --      17,811,082  $     1,781  $ 2,577,568  $   300,000  $       --    $ (3,456,776) $   (577,427)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============

Preferred
shares issues
in exchange for
services at
$25.00 per
share,
October 2003      15,000         15          --           --           --           --            --            --              15

Common stock
issued in
exchange for
consulting
services at
approximately
$2.85 per
share, October
2003                --         --         287,439           29      820,389         --            --            --         820,418

Common stock
issued in
exchange  for
cash at $2.50
per share-
subscription
payable-
October 2003        --         --         120,000           12      299,988     (300,000)         --            --            --

Common stock
canceled in
October 2003,
previously
issued for
services
rendered at
$2.50 per
share               --         --        (100,000)         (10)    (249,990)        --            --            --        (250,000)

Common stock
issued in
exchange for
consulting
services at
approximately
$3 per share,
November 2003       --         --         100,000           10      299,990         --            --            --         300,000

Common stock
subscribed
in exchange for
cash at $2.50
per share
pursuant
to private
placement,
November, 2003      --         --         100,000           10      249,990         --            --            --         250,000

Common stock
subscribed
in exchange for
cash at $2.50
per share
pursuant to
private
placement,
December, 2003      --         --           6,400            1       15,999         --            --            --          16,000

Common stock
issued in
exchange for
consulting
services at
approximately
$2.59 per
share, December
2003                --         --       2,125,500          213    5,504,737         --            --            --       5,504,950

Common Stock
subscribed
to at $2.50 per
share in
December 2003       --         --            --           --           --        104,000          --            --         104,000

Beneficial
conversion
feature
relating to
notes payable       --         --            --           --      1,168,474         --            --            --       1,168,474

Beneficial
conversion
feature
relating to
warrants            --         --            --           --        206,526         --            --            --         206,526

Adjust common
stock par value
from $0.0001 to
$0.50 per
share, per
amendment of
articles dated
in December 200     --         --            --     10,223,166  (10,223,166)        --            --            --            --

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common Stock
issued pursuant
to subscription
at $2.50 share
in January 2004     --         --          41,600       20,800       83,200     (104,000)         --            --            --

Common stock
issued in
exchange for
consulting
services at
$2.95 per
share, January
2004                --         --          13,040        6,520       31,948         --            --            --          38,468

Common stock
issued in
exchange for
consulting
services at
$2.60 per
share, January
2004                --         --         123,000       61,500      258,300         --            --            --         319,800

Common stock
issued in
exchange for
consulting
services at
$3.05 per
share, January
2004                --         --           1,000          500        2,550         --            --            --           3,050

Common stock
issued in
exchange for
employee
services at
$3.07 per
share, February
2004                --         --           6,283        3,142       16,147         --            --            --          19,289

Common stock
issued in
exchange for
consulting
services at
$3.04 per
share, March
2004                --         --          44,740       22,370      113,640         --            --            --         136,010

Common Stock
issued for
options
exercised at
$1.00 per share
in March 2004       --         --          55,000       27,500       27,500         --            --            --          55,000

Common stock
issued in
exchange for
employee
services at
$3.00 per
share, March
2004                --         --           5,443        2,722       13,623         --            --            --          16,345

Common stock
issued in
exchange for
employee
services at
$3.15 per
share, March
2004                --         --           5,769        2,885       15,292         --            --            --          18,177

Preferred
shared
converted to
common shares
for consulting
services at
$3.00 per
share, March
2004              (5,000)        (5)      125,000       62,500      312,500         --            --            --         374,995

Common stock
issued in
exchange for
employee
services at
$3.03 per
share, March
2004                --         --           8,806        4,400       22,238         --            --            --          26,638

Common Stock
issued pursuant
to subscription
at $2.50 per
share in
March 2004          --         --          22,500       11,250       (9,000)        --            --            --           2,250

Beneficial
Conversion
Feature
relating to
Notes Payable       --         --         122,362         --           --           --         122,362

Beneficial
Conversion
Feature
relating to
Warrants            --         --            --           --        177,638         --            --            --         177,638

Common stock
issued in
exchange for
consulting
services at
$2.58 per
share,
April 2004          --         --           9,860        4,930       20,511         --            --            --          25,441

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
issued in
exchange for
consulting
services at
$2.35 per
share,
April 2004          --         --          11,712        5,856       21,667         --            --            --          27,523

Common stock
issued in
exchange for
consulting
services at
$1.50 per
share,
April 2004          --         --         367,500      183,750      367,500         --            --            --         551,250

Common stock
returned to
treasury at
$0.065 per
share,
April 2004          --         --         (50,000)     (25,000)      21,750         --            --            --          (3,250)

Preferred
stock converted
to common stock
for consulting
services at
$1.01 per share
in May 2004       (4,000)        (4)      100,000       50,000       51,250         --            --            --         101,246

Common stock
issued per
subscription
May 2004            --         --          10,000        5,000       (4,000)        --          (1,000)         --            --

Common stock
issued in
exchange for
consulting
services at
$0.86 per
share in
May 2004            --         --         137,000       68,500       50,730         --            --            --         119,230

Common stock
issued in
exchange for
consulting
services at
$1.15 per
share in
May 2004            --         --          26,380       13,190       17,147         --            --            --          30,337

Common stock
returned to
treasury at
$0.065 per
share,
June 2004           --         --          (5,000)      (2,500)       2,175         --            --            --            (325)

Common stock
issued in
exchange for
consulting
services at
$0.67 per
share in
June 2004           --         --         270,500      135,250       45,310         --            --            --         180,560

Common stock
issued in
exchange for
consulting
services at
$0.89 per
share in
June 2004           --         --           8,000        4,000        3,120         --            --            --           7,120

Common stock
issued in
exchange for
consulting
services at
$0.65 per
share in
June 2004           --         --          50,000       25,000        7,250         --            --            --          32,250

Common stock
issued pursuant
to private
placement at
$1.00 per share
in June 2004        --         --         250,000      125,000      125,000         --            --            --         250,000

Common stock
issued in
exchange for
consulting
services at
$0.54 per share
in July 2004        --         --         100,000       50,000        4,000         --            --            --          54,000

Common stock
issued in
exchange for
consulting
services at
$0.72 per share
in July 2004        --         --           5,000        2,500        1,100         --            --            --           3,600

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
issued in
exchange for
consulting
services at
$0.47 per share
in July 2004        --         --         100,000       50,000       (2,749)        --            --            --          47,251

Common stock
issued in
exchange for
consulting
services at
$0.39 per share
in August 2004      --         --         100,000       50,000      (11,000)        --            --            --          39,000

Preferred stock
converted to
common stock
for consulting
services at
$0.39 per share
in August 2004    (2,000)        (2)       50,000       25,000       (5,500)        --            --            --          19,498

Common stock
issued in
exchange for
consulting
services at
$0.50 per share
in August 2004      --         --         100,000       50,000          250         --            --            --          50,250

Common stock
issued in
exchange for
consulting
services at
$0.56 per share
in August 2004      --         --         200,000      100,000       12,500         --            --            --         112,500

Common stock
issued in
exchange for
consulting
services at
$0.41 per share
in August 2004      --         --          92,500       46,250       (8,605)        --            --            --          37,645

Common stock
issued in
exchange for
consulting
services at
$0.52 per share
in September
2004                --         --       1,000,000      500,000       17,500         --            --            --         517,500

Common stock
issued in
exchange for
consulting
services at
$0.46 per share
in September
2004                --         --           5,000        2,500         (212)        --            --            --           2,288

Common stock
issued pursuant
to subscription
at $0.50 per
share in
September 2004      --         --          40,000       20,000         --           --            --            --          20,000

Preferred
shares
converted to
common stock
for consulting
services at
$0.41 per share
in September
2004              (4,000)        (4)      100,000       50,000        4,000         --            --            --          53,996

Preferred
shares issued
in exchange for
service at $25
per share in
September 2004    60,000          6          --           --      1,499,994         --            --            --       1,500,000

Fair value of
2,841,000
warrants issued
to non
employees and
consultants for
services
rendered at
approximately
$0.71 per
warrant in
September 200       --         --            --           --      2,019,862         --            --            --       2,019,862

Net Loss            --         --            --           --           --           --            --     (19,358,258)  (19,358,258)
               ---------  ---------  ------------  -----------  -----------  -----------  ------------  ------------  ------------
Balance at
September 30,
2004              60,000  $       6    23,981,054  $11,990,527  $ 6,118,993  $      --    $     (1,000) $(22,815,034) $ (4,706,508)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
issued in
exchange for
consulting
services at
$0.68 per share
in October 2004     --         --         200,000      100,000       36,000         --            --            --         136,000

Common stock
returned to
treasury at
$0.60 per share
in October 2004     --         --      (1,069,600)    (534,800)    (107,297)        --            --            --        (642,097)

Common stock
issued in
exchange for
consulting
services at
$0.60 per share
in October 2004     --         --          82,500       41,250        8,250         --            --            --          49,500

Common Stock
issued pursuant
to subscription
at $0.60 per
share in
October 2004        --         --         500,000      250,000       50,000     (300,000)         --            --            --

Common stock
issued in
exchange for
consulting
services at
$0.50 per share
in October 2004     --         --         532,500      266,250         --           --            --            --         266,250

Common Stock
issued in
exchange for
debt at $0.50
per share in
October 2004        --         --         500,000      250,000         --           --            --            --         250,000

Common Stock
issued pursuant
to subscription
at $0.45 per
share in
October 2004        --         --       1,000,000      500,000      (50,000)    (450,000)         --            --            --

Common stock
issued in
exchange for
consulting
services at
$0.45 per share
in October 2004     --         --         315,000      157,500      (15,750)        --            --            --         141,750

Common Stock
issued in
exchange for
consulting
services at
$0.47 per share
in November
2004                --         --         100,000       50,000       (3,000)        --            --            --          47,000

Common Stock
issued in
exchange for
consulting
services at
$0.80 per share
in November
2004                --         --         300,000      150,000       90,000         --            --            --         240,000

Common Stock
issued in
exchange for
consulting
services at
$1.44 per share
in November 200     --         --         115,000       57,500      108,100         --            --            --         165,600

Common Stock
issued in
exchange for
employee
services at
$1.44 per share
in November
2004                --         --           5,000        2,500        4,700         --            --            --           7,200

Warrants
exercised at
$0.60 per share
in November
2004                --         --          60,000       30,000        6,000       (4,000)         --            --          32,000

Beneficial
Conversion
discount
relating to
Notes Payable       --         --            --           --      1,465,000         --            --            --       1,465,000

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------

Common stock
issued at
$0.016 per
share in
exchange for
note payable in
December 2004       --         --       5,500,000    2,750,000   (2,661,500)        --            --            --          88,500

Common stock
issued in
settlement of
debt at $0.50
per share in
December 2004       --         --       2,930,000    1,465,000         --       (125,000)         --            --       1,340,000

Fair value of
6,063,500
warrants issued
to non employee
and consultants
for services
rendered at
$0.52 per
warrant in
October and
December 2004       --         --            --           --      3,169,052         --            --            --       3,169,052

Warrants
exercised at
$0.10 per share
in January 2005     --         --          25,000       12,500      (10,000)        --            --            --           2,500

Common Stock
issued in
settlement of
debt at $0.33
per share in
January 2005        --         --       1,628,789      814,395     (276,895)        --            --            --         537,500

Warrants
exercised at
$0.10 per share
in January 2005     --         --          17,500        8,750       (7,000)        --            --            --           1,750

Common Stock
issued in
settlement of
debt at $0.33
per share in
January 2005        --         --       2,399,012    1,199,504     (407,830)        --            --            --         791,674

Common Stock
issued in
exchange fo
consulting
services at
$1.30 per share
in January 2005     --         --         315,636      157,818      252,508         --            --            --         410,326

Fair value of
warrant
liability
reclassed due
to registration
rights granted
in February
2005                --         --            --           --     (3,108,851)        --            --            --      (3,108,851)

Common Stock
issued in
exchange for
consulting
services at
$1.44 per share
in February 200     --         --       5,796,785    2,898,393    5,418,814         --            --            --       8,317,207

Fair value of
55,000 warrants
issued to
consultants for
services at
$1.31 per
warrant in
February 2005       --         --            --           --         72,017         --            --            --          72,017

Common Stock
issued in
settlement of
debt at $0.33
per share in
February 2005       --         --          75,757       37,879      (12,879)        --            --            --          25,000

Warrants
exercised at
$0.10 per share
in February
2005                --         --          20,000       10,000       (8,000)        --            --            --           2,000

Common Stock
issued in
settlement of
debt at $0.33
per share in
February 2005       --         --         606,060      303,030     (103,030)        --            --            --         200,000

Warrants
exercised at
$0.10 per share
in February
2005                --         --          45,000       22,500      (18,000)        --            --            --           4,500

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------

Common Stock
issued in
exchange for
related party
debt at $1.31
per share in
February 2005       --         --       1,500,000      750,000    1,215,000         --            --            --       1,965,000

Common Stock
issued in
settlement of
debt at $0.33
per share in
February 2005       --         --         278,433      139,217      (47,334)        --            --            --          91,883

Common Stock
issued in
exchange for
consulting
services at
$1.17 per share
in February 200     --         --          17,236        8,618       11,548         --            --            --          20,166

Common stock
issued in
exchange for
debt at $0.50
per share in
February 2005       --         --         300,000      150,000         --           --            --            --         150,000

Common Stock
issued in
exchange for
consulting
services at
$0.95 per share
in February
2005                --         --         716,500      358,250      322,425         --            --            --         680,675

Common Stock
issued in
exchange for
consulting
services at
$0.95 per share
in February
2005                --         --          10,500        5,250        4,725         --            --            --           9,975

Common stock
issued in
exchange for
debt at $0.50
per share in
March 2005          --         --      13,202,000    6,601,000         --           --            --            --       6,601,000

Common Stock
issued in
exchange for
consulting
services at
$1.19 per share
in March 2005       --         --         185,000       92,500      127,650         --            --            --         220,150

Options
exercised at
$0.60 per share
in March 2005       --         --         100,000       50,000       10,000         --            --            --          60,000

Common Stock
issued in
exchange for
consulting
services at
$0.98 per share
in March 2005       --         --       1,675,272      837,636      804,131         --            --            --       1,641,767

Common Stock
issued in
exchange for
consulting
services at
$0.92 per share
in March 2005       --         --          24,333       12,167       10,219         --            --            --          22,386

Common Stock
issued in
exchange for
consulting
services at
$0.99 per share
in March 2005       --         --          15,000        7,500        7,350         --            --            --          14,850

Common stock
issued in
exchange for
debt at $0.50
per share in
March 2005          --         --       1,240,000      620,000         --           --            --            --         620,000

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common stock
canceled for
shares issued
in exchange of
debt in
March 2005          --         --        (500,000)    (250,000)        --           --            --            --        (250,000)

Common stock
subscribed
Canceled in
March 2005          --         --            --           --           --        750,000          --            --         750,000

Common Stock
issued in
exchange for
consulting
services at
$0.89 per share
in March 2005       --         --          10,000        5,000        3,900         --            --            --           8,900

Adjust common
stock par value
from $0.50 to
$0.001 per
share, per
amendment of
articles
dated March-05      --         --            --    (32,312,879)  32,312,879         --            --            --            --

Beneficial
Conversion
discount
relating to
Notes Payable
in March 2005       --         --            --           --      7,371,000         --            --            --       7,371,000

Stock options
granted to
employees in
exchange for
services
rendered, at
exercise price
below fair
value of common
stock in March
2005                --         --            --           --        180,000         --            --            --         180,000

Common Stock
issued in
exchange for
consulting
services at
$0.80 per
share in April
2005                --         --         160,000          160      127,840         --            --            --         128,000

Common Stock
issued in
exchange for
consulting
services at
$0.80 per
share in April
2005                --         --          40,000           40       31,960         --            --            --          32,000

Common Stock
issued in
exchange for
consulting
services at
$0.75 per share
in April 2005       --         --         850,000          850      636,650         --            --            --         637,500

Common Stock
issued in
exchange for
consulting
services at
$0.33 per share
in April 2005       --         --         500,000          500      164,500         --            --            --         165,000

Common Stock
canceled during
April 2005,
previously
issued for
services
rendered at
$3.42 per share     --         --         (10,000)         (10)     (34,190)        --            --            --         (34,200)

Common Stock
issued in
settlement of
debt at $0.33
per share in
April 2005          --         --          75,758           77       24,923      (25,000)         --            --            --

Common Stock
issued in
exchange for
consulting
services at
$0.68 per share
in April 2005       --         --          50,000           50       33,950         --            --            --          34,000

Proceeds
received
against
subscription
Payable in June
2005                --         --            --           --           --        118,000          --            --         118,000

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Common Stock
canceled in
June 2005,
previously
issued for
services
rendered at
$0.50 per share     --         --         (10,000)         (10)      (4,990)        --            --            --          (5,000)

Cancellation of
previously
granted stock
options granted
to employees
for services
rendered, at
exercise
price below
fair value
of common stock     --         --            --           --       (180,000)        --            --            --        (180,000)

Common Stock
issued in
exchange for
consulting
services at
$0.60 per share
in July 2005        --         --         157,000          157       94,043         --            --            --          94,200

Common Stock
issued in
exchange for
intellectua
property at
$0.67 per share
in July 2005        --         --      36,000,000       36,000   24,084,000         --            --            --      24,120,000

Common Stock
issued in
exchange for
consulting
services at
$0.60 per share
in July 2005        --         --         640,000          640      383,360         --            --            --         384,000

Common Stock
issued in
exchange for
employee
services at
$0.48 per share
in July 2005        --         --       8,000,000        8,000    3,832,000         --            --            --       3,840,000

Common Stock
issued in
exchange for
consulting
services at
$0.94 per share
in July  2005       --         --         121,985          121      168,217         --            --            --         168,338

Common Stock
issued in
exchange for
consulting
services at
$0.48 per share
in August 2005      --         --         250,000          250      119,750         --            --            --         120,000

Common Stock
penalty shares
issued pursuant
to pending SB-2
registration at
$0.62 per share
in September
2005                --         --         814,158          814      501,858         --            --            --         502,672

Common Stock
penalty shares
issued pursuant
to pending SB-2
registration at
$0.70 per share
in September
2005                --         --         391,224          391      273,466         --            --            --         273,857

Common Stock
issued in
exchange for
consulting
services at
$0.94 per share
in September
2005                --         --         185,000          185      173,715         --            --            --         173,900

Common Stock
returned in
September 2005,
previously
issued for
services
rendered at
$0.40 per share     --         --        (740,000)        (740)    (453,232)      56,000         1,000          --        (396,972)

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Net Loss            --         --            --           --           --           --            --     (67,109,519)  (67,109,519)
               ---------  ---------  ------------  -----------  -----------  -----------  ------------  ------------  ------------
Balance as of
September
30, 2005          60,000  $       6   112,230,392  $   112,230  $82,320,715  $    20,000  $       --    $(89,924,553) $ (7,471,602)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============

Common stock
issued in
exchange for
services at
$0.50 per share
in October 2005     --         --         400,000          400      199,600         --            --            --         200,000

Common Stock
issued in
exchange for
consulting
services at
$0.75 per share
in October 2005     --         --         100,000          100       74,900         --            --            --          75,000

Common Stock
returned in
October 2005,
previously
issued for
services
rendered at
$0.60 per share     --         --        (350,000)        (350)    (209,650)        --            --            --        (210,000)

Common stock
issued pursuant
to subscription
at $0.50 per
share in
December 2005       --         --          40,000           40       19,960      (20,000)         --            --            --

Common Stock to
investors
pursuant to
registration
rights
agreement at
$0.51 per
share in
December 2005       --         --         505,854          506      257,480         --            --            --         257,986

Common Stock
returned in
January  2006,
previously
issued for
services
rendered at
$0.60 per share     --         --        (250,000)        (250)    (149,750)        --            --            --        (150,000)

Common Stock
issued to
investors
pursuant to
registration
rights
agreement at
$0.32 per share
in January 2006     --         --         806,212          806      257,182         --            --            --         257,988

Common Stock
issued to
investors
pursuant to
registration
rights
agreement at
$0.20 per share
in January 2006     --         --       1,289,927        1,290      256,695         --            --            --         257,985

Fair value of
200,000
warrants issued
to consultants
for services
at $0.22 per
warrant in
January  2006       --         --            --           --         43,098         --            --            --          43,098

Common Stock
issued in
exchange for
consulting
services at
$0.17 per share
in February
2006                --         --         160,000          160       27,040         --            --            --          27,200

Common Stock
issued in
exchange for
consulting
services at
$0.16 per share
in February
2006                --         --       3,800,000        3,800      604,200         --            --            --         608,000

Common Stock
returned in
March  2006,
previously
issued for
services
rendered at
$0.80 per share     --         --        (150,000)        (150)    (119,850)        --            --            --        (120,000)

                                                APPLIED DNA SCIENCES, INC
                                              (A development stage company)
                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
                     FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006
                                                       (unaudited)
                                                                                                          Deficit
                                                                 Additional                              Accumulated
                          Preferred                   Common      Paid in      Common        Stock         During
               Preferred   Shares       Common        Stock       Capital      Stock      Subscription  Development
                Shares     Amount       Shares        Amount      Amount     Subscribed    Receivable      Stage          Total
               ---------  ---------  ------------  -----------  -----------  ----------   ------------  ------------  ------------
Previously
issued
warrants
reclassed to
warrant
liability           --         --            --           --     (1,584,614)        --            --            --      (1,584,614)

Common Stock
issued in
exchange for
consulting
services at
$0.20 per share
in July 2006        --         --       2,400,000        2,400      477,600         --            --            --         480,000

Fair value of
stock options
granted to
employees in
exchange for
services
rendered in
September 2006      --         --            --           --        153,000         --            --            --         153,000

Net loss            --         --            --           --           --           --            --      (2,410,237)   (2,410,237)
               ---------  ---------  ------------  -----------  -----------  -----------  ------------  ------------  ------------
Balance as of
September
30, 2006        60,000    $       6  $120,982,385  $   120,982  $82,627,606  $      --    $       --    $(92,334,791) $ (9,586,197)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============

Common stock
issued in
Dec 2006
in settlement
 of related
party debt
at $2.28 per
share               --         --         180,000          180      410,249         --           --             --         410,429

Net loss            --         --            --           --           --           --           --         (671,222)     (671,222)
               ---------  ---------  ------------  -----------  -----------  -----------  ------------  ------------  ------------
Balance as of
December
31, 2006        60,000    $       6   121,162,385  $   121,162  $83,037,855  $      --   $       --     $(93,006,013) $ (9,846,990)
               =========  =========  ============  ===========  ===========  ===========  ============  ============  ============



See accompanying notes to consolidated financial statements


                                                        APPLIED DNA SCIENCES, INC
                                                      (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                               (unaudited)
                                                                                                                  For the Period
                                                                                                               September 16, 2002
                                                                                                               (Date of Inception)
                                                                    For the three months ended December 31,          through
                                                                                2006               2005         December 31, 2006
                                                                            ------------       ------------       ------------
Cash flows from operating activities:                                                            RESTATED
Net income (loss)                                                           $   (671,222)      $  2,819,451       $(93,006,013)
Adjustments to reconcile net loss to net used in operating activities:

Depreciation and amortization                                                    107,879            336,942          1,837,605

Organization expenses                                                               --                 --               88,500

Impairment of intangible assets                                                     --                 --            5,655,011

Preferred shares issued in exchange for services                                    --                 --            1,500,000

Options and warrants issued in exchange for services rendered                       --                 --           11,001,255

Income attributable to repricing of warrants and debt derivatives             (2,098,471)        (6,788,790)       (35,644,299)

Financing costs attributable to issuance of warrants                                --            1,758,900         25,419,214

Amortization of beneficial conversion feature-convertible notes                     --                 --           10,461,000

Amortization of capitalized financing costs                                      388,775               --            1,024,788

Amortization of debt discount attributable to convertible debentures             455,400               --            1,186,890

Debt in exchange for common stock at fair market price                              --                 --            1,365,000

Common stock issued in exchange for services rendered                               --               75,000         31,964,573
Common stock exchanged for intellectual property in connection with
costs of acquiring intangible assets                                                --                 --           14,689,100
Common stock issued in connection with penalties pursuant to
registration                                                                        --              257,986          1,550,487

Common stock canceled-previously issued for services rendered                       --             (210,000)        (1,343,845)
Change in assets and liabilities:

Increase in accounts receivable                                                     (977)              --              (19,027)

Decrease (increase) in prepaid expenses and deposits                              40,000               --              (80,489)
Decrease (increase) in other assets                                                 --               (4,975)
Increase in due related parties                                                     --               53,805               --

Increase (decrease) in accounts payable and accrued liabilities                1,217,460          1,288,311          6,747,621
                                                                            ------------       ------------       ------------

Net cash used in operating activities                                           (561,156)          (413,370)       (15,602,629)

Cash flows from investing activities:

Payments for patent filing                                                          --                6,103            (25,698)

Acquisition (disposal) of property and equipment, net                            (11,039)            (9,397)          (188,360)
                                                                            ------------       ------------       ------------

Net cash provided by (used in) investing activities                              (11,039)            (3,294)          (214,058)

Cash flows from financing activities:

Proceeds from sale of common stock, net of cost                                     --                 --              432,000

Proceeds from issuance of convertible notes                                         --                 --           12,968,900

Proceeds from sale of options                                                       --                 --              343,750

Repayment of debt                                                                   --                 --              (24,854)

Proceeds from loans                                                                 --              550,000          2,750,000
                                                                            ------------       ------------       ------------

Net cash provided by financing activities                                           --              550,000         16,469,796

                                                        APPLIED DNA SCIENCES, INC
                                                      (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                               (unaudited)
                                                                                                                  For the Period
                                                                                                               September 16, 2002
                                                                                                               (Date of Inception)
                                                                    For the three months ended December 31,          through
                                                                                2006               2005         December 31, 2006
                                                                            ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                            (572,195)           133,336            653,109

Cash and cash equivalents at beginning of period                               1,225,304             31,190               --
                                                                            ------------       ------------       ------------
Cash and cash equivalents at end of period                                  $    653,109       $    164,526       $    653,109
                                                                            ============       ============       ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during period for interest                                                --                 --                 --

Cash paid during period for taxes                                                   --                 --                 --

Non-cash transactions:

Common stock issued for services                                                    --               75,000         31,964,573
Common stock issued in exchange for intellectual
property                                                                            --                 --
Common stock issued in exchange for previously
incurred debt                                                                    410,429               --            2,707,729
Common stock canceled-previously issued for services
rendered                                                                            --             (210,000)        (1,343,845)

Common stock issued for ESOP shares                                                 --                 --
Common stock penalty shares issued pursuant to Pending
SB-2 registration                                                                   --              257,986

Amortization of beneficial conversion feature                                       --                 --           10,461,000
Preferred shares in exchange for service at $25 per
share in September 2004                                                             --                 --            1,500,000

Warrants issued in exchange for financing costs                                     --            1,758,900         24,907,115
Fair value of options and warrants issued to
consultants for services                                                            --                 --           11,001,255

Acquisition:

Common stock retained                                                               --                 --                1,015

Assets acquired                                                                     --                 --                 (135)
                                                                            ------------       ------------       ------------

Total consideration paid                                                            --                 --                  880
                                                                            ------------       ------------       ------------
Organizational expenses-note issued in exchange for
shares retired                                                                                                          88,500

Common stock issued in exchange for note payable                                                                        88,500

See the accompanying notes to the consolidated financial statements

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.

Business and Basis of Presentation

     On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, the Company has accumulated losses of $93,006,013.

     The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary ProHealth Medical Technologies, Inc. Significant inter-company transactions have been eliminated in consolidation.

Reclassification

     Certain prior period amounts have been reclassified for comparative purposes.

Property and Equipment

     Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At December 31, 2006 property and equipment consist of:


Computer equipment              $  27,404
Lab equipment                      54,973
Furniture                         105,985
Accumulated  depreciation        (36,104)
                                 --------
Net                             $ 152,258

Stock Based Compensation

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2006 and for the subsequent periods. The Company did not issue employee options as stock-based compensation during the three months ended December 31, 2006 and therefore has no unrecognized stock compensation related liabilities ended December 31, 2006.

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of the grant. Prior to January 1, 2006 we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

     In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the three months ended December 31, 2006; the Company did not grant any employee stock options.

     The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for three months ended December 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure":

                                                                              For the Period
                                                                             September 16, 2002
                                       For the Three        For the Three    (Date of Inception)
                                        Months ended         Months ended          through
                                      December 31, 2006    December 31, 2005  December 31, 2006
                                      -----------------    -----------------  -----------------
Net income (loss) - as reported          $ (671,222)          $ 2,819,451       $ (93,006,013)

Add: Total stock based employee
compensation expense as reported
under intrinsic value method (APB
No. 25)                                           -                    -                    -

Deduct: Total stock based employee
compensation expense as reported
under fair value method (FASB No.
123)                                              -                    -          (1,406,350)
                                         ----------          -----------       --------------

Net Income (loss) - Pro Forma            $(671,222)          $ 2,819,451       $ (94,412,363)
                                         ==========          ===========       ==============

Net Income (loss) attributable to
common stockholders - Pro Forma          $(671,222)          $ 2,819,451       $ (94,412,363)
                                         ==========          ===========       ==============

Basic income (loss) per share - as
reported                                 $   (0.01)          $      0.03       $       (1.62)
                                         ==========          ===========       ==============

Basic income (loss) per share -Pro
forma                                    $   (0.01)          $      0.03       $       (1.65)
                                         ==========          ===========       ======= ======

Fully diluted income per share - as
reported                                        N/A          $      0.02                  N/A
                                                ===          ====== ====                  ===
Fully diluted income per share -Pro
forma                                           N/A          $      0.02                  N/A
                                                ===          ===========                  ===

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


Revenue Recognition

     Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2006 the Company did not have any deferred revenue.

     SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Concentrations of Credit Risk

     Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2006, allowance for doubtful receivable was $0.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


Net income (loss) per share

     The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended December 31, 2005:

                                                              Three Months Ended
                                                              December 31, 2005
                                                              ------------------
Net income used in computing basic net income per share          $  2,629,918

Impact of assumed assumptions:
 Fair value of warrants relating to convertible debt
 charged to interest expense                                       1,758,900

Impact of equity classified as liability:
  Gain on warrant liability marked to fair value                  (6,788,790)
                                                                 ------------

Net loss in computing diluted net loss per share:                $(2,399,972)
                                                                 ============

     The weighted average shares outstanding used in the basic net income per share computations for the three months ended December 31, 2005 was 53,002,278. In determining the number of shares used in computing diluted loss per share, the Company added approximately 110,390,670 potentially dilutive securities for the three months ended December 31, 2006. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three months ended December 31, 2006 was $0.02.

Derivative Financial Instruments

     The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the "Serial Notes") entered into in 2006 (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company recorded the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital in the three months ended December 31, 2006 totaled $1,584,614. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 111 to 112%; and risk free interest rate of 4.96 to 5.15% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note F).

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


NOTE B - INTANGIBLE ASSETS AND AMORTIZATION

     The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

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

     The identifiable intangible assets acquired and their carrying value at December 31, 2006 are:

Trade secrets and developed technologies              $9,430,900
(Weighted average life of 7 years)
Patents (Weighted average life of 5 years)                34,257
                                                     -----------
Total Amortized identifiable intangible               $9,465,157
assets-Gross carrying value:
Less:
Accumulated Amortization                             (1,795,343)
Impairment                                           (5,655,011)
                                                     -----------
Net:                                                 $ 2,014,803
Residual value:                                      $         0

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


     Total amortization expense charged to operations for the three months ended December 31, 2006 and 2005 was $92,661 and $338,545, respectively.

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

     Convertible notes payable as of December 31, 2006 are as follows:


10% Secured Convertible Notes Payable dated March 8, 2006,
net of unamortized debt discount of $393,910 (see below)     $  1,106,090

10% Secured Convertible Notes Payable dated May 2, 2006,
net of unamortized debt discount of $212,758 (see below)          787,242

10% Secured Convertible Notes Payable dated June 15, 2006,
net of unamortized debt discount of $626,161 (see below)        2,323,839
                                                             --=---------
                                                                4,217,171
Less: current portion                                         (4,217,171)
                                                             ------------
                                                             $         -

10% Secured Convertible Promissory Notes dated March 8, 2006

     On March 8, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,500,000 (the "Serial Notes") and warrants to purchase 3,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on September 7, 2007 and are convertible into the Company's common stock, at the holder's option, at fifty cents ($0.50) per share during the period from the date of issuance (March 8, 2006) through March 7, 2007. Should the holder of the Serial Note elect not to convert to the Company's common stock on or before March 7, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company's common stock at an amount equal to 80% of the average bid price of the Company's common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of September 7, 2007. At any time prior to conversion, the Company will have the right to prepay the promissory notes and accrued but unpaid interest thereon in cash upon 3 days notice, allowing the holders to convert the promissory notes during such notice period. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company's pending Registration Statement (SEC File 333
- 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Serial Notes, in an amount equal to 2% of the unpaid principal balance per month if the above deadlines are not met. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


     The warrants are exercisable for five years from March 8, 2006 until March 7, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrants for $1.25 per share at the earlier of (i) one year from issuance or (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the Company's common stock trades at or above $1.25 per share for twenty (20) consecutive trading days. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

     The initial relative fair value assigned to the embedded derivatives was $346,500.

     In conjunction with the Notes, the Company issued warrants to purchase 3,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $512,100.

     The Company recorded the fair value of the derivatives ($346,500) and warrants ($512,100) to debt discount, aggregating $858,600, which will be amortized to interest expense over the term of the Notes. Amortization of $143,100 was recorded for the three months ended December 31, 2006.

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

10% Secured Convertible Promissory Notes dated May 2, 2006

     On May 2, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,000,000 (the "Serial Notes") and warrants to purchase 2,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder's option, at fifty cents ($0.50) per share during the period from the date of issuance (May 2, 2006) through May 2, 2007. Should the holder of the Serial Note elect not to convert to the Company's common stock on or before May 2, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company's common stock at an amount equal to 80% of the average bid price of the Company's common stock on the Over-The-Counter Bulletin Board during the 12 months prior to such conversion. At any time prior to conversion, the Company will have the right to prepay the promissory notes and accrued but unpaid interest thereon in cash upon 3 days notice, allowing the holders to convert the promissory notes during such notice period. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company's pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

     The warrants are exercisable for four years from May 2, 2007 until May 2, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrants for $0.001 per share at the earlier of (i) one year from issuance and (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


Company's common stock trades at and above $1.00 per share for twenty (20) consecutive trading days. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

     The initial relative fair value assigned to the embedded derivatives was $82,358.

     In conjunction with the Notes, the Company issued warrants to purchase 2,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $373,600.

     The Company recorded the fair value of the derivatives ($82,358) and warrants ($373,600) to debt discount, aggregating $455,958, which will be amortized to interest expense over the term of the Notes. Amortization of $91,200 was recorded for the three months ended December 31, 2006.

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

10% Secured Convertible Promissory Notes dated June 15, 2006

     On June 15, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $2,950,000 (the "Serial Notes") and warrants to purchase 5,900,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder's option, at fifty cents ($0.50) per share during the period from the one years from the date of issuance (June 15, 2006) through June 15, 2007. Should the holder of the Serial Note elect not to convert to the Company's common stock on or before June 15, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company's common stock at an amount equal to 80% of the average bid price of the Company's common stock on the Over-The-Counter Bulletin Board during the 12 months prior to such conversion. At any time prior to conversion, the Company will have the right to prepay the promissory notes and accrued but unpaid interest thereon in cash upon 3 days notice, allowing the holders to convert the promissory notes during such notice period. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company's pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

     The warrants are exercisable for four years from June 15, 2007 until June 15, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrants for $0.001 per share at the earlier of (i) one year from issuance and (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the Company's common stock trades at and above $1.00 per share for twenty (20) consecutive trading days. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


     The initial relative fair value assigned to the embedded derivatives was $175,321.

     In conjunction with the Notes, the Company issued warrants to purchase 5,900,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $929,840.

     The Company recorded the fair value of the derivatives ($175,321) and warrants ($929,840) to debt discount, aggregating $1,105,161, which will be amortized to interest expense over the term of the Notes. Amortization of $221,100 was recorded for the three months ended December 31, 2006.

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

$1,675,000 Convertible Notes

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

     In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,465,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in February 2005, the debt discount attributed to the beneficial conversion feature of $1,465,000 was charged to interest expense in its entirety during the six months ended March 31, 2005.

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

$7,371,000 Convertible Notes

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


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

     In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $7,731,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company's common stock in February 2005, the debt discount attributed to the beneficial conversion feature of $7,371,000 was charged to interest expense in its entirety during the six months ended March 31, 2005.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


     During the fiscal year ended September 30, 2003, the Company issued 2,369,130 shares of common stock, net of cancellation of 860,000 shares in exchange for consulting services. The Company valued the shares issued at $2,191,227, net of cancellation of $60,008, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

     In November 2003, the Company issued 876,000 shares of common stock in exchange for subscription at approximately $0.065 per share.

     In January 2003, the Company issued 1,500,000 shares of common stock in exchange for a licensing agreement. The Company valued the shares issued at approximately $0.065 per share, which represents the fair value of the license received which did not differ materially from the value of the stock issued. The Company charged the cost of the license to operations.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


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

     In July 2005, the Company issued 36 million shares in exchange for intellectual property at approximately $0.67 per share for a total of $24,120,000. The value of the acquired intangible assets was established at $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction. (See Note B)

     In 2005, the Company issued 8,550,000 shares of its common stock without restriction to employees in exchange for services rendered. The Company valued the shares issued at market value and charged to operations in the period the shares were issued. The Company is investigating the circumstances surrounding the issuance of the shares and the possible subsequent resale of certain of the shares on the open market and the possibility of violations of securities laws (see Note H).

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


     Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Note D). In connection with the $1,465,000 and $7,371,000 million convertible debt financing, the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005. Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of the Company's common stock accruing at a rate of 3.5% per month on the face value of the previously issued convertible notes. During the year ended September 30, 2005, the Company has paid and charged to operations penalties of $776,529 in the form of 605,382 unregistered shares of its common stock to the former note holders.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


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

     In December 2006, the Company issued 180,000 shares of common stock in settlement of a previously incurred debt of $410,429 held by a related party (see Note G).

NOTE E - STOCK OPTIONS AND WARRANTS

Warrants

     The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

                                               Warrants                                                    Exercisable
                                              Outstanding             Weighted                              Weighted
                                               Remaining              Average            Weighted            Average
   Exercise             Number                Contractual             Exercise           Average            Exercise
    Prices            Outstanding             Life(Years)              Price           Exercisable            Price
----------------    ----------------    ------------------------   ---------------   ----------------      ---------------
     $0.09            18,900,000                 4.67                  $0.09            18,900,000            $0.09
     $0.10              105,464                  2.51                  $0.10             105,464              $0.10
     $0.20               5,000                   2.14                  $0.20              5,000               $0.20
     $0.50            16,450,000                 3.52                  $0.50            8,550,000             $0.50
     $0.55             9,000,000                 2.22                  $0.55            9,000,000             $0.55
     $0.60             8,847,000                 3.13                  $0.60            8,847,000             $0.60
     $0.70              950,000                  1.34                  $0.70             950,000              $0.70
     $0.75            17,727,000                 3.50                  $0.75            17,727,000            $0.75
                      ----------                                                        ----------
                      71,984,464                                                        64,084,464
                      ==========                                                        ==========

     Transactions involving warrants are summarized as follows:

                                                                      Weighted
                                                                      Average
                                                     Number of       Price Per
                                                       Shares          Share
                                                    -----------      ----------
Balance, September 30, 2004                           4,870,253        $0.63
Granted                                              32,873,000         0.71
Exercised                                              (142,500)        0.34
Canceled or expired                                    (731,289)        0.65
                                                    -----------        -----
Balance, September 30, 2005                          36,869,464         0.67
Granted                                              35,500,000         0.29
Exercised                                                   -            -
Canceled or expired                                         -            -
                                                    -----------        -----
Outstanding at September 30, 2006                    72,369,464         0.48
Granted                                                     -            -
Exercised                                                   -            -
Canceled or expired                                    (385,000)       (0.71)
                                                    -----------        -----
Balance, December 31, 2006                           71,984,464        $0.48
                                                    ===========        =====

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


Employee Stock Options

     The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

           Options Outstanding                               Options Exercisable
--------------------------------------------     ----------------------------------------------
                                  Weighted
                                   Average          Weighted                         Weighted
                                  Remaining          Average                          Average
    Exercise        Number       Contractual        Exercise        Number           Exercise
     Prices      Outstanding    Life (Years)          Price      Exercisable           Price
--------------   -------------  ------------    --------------   ------------    --------------
$         0.68     3,660,000           4.75     $         0.68     2,745,000     $         0.68
          0.09     2,000,000           4.91               0.09       500,000               0.09
                   ---------                                       ---------
                   5,660,000                                       3,245,000               0.47

     Transactions involving stock options issued to employees are summarized as follows:

                                    Number of     Weighted Average Exercise
                                      Shares           Price Per Share
                                    ----------    -------------------------
Outstanding at October 1, 2005       3,660,000                $0.68
      Granted                        2,000,000                 0.09
      Exercised                              -                    -
      Cancelled or expired                   -                    -
                                             -                    -
Outstanding at September 30, 2006    5,660,000                $0.47
                                     ---------                -----
      Granted                                -                    -
      Exercised                              -                    -
      Canceled or expired                    -                    -
                                             -                    -
                                     ---------                -----
Outstanding at December 31, 2006     5,660,000                $0.47

     The Company did not grant any employee options during the three months ended December 31, 2006.

     Effective January, 2006, the Company adopted SFAS 123R and recognized compensation expense in its financial statements in fiscal 2006. Prior to the adoption of SFAS 123R, the Company

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


accounted for its stock option plans according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation costs were recognized upon issuance or exercise of stock options for fiscal 2005.

     SFAS No. 123, "Accounting for Stock-Based Compensation," required the disclosure of the estimated fair value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.

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

     As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company determined the fair value of the embedded derivatives and valued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.74 to 5.00%, and a volatility of 83.69%. The determined value of both the warrants and the underlying embedded derivatives as of December 31, 2006 was $2,432,324. The net change in the fair value of the derivative and warrant liability values from September 30, 2006 has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

NOTE G- RELATED PARTY TRANSACTIONS

     On December 12, 2006, the Company issued 180,000 shares of its common stock as settlement of the outstanding related party note payable of $410,429 and related accrued interest of $8,884 (see Note D).

     The Company's officers have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. There were no advances due at December 31, 2006.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


     On November 13, 2006, The Company restructured its consulting agreement with Timpix for consulting services of three former Biowell employees. Drs Jun-Jei Sheu, Ben Liang and Johnson Chen. The restructured consulting agreement expires on July 15, 2007 or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company. The revised consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the agreement, the Company is obligated to pay $120,000, $100,000 and $80,000 per year pro-rated for each week, or part thereof, of time spent within the United States providing full time services for Drs Jun-Jei Sheu, Ben Lang and Johnson Chen, respectively. The Company is obligated to provide a corporate house for the Consultants while working in the United States. All previous fees incurred through November 13, 2006 have been waived.

     In July 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license the Company's products in selected Asian countries. The exclusive license for such selected territories is for an initial period of until December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies developed by the Company and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Cumulative royalties earned from the period July 2005 through December 31, 2006 totaled $34,698. Net amounts owed to the Company by Biowell in connection with the royalty agreement as of September 30, 2006 are $9,396.

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by significant former shareholder, expiring in November 2007. In November 2005, the Company vacated the Los Angeles facility to relocate to the new Stony Brook New York address. Total lease rental expenses for the three months ended December 31, 2006 was $12,500.

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

     On November 13, 2006, The Company restructured its consulting agreement with Timpix International Limited ("Timpix") for consulting services of three former Biowell employees. Drs Jun-Jei Sheu, Ben Liang and Johnson Chen. The restructured consulting agreement expires on July 15, 2007 or

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


until all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company. The revised consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the agreement, the Company is obligated to pay $120,000, $100,000 and $80,000 per year pro-rated for each week, or part thereof, of time spent within the United States providing full time services for Drs Jun-Jei Sheu, Ben Lang and Johnson Chen, respectively. The Company is obligated to provide a corporate house for the Consultants while working in the United States. All previous fees incurred through November 13, 2006 have been waived.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


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

Registration of Company's Shares of Common Stock

     Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Notes D and H). In connection with the $1,465,000 and $7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively, the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005 (see Note C). Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. During the year ended September 30, 2006, the Company has paid and charged to operations penalties of $773,958 in the form of unregistered shares of its common stock to the former note holders, and has accrued and charged to operations an additional $5,129,011 representing unpaid penalties through December 31, 2006.

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

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements as of December 31, 2005 and the three months ended December 31, 2005 have been restated to correct the following errors in its previously issued financial statements.

     o In connection with our review of our outstanding warrants and options to acquire our Company's stock during the year ended September 30, 2005, the Company determined it erroneously classified as equity warrants that should have been classified as derivative liabilities. The Company determined the warrants have registration rights for the underlying common shares and the contract must be settled by the delivery of registered shares. Since the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants are to be recorded as a derivative liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet and the change in fair value from the date of issuance to December 31, 2005 of $6,788,790 has been included in other income in the accompanying restated financial statements.

     o In connection with our review of our outstanding warrants and options to acquire our Company's stock, the Company determined $329,700 of liquidated damages payable to investors pursuant to the terms of the Registration Rights Agreement had not been accounted for and recorded as a selling, general and administrative expense.

     o In connection with our review of our outstanding warrants and options to acquire our Company's stock, the Company determined the issuance of 5,500,000 warrants to acquire the Company's common stock in connection with the issuance of debt was erroneously valued at $563,750 and was erroneously charged to selling, general and administrative expense; the fair value of the warrants was $1,758,900 and has been charged to interest expense.

     The impact of these restatement adjustments is to decrease the reported net loss by $5,263,940 from a loss of $2,444,489 to net income of $2,819,451 for the three months ended December 31, 2005. There was no effect on total cash flows provided by (used in) operations, investing or financing activities.

     The following are reconciliations of the Company's condensed consolidated statements of income for the three months ended December 31, 2005 and the condensed consolidated statement of cash flows for the three months ended December 31, 2005:

     (1)  Under Selling, general and administrative:

          a. Recording three month liquidation damages relating to December 2004 Convertible note discussed in Note C above of $153,825

          b. Recording three month liquidation damages relating to 2003 bridge Convertible note discussed in Note C above of $175,875.

          c. The Company originally recorded under Selling, general and administrative an estimate of the fair value of warrants issued in conjunction with the November 2005 convertible notes of $563,950

     The net effect to selling, general and administrative is a reduction of $234,250, net of items a, b and c above.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


     (2) Under Net gain/loss on reevaluation of debt derivative and warrant liability:

          Recording of the change in warrant valuation from September 30, 2005 (previous reporting period) to December 31, 2005 of $6,788,790

     (3)  Under Interest Income (expense):

          In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued warrants that have registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $1,758,900 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions:
          (1) dividend yield of 0%; (2) expected volatility of 156%, (3) risk-free interest rate of 4.55%, and (4) expected life of 5 years.

                            APPLIED DNA SCIENCES, INC
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (Unaudited)


NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS


               Condensed Consolidated Statement of Income (Losses)
                  For the Three Months Ended December 31, 2005

                                                     As previously
                                                        Reported        Adjustment       Reference      As Restated
                                                     -------------     ------------      --------      -------------
Selling, general & administrative                     $  2,078,727     $   (234,250)        1          $   1,844,477
Research and development                              $    342,699     $                                     342,699
Depreciation                                          $     16,270     $                               $      16,270
Total operating expenses                              $  2,437,696     $   (234,250)        1          $   2,203,446
Net loss from operations                              $ (2,437,696)    $   (234,250)        1          $  (2,203,446)
Net gain (loss) in fair value of debt derivative and
   warrant liability                                  $          -     $  6,788,790         2          $   6,788,790
Other income (expense)                                $     13,013     $                               $      13,013
Interest income (expense)                             $    (19,806)    $ (1,758,900)        3          $  (1,778,906)
Net income (loss)                                     $ (2,444,489)    $  5,263,940       1,2,3        $   2,819,451
Net income (loss) per share-basic                     $      (0.02)          0.05                      $      0.03
Net income (loss) per share-fully diluted                       NA           0.02                      $      0.02

                                   Condensed Consolidated Statement of Cash Flows
                                    For the Three Months Ended December 31, 2005

Cash flows from operating activities
Net income (loss)                                     $ (2,444,489)    $  5,263,940       1,2,3        $   2,819,451
Adjustments to reconcile to net used in operating
   activities
Depreciation and amortization                         $    336,942     $                               $     336,942
Warrants issued to consultants                        $    563,750     $   (563,750)        1          $         -
Income attributable to repricing of warrants and debt
   derivatives                                        $          -     $ (6,788,790)        2          $  (6,788,790)
Financing costs attributable to issuance of warrants  $          -     $  1,758,900         3          $   1,758,900
Common stock issued in exchange for services          $     75,000     $                               $      75,000
Common stock issued as penalty in connection with
   financing                                          $    257,986     $                               $     257,986
Common stock canceled-previously issued for services
   rendered                                           $   (210,000)    $                               $    (210,000)
Increase in other assets                              $     (4,975)    $                               $      (4,975)
Increase in due related parties                       $     53,805     $                               $      53,805
Increase (decrease) in accounts payable and accrued
   liabilities                                        $    958,611     $    329,700         1          $   1,288,311
Net cash used in operating activities                 $   (413,370)    $                               $    (413,370)
Cash flows from investing activities:
Payments for patent filing                            $      6,103                                             6,103
Capital expenditures                                  $     (9,397)    $                               $      (9,397)
Net cash used in investing activities                 $     (3,294)    $                               $      (3,294)
Cash flows from financing activities
Proceeds from loans                                   $    550,000     $                               $     550,000
Net cash provided by financing activities             $    550,000     $                               $     550,000
Net increase in cash and cash equivalents             $    133,336     $                               $     133,336
Cash and cash equivalents at beginning of period      $     31,190     $                               $      31,190
Cash and cash equivalents at end of period            $    164,526     $                               $     164,526

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "can", "may", "believe", "designated to", "will", "expect", "plan", "anticipate", "estimate", "potential" or "continue", or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

         o        discuss our future expectations;

         o contain projections of our future results of operations or of our financial condition; and

         o        state other "forward-looking" information.

         We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

Product Research and Development

         We anticipate spending approximately $200,000 for product research and development activities during the next twelve (12) months. This projected expenditure for product research and development activities is dependent upon our ability to obtain sources of financing or generate revenues . There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected research and product development costs during the next twelve (12) months.

Acquisition of Plant and Equipment and Other Assets

         We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do anticipate spending approximately $200,000 on the acquisition of leasehold improvements during the next 12 months. This projected expenditure for leasehold improvements is dependent upon our ability to obtain sources of financing or generate revenues. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of the leasehold improvements during the next 12 months.

Number of Employees

         We currently have seven employees and two part-time employees. We anticipate that it may become desirable to add additional full and/or part time employees to discharge certain critical functions during the next 12 months. Specifically, the company expects to increase its staffing dedicated to sales, product prototyping, manufacturing of DNA Markers and forensic authentication services. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries. Any such increase in personnel is dependent upon our ability to generate sufficient revenues or obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund an increase in the number of our employees. If we expand by hiring additional employees, we will incur additional costs for such personnel.

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

         The accounting policies identified as critical are as follows:

         o        Equity issued with registration rights

         o        Warrant liability

         o        Fair value of intangible assets


Equity Issued with Registration Rights

         In connection with the placements of our convertible notes and warrants to certain investors during the fiscal quarters ended December 31, 2003, December 31, 2004, March 31, 2005, March 31, 2006 and June 30, 2006, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although these notes and warrants do not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, the common stock underlying the notes and warrants subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet until such time as the conditions are eliminated.

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

         The identifiable intangible assets acquired and their carrying values at December 31, 2006 are:

                                                                                               Weighted
                                                                                               Average
                    Gross             Accumulated                                            Amortization
                   Carrying         Amortization and                        Residual            Period
                    Amount         Impairment Charge           Net           Value             (Years)
Amortizable
Intangible
Assets:

Intellectual
Property          $9,430,900           $7,339,100          $2,091,800          --                  7

Patents             34,237               18,574              15,663            --                  5

Total
Amortized
Identifiable
Intangible        $9,465,137           $7,357,674          $2,107,463          --                 6.99

         Total amortization expense charged to operations for the three months ended December 31, 2006 and 2005 were $92,661 and $338,545.

         Estimated amortization expense as of December 31, 2006 is as follows:

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

Restatement of Consolidated Financial Statements

         The Company has restated its consolidated financial statements as of and for the year ended September 30, 2005 and the quarterly unaudited data for the first three quarters of 2006 and all of 2005.

         These restatements and resulting revisions relate to the accounting treatment for and disclosure regarding the issuance by the Company of options and warrants to acquire the Company's common stock. In addition the Company corrected certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company director. These errors were discovered in connection with comments raised by the SEC in their review and comment on the Company's Registration Statement on Form SB-2, as amended.

         In this regard, you should rely on the restated financial results for the fiscal year ended September 30, 2005 and for each of the quarters in the year 2005 and the first, second and third quarters of 2006. As the Company previously reported in its Current Report on Form 8-K, dated May 16, 2006, you should not rely on the Company's previously issued consolidated financial statements and other financial information for these reporting periods.

         The consolidated financial statements for the three months ended December 31, 2005 have been restated from the amounts previously reported to correct the accounting for financial derivatives. While the effect of the corrections to the financial statements is fully described in accompanying notes to the restated consolidated financial statements, the following is a summary of the net effect of the errors on these consolidated financial statements:

         o the Company's net loss for the three months ended December 31, 2005 decreased by $5,263,940 from a net loss of $2,444,489 to a net income of $2,819,451.


Comparison of Results of Operations for the Three Months Ended December 31, 2006 and 2005 Revenues

         From our inception on September 16, 2002, we have not generated significant revenues from operations.


Costs and Expenses

Selling, General and Administrative

         Selling, general and administrative expenses for the three months ended December 31, 2006 compared to the same period in 2005 increased from $1.844 million to $2.054 million in the same period last year. This increase of $0.21 million, or 11.4%, is primarily attributable to costs incurred in connection with professional services.

Research and Development

         Research and development expenses increased by $13,036 from $16,270 to $29,306 for the three months ended December 31, 2006 compared to the same period in 2005 primarily due to increased independent testing costs.

Depreciation and Amortization

         In the three months ended December 31, 2006, depreciation and amortization decreased by $234,820 from $342,699 to $107,879 for the period compared to the same period in 2005. The decrease is attributable to the reduced amortization of our intellectual property due to our impairment recorded in September 30, 2006.

Total Operating Expenses

         Total operating expenses decreased to $2.19 million from $2.2 million, or a decrease of $0.01 million as a result of the combination of factors listed above.

Other Income/Loss

         Gain on reevaluation of debt derivative and warrant liability decreased by $4.7 million from $6.8 million to $2.1 million for the three months ended December 31, 2006 as compared to the same period in 2005.

Interest Expenses

         Interest expense for the three months ended December 31, 2006 decreased by $1.2 million to $0.58 million from $1.78 million in the same period of 2005. In the three months ended December 31, 2005, we incurred non-cash interest expense relating to the fair value of warrants issued in conjunction with our November 2005 financing of $1.79 million.

Net Income (loss)

         Net loss for the three months ended December 31, 2006 increased to a loss of $0.67 million from a net income of $2.82 million in the prior period as a result of the combination of factors described above.

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

         As of December 31, 2006, we had $4,217,171 in outstanding notes payables. Please see "Management's Discussion and Analysis -- Liquidity and Capital Resources" and Note C to the financial statements in this quarterly report for a full description of the terms of the outstanding promissory notes.

         Substantially all of the real property used in our business is leased under operating lease agreements.

         As of December 31, 2006, we had a working capital deficit of approximately $10.26 million. For the three months ended December 31, 2006, we generated a net cash flow deficit from operating activities of $561,156 consisting primarily of year to date losses of $671,222. Non-cash adjustments included $952,054 in depreciation and amortization charges net with a non-cash reduction of $2,098,471 attributable to the repricing of the debt derivative and warrant liability. Additionally, we had a net decrease in current assets of $39,023 and a net increase in current liabilities of $1,217,460. Cash used in investing activities totaled $11,039, which was utilized for acquisition of property and equipment. We did not have any cash provided by financing activities for the three months ended December 31, 2006.

         From our inception on September 16, 2002 through December 31, 2006, we generated a cash flow deficit of $15,602,629 from operating activities. Cash flows used in investing activities was $214,058 during this period. We met our cash requirements during this period through the private placement of $432,000 of common stock, $12,968,900 from the issuance of convertible notes, $2,725,146 from the issuance of notes payable (net of repayments and costs) and $343,750 from the proceeds from the exercise of options to acquire our common stock.

         We expect capital expenditures to be less than $200,000 in fiscal 2007. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

         We have raised capital to meet our working capital needs in the past, and will likely require additional financing within the next two (2) to three
(3) months in order to meet our current and projected cash flow deficits from operations and development. We presently do not have any available credit, bank financing or other readily available external sources of liquidity. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, a downturn in the U.S. or global stock and debt markets and other reasons could make it more difficult to obtain financing through the issuance of equity securities or borrowing. Further, if we issue additional equity or convertible debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

         Our registered independent certified public accountants have stated in their report dated January 5, 2007, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

         Pursuant to the terms of a registration rights agreement with respect to common stock underlying convertible notes and warrants we issued in private placements in November and December 2003, December 2004, and January and February, 2005, if we did not have a registration statement registering the shares underlying these convertible notes and warrants declared effective on or before June 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $367,885, until the registration statement is declared effective. At our option, these liquidated damages can be paid in cash or restricted shares of our common stock. To date we have decided to pay certain of these liquidated damages in common stock, although any future payments of liquidated damages may, at our option, be made in cash. If we decide to pay such liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,807,375 shares of common stock in liquidated damages from August, 2005 to January, 2006 to persons who invested in the January and February, 2005 private placements. The issuance of shares upon any payment by us of further liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

         We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements. We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons. Nonetheless, as of December 31, 2006 we have accrued approximately $5.1 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

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

Inflation

         The impact of inflation on the costs of the Company is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

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


                                  RISK FACTORS

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

We Have a History Of Losses Which May Continue, and Which May Harm Our Ability to Obtain Financing and Continue Our Operations.

         We incurred net losses of $2.4 million for the year ended September 30, 2006. For the three months ended December 31, 2006, we incurred a net loss of $671,222. These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and our interest expense on notes and warrants we issued to obtain financing. Our operations are subject to the risks and competition inherent in a company moving from the development stage to a new growth enterprise. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

         In their report dated January 5, 2007, our independent auditors stated that our financial statements for the year ended September 30, 2006 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors' doubts are based on our incurring net losses of $93 million during the period from September 16, 2002 (date of inception) to September 30, 2006. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible. Our continued net operating losses and our auditors' doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

We Are Obligated to Pay Liquidated Damages As a Result of Our Failure to Have the Registration Statement on Form SB-2 Declared Effective Prior to June 15, 2005, and any Payment of Liquidated Damages Will Either Result in Depletion of Our Limited Working Capital or Issuance of Shares of Common Stock Which Would Cause Dilution to Our Existing Shareholders.

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

         We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements. We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons. Nonetheless, as of December 31, 2006 we have accrued approximately $5.1 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

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

Potential Product Liability Claims Could Affect Our Earnings and Financial Condition.

         We face a potential risk of liability claims based on our products and services, and we have faced such claims in the past. Though we have product liability insurance coverage which we believe is adequate, we may not be able to maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure that this insurance, if obtained, will be adequate to protect us against a product liability claim, should one arise. In the event that a product liability claim is successfully brought against us, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

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

         As of February 15, 2007, we had 121,162,385 shares of common stock issued and outstanding and outstanding options and warrants to purchase 77,644,464 shares of common stock. All of the shares issuable upon exercise of our options and warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

         Companies trading on The Over The Counter Bulletin Board (the "OTC Bulletin Board"), such as us, must be reporting issuers under Section 12 or
Section 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 - 2000 (except the quarterly reports for the first two quarters of 1999). We have been current in our reporting requirements for the last six years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

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


ITEM 3. CONTROLS AND PROCEDURES

         a) Evaluation of Disclosure Controls and Procedures: As of December 31, 2006, our management carried out an evaluation, under the supervision of the Company's Chief Executive Officer (who is its principal executive officer and principal financial officer), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act and Rules 13a-15(e) and 15d-15(e) thereunder. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

         As previously disclosed in our Current Reports on Form 8-K, filed on May 18, 2006 and October 2, 2006, as a result of comments raised by the SEC, we determined that accounting errors were made in connection with

         o accounting for and disclosing the fair value of warrants and options to acquire our common stock issued to non-employees as a current period expense;

         o accounting for and disclosing the fair value of shares issued to a former Director in exchange for previously incurred debt;

         o accounting for and disclosing the fair value of warrants issued to note holders and consultants having registration rights; and

         o accounting for and disclosing the revaluation for warrant liabilities as of each reporting period.

         Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements as of September 30, 2005 and for the year ended September 30, 2005 and the quarterly unaudited data for the first three quarters of 2006 and all of 2005.

         b) Changes in internal controls: Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Changes in Internal Controls

         In addition to the remedial measures undertaken during the three months ended September 30, 2006, that we have subsequently implemented the following additional measures to address the identified material weaknesses:

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


                                        APPLIED DNA SCIENCES, INC.

Date: February 20, 2007                  /s/JAMES A. HAYWARD
                                         -------------------
                                         James A. Hayward
                                         Chief Executive Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer
                                         and Principal Accounting Officer)