Form 10QSB
period 2007-03-31
APPLIED DNA SCIENCES INC
filed 2007-05-21
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

Commission file number 002-90519

APPLIED DNA SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

25 Health Sciences Drive, Suite 113
Stony Brook, New York	11790
(Address of Principal Executive Offices)	(Zip Code)

(631) 444-6861
(Registrant’s telephone number, including area code)

•
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

•	The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2007, was approximately 130,808,137 shares.

•	Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

APPLIED DNA SCIENCES, INC
QUARTERLY REPORT ON FORM 10-QSB FOR THE
QUARTERLY PERIOD ENDING MARCH 31, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet: March 31, 2007 (Unaudited)	1

Condensed Consolidated Statements of Losses: Three Months Ended March 31, 2007 and 2006 (Unaudited) and the Period from September 16, 2002 (Date of Inception) Through March 31, 2007 (Unaudited)	2

Condensed Consolidated Statement of Stockholder’s Equity (Deficiency): For the Period from September 16, 2002 (Date of Inception) Through March 31, 2007 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows: Three Months Ended March 31, 2007 and 2006 (Unaudited) and the Period from September 16, 2002 (Date of Inception) Through March 31, 2007 (Unaudited)	17

Notes to Unaudited Condensed Consolidated Financial Information: March 31, 2007	19-42

Item 2. Management’s Discussion and Analysis	43

Item 3 Controls and Procedures	60

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3. Defaults Upon Senior Securities	63

Item 4. Submission of Matters to a Vote of Security Holders	63

Item 5. Other Information	63

Item 6. Exhibits	63

Signatures	64

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

APPLIED DNA SCIENCES, INC.
(A Development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
March 31,
2007
ASSETS
Current assets:
Cash	$89,232
Prepaid expenses	26,667
Total current assets	115,899

Property, plant and equipment-net of accumulated depreciation of $51,800	136,561

Other assets:
Deposits	13,822
Capitalized finance costs-net of accumulated amortization of $1,413,563	271,537

Intangible assets:
Patients, net of accumulated amortization of $22,019 (Note B)	12,238
Intellectual property, net of accumulated amortization and write off of $7,520,996 (Note B)	1,909,904

Total Assets	$2,459,961

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$7,926,210
Convertible notes payable, net of unamortized discount (Note D)	4,930,894
Total current liabilities	12,857,104

Debt derivative and warrant liability	8,820,085

Commitments and contingencies (Note J)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 60,000 issued and outstanding	6
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 121,162,385 issued and outstanding (see Note J)	121,162
Additional paid in capital	83,037,855
Accumulated deficit	(102,376,251)
Total deficiency in stockholders' equity	(19,217,228)

Total liabilities and Deficiency in Stockholders' Equity	$2,459,961

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

					From September 16, 2002
	For the three months Ended March 31,		For the six months Ended March 31,		(Date of Inception)
	2007	2006	2007	2006	Through March 31, 2007
		RESTATED		RESTATED
Sales	$-	$-	$-	$-	$18,900
Cost of sales	-	-	-	-	15,639
Gross Profit	-	-	-	-	3,261

Operating expenses:
Selling, general and administrative	1,988,931	949,634	4,043,386	2,794,311	84,109,344
Research and development	39,479	75,033	68,785	91,303	1,099,384
Impairment of intangible asset(s)	-	-	-	-	5,655,011
Depreciation and amortization	108,358	341,676	216,237	684,375	1,945,963

Total operating expenses	2,136,768	1,366,343	4,328,408	3,569,989	92,809,702

NET LOSS FROM OPERATIONS	(2,136,768)	(1,366,343)	(4,328,408)	(3,569,989)	(92,806,441)

Net gain (loss) in revaluation of debt derivative and warrant liabilities	(6,387,761)	3,967,870	(4,289,290)	10,756,660	29,256,537
Other income	-	3,520	977	9,493	111,807
Interest expense	(845,709)	(571,696)	(1,424,739)	(2,350,402)	(38,938,153)

Net income (loss) before provision for income taxes	(9,370,238)	2,033,351	(10,041,460)	4,845,762	(102,376,251)

Income taxes (benefit)	-	-	-	-	-

NET INCOME (LOSS)	$(9,370,238)	$2,033,351	$(10,041,460)	$4,845,762	$(102,376,251)

Net income (loss) per share-basic	$(0.08)	$0.02	$(0.08)	$0.04

Net loss per share-assuming fully diluted-Note A		$(0.02)		$(0.03)

Weighted average shares outstanding-
Basic	121,162,385	116,483,044	121,091,176	114,487,589
Fully diluted		119,483,044		117,487,589

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

								Deficit
					Additional			Accumulated
		Preferred		Common	Paid in	Common	Stock	During
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Issuance of common stock
to Founders in exchange
for services on September
16, 2002 at $.01 per share	-	-	100,000	$10	$990	$-	$-	$-	$1,000

Net Loss	-	-	-	-	-	-	-	(11,612)	(11,612)

Balance at September 30, 2002	-	$-	100,000	$10	$990	$-	$-	$(11,612)	$(10,612)

Issuance of common stock in
connection with merger with
Prohealth Medical Technologies,
Inc on October 1, 2002	-	-	10,178,352	1,015	-	-	-	-	1,015

Cancellation of common stock
in connection with merger with
Prohealth Medical
Technologies, Inc on October
21, 2002	-	-	(100,000)	(10)	(1,000)	-	-	-	(1,010)

Issuance of common stock in
exchange for services in
October 2002 at $0.65 per
share	-	-	602,000	60	39,070	-	-	-	39,130

Issuance of common stock in
exchange for subscription in
November and December 2002
at $0.065 per share	-	-	876,000	88	56,852	-	(56,940)	-	-

Cancellation of common stock
in January 2003 previously
issued in exchange for
consulting services	-	-	(836,000)	(84)	(54,264)	-	54,340	-	(8)

Issuance of common stock in
exchange for licensing services
valued at $0.065 per share in
January 2003	-	-	1,500,000	150	97,350	-	-	-	97,500

Issuance of common stock in
exchange for consulting
services valued at $0.13 per
share in January 2003	-	-	586,250	58	76,155	-	-	-	76,213

Issuance of common stock in
exchange for consulting
services at $0.065 per share in
February 2003	-	-	9,000	1	584	-	-	-	585

Issuance of common stock to
Founders in exchange for
services valued at $0.0001 per
share in March 2003	-	-	10,140,000	1,014	-	-	-	-	1,014

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

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
share pursuant to a private
placement on June 27, 2003	-	-	-	-	-	24,000	-	-	24,000

Common stock retired in
exchange for note payable
at $0.0118 per share,
in June 30, 2003	-	-	(7,500,000)	(750)	750	-	-	-	-

Common stock issued in
exchange for consulting services
at $0.065 per share, on June 30,
2003	-	-	270,000	27	17,523	-	-	-	17,550

Common stock subscribed in
exchange for cash at $1.00 per
share pursuant to a private
placement on June 30, 2003	-	-	-	-	-	10,000	-	-	10,000

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

								Deficit
					Additional			Accumulated
		Preferred		Common	Paid in	Common	Stock	During
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Common stock subscribed in
exchange for cash at $2.50 per
share pursuant to a private
placement on June 30, 2003	-	-	-	-	-	24,000	-	-	24,000

Common stock issued in
exchange for consulting services
at approximately $2.01 per
share, July 2003	-	-	213,060	21	428,798	-	-	-	428,819

Common stock canceled in July
2003, previously issued for
services rendered at $2.50 per
share	-	-	(24,000)	(2)	(59,998)	-	-	-	(60,000)

Common stock issued in
exchange for options exercised
at $1.00 per share in July 2003	-	-	20,000	2	19,998	-	-	-	20,000

Common stock issued in
exchange for exercise of
options previously subscribed at
$1.00 per share in July 2003	-	-	10,000	1	9,999	(10,000)	-	-	-

Common stock issued in
exchange for consulting services
at approximately $2.38 per
Share in August 2003	-	-	172,500	17	410,915	-	-	-	410,932

Common stock issued in
exchange for options exercised
at $1.00 per share in August 2003	-	-	29,000	3	28,997	-	-	-	29,000

Common stock issued in
exchange for consulting services
at approximately $2.42 per
share in September 2003	-	-	395,260	40	952,957	-	-	-	952,997

Common stock issued in
exchange for cash at $2.50 per
share-subscription
payable in September 2003	-	-	19,200	2	47,998	(48,000)	-	-	-

Common stock issued in
exchange for cash at $2.50 per
share pursuant to a private
placement in September 2003	-	-	6,400	1	15,999	-	-	-	16,000

Common stock issued in
exchange for options exercised
at $1.00 per share in September 2003	-	-	95,000	10	94,991	-	-	-	95,001

Common stock subscription
receivable reclassification
adjustment	-	-	-	-	-	-	2,600	-	2,600

Common Stock subscribed to
at $2.50 per share in September
2003	-	-	-	-	-	300,000	-	-	300,000

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

								Deficit
					Additional			Accumulated
		Preferred		Common	Paid in	Common	Stock	During
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Net Loss for the year
ended September 30, 2003	-	-	-	-	-	-	-	(3,445,164)	(3,445,164)

Balance at September 30, 2003	-	$-	17,811,082	$1,781	$2,577,568	$300,000	$-	$(3,456,776)	$(577,427)

Preferred shares issued in
exchange for services at $25.00
per share in October 2003	15,000	15	-	-	-	-	-	-	15

Common stock issued in
exchange for consulting services
at approximately $2.85 per
Share in October 2003	-	-	287,439	29	820,389	-	-	-	820,418

Common stock issued in
exchange for cash at $2.50 per
share-subscription
payable in October 2003	-	-	120,000	12	299,988	(300,000)	-	-	-

Common stock canceled in
October 2003, previously issued
for services rendered at $2.50
per share	-	-	(100,000)	(10)	(249,990)	-	-	-	(250,000)

Common stock issued in
exchange for consulting services
at approximately $3 per share in
November 2003	-	-	100,000	10	299,990	-	-	-	300,000

Common stock subscribed in
exchange for cash at $2.50 per
share pursuant to a private
placement in November, 2003	-	-	100,000	10	249,990	-	-	-	250,000

Common stock subscribed in
exchange for cash at $2.50 per
share pursuant to a private
placement in December, 2003	-	-	6,400	1	15,999	-	-	-	16,000

Common stock issued in
exchange for consulting services
at approximately $2.59 per
share in December 2003	-	-	2,125,500	213	5,504,737	-	-	-	5,504,950

Common Stock subscribed to
at $2.50 per share in December 2003
-		-	-	-	-	104,000	-	-	104,000
Beneficial conversion feature
relating to notes payable	-	-	-	-	1,168,474	-	-	-	1,168,474

Beneficial conversion feature
relating to warrants	-	-	-	-	206,526	-	-	-	206,526

Adjust common stock par value
from $0.0001 to $0.50 per share,
per amendment of articles dated
in December 2004	-	-	-	10,223,166	(10,223,166)	-	-	-	-

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Common Stock issued pursuant
to subscription at $2.50 share
in January 2004	-	-	41,600	20,800	83,200	(104,000)	-	-	-

Common stock issued in
exchange for consulting services
at $2.95 per share in January 2004	-	-	13,040	6,520	31,948	-	-	-	38,468

Common stock issued in
exchange for consulting services
at $2.60 per share in January 2004	-	-	123,000	61,500	258,300	-	-	-	319,800

Common stock issued in
exchange for consulting services
at $3.05 per share in January 2004	-	-	1,000	500	2,550	-	-	-	3,050

Common stock issued in
exchange for employee services
at $3.07 per share in February 2004	-	-	6,283	3,142	16,147	-	-	-	19,289

Common stock issued in
exchange for consulting services
at $3.04 per share in March 2004	-	-	44,740	22,370	113,640	-	-	-	136,010

Common Stock issued for
options exercised at $1.00 per
share in March 2004	-	-	55,000	27,500	27,500	-	-	-	55,000

Common stock issued in
exchange for employee services
at $3.00 per share in March 2004	-	-	5,443	2,722	13,623	-	-	-	16,345

Common stock issued in
exchange for employee services
at $3.15 per share in March 2004	-	-	5,769	2,885	15,292	-	-	-	18,177

Preferred shared converted to
common shares for consulting
services at $3.00 per share in March
2004	(5,000)	(5)	125,000	62,500	312,500	-	-	-	374,995

Common stock issued in
exchange for employee services
at $3.03 per share in March 2004	-	-	8,806	4,400	22,238	-	-	-	26,638

Common Stock issued pursuant
to subscription at $2.50 per
share in March 2004	-	-	22,500	11,250	(9,000)	-	-	-	2,250

Beneficial Conversion Feature
relating to Notes Payable			-	-	122,362	-	-	-	122,362

Beneficial Conversion Feature	-	-
relating to Warrants			-	-	177,638	-	-	-	177,638

Common stock issued in
exchange for consulting services
at $2.58 per share in April 2004	-	-	9,860	4,930	20,511	-	-	-	25,441

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Common stock issued in
exchange for consulting services
at $2.35 per share in April 2004	-	-	11,712	5,856	21,667	-	-	-	27,523

Common stock issued in
exchange for consulting services
at $1.50 per share in April 2004	-	-	367,500	183,750	367,500	-	-	-	551,250

Common stock returned to
treasury at $0.065 per share in
April 2004	-	-	(50,000)	(25,000)	21,750	-	-	-	(3,250)

Preferred stock converted to
common stock for consulting
services at $1.01 per share
in May 2004	(4,000)	(4)	100,000	50,000	51,250	-	-	-	101,246

Common stock issued per
subscription in May 2004	-	-	10,000	5,000	(4,000)	-	(1,000)	-	-

Common stock issued in
exchange for consulting
services at $0.86 per
share in May 2004	-	-	137,000	68,500	50,730	-	-	-	119,230

Common stock issued in
exchange for consulting
services at $1.15 per
share in May 2004	-	-	26,380	13,190	17,147	-	-	-	30,337

Common stock returned to
treasury at $0.065 per
share in June 2004	-	-	(5,000)	(2,500)	2,175	-	-	-	(325)

Common stock issued in
exchange for consulting
services at $0.67 per
share in June 2004	-	-	270,500	135,250	45,310	-	-	-	180,560

Common stock issued in
exchange for consulting services
at $0.89 per share in June 2004	-	-	8,000	4,000	3,120	-	-	-	7,120

Common stock issued in
exchange for consulting services
at $0.65 per share in June 2004	-	-	50,000	25,000	7,250	-	-	-	32,250

Common stock issued pursuant
to a private placement at $1.00
per share in June 2004	-	-	250,000	125,000	125,000	-	-	-	250,000

Common stock issued in
exchange for consulting services
at $0.54 per share in July 2004	-	-	100,000	50,000	4,000	-	-	-	54,000

Common stock issued in
exchange for consulting services
at $0.72 per share in July 2004	-	-	5,000	2,500	1,100	-	-	-	3,600

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Common stock issued in
exchange for consulting services
at $0.47 per share in July 2004	-	-	100,000	50,000	(2,749)	-	-	-	47,251

Common stock issued in
exchange for consulting
services at $0.39 per
share in August 2004	-	-	100,000	50,000	(11,000)	-	-	-	39,000

Preferred stock converted
to common stock for
consulting services at
$0.39 per share in August 2004	(2,000)	(2)	50,000	25,000	(5,500)	-	-	-	19,498

Common stock issued in
exchange for consulting
services at $0.50 per
share in August 2004	-	-	100,000	50,000	250	-	-	-	50,250

Common stock issued in
exchange for consulting
services at $0.56 per
share in August 2004	-	-	200,000	100,000	12,500	-	-	-	112,500

Common stock issued in
exchange for consulting
services at $0.41 per
share in August 2004	-	-	92,500	46,250	(8,605)	-	-	-	37,645

Common stock issued in
exchange for consulting
services at $0.52 per
share in September 2004	-	-	1,000,000	500,000	17,500	-	-	-	517,500

Common stock issued in
exchange for consulting
services at $0.46 per
share in September 2004	-	-	5,000	2,500	(212)	-	-	-	2,288

Common stock issued pursuant
to subscription at $0.50 per
share in September 2004	-	-	40,000	20,000	-	-	-	-	20,000

Preferred shares converted to
common stock for consulting
services at $0.41 per share in
September 2004	(4,000)	(4)	100,000	50,000	4,000	-	-	-	53,996

Preferred shares issued in
exchange for service at $25 per
share in September 2004	60,000	6	-	-	1,499,994	-	-	-	1,500,000

Fair value of 2,841,000 warrants
issued to non-employees and
consultants for services rendered
at approximately $0.71 per warrant
in September 2004	-	-	-	-	2,019,862	-	-	-	2,019,862

Net Loss	-	-	-	-	-	-	-	(19,358,258)	(19,358,258)
Balance at September 30, 2004	60,000	$6	23,981,054	$11,990,527	$6,118,993	$-	$(1,000)	$(22,815,034)	$(4,706,508)

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Common stock issued in
exchange for consulting services
at $0.68 per share in October
2004	-	-	200,000	100,000	36,000	-	-	-	136,000

Common stock returned
to treasury at $0.60 per share
in October 2004	-	-	(1,069,600)	(534,800)	(107,297)	-	-	-	(642,097)

Common stock issued in
exchange for consulting services at
$0.60 per share in October 2004	-	-	82,500	41,250	8,250	-	-	-	49,500

Common Stock issued pursuant
to subscription at $0.60 per share in
October 2004	-	-	500,000	250,000	50,000	(300,000)	-	-	-

Common stock issued in
exchange for consulting services
at $0.50 per share in October 2004	-	-	532,500	266,250	-	-	-	-	266,250

Common Stock issued in
exchange for debt at $0.50 per share in
in October 2004	-	-	500,000	250,000	-	-	-	-	250,000

Common Stock issued pursuant
to subscription at $0.45 per share
in October 2004	-	-	1,000,000	500,000	(50,000)	(450,000)	-	-	-

Common stock issued in
exchange for consulting services
at $0.45 per share in October 2004	-	-	315,000	157,500	(15,750)	-	-	-	141,750

Common Stock issued in
exchange for consulting
services at $0.47 per share
in November 2004	-	-	100,000	50,000	(3,000)	-	-	-	47,000

Common Stock issued in
exchange for consulting
services at $0.8 0 per share
in November 2004	-	-	300,000	150,000	90,000	-	-	-	240,000

Common Stock issued in
exchange for consulting
services at $1.44 per share
in November 2004	-	-	115,000	57,500	108,100	-	-	-	165,600

Common Stock issued in
exchange for employee
services at $1.44 per share
in November 2004	-	-	5,000	2,500	4,700	-	-	-	7,200

Warrants exercised
at $0.60 per share
in November 2004	-	-	60,000	30,000	6,000	(4,000)	-	-	32,000

Beneficial Conversion discount
relating to Notes Payable	-	-	-	-	1,465,000	-	-	-	1,465,000

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Common stock issued at $0.016
per share in exchange for note
payable in December 2004	-	-	5,500,000	2,750,000	(2,661,500)	-	-	-	88,500

Common stock issued in
settlement of debt at $0.50 per
share in December 2004	-	-	2,930,000	1,465,000	-	(125,000)	-	-	1,340,000

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

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Common Stock issued in
exchange for related party debt
at $1.31 per share in February
2005	-	-	1,500,000	750,000	1,215,000	-	-	-	1,965,000

Common Stock issued in
settlement of debt at $0.33 per
share in February 2005	-	-	278,433	139,217	(47,334)	-	-	-	91,883

Common Stock issued in
exchange for consulting services
at $1.17 per share in February
2005	-	-	17,236	8,618	11,548	-	-	-	20,166

Common stock issued in
exchange for debt at $0.50 per
share in February 2005	-	-	300,000	150,000	-	-	-	-	150,000

Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005	-	-	716,500	358,250	322,425	-	-	-	680,675

Common Stock issued in
exchange for consulting
services at $0.95 per share
in February 2005	-	-	10,500	5,250	4,725	-	-	-	9,975

Common stock issued in
exchange for debt at $0.50 per
share in March 2005	-	-	13,202,000	6,601,000	-	-	-	-	6,601,000

Common Stock issued in
exchange for consulting
services at $1.19 per share
in March 2005	-	-	185,000	92,500	127,650	-	-	-	220,150

Options exercised at $0.60 per
share in March 2005	-	-	100,000	50,000	10,000	-	-	-	60,000

Common Stock issued in
exchange for consulting
services at $0.98 per share
in March 2005	-	-	1,675,272	837,636	804,131	-	-	-	1,641,767

Common Stock issued in
exchange for consulting
services at $0.92 per share
in March 2005	-	-	24,333	12,167	10,219	-	-	-	22,386

Common Stock issued in
exchange for consulting
services at $0.99 per share
in March 2005	-	-	15,000	7,500	7,350	-	-	-	14,850

Common stock issued in exchange
for debt at $0.50 per share
in March 2005	-	-	1,240,000	620,000	-	-	-	-	620,000

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Common stock canceled for
shares issued in exchange of
debt in March 2005	-	-	(500,000)	(250,000)	-	-	-	-	(250,000)

Common stock subscribed
canceled in March 2005	-	-	-	-	-	750,000	-	-	750,000

Common Stock issued in
exchange for consulting
services at $0.89 per share
in March 2005	-	-	10,000	5,000	3,900	-	-	-	8,900

Adjust common stock par value
from $0.50 to $0.001 per share,
per amendment of Articles of
Incorporation in March-05	-	-	-	(32,312,879)	32,312,879	-	-	-	-

Beneficial Conversion discount
relating to Notes Payable in
March 2005	-	-	-	-	7,371,000	-	-	-	7,371,000

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

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Common Stock canceled in
June 2005, previously issued for
services rendered at $0.50 per
share	-	-	(10,000)	(10)	(4,990)	-	-	-	(5,000)

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

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Net Loss	-	-	-	-	-	-	-	(67,109,519)	(67,109,519)
Balance as of September
30, 2005	60,000	$6	112,230,392	$112,230	$82,320,715	$20,000	$-	$(89,924,553)	$(7,471,602)

Common stock issued in
exchange for services
at $0.50 per share
in October 2005	-	-	400,000	400	199,600	-	-	-	200,000

Common Stock issued in
exchange for consulting
services at $0.75 per share
in October 2005	-	-	100,000	100	74,900	-	-	-	75,000

Common Stock returned in
October 2005, previously
issued for services
rendered at $0.60 per share	-	-	(350,000)	(350)	(209,650)	-	-	-	(210,000)

Common stock issued pursuant
to subscription at $0.50 per
share in December 2005	-	-	40,000	40	19,960	(20,000)	-	-	-

Common Stock issued to investors
pursuant to registration rights
agreement at $0.51 per share in
December 2005	-	-	505,854	506	257,480	-	-	-	257,986

Common Stock returned in
January 2006, previously issued
for services rendered at $0.60
per share	-	-	(250,000)	(250)	(149,750)	-	-	-	(150,000)

Common Stock issued to investors
pursuant to registration rights
agreement at $0.32 per share
in January 2006	-	-	806,212	806	257,182	-	-	-	257,988

Common Stock issued to investors
pursuant to registration rights
agreement at $0.20 per share
in January 2006	-	-	1,289,927	1,290	256,695	-	-	-	257,985

Fair value of 200,000 warrants issued
to consultants for services at $0.22
per warrant in January 2006	-	-	-	-	43,098	-	-	-	43,098

Common Stock issued in
exchange for consulting services
at $0.17 per share in February 2006	-	-	160,000	160	27,040	-	-	-	27,200

Common Stock issued in
exchange for consulting services
at $0.16 per share in February 2006	-	-	3,800,000	3,800	604,200	-	-	-	608,000

Common Stock returned in
March 2006, previously issued
for services rendered at $0.80
per share	-	-	(150,000)	(150)	(119,850)	-	-	-	(120,000)

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2007 (unaudited)

					Additional			Deficit
		Preferred		Common	Paid in	Common	Stock	Accumulated
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total
Previously issued warrants reclassed
to warrant liability	-	-	-	-	(1,584,614)	-	-	-	(1,584,614)

Common Stock issued in exchange
for consulting services at $0.20 per
share in July 2006	-	-	2,400,000	2,400	477,600	-	-	-	480,000

Fair value of stock options granted
to employees in exchange for
services rendered in September 2006	-	-	-	-	153,000	-	-	-	153,000

Net loss	-	-	-	-	-	-	-	(2,410,237)	(2,410,237)
Balance as of September 30, 2006	60,000	$6	$120,982,385	$120,982	$82,627,606	$-	$-	$(92,334,791)	$(9,586,197)

Common stock issued in Dec 2006
in settlement of related party debt
at $2.28 per share	-	-	180,000	180	410,249	-	-	-	410,429

Net loss	-	-	-	-	-	-	-	(10,041,460)	(10,041,460)
Balance as of March 31, 2007	60,000	$6	121,162,385	$121,162	$83,037,855	$-	$-	$(102,376,251)	$(19,217,228)

See accompanying notes to consolidated financial statements

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			For the Period
			September 16, 2002
			(Date of Inception)
	For the six months ended March 31,		through
	2007	2006	March 31, 2007
Cash flows from operating activities:		RESTATED
Net income (loss)	$(10,041,460)	$4,845,762	$(102,376,251)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	216,237	684,375	1,945,963
Organization expenses	-	-	88,500
Impairment of intangible assets	-	-	5,655,011
Preferred shares issued in exchange for services	-	-	1,500,000
Options and warrants issued in exchange for services rendered	-	43,100	11,001,255
Income attributable to repricing of warrants and debt derivatives	4,289,290	(10,756,660)	(29,256,538)
Financing costs attributable to issuance of warrants	-	2,271,000	25,419,214
Amortization of beneficial conversion feature-convertible notes	-	-	10,461,000
Amortization of capitalized financing costs	777,550	-	1,413,563
Amortization of debt discount attributable to convertible debentures	1,169,123	35,390	1,900,613
Debt in exchange for common stock at fair market price	-	-	1,365,000
Common stock issued in exchange for services rendered	-	710,200	31,964,573
Common stock exchanged for intellectual property in connection with costs of acquiring intangible assets	-	-	14,689,100
Common stock issued in connection with penalties pursuant to registration	-	773,958	1,550,487
Common stock canceled-previously issued for services rendered	-	(480,000)	(1,343,845)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	18,050	9,301	-
Decrease (increase) in prepaid expenses and deposits	80,000	-	(40,929)
Decrease (increase) in other assets	-	(9,120)	(13,450)
Increase in due related parties	-	2,496	40,753
Increase (decrease) in accounts payable and accrued liabilities	2,366,177	742,575	7,291,787
Net cash used in operating activities	(1,125,033)	(1,127,623)	(16,744,194)

Cash flows from investing activities:
Payments for patent filing	-	-	(25,698)
Acquisition (disposal) of property and equipment, net	(11,039)	(35,852)	(188,360)
Net cash provided by (used in) investing activities	(11,039)	(35,852)	(214,058)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost	-	-	432,000
Proceeds from issuance of convertible notes	-	1,210,000	13,446,500
Proceeds from sale of options	-	-	343,750
Repayment of debt	-	-	(24,854)
Proceeds from loans	-	-	2,750,000
Advances from shareholders	-	-	100,088
Net cash provided by financing activities	-	1,210,000	17,047,484

Net increase in cash and cash equivalents	(1,136,072)	46,525	89,232
Cash and cash equivalents at beginning of period	1,225,304	31,190	-
Cash and cash equivalents at end of period	$89,232	$77,715	$89,232

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
			For the Period
			September 16, 2002
			(Date of Inception)
	For the six months ended March 31,		through
	2007	2006	March 31, 2007

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	-	-	-
Cash paid during period for taxes	-	-	-

Non-cash transactions:
Common stock issued for services	-	710,200	31,964,573
Common stock issued in exchange for intellectual property	-	-
Common stock issued in exchange for previously incurred debt	16,200	-	2,313,500
Common stock canceled-previously issued for services rendered	-	(480,000)	(1,343,845)
Common stock issued for ESOP shares	-	-
Common stock penalty shares issued pursuant to Pending SB-2 registration	-	773,958
Amortization of beneficial conversion feature	-	-	10,461,000
Preferred shares in exchange for service at $25 per share in September 2004	-	-	1,500,000
Fair value of options and warrants issued to consultants for services	-	43,100	11,001,255

Acquisition:
Common stock retained	-	-	1,015
Assets acquired	-	-	(135)
Total consideration paid	-	-	880
Organizational expenses-note issued in exchange for shares retired			88,500
Common stock issued in exchange for note payable			88,500

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2007, the Company has accumulated losses of $102,376,251.

In March 2007, the Company purchased all the outstanding shares of Applied DNA Sciences Europe Limited, an English limited company , as a wholly owned subsidiary, for a purchase price of $10,000. In conjunction with the acquisition, the Company acquired the rights to sell products and services in the United Kingdom. Included as part of the acquisition agreement, the Company is obligated to pay a 2% fee of any United Kingdom sales to the former shareholder of Applied DNA Sciences Europe Limited for one year commencing with the first product/services sales. The cost of acquisition was charged to current period operating expenses.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited. Significant inter-company transactions have been eliminated in consolidation.

 Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

 Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At March 31, 2007 property and equipment consist of:

Computer equipment	$27,404
Lab equipment	54,973
Furniture	105,984
Accumulated depreciation	(51,800)

Net	$136,561

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

 In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2006 and for the subsequent periods. The Company did not issue employee options as stock-based compensation during the three or six months ended March 31, 2007 and therefore has no unrecognized stock compensation related liabilities ended March 31, 2007.

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

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the six months ended March 31, 2007; the Company did not grant any employee stock options.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2007 the Company did not have any deferred revenue.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2007, allowance for doubtful receivable was $0.

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and six months ended March 31, 2006:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Net income used in computing basic net income per share	$2,033,351	$4,845,762

Impact of assumed assumptions:

Fair value of warrants relating to convertible debt charged to interest expense		1,758,900

Impact of equity classified as liability:

Gain on warrant liability marked to fair value	(3,967,870)	(10,756,660)

Net loss in computing diluted net loss per share:	$(1,934,519)	$(4,151,998)

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

The weighted average shares outstanding used in the basic net income per share computations for the three and six months ended March 31, 2006 was 116,483,044 and 114,487,589, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 3,000,000 potentially dilutive securities for the three and six months ended March 31, 2006. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three and six months ended March 31, 2006 was $0.02 and $0.03, respectively.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the “Serial Notes") issued in 2006 (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company recorded the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital in the six months ended March 31, 2007 totaled $1,584,614. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 111 to 112%; and risk free interest rate of 4.96 to 5.15% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note F).

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE B - INTANGIBLE ASSETS AND AMORTIZATION

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

The purchase price has been allocated as follows:

Amortizable intangible assets acquired are comprised of:

Developed core technologies	$2,260,900
Developed product technologies	7,170,000
Total amortizable intangible assets	9,430,900
Transaction costs	14,869,100
Total purchase price	$24,120,000

In Process Research & Development

The Company concluded as of the date of acquisition, the acquired intangible assets, consisting of developed core and product technologies had reached full development and that it was not the intention of the Company’s management to utilize the asset in specific research and development activities as defined in SFAS No. 2 Accounting for Research & Development Costs, As a result, the Company determined there was no in-process research and development (“IPR& D”) projects in place related to the technology acquired , nor any future research and development activities planned. Accordingly, there is no charge to operations during the year ended September 30, 2005 for IPR&D in connection with the acquisition of the assets.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE B - INTANGIBLE ASSETS AND AMORTIZATION (continued)

Transaction costs

The amount of the purchase price that could not be allocated to acquire identifiable intangible assets or IPR & D was $14,689,100 and was charged to operations as a cost of the transaction during the year ended September 30, 2005.

The identifiable intangible assets acquired and their carrying value at March 31, 2007 are:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900

Patents (Weighted average life of 5 years)	34,257

Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157

Less:

Accumulated Amortization	(1,888,004)

Impairment	(5,655,011)

Net:	$1,922,142

Residual value:	$0

Total amortization expense charged to operations for the three and six months ended March 31, 2007 was $92,661 and $185,322, respectively. Amortization expense changed to operations for the three and six months ended March 31, 2006 was $338,545 and $667,090 respectively.

Estimated amortization expense as of March 31, 2007 is as follows:

2007	$370,642
2008	370,642
2009	365,504
2010	363,791
2011 and thereafter	451,563
Total	$1,922,142

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of March 31, 2007 are as follows:

10% Secured Convertible Notes Payable dated March 8, 2006, net of unamortized debt discount of $250,810 (see below)	$1,249,190

10% Secured Convertible Notes Payable dated May 2, 2006, net of unamortized debt discount of $37,997 (see below)	962,003

10% Secured Convertible Notes Payable dated June 15, 2006, net of unamortized debt discount of $230,299 (see below)	2,719,701
4,930,894
Less: current portion	(4,930,894)
$-

10% Secured Convertible Promissory Notes dated March 8, 2006

On March 8, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,500,000 (the "Serial Notes”) and warrants to purchase 3,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on September 7, 2007 and are convertible into the Company's common stock, at the holder’s option, at fifty cents ($.50) per share during the period from the date of issuance (March 8, 2006) through March 7, 2007. Should the holder of the Serial Note elect not to convert to the Company’s common stock on or before March 7, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company’s common stock at an amount equal to 80% of the average bid price of the Company’s common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of September 7, 2007. At any time prior to conversion, the Company will have the right to prepay the promissory notes and accrued but unpaid interest thereon in cash upon 3 days notice, allowing the holders to convert the promissory notes during such notice period. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company’s pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Serial Notes, in an amount equal to 2% of the unpaid principal balance per month if the above deadlines are not met. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

The warrants are exercisable for five years from March 8, 2006 until March 7, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrants for $1.25 per share at the earlier of (i) one year from issuance or (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the Company’s common stock trades at or above $1.25 per share for twenty (20) consecutive trading days. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The initial relative fair value assigned to the embedded derivatives was $346,500.

In conjunction with the Notes, the Company issued warrants to purchase 3,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $512,100.

The Company recorded the fair value of the derivatives ($346,500) and warrants ($ 512,100) to debt discount, aggregating $858,600, which will be amortized to interest expense over the term of the Notes. Amortization of $143,100 and $286,200 was recorded for the three and six months ended March 31, 2007, respectively.

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

10% Secured Convertible Promissory Notes dated May 2, 2006

On May 2, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,000,000 (the "Serial Notes”) and warrants to purchase 2,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder’s option, at fifty cents ($.50) per share during the period from the date of issuance (May 2, 2006) through May 2, 2007. Should the holder of the Serial Note elect not to convert to the Company’s common stock on or before May 2, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company’s common stock at an amount equal to 80% of the average bid price of the Company’s common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of May 2, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company’s pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

The warrants are exercisable for four years from May 2, 2007 until May 2, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrants for $0.001 per share at the earlier of (i) one year from issuance and (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the Company’s common stock trades at and above $1.00 per share for twenty (20) consecutive trading days. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

The initial relative fair value assigned to the embedded derivatives was $82,358.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In conjunction with the Notes, the Company issued warrants to purchase 2,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $373,600.

The Company recorded the fair value of the derivatives ($82,358) and warrants ($373,600) to debt discount, aggregating $455,958, which will be amortized to interest expense over the term of the Notes. Amortization of $174,761 and 265,961 was recorded for the three and six months ended March 31, 2007, respectively.

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

10% Secured Convertible Promissory Notes dated June 15, 2006

On June 15, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $2,950,000 (the "Serial Notes”) and warrants to purchase 5,900,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder’s option, at fifty cents ($.50) per share during the period from the one year from the date of issuance (June 15, 2006) through June 15, 2007. Should the holder of the Serial Note elect not to convert to the Company’s common stock on or before June 15, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company’s common stock at an amount equal to 80% of the average bid price of the Company’s common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of June 15, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company’s pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

The warrants are exercisable for four years from June 15, 2007 until June 15, 2011 at a price of $0.50 per share. The Company has the right, but not the obligation, to call these warrants for $0.001 per share at the earlier of (i) one year from issuance and (ii) the date that shares of common stock issuable upon conversion of the Serial Notes and exercise of the warrants are registered for resale and the Company’s common stock trades at and above $1.00 per share for twenty (20) consecutive trading days. The Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause.

The initial relative fair value assigned to the embedded derivatives was $175,321.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In conjunction with the Notes, the Company issued warrants to purchase 5,900,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $929,840.

The Company recorded the fair value of the derivatives ($175,321) and warrants ($929,840) to debt discount, aggregating $1,105,161, which will be amortized to interest expense over the term of the Notes. Amortization of $395,862 and $616,962 was recorded for the three and six months ended March 31, 2007, respectively.

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

$1,675,000 Convertible Notes

Convertible notes payable (“Bridge Unit Offering”) in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9 month anniversary date of the initial closing of the offering or the completion of any equity financing of $3,000,000 or more; the Company, at its sole discretion may prepay principal at any time without penalty. The Bridge Unit Offering Notes unpaid principal along with accrued and unpaid interest was converted to an aggregate of 4,988,051 shares of the Company’s common shares at a price equal to approximately $0.33 per share during the quarter ended March 31, 2005.

$1,465,000 Convertible Notes

Beginning in December, 2004, the Company sold a 10% convertible debenture in the aggregate amount of $1,465,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees.

The Convertible Note’s terms called for the debt to automatically convert at $0.50 per share upon the filing a of a registration statement with the Securities and Exchange Commission.

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 2,930,000 shares of the Company’s common stock in February 2005.

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 2,930,000 common shares of the Company’s common stock at the price of $0.75 per share.  These warrants were issued in February, 2005 and lapse if unexercised by February, 2010.  A registration rights agreement was executed in December 2004 and consummated in February, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The registration rights agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $51,275 per month, may be paid, at the Company’s option, in cash or unregistered shares of the Company’s common stock.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,465,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company’s common stock in February 2005, the debt discount attributed to the beneficial conversion feature of $1,465,000 was charged to interest expense in its entirety during the six months ended March 31, 2005.

In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued a warrant in February, 2005 that has registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet at $3,845,039 and charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 148.66%, (3) risk-free interest rate of 3.21%, and (4) expected life of 3 years.

In connection with the placement of the $1,465,000 of convertible notes as described above, the Company agreed to registered shares of the Company’s common stock underlying certain previously issued and outstanding warrants that were not subject to a registration rights agreement at the time the warrants were issued. These warrants consist of following:

•
105,464 warrants entitling the holder to purchase 105,464 shares of the Company’s common stock at the price of $0.10 per share.  These warrants were issued in July, 2004 and lapse if unexercised by July, 2009.

•
1,602,500 warrants entitling the holder to purchase 1,602,500 shares of the Company’s common stock at the price of $0.60 per share.  These warrants were issued in October, 2003 and lapse if unexercised by October, 2008.

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
MARCH 31, 2007
(Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

$7,371,000 Convertible Notes

In January and February, 2005, the Company sold a 10% convertible debenture in the aggregate amount of $7,371,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees.

The Convertible Note’s terms called for the debt to automatically convert at $0.50 per share upon the filing of a registration statement with the Securities and Exchange Commission.

The Company filed the registration statement on February 15, 2005 and the Convertible Notes were converted to an aggregate of 14,742,000 shares of the Company’s common stock.

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 14,742,000 common shares of the Company’s common stock at the price of $0.75 per share.  These warrants lapse if unexercised by February, 2010.  A registration rights agreement was executed and consummated in January, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The registration rights agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $257,985 per month, may be paid, at the Company’s option, in cash or unregistered shares of the Company’s common stock.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $7,731,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes. Since the Convertible Notes were converted to the Company’s common stock in February, 2005, the debt discount attributed to the beneficial conversion feature of $7,371,000 was charged to interest expense in its entirety during the six months ended March 31, 2005.

In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued warrants that have registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $19,303,175 and charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 152.59%, (3) risk-free interest rate of 3.67%, and (4) expected life of 5 years.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
NOTE D - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. On May 17, 2007 the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company, $0.001 par value per share, to 410,000,000 shares following stockholder approval at the annual meeting of stockholders held on May 16, 2007. The Company had previously amended its Articles of Incorporation on March 3, 2005 to increase the number of authorized shares of common stock of the Company, $0.001 par value per share, to 250,000,000 shares, following the approval by written consent of shareholders holding a majority of the outstanding common stock. In February 2005, the Company passed a resolution authorizing change in the par value per common shares from $0.50 per share to $0.001 per share.

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
MARCH 31, 2007
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

In September 2003, the Company issued 19,200 shares of common stock for cash previously subscribed at $2.50 per share.

During the fiscal year ended September 30, 2003, the Company issued 154,000 shares of common stock in exchange for previously issued options to purchase the Company’s common stock at $1.00 per share.

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

During the fiscal year ended September 30, 2004, the Company converted 15,000 preferred shares into 375,000 shares of common stock at $1.47 per share in exchange for employee services valued at $549,750.

In June 2004, the Company sold 250,000 shares of common stock at $1.00 per share for total proceeds of $250,000 pursuant to a private placement.

In September 2004, the Company issued 60,000 convertible preferred shares at $25, in exchange for consulting services valued at $1,500,000.

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

During the fiscal year ended September 30, 2005, the Company issued 267,500 shares of common stock for warrants and options exercised at approximately $0.39 per share.

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
MARCH 31, 2007
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

In July 2005, the Company issued 36 million shares in exchange for intellectual property at approximately $0.67 per share for a total of $24,120,000. The value of the acquired intangible assets was established at $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction. (See Note B)

In 2005, the Company issued 8,550,000 shares of its common stock without restriction to employees in exchange for services rendered. The Company valued the shares issued at market value and charged to operations in the period the shares were issued. The Company investigated the circumstances surrounding the issuance of the shares and the possible subsequent resale of certain of the shares on the open market and the possibility of violations of securities laws and reported its findings to the Securities and Exchange Commission (see Note H).

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Note D). In connection with the $1,465,000 and $7,371,000 million convertible debt financing, the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005. Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of the Company’s common stock accruing at a rate of 3.5% per month on the face value of the previously issued convertible notes. During the year ended September 30, 2005, the Company has paid and charged to operations penalties of $776,529 in the form of 605,382 unregistered shares of its common stock to the former note holders.

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
MARCH 31, 2007
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

In December 2006, the Company issued 180,000 shares of common stock in settlement of a previously incurred related party debt of $410,429. The Company valued the shares issued at approximately $0.09 per share for a total of $16,200, which represents the fair value of the shares at the date of issuance. The Company recorded the balance of the debt, or $394,229 from the extinguishment of a related party debt as additional paid in capital.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

		Warrants			Exercisable
		Outstanding	Weighted		Weighted
		Remaining	Average	Weighted	Average
Exercise	Number	Contractual	Exercise	Average	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.09	18,900,000	4.42	$0.09	18,900,000	$0.09
$0.10	105,464	2.29	$0.10	105,464	$0.10
$0.20	5,000	1.64	$0.20	5,000	$0.20
$0.50	16,450,000	3.90	$0.50	16,450,000	$0.50
$0.55	9,000,000	1.22	$0.55	9,000,000	$0.55
$0.60	8,847,000	2.17	$0.60	8,847,000	$0.60
$0.70	950,000	0.64	$0.70	950,000	$0.70
$0.75	17,727,000	2.50	$0.75	17,727,000	$0.75
	71,984,464			71,984,464

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Shares	Price Per Share
Balance, September 30, 2004	4,870,253	$0.63
Granted	32,873,000	0.71
Exercised	(142,500)	.0.34
Canceled or expired	(731,289)	0.65
Balance, September 30, 2005	36,869,464	0.67
Granted	35,500,000	0.29
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2006	72,369,464	0.48
Granted	-	-
Exercised	-	-
Canceled or expired	(385,000)	(0.71)
Balance, March 31, 2007	71,984,464	$0.48

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	2.50	$0.68	3,660,000	$0.68
0.09	2,000,000	4.42	0.09	2,000,000	0.09
	5,660,000			5,660,000	0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2005	3,660,000	$0.68
Granted	2,000,000	0.09
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2006	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	5,660,000	$0.47

The Company did not grant any employee options during the six months ended March 31, 2007.

Effective January, 2006, the Company adopted SFAS 123R and recognized compensation expense in its financial statements in fiscal 2006. Prior to the adoption of SFAS 123R, the Company accounted for its stock option plans according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation costs were recognized upon issuance or exercise of stock options for fiscal 2005.

SFAS No. 123, “Accounting for Stock-Based Compensation,” required the disclosure of the estimated fair value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stock price.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company determined the fair value of the embedded derivatives and valued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.54 to 5.04%, and a volatility of 100.22%. The determined value of both the warrants and the underlying embedded derivatives as of March 31, 2007 was $8,820,085. The net change in the fair value of the derivative and warrant liability values from September 30, 2006 has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

NOTE G- RELATED PARTY TRANSACTIONS

On December 12, 2006, the Company issued 180,000 shares of its common stock as settlement of the outstanding related party note payable of $410,429 and related accrued interest of $8,884

The Company’s officers have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. There were no advances due at March 31, 2007.

On July 12, 2005, the Company entered into a consulting agreement with Timpix International Limited (“Timpix”) for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. The consulting agreement is for the shorter of two years, or until all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company. The consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the consulting agreement, the Company is obligated to pay $47,000 per month, which is apportioned at $20,000 per month for Mr. Sheu, $15,000 per month for Mr. Liang and $12,000 per month for Mr. Chen. In the event that either of Messrs. Sheu, Liang or Chen becomes employed by us, the monthly consulting fee shall be reduced accordingly.

On November 13, 2006, the Company restructured its consulting agreement with Timpix International Limited (“Timpix”) for consulting services of three former Biowell employees. Drs Jun-Jei Sheu, Ben Liang and Johnson Chen. The restructured consulting agreement expires on July 11, 2007 or when all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company, whichever comes first. The revised consulting agreement shall automatically renew for one year periods until terminated. Pursuant to the agreement, the Company is obligated to pay $120,000, $100,000 and $80,000 per year pro-rated for each week, or part thereof, of time spent within the United States providing full time services for Drs Jun-Jei Sheu, Ben Lang and Johnson Chen, respectively. The Company is obligated to provide a corporate house available for the Consultants while working in the United States. All previous fees incurred through November 13, 2006 have been waived.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE G- RELATED PARTY TRANSACTIONS (continued)

In July 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license the Company’s products in selected Asian countries. The exclusive license for such selected territories is for an initial period from July 2005 through December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies developed by the Company and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Cumulative royalties earned from the period July 2005 through March 31, 2007 totaled $34,698. Net amounts owed to the Company by Biowell in connection with the royalty agreement as of March 31, 2007 were $-0-.

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under an operating lease in Stony Brook, New York for its corporate use from an entity controlled by significant former shareholder, expiring in November 2007. In November 2005, the Company vacated the Los Angeles facility to relocate to the new Stony Brook, New York address. Total lease rental expenses for the six months ended March 31, 2007 was $25,000.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

On July, 12, 2005, the Company entered into a consulting agreement with Timpix for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen. On November 13, 2006, the Company restructured its consulting agreement with Timpix International Limited (“Timpix”) for consulting services of three former Biowell employees. Drs Jun-Jei Sheu, Ben Liang and Johnson Chen. The restructured consulting agreement expires on July 11, 2007 or when all of the consultants have obtained a visa to work in the United States and execute employment agreements with the Company, whichever comes first. (see Note G above)

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

Paul Reep v. Applied DNA Sciences, Inc., Case No.: BC345702

Plaintiff Paul Reep, a former employee, commenced this action against the Company on January 10, 2006. Mr. Reep asserted eight causes of action for breach of contract, breach of an oral agreement, negligent misrepresentation, interference with prospective business advantages, defamation, fraud, accounting and constructive trust, unjust enrichment. The relief sought included declaratory relief, unspecified compensatory damages, unpaid salary, unspecified penalties under the California Labor Code, interest, and attorneys' fees. We successfully moved the court to indefinitely stay all proceedings in this matter in light of a forum selection clause designating Nevada state courts as the proper forum. On April 11, 2007, Paul Reep filed suit against the Company, Applied DNA Operations Management, Inc., APDN (B.V.I.), Inc., Jun-Jei Sheu, Ben Liang, James A. Hayward, Larry Lee and Peter Brocklesby in the Clark County District Court, Nevada (Paul Reep v. Applied DNA Sciences, et al., Clark County District Court Case No. A539250). The action is a refiling of a prior lawsuit (Paul Reep v. Applied DNA Sciences, Inc., U.S. District Court, Central District of California, Case No.: BC345702). The complaint alleges causes of action for breach of written contract, breach of oral contract, defamation, fraud and violations of the California Labor Code, and seeks approximately $360,000 in specified damages, additional damages according to proof, potential punitive damages, and fees and costs. The Company has not been served with the complaint or summons with respect to this matter. The Company disputes all of the allegations and intends to vigorously defend this action. This matter is in its early stages.

Douglas A. Falkner v. Applied DNA Sciences, Inc./N.C. Industrial Commission File No. 585698

Plaintiff Douglas Falkner ("Falkner") filed a worker’s compensation claim in North Carolina for an alleged work-related neck injury that he alleges occurred on January 14, 2004. Falkner worked as Business Development and Operations Manager at our sole East Coast office at the time of the alleged injury. Plaintiff Falkner was the only employee employed by the Company in North Carolina at the time of the alleged injury and we have employed no other employees in North Carolina at any other time. The claim has been denied and is being defended on several grounds, including the lack of both personal and subject matter jurisdiction. Specifically, the Company contends that it did not employ the requisite minimum number of employees in North Carolina at the time of the alleged injury and that the company is therefore not subject to the North Carolina Workers' Compensation Act. The claim was originally set for hearing in January 2007, but was continued to allow the parties to engage in further discovery.

Settlement of Litigation

In May 2007, the Company settled certain pending litigation and other claims arising out of certain former employees’ and consultants’ prior employment and consulting relationships with the Company (see Note J).

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

Registration of Company’s Shares of Common Stock

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Notes D and H). In connection with the $1,465,000 and $7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively, the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005 (see Note C). Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. During the year ended September 30, 2006, the Company has paid and charged to operations penalties of $773,958 in the form of unregistered shares of its common stock to the former note holders, and has accrued and charged to operations an additional $6,232,666 representing unpaid penalties through March 31, 2007.

Matters Voluntarily Reported to the SEC and Securities Act Violations

We previously disclosed that we investigated the circumstances surrounding certain issuances of 8,550,000 shares to employees and consultants in July 2005 (see Note G), and had engaged our then new outside counsel to conduct this investigation. We have voluntarily reported our current findings from the investigation to the SEC, and we have agreed to provide the SEC with further information arising from the investigation. We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of the Board of Directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. The members of our management who effectuated the stock issuances that are being examined in the investigation no longer work for us. In the event that any of the exemptions from registration with respect to the issuance of the Company’s common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company’s common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2006 and the three and six months ended March 31, 2006 have been restated to correct the following errors in its previously issued financial statements.

•
In connection with our review of our outstanding warrants and options to acquire our Company’s stock, the Company determined $329,700 and $659,400 (three and six months ended March 31, 2006, respectively) of liquidated damages payable to investors pursuant to the terms of the Registration Rights Agreement had not been accounted for and recorded as a selling, general and administrative expense.

•	The Company capitalized financing costs previously charged to selling, general and administrative for the three months ended March 31, 2006.

•
In connection with our review of our outstanding warrants and options to acquire our Company’s stock, the Company determined the issuance of 5,500,000 warrants to acquire the Company’s common stock in connection with the issuance of debt was erroneously valued at $563,750 and was erroneously charged to selling, general and administrative expense; the fair value of the warrants was $1,758,900 and has been charged to interest expense.

•
In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued warrants that have registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $512,100 and charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.43%, (3) risk-free interest rate of 4.75%, and (4) expected life of 5 years.

The impact of these restatement adjustments is to decrease the reported net income by $1,303,202 from $3,363,553 to $2,033,351 for the three months ended March 31, 2006 and to decrease the reported net income by $4,193,955 from $9,039,717 to $4,845,762 for the six months ended March 31, 2006. There was no effect on total cash flows provided by (used in) operations, investing or financing activities.

The following are reconciliations of the Company’s condensed consolidated statements of income for the three months ended March 31, 2006:

1.	Under Selling, general and administrative:

(a)	Recording three month liquidation damages relating to December 2004 Convertible note discussed in Note C above of $153,825.

(b)	Recording three month liquidation damages relating to 2003 bridge Convertible note discussed in Note C above of $175,875.

(c)	Capitalize $390,000 finance costs incurred in conjunction with financing.

Net effect: $60,300 decrease in Selling, general and administrative expense.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

2.	Under Net gain/loss on reevaluation of debt derivative and warrant liability:

(a)	Correct the adjustment in fair value of warrant liability from previous filing by a reduction of $878,403.

3.	Under Interest Income (expense):

(a)	In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued warrants that have registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $512,100 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.43%, (3) risk-free interest rate of 4.75%, and (4) expected life of 5 years.

The following are reconciliations of the Company’s condensed consolidated statements of income for the six months ended March 31, 2006:

4.	Under Selling, general and administrative:

(a)	Recording six month liquidation damages relating to December 2004 Convertible note discussed in Note C above of $307,650.

(b)	Recording three month liquidation damages relating to 2003 bridge Convertible note discussed in Note C above of $351,750.

(c)	Capitalize $390,000 finance costs incurred in conjunction with financing.

(d)	In connection with our review of our outstanding warrants and options to acquire our Company’s stock, the Company determined the issuance of 5,500,000 warrants to acquire the Company’s common stock in connection with the issuance of debt was erroneously valued at $563,750 and was erroneously charged to selling, general and administrative expense; the fair value of the warrants was $ 1,758,900 and has been charged to interest expense.

The net effect to selling, general and administrative is a reduction of $294,250, net of items a, b, c and d above.

5.	Under Net gain/loss on reevaluation of debt derivative and warrant liability:

(a)	Correct the adjustment in fair value of warrant liability from previous filing by a reduction of $2,217,306.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

6.	Under Interest Income (expense):

(a)	In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued warrants that have registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $1,758,900 and charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 156%, (3) risk-free interest rate of 4.55%, and (4) expected life of 5 years.

(b)
In conjunction with raising capital through the issuance of Convertible Notes, the Company has issued warrants that have registration rights for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet $512,100 and charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrant on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.43%, (3) risk-free interest rate of 4.75%, and (4) expected life of 5 years.

The net effect to Interest expense is an increase of $2,271,000, net of items a and b above. ($1 rounding.)

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statement of Income (Losses)
For the Three Months Ended March 31, 2006

	As previously
	Reported		Adjustment	Reference	As Restated
Selling, general & administrative	$1,009,934		$(60,300)	1	$949,634
Research and development	$75,033	$			75,033
Depreciation	$341,676	$			$341,676
Total operating expenses	$1,426,643		$(60,300)	1	$1,366,343
Net loss from operations	$(1,426,643)		$(60,300)	1	$(1,366,343)
Net gain (loss) in fair value of debt derivative and warrant liability	$4,846,273		$878,403	2	$3,967,870
Other income (expense)	$3,520	$			$3,520
Interest income (expense)	$(59,597)		$(512,099)	3	$(571,696)
Net income	$3,363,553		$(1,330,202)	1,2,3	$2,033,351
Net income per share-basic	$0.03	(0.01)			$0.02
Net income (loss) per share-fully diluted	0.03	(0.05)			$(0.02)

Condensed Consolidated Statement of Income (Losses)
For the Six Months Ended March 31, 2006

Selling, general & administrative	$3,088,661		$(294,350)	4	$2,794,311
Research and development	$91,303	$			91,303
Depreciation	$684,375	$			$684,375
Total operating expenses	$3,864,339		$(294,350)	4	$3,569,989
Net loss from operations	$(3,864,339)		$(294,350)	4	$(3,569,989)
Net gain (loss) in fair value of debt derivative and warrant liability	$12,973,966		$2,217,306	5	$10,756,660
Other income (expense)	$9,493	$			$9,493
Interest income (expense)	$(79,403)		$(2,270,999)	6	$(2,350,402)
Net income	$9,039,717		$(4,193,955)	4,5,6	$4,845,762
Net income per share-basic	$0.08	(0.04)			$0.04
Net income (loss) per share-fully diluted	0.08	(0.11)			$(0.03)

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2006

Cash flows from operating activities
Net income (loss)	$9,039,717		$(4,193,955)	4,5,6	$4,845,762
Adjustments to reconcile to net used in operating activities
Depreciation and amortization	$684,375	$			$684,375
Warrants issued to consultants	$43,100	$			$43,100
Income attributable to repricing of warrants and debt derivatives	$(12,973,966)		$2,217,306	5	$(10,756,660)
Financing costs attributable to issuance of warrants	$-		$2,271,000	6	$2,271,000
Amortization of debt discount attributable to convertible debentures	$35,390	$			$35,390
Common stock issued in exchange for services	$1,273,950		$(563,750)	4d	$710,200
Common stock issued as penalty in connection with financing	$773,958	$			$773,958
Common stock canceled-previously issued for services rendered	$(480,000)	$			$(480,000)
Decrease in accounts receivable	$9,301	$			9,301
Increase in other assets	$(9,120)	$			$(9,120)
Increase in due related parties	$2,496	$			$2,496
Increase (decrease) in accounts payable and accrued liabilities	$83,175		$659,400	1	$742,575
Net cash used in operating activities	$(1,517,623)		$390,000		$(1,127,623)
Cash flows from investing activities:
Capital expenditures	$(35,852)	$			$(35,852)
Net cash used in investing activities	$(35,852)	$			$(35,852)
Cash flows from financing activities
Proceeds from issuance of convertible notes	$1,600,000		$(390,000)	1c	$1,210,000
Net cash provided by financing activities	$1,600,000		$(390,000)		$1,210,000
Net increase in cash and cash equivalents	$46,525	$			$46,525
Cash and cash equivalents at beginning of period	$31,190	$			$31,190
Cash and cash equivalents at end of period	$77,715	$			$77,715

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE J - SUBSEQUENT EVENTS

On April 23, 2007, the Company issued and sold a $100,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 200,000 shares of our common stock to James A. Hayward, a director and the Chief Executive Officer of the Company.

On May 17, 2007 the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock of the Company, $0.001 par value per share, to 410,000,000 shares following stockholder approval at the annual meeting of stockholders held on May 16, 2007.

On May 16, 2007, the Company increased the number of shares under their ESOP (employee stock option program) from 16,000,000 to 20,000,000 shares following stockholder approval at the annual meeting of stockholders held on May 16, 2007.

In May 2007, the Company settled certain pending litigation and other claims arising out of certain former employees’ and consultants’ prior employment or consulting relationships with the Company. The Company is obligated to pay an aggregate amount of $605,000 beginning June 1, 2007 in five monthly payments. The settlement agreements provide that each of the former employees and consultants can cause a judgment to be entered against the Company in an amount equal to three times the remaining balance due to such former employee or consultant under the applicable settlement agreement, plus interest, if the Company defaults on any payment obligation to such person and the Company does not satisfy it within the ten day period after receiving notice of such default.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

Our SigNature Program enables our potential clients to cost-effectively:

•	assure manufacturers, suppliers, distributors, retailers and end-users that their products are authentic and can be forensically authenticated;

•	integrate our SigNature DNA Markers with existing security solutions such as barcodes, radio frequency identification (RFID) tags, holograms, microchips and other securities measures; and

•	add value to the “bottom-line” by helping to diminish product diversion and counterfeiting.

Counterfeit and diverted products continue to pose a significant and growing problem with consumer packaged goods, especially for prestige and established brands worldwide. Piracy, identity theft and forged documents and items are also highly prevalent in vertical markets such as digital media, fine art, luxury goods, and alcoholic beverages. Key aspects of our strategy include:

•	continuing to improve and customize our solution to meet our potential customers’ needs;

•	continuing to develop and enhance our existing DNA marker authentication technologies;

•	expanding our customer base both domestically and abroad by targeting high volume markets; and

•	augmenting our competitive position through strategic acquisitions and alliances.

Plan of Operations

General

We expect to generate revenues principally from sales of our SigNature Program. We are currently attempting to develop business in six target markets: art and collectibles, fine wine, consumer products, digital recording media, pharmaceuticals, and homeland security. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

We believe that our existing capital resources will enable us to fund our operations until approximately July 2007. We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

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

On March 19, 2007, we entered into a Technology Reseller Agreement (the “HPT Agreement”) with HPT International, LLC (“HPT”). In the HPT Agreement we agreed to supply our SigNature DNA Markers to HPT to be affixed onto HPT's holograms, Nylon 6 tags and other plastic or metal food tags. HPT has been granted exclusive rights to affix our SigNature DNA Markers onto its tagging products for distribution to its customers in the United States in the poultry and kosher foods markets, and non-exclusive rights to attach our SigNature DNA Markers onto its tagging products for distribution to its customers worldwide. We will receive a fee for each SigNature DNA Marker that is attached to an HPT product and distributed to a third party, and for each forensic authentication test that we perform at HPT's request. HPT has been granted exclusive rights in the U.S. poultry and kosher foods markets with respect to new customers through March 18, 2008. After that date, HPT will lose its exclusive rights if it does not realize certain sales goals or does not agree to certain minimum purchases during the subsequent year of the agreement. Under the HPT Agreement, HPT has the right to permanent exclusivity in the U.S. poultry and kosher foods markets if realizes its sales goals for the first two years under the HPT Agreement and achieves an additional milestone to be agreed by us and HPT prior to March 18, 2009. The HPT Agreement may be terminated by us or HPT on any anniversary of the HPT Agreement by providing ninety (90) days prior written notice.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We anticipate spending approximately $200,000 on the acquisition of leasehold improvements during the next 12 months. This projected expenditure for leasehold improvements is dependent upon our ability to obtain sources of financing or generate revenues. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of the leasehold improvements during the next 12 months.

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

Critical Accounting Policies

Financial Reporting Release No. 60, published by the Securities and Exchange Commission (“SEC”), recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

•	Equity issued with registration rights

•	Warrant liability

•	Fair value of intangible assets

Equity Issued with Registration Rights

In connection with the placements of our convertible notes and warrants to certain investors during the fiscal quarters ended December 31, 2003, December 31, 2004, March 31, 2005, March 31, 2006 and June 30, 2006, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although these notes and warrants do not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, the common stock underlying the notes and warrants subject to such liquidated damages does not meet the tests required for shareholders’ equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet until such time as the conditions are eliminated.

Warrant Liability

In connection with the placement of certain debt instruments, as described above, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.

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

During the year ended September 30, 2006, the Company management preformed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

The identifiable intangible assets acquired and their carrying values at March 31, 2007 are:

					Weighted
					Average
	Gross	Accumulated			Amortization
	Carrying	Amortization and		Residual	Period
	Amount	Impairment Charge	Net	Value	(Years)

Amortizable
Intangible
Assets:

Intellectual
Property	$9,430,900	$7,520,996	$1,909,904	—	7

Patents	34,237	21,999	12,238	—	5

Total
Amortized
Identifiable
Intangible	$9,465,137	$7,542,995	$1,922,142	—	6.99

Total amortization expense charged to operations for the three months ended March 31, 2007 and 2006 were $92,661 and $677,040.

Estimated amortization expense as of March 31, 2007 is as follows:

2007	$370,642
2008	370,642
2009	365,504
2010	363,791
2011 and after	451,563
Total	$1,922,142

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

These restatements and resulting revisions relate to the accounting treatment for and disclosure regarding the issuance by the Company of options and warrants to acquire the Company's common stock. In addition the Company corrected certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company director. These errors were discovered in connection with comments raised by the SEC in their review and comment on the Company’s Registration Statement on Form SB-2, as amended.

In this regard, you should rely on the restated financial results for the fiscal year ended September 30, 2005 and for each of the quarters in the year 2005 and the first, second and third quarters of 2006. As the Company previously reported in its Current Report on Form 8-K, dated May 16, 2006, you should not rely on the Company’s previously issued consolidated financial statements and other financial information for these reporting periods.

The consolidated financial statements for the three months ended March 31, 2006 have been restated from the amounts previously reported to correct the accounting for financial derivatives. While the effect of the corrections to the financial statements is fully described in accompanying notes to the restated consolidated financial statements, the following is a summary of the net effect of the errors on these consolidated financial statements:

•	the Company's net income for the three months ended March 31, 2006 decreased by $1,330,202 from a net income of $3,363,553 to a net income of $2,033,351.

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006

Revenues

From our inception on September 16, 2002, we have not generated significant revenues from operations.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $0.950 million for the three months ended March 31, 2006 to $1.989 million for the three months ended March 31, 2007. This increase of $1.04 million, or 110%, is primarily attributable to an increase in amortized loan costs expense of $389,775 for borrowing in 2006 as well as an increase in cost incurred in connection with professional services.

Research and Development

Research and development expenses decreased from $75,000 for the three months ended March 31, 2006 to $39,000 for the same period in 2007. The decrease of $36,000 is attributed to less research and development activity than the prior period.

Depreciation and Amortization

In the three months ended March 31, 2007, depreciation and amortization decreased by $233,318 from $341,676 to $108,358 for the period compared to the same period in 2006. The decrease is attributable to the reduced amortization of our intellectual property due to our impairment recorded in the period ended September 30, 2006.

Total Operating Expenses

Total operating expenses increased to $2.16 million from $1.37 million, or an increase of $0.77 million primarily attributable to an increase in amortized loan costs expense for borrowings in 2006 as well as an increase in costa incurred in connection with professional services.

Other Income/Loss

Loss on reevaluation of debt derivative and warrant liability increased by $10.36 million from a gain of $3.97 million for the three months ended March 31, 2006 to a loss of $6.39 million for the three months ended March 31, 2007.

Interest Expenses

Interest expense for the three months ended March 31, 2007 increased by $0.274 million to $0.846 million from $0.572 million in the same period of 2006. The increase in interest expense was due to the financings we effected in 2006.

Net Income (loss)

Net loss for the three months ended March 31, 2007 increased to a loss of $9.37 million from a net income of $2.03 million in the prior period primarily attributable to an increased loss on reevaluation of debt derivative and warrant liability.

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

In fiscal 2006, we completed three additional private placements of convertible debt and associated warrants. On November 3, 2005, we issued and sold a promissory note in the principal amount of $550,000 to Allied International Fund, Inc. ("Allied"). Allied in turn financed a portion of the making of this loan by borrowing $450,000 from certain persons, including $100,000 from James A. Hayward, a director and our Chief Executive Officer. The terms of the promissory note provided that we issue upon the funding of the note warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.50 per share to certain persons designated by Allied. On November 9, 2005, we issued nine warrants to Allied and eight other persons to purchase an aggregate of 5,500,000 shares of our common stock at an exercise price of $0.50 per share. These warrants included a warrant to purchase 1,100,000 shares that was issued to James A. Hayward, a director and our Chief Executive Officer. We paid $55,000 in cash to VC Arjent, Ltd. for its services as the placement agent with respect to this placement. All principal and accrued but unpaid interest under the promissory note was paid in full shortly after the closing of and from the proceeds of a private placement we completed on March 8, 2006. On March 8, 2006, we issued and sold an aggregate of 30 units consisting of (i) a $50,000 principal amount secured convertible promissory note bearing interest at 10% per annum and convertible at $0.50 per share, and (ii) a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share, for aggregate gross proceeds of $1.5 million. The units were sold pursuant to subscription agreements by and between each of the purchasers and Applied DNA Operations Management, Inc., a Nevada corporation and our wholly owned subsidiary (our “Subsidiary”). The $2.050 million in gross proceeds from these first two offerings were held by our Subsidiary for our benefit and used to fund commissions, fees and expenses associated with the placements, to repay the outstanding promissory note described above plus accrued interest thereunder, to fund financing fees, consultants and public reporting costs, salaries and wages, research and development, facility costs as well as and general working capital needs. On March 24, 2006, we commenced an offering (the “Offshore Offering”) of up to 140 units, at a price of $50,000 per unit, for a maximum offering of $7 million for sale to “accredited investors” who are not “U.S. persons.” The units being sold as part of the Offshore Offering consist of (i) a $50,000 principal amount secured convertible promissory note, and (ii) a warrant to purchase 100,000 shares of our common stock at a price of $0.50 per share. On May 2, 2006, we closed on the first tranche of the Offshore Offering in which we sold 20 units for aggregate gross proceeds of $1,000,000. We paid Arjent Limited $375,000 in commissions, fees and expenses from these gross proceeds. On June 15, 2006, we completed the second tranche of the Offshore Offering in which we sold 59 units for aggregate gross proceeds of $2,950,000. We paid Arjent Limited $442,500 in commissions, fees and expenses from these gross proceeds. Additionally, on July 10, 2006 we issued 2.4 million shares of our common stock to Arjent Limited at $0.001 per share as partial consideration for its services in connection with the Offshore Offering.

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

On April 23, 2007, we issued and sold a $100,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 200,000 shares of our common stock to James A. Hayward, a director and the Chief Executive Officer of the Company. The promissory note and accrued but unpaid interest thereon are convertible into shares of common stock of the Company at a price of $0.50 per share by the holder of the promissory note at any time from April 23, 2007, through April 22, 2008, and shall automatically convert on April 22, 2008 at a conversion price of $0.15. At any time prior to conversion, we have the right to prepay the promissory note and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). Until the principal and interest under the promissory note is paid in full, or converted into our common stock, the promissory note will be secured by a security interest in all of our assets. This security interest is pari passu with the security interest granted to the holders of $1,500,000 in aggregate principal amount secured convertible promissory notes of the Company issued on March 8, 2006, and the holders of $3,950,000 in aggregate principal amount secured convertible promissory notes of the Company issued on May 2, 2006 and June 15, 2006. The warrant is exercisable for a four-year period commencing on April 23, 2008, and expiring on April 22, 2012, at a price of $0.50 per share. The warrant may be redeemed at our option at a redemption price of $0.001 upon the earlier of (i) April 22, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

As of March 31, 2007, we had $5,450,000 in outstanding notes payable. Please see “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note C to the financial statements in this quarterly report for a full description of the terms of the outstanding promissory notes.

Substantially all of the real property used in our business is leased under operating lease agreements.

As of March 31, 2007, we had a working capital deficit of approximately $1.27 million. For the six months ended March 31, 2007, we generated a net cash flow deficit from operating activities of $1.1 million consisting primarily of year to date losses of $10.04 million. Non-cash adjustments included $2,162,910 in depreciation and amortization charges and a non-cash increase of $4,289,290 attributable to the repricing of the debt derivative and warrant liability. Additionally, we had a net decrease in current assets of $98,050 and a net increase in current liabilities of $2,366,177. Cash used in investing activities totaled $11,039, which was utilized for acquisition of property and equipment. We did not have any cash provided by financing activities for the six months ended March 31, 2007.

From our inception on September 16, 2002 through March 31, 2007, we generated a cash flow deficit of $16,744,194 from operating activities. Cash flows used in investing activities was $214,058 during this period. We met our cash requirements during this period through the private placement of $432,000 of common stock, $13,446,500 from the issuance of convertible notes, $2,850,088 from the issuance of notes payable (net of repayments and costs) and $343,750 from the proceeds from the exercise of options to acquire our common stock.

We expect capital expenditures to be less than $200,000 in fiscal 2007. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

We currently require additional financing in order to meet our current and projected cash flow deficits from operations and development. We presently do not have any available credit, bank financing or other readily available external sources of liquidity. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, a downturn in the U.S. or global stock and debt markets and other reasons could make it more difficult to obtain financing through the issuance of equity securities or borrowing. Further, if we issue additional equity or convertible debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements. We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons. Nonetheless, as of March 31, 2007 we have accrued approximately $6.2 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

In May 2007, we settled certain pending litigation and all other claims arising out of certain former employees’ and consultants’ prior employment or consulting relationships with us. We agreed to pay the former employees and consultants an aggregate amount of $605,000 in cash in five equal installments due on the first day of each month over the five month period beginning on June 1, 2007. The settlement agreements provide that each of the former employees and consultants can cause a judgment to be entered against us, APDN (B.V.I.) Inc. and Applied DNA Operations Management, Inc. in an amount equal to three times the remaining balance due to such former employee or consultant under the applicable settlement agreement, plus interest, if we default on any payment obligation to such person and we do not satisfy it within the ten day period after receiving notice of such default.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The impact of inflation on the costs of the Company is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company’s operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

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

We believe that our existing capital resources will enable us to fund our operations until approximately July 2007. We will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

We Have a History Of Losses Which May Continue, and Which May Harm Our Ability to Obtain Financing and Continue Our Operations.

We incurred net losses of $2.4 million for the year ended September 30, 2006. For the three months ended March 31, 2007, we incurred a net loss of $9,370,238. These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and our interest expense on notes and warrants we issued to obtain financing. Our operations are subject to the risks and competition inherent in a company moving from the development stage to a new growth enterprise. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated January 5, 2007, our independent auditors stated that our financial statements for the year ended September 30, 2006 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring net losses of $93 million during the period from September 16, 2002 (date of inception) to September 30, 2006. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

We have a Short Operating History, a Relatively New Business Model, and Have Not Produced Significant Revenues. This Makes it Difficult to Evaluate Our Future Prospects and Increases the Risk That We Will Not Be Successful.

We have a short operating history with our current business model, which involves the marketing, sale and distribution of botanical DNA encryption, embedment and authentication products and services. We acquired technologies upon which these products and services are based from Biowell Technology, Inc. (“Biowell”) on July 12, 2005. We first derived revenue from this model in the second calendar quarter of 2006, which was insignificant. Prior to the July 12, 2005 acquisition, our operations consisted principally of providing marketing and business development services to Biowell. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects. We are in the process of transitioning from a developmental stage to an early-stage growth enterprise. Our operations since inception have not produced significant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. If we create revenues in the future, prior to our introduction of any new products, we will derive all such revenues from the sale of botanical DNA encryption, encapsulation, embedment and authentication products and services, which is an immature industry. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements. We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons. Nonetheless, as of March 31, 2007 we have accrued approximately $6.2 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

If Our Existing Products and Services are Not Accepted by Potential Customers or We Fail to Introduce New Products and Services, Our Business, Results of Operations and Financial Condition Will be Harmed.

There has been limited market acceptance of our botanical DNA encryption, encapsulation, embedment and authentication products and services to date. Some of the factors that will affect whether we achieve market acceptance of our solutions include:

•	availability, quality and price relative to competitive solutions;

•	customers’ opinions of the solutions’ utility;

•	ease of use;

•	consistency with prior practices;

•	scientists’ opinions of the solutions’ usefulness;

•	citation of the solutions in published research; and

•	general trends in anti-counterfeit and security solutions’ research.

The expenses or losses associated with the continued lack of market acceptance of our solutions will harm our business, operating results and financial condition.

Rapid technological changes and frequent new product introductions are typical for the markets we serve. Our future success may depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions may provide a significant competitive advantage because customers invest their time in selecting and learning to use new products, and are often reluctant to switch products. To the extent we fail to introduce new and innovative products, we may lose any market share we then have to our competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business. We may experience delays in the development and introduction of products. We may not keep pace with the rapid rate of change in anti-counterfeiting and security products’ research, and any new products acquired or developed by us may not meet the requirements of the marketplace or achieve market acceptance.

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

The Markets for our SigNature Program are Very Competitive, and We May be Unable to Continue to Compete Effectively in this Industry in the Future.

The principal markets for our SigNature Program are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Applied Optical Technologies, Authentix, Biowell, ChemTAG, Collectors Universe Inc., Collotype, Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., Informium AG, Inksure Technologies, L-1 Identity Solutions, Manakoa, SmartWater Technology, SureTrace, Tracetag and Warnex.

We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

•	product performance, features and liability;
•	price;
•	timing of product introductions;
•	ability to develop, maintain and protect proprietary products and technologies;
•	sales and distribution capabilities;
•	technical support and service;
•	brand loyalty;
•	applications support; and
•	breadth of product line.

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

Our Failure To Manage Our Growth In Operations and Acquisitions of New Product Lines and New Businesses Could Harm our Business.

Any growth in our operations, if any, will place a significant strain on our current management resources. To manage such growth, we would need to improve our:

•	operations and financial systems;
•	procedures and controls; and
•	training and management of our employees.

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

Although we currently only have operations within the United States, if we were to acquire an international operation; we would face additional risks, including:

•	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;
•	different or conflicting regulatory or legal requirements;
•	foreign currency fluctuations; and
•	diversion of significant time and attention of our management.

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

If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. A court may decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, a court may order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our or our licensor’s issued patents or pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

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

Any Default on Payments Due under Settlement Agreements with Former Employees and Consultants Could Affect Our Financial Condition and Results of Operations

In May 2007, we settled certain pending litigation and all other claims arising out of certain former employees’ and consultants’ prior employment or consulting relationships with us. We agreed to pay the former employees and consultants an aggregate amount of $605,000 in cash in five equal installments due on the first day of each month over the five month period beginning on June 1, 2007.

The settlement agreements provide that each of the former employees and consultants can cause a judgment to be entered against us, APDN (B.V.I.) Inc. and Applied DNA Operations Management, Inc. in an amount equal to three times the remaining balance due to such former employee or consultant under the applicable settlement agreement, plus interest, if we default on any payment obligation to such person and we do not satisfy it within the ten day period after receiving notice of such default.

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

As of May 15, 2007, we had approximately 130,808,137 shares of common stock issued and outstanding and outstanding options and warrants to purchase 77,644,464 shares of common stock. All of the shares issuable upon exercise of our options and warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on The Over The Counter Bulletin Board (the “OTC Bulletin Board”), such as us, must be reporting issuers under Section 12 or Section 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 - 2000 (except the quarterly reports for the first two quarters of 1999). We have been current in our reporting requirements for the last six years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2007, our management carried out an evaluation, under the supervision of the Company's Chief Executive Officer (who is its principal executive officer and principal financial officer), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act and Rules 13a-15(e) and 15d-15(e) thereunder. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As previously disclosed in our Current Reports on Form 8-K, filed on May 18, 2006 and October 2, 2006, as a result of comments raised by the SEC, we determined that accounting errors were made in connection with

•	accounting for and disclosing the fair value of warrants and options to acquire our common stock issued to non-employees as a current period expense;

•	accounting for and disclosing the fair value of shares issued to a former Director in exchange for previously incurred debt;

•	accounting for and disclosing the fair value of warrants issued to note holders and consultants having registration rights; and

•	accounting for and disclosing the revaluation for warrant liabilities as of each reporting period.

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

Changes in Internal Controls

In addition to the remedial measures undertaken during the three months ended September 30, 2006, that we have subsequently implemented the following additional measures to address the identified material weaknesses:

•	We reviewed all convertible securities to identify any securities that may have embedded beneficial conversion features or derivatives; and

•
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

Paul Reep v. Applied DNA Sciences, Inc., Case No.: BC345702

Plaintiff Paul Reep, a former employee, commenced this action against us on January 10, 2006. Mr. Reep asserted eight causes of action for breach of contract, breach of an oral agreement, negligent misrepresentation, interference with prospective business advantages, defamation, fraud, accounting and constructive trust, unjust enrichment. The relief sought included declaratory relief, unspecified compensatory damages, unpaid salary, unspecified penalties under the California Labor Code, interest, and attorneys' fees. We successfully moved the court to indefinitely stay all proceedings in this matter in light of a forum selection clause designating Nevada state courts as the proper forum. On April 11, 2007, Paul Reep filed suit against us, Applied DNA Operations Management, Inc., APDN (B.V.I.), Inc., Jun-Jei Sheu, Ben Liang, James A. Hayward, Larry Lee and Peter Brocklesby in the Clark County District Court, Nevada (Paul Reep v. Applied DNA Sciences, et al., Clark County District Court Case No. A539250). The action is a refiling of a prior lawsuit (Paul Reep v. Applied DNA Sciences, Inc., U.S. District Court, Central District of California, Case No.: BC345702). The complaint alleges causes of action for breach of written contract, breach of oral contract, defamation, fraud and violations of the California Labor Code, and seeks approximately $360,000 in specified damages, additional damages according to proof, potential punitive damages, and fees and costs. We have not been served with the complaint or summons with respect to this matter. We dispute all of the allegations and intends to vigorously defend this action. This matter is in its early stages.

Douglas A. Falkner v. Applied DNA Sciences, Inc./N.C. Industrial Commission File No. 585698

Plaintiff Douglas Falkner ("Falkner") filed a worker’s compensation claim in North Carolina for an alleged work-related neck injury that he alleges occurred on January 14, 2004. Falkner worked as Business Development and Operations Manager at our sole East Coast office at the time of the alleged injury. Plaintiff Falkner was the only employee employed by us in North Carolina at the time of the alleged injury and we have employed no other employees in North Carolina at any other time. The claim has been denied and is being defended on several grounds, including the lack of both personal and subject matter jurisdiction. Specifically, we contend that we did not employ the requisite minimum number of employees in North Carolina at the time of the alleged injury and that the company is therefore not subject to the North Carolina Workers' Compensation Act. The claim was originally set for hearing in January 2007, but was continued to allow the parties to engage in further discovery.

Applied DNA Sciences, Inc. v. John Barnett, Adrian Butash, Jamie Cardona, Chanty Cheang, Paul Reep, Angela Wiggins, Peter Brocklesby, and Cheri Lu Brocklesby, Los Angeles Superior Court Case No. BC367661

We filed this action on March 12, 2007, alleging breach of fiduciary duty and unjust enrichment against a group of our former officers and employees arising out of the unauthorized issuance of 8.25 million shares of our common stock. The suit seeks damages equal to the value of such stock on the date it was issued, or approximately $4 million, plus other incidental damages. The case has been dismissed against defendants Barnett, Butash, Cardona, Cheang, and Wiggins as part of the previously disclosed settlement of BC350904, but proceeds against defendants Peter and Cheri Brocklesby and Paul Reep. The case is in its early stages.

Settlement of Litigation

On May 2, 2007, we, APDN (B.V.I.) Inc., our wholly-owned subsidiary, Applied DNA Operations Management, Inc., our wholly-owned subsidiary, James A. Hayward, our Chief Executive Officer and one of our directors, and Jun-Jei Sheu, one of our directors (the “Applied DNA parties”), entered into agreements with each of Angela Wiggins, John D. Barnett, Chanty Cheang and Adrian Butash, Jaime Cardona, all of whom are either a former employee or consultant of ours (collectively, the “former employees and consultants”) to settle certain pending litigation and all other claims arising out of the former employees’ and consultants’ employment or consulting relationships with us.

Pursuant to the terms of these settlement agreements, the Applied DNA parties on the one hand, and the former employees and consultants on the other, agreed to release each other from any and all liabilities in connection with or arising from the former employees’ and consultants’ prior employment or consulting relationships, and to dismiss certain lawsuits previously disclosed by us, including the following: Applied DNA Sciences, Inc. v. Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona, and Angela Wiggins (U.S. District Court for the Central District of California case number CV06-2027 RGK); Barnett, et al. v. Applied DNA Sciences, et al., Los Angeles County Superior Court (case number BC 350904); Angela Wiggins v. Applied DNA Sciences, Inc., Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc., Peter Brocklesby and James A. Hayward (Los Angeles Superior Court case number BC369331), which was filed by Angela Wiggins on April 10, 2007. In exchange for the consideration referenced in the Settlement Agreement, the Company agreed to pay the former employees and consultants an aggregate amount of $605,000 in cash in five equal installments due on the first day of each month over the five month period beginning on June 1, 2007.

The settlement agreements provide that each of the former employees and consultants can cause a judgment to be entered against us, APDN (B.V.I.) Inc. and Applied DNA Operations Management, Inc. (and not the individual Applied DNA Parties) in an amount equal to three times the remaining balance due to such former employee or consultant under the applicable settlement agreement, plus interest, if we default on our payment obligation to such person and we do not satisfy it within the ten day period after receiving notice of such default.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As a company that reports under Section 15(d) of the Securities Exchange Act, we are not subject to the proxy rules of Section 14. In accordance with Nevada law and pursuant to our bylaws, we sought the approval of the matters described below through the solicitation of proxies. Our annual meeting of stockholders was held on May 16, 2007. At the meeting, the stockholders:

(1)
voted to reelect the existing members of the board of directors, James A. Hayward, Yacov Shamash, Jun-Jei Sheu and Sanford R. Simon, each for a one-year term or until their successors are duly elected and qualified;

(2)	ratified the appointment of Russell Bedford Stefanou Mirchandani LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007;

(3)	approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock the Company has the authority to issue to 410,000,000; and

(4)	approved an amendment to the Company’s 2005 Incentive Stock Plan to increase the number of shares of common stock subject to the Plan to 20,000,000.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

MATTER	FOR	AGAINST/WITHHELD	ABSTAINED

(1) Election of Directors:
James A. Hayward	68,129,155	145,708
Yacov Shamash	66,493,485	1,781,378
Jun-Jei Sheu	68,129,023	145,840
Sanford R. Simon	67,799,163	475,700

(2) Ratification of Auditors	67,895,259	249,050	130,554

(3) Ratification and Approval of the Charter Amendment	64,915,372	3,326,883	32,607

(4) Ratification and Approval of the Charter Amendment	44,010,949	2,904,837	127,756

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.5
Technology Reseller Agreement, dated March 19, 2007 by and between Applied DNA Sciences and HPT International LLC, filed as an exhibit to the current report on Form 8-K filed with the SEC on March 23, 2007 and incorporated herein by reference.

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

APPLIED DNA SCIENCES, INC.

Date: May 21, 2007	By: /s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)