Form 10QSB
period 2007-06-30
APPLIED DNA SCIENCES INC
filed 2007-08-20
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

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

Yes ☒ No☐

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

•	The number of shares of Common Stock, $0.001 par value, outstanding on August 17, 2007, was approximately 160,499,549.

•	Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

APPLIED DNA SCIENCES, INC
QUARTERLY REPORT ON FORM 10-QSB FOR THE
QUARTERLY PERIOD ENDING JUNE 30, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet: June 30, 2007 (Unaudited)	1

Condensed Consolidated Statements of Losses: Three Months Ended June 30, 2007 and 2006 (Unaudited) and the Period from September 16, 2002 (Date of Inception) Through June 30, 2007 (Unaudited)	2

Condensed Consolidated Statement of Stockholder’s Equity (Deficiency): For the Period from September 16, 2002 (Date of Inception) Through June 30, 2007 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows: Three Months Ended June 30, 2007 and 2006 (Unaudited) and the Period from September 16, 2002 (Date of Inception) Through June 30, 2007 (Unaudited)	17

Notes to Unaudited Condensed Consolidated Financial Information: June 30, 2007	19-42

Item 2. Management’s Discussion and Analysis	43

Item 3 Controls and Procedures	60

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3. Defaults Upon Senior Securities	63

Item 4. Submission of Matters to a Vote of Security Holders	63

Item 5. Other Information	63

Item 6. Exhibits	63

Signatures	64

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

APPLIED DNA SCIENCES, INC.
(A Development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
June 30,
2007
ASSETS
Current assets:
Cash	$34,792
Prepaid expenses	138,875
Total current assets	173,667

Property, plant and equipment-net of accumulated depreciation of $67,497	120,865

Other assets:
Deposits	13,822
Capitalized finance costs-net of accumulated amortization of $1,641,988	65,612

Intangible assets:
Patients, net of accumulated amortization of $23,732 (Note B)	10,525
Intellectual property, net of accumulated amortization and write off of $7,611,943 (Note B)	1,818,957

Total Assets	$2,203,448

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$8,976,675
Convertible notes payable, net of unamortized discount (Note D)	1,745,855
Total current liabilities	10,722,530

Debt derivative and warrant liability	4,468,404

Commitments and contingencies (Note J)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; 60,000 issued and outstanding	6
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 160,499,549 issued and outstanding	160,499
Additional paid in capital	87,420,306
Accumulated deficit	(100,568,297)
Total deficiency in stockholders' equity	(12,987,486)

Total liabilities and Deficiency in Stockholders' Equity	$2,203,448

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)
					From September 16, 2002
	For the three months Ended June 30,		For the nine months Ended June 30,		(Date of Inception)
	2007	2006	2007	2006	Through June 30, 2007
		RESTATED		RESTATED
Sales	$-	$18,900	$-	$18,900	$18,900
Cost of sales	-	(15,639)	-	(15,639)	15,639
Gross Profit	-	3,261	-	3,261	3,261

Operating expenses:
Selling, general and administrative	1,968,642	1,580,967	6,012,028	4,391,305	86,077,987
Research and development	25,504	-	94,289	75,276	1,124,888
Impairment of intangible asset(s)	-	-	-	-	5,655,011
Depreciation and amortization	108,357	336,824	324,594	1,021,199	2,054,320

Total operating expenses	2,102,503	1,917,791	6,430,912	5,487,780	94,912,207

NET LOSS FROM OPERATIONS	(2,102,503)	(1,914,530)	(6,430,912)	(5,484,519)	(94,908,946)

Net gain (loss) in revaluation of debt derivative and warrant liabilities	4,431,421	3,493,961	142,131	14,250,621	33,687,958
Other income	(0)	8,483	977	17,976	111,807
Interest expense	(520,963)	(826,827)	(1,945,702)	(3,177,229)	(39,459,116)

Net income (loss) before provision for income taxes	1,807,954	761,087	(8,233,506)	5,606,849	(100,568,297)

Income taxes (benefit)	-	-	-	-	-

NET INCOME (LOSS)	$1,807,954	$761,087	$(8,233,506)	$5,606,849	$(100,568,297)

Net income (loss) per share-basic	$0.01	$0.01	$(0.07)	$0.05

Net loss per share-assuming fully diluted-Note A	$(0.02)	$(0.02)		$(0.04)

Weighted average shares outstanding-
Basic	132,310,413	118,582,385	124,844,409	115,852,521
Fully diluted	170,056,948	177,501,849	162,590,944	181,716,985

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

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

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH JUNE 30, 2007 (unaudited)

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Common stock issued in Dec 2006
in settlement of related party debt
at $2.28 per share	-	-	180,000	180	410,249	-	-	-	410,429

Common stock issued in May 2007
in settlement of convertible
debenture at $0.11per share	-	-	9,645,752	9,646	1,090,354	-	-	-	1,100,000

Common stock issued in June 2007
in settlement of convertible
debenture at $0.11per share	-	-	29,691,412	29,691	3,215,309	-	-	-	3,245,000

Beneficial conversion feature
relating to convertible debenture	-	-	-	-	76,788	-	-	-	76,788

Net loss	-	-	-	-	-	-	-	(8,233,506)	(8,233,506)
Balance as of June 30, 2007	60,000	$6	160,499,549	$160,499	$87,420,306	$-	$-	$(100,568,297)	$(12,987,486)

See accompanying notes to consolidated financial statements

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
			For the Period
			September 16, 2002
			(Date of Inception)
	For the nine months ended June 30,		through
	2007	2006	June 30, 2007
Cash flows from operating activities:		RESTATED
Net income (loss)	$(8,233,506)	$5,606,849	$(100,568,297)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	324,594	1,021,199	2,054,320
Organization expenses	-	-	88,500
Impairment of intangible assets	-	-	5,655,011
Preferred shares issued in exchange for services	-	-	1,500,000
Options and warrants issued in exchange for services rendered	-	43,100	11,001,255
Income attributable to repricing of warrants and debt derivatives	(142,131)	(14,250,621)	(33,687,959)
Financing costs attributable to issuance of warrants	-	2,271,000	25,419,214
Amortization of beneficial conversion feature-convertible notes	10,093	-	10,471,093
Amortization of capitalized financing costs	1,005,975	247,238	1,641,988
Amortization of debt discount attributable to convertible debentures	1,580,519	276,090	2,312,009
Debt in exchange for common stock at fair market price	-	-	1,365,000
Common stock issued in exchange for services rendered	-	710,200	31,964,573
Common stock exchanged for intellectual property in connection with costs of acquiring intangible assets	-	-	14,689,100
Common stock issued in connection with penalties pursuant to registration	-	773,958	1,550,487
Common stock canceled-previously issued for services rendered	-	(480,000)	(1,343,845)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	9,631	(18,900)	-
Decrease (increase) in prepaid expenses and deposits	(32,208)	(145,849)	(153,137)
Decrease (increase) in other assets	8,419	5,940	(13,450)
Increase in due related parties	-	(52,662)	40,753
Increase (decrease) in accounts payable and accrued liabilities	3,811,641	1,685,792	8,737,251
Net cash used in operating activities	(1,656,973)	(2,306,666)	(17,276,134)

Cash flows from investing activities:
Payments for patent filing	-	-	(25,698)
Acquisition (disposal) of property and equipment, net	(11,039)	(35,851)	(188,360)
Net cash provided by (used in) investing activities	(11,039)	(35,851)	(214,058)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost	-	-	432,000
Proceeds from issuance of convertible notes, net of costs	477,500	4,242,500	13,924,000
Proceeds from sale of options	-	-	343,750
Repayment of debt	-	-	(24,854)
Proceeds from loans	-	-	2,750,000
Advances from shareholders	-	-	100,088
Net cash provided by financing activities	477,500	4,242,500	17,524,984

Net increase in cash and cash equivalents	(1,190,512)	1,899,983	34,792
Cash and cash equivalents at beginning of period	1,225,304	31,190	-
Cash and cash equivalents at end of period	$34,792	$1,931,173	$34,792

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
			For the Period
			September 16, 2002
			(Date of Inception)
	For the nine months ended June 30,		through
	2007	2006	June 30, 2007
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	-	-	-
Cash paid during period for taxes	-	-	-

Non-cash transactions:
Common stock issued for services	-	710,200	31,964,573
Common stock issued in exchange for intellectual property	-	-
Common stock issued in exchange for previously incurred debt	4,361,200	-	2,313,500
Common stock canceled-previously issued for services rendered	-	(480,000)	(1,343,845)
Common stock issued for ESOP shares	-	-
Common stock penalty shares issued pursuant to Pending SB-2 registration	-	773,958
Amortization of beneficial conversion feature	-	-	10,471,093
Preferred shares in exchange for service at $25 per share in September 2004	-	-	1,500,000
Fair value of options and warrants issued to consultants for services	-	43,100	11,001,255

Acquisition:
Common stock retained	-	-	1,015
Assets acquired	-	-	(135)
Total consideration paid	-	-	880
Organizational expenses-note issued in exchange for shares retired			88,500
Common stock issued in exchange for note payable			88,500

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.

 Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated nominal sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2007, the Company has accumulated losses of $100,568,297.

In March 2007, the Company purchased all the outstanding shares of Applied DNA Sciences Europe Limited, an English limited company, as a wholly owned subsidiary, for a purchase price of $10,000. In conjunction with the acquisition, the Company acquired the rights to sell products and services in the United Kingdom. Included as part of the acquisition agreement, the Company is obligated to pay a 2% fee of any United Kingdom sales to the former shareholder of Applied DNA Sciences Europe Limited for one year commencing with the first product/services sales. The cost of acquisition was charged to current period operating expenses.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Applied DNA Operations Management, Inc., APDN (B.V.I.), Inc. and Applied DNA Sciences Europe Limited. Significant inter-company transactions have been eliminated in consolidation.

 Reclassification

 Certain prior period amounts have been reclassified for comparative purposes.

 Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At June 30, 2007 property and equipment consist of:

Computer equipment	$27,404
Lab equipment	54,974
Furniture	105,984
Accumulated depreciation	(67,497)

Net	$120,865

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2006 and for the subsequent periods. The Company did not issue employee options as stock-based compensation during the three or nine months ended June 30, 2007 and therefore has no unrecognized stock compensation related liabilities ended June 30, 2007.

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

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the nine months ended June 30, 2007, the Company did not grant any employee stock options.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2007 the Company did not have any deferred revenue.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2007, allowance for doubtful receivable was $0.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended June 30, 2007 and for the three and nine months ended June 30, 2006:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Net income used in computing basic net income per share	$1,807,954	$761,087	$5,606,849
Impact of assumed assumptions:
Fair value of warrants relating to convertible debt charged to interest expense	-	-	1,758,900
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(4,431,421)	(3,493,961)	(14,250,621)
Net loss in computing diluted net loss per share:	$(2,623,467)	$(2,732,874)	$(6,884,872)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended June 30, 2007 and for the three and six months ended June 30, 2006 was 132,310,413, 118,582,385 and 115,852,521, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 37,746,535 for the three months ended June 30, 2007 and 47,282,079 and 65,864,464 potentially dilutive securities for the three and six months ended June 30, 2006, respectively. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three months ended June 30, 2007 and for the three and six months ended June 30, 2006 was $0.02, $0.02 and $0.04, respectively.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the “Serial Notes") issued in 2006 (see Note C). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company recorded the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 123.8%; and risk free interest rate of 4.82%. The derivatives are classified as long-term liabilities (see Note F).

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
JUNE 30, 2007
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
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

In Process Research & Development

The Company concluded as of the date of acquisition, the acquired intangible assets, consisting of developed core and product technologies had reached full development and that it was not the intention of the Company’s management to utilize the asset in specific research and development activities as defined in SFAS No. 2 Accounting for Research & Development Costs, As a result, the Company determined there was no in-process research and development (“IPR& D”) projects in place related to the technology acquired, nor any future research and development activities planned. Accordingly, there is no charge to operations during the year ended September 30, 2005 for IPR&D in connection with the acquisition of the assets.

Transaction costs

The amount of the purchase price that could not be allocated to acquire identifiable intangible assets or IPR & D was $14,689,100 and was charged to operations as a cost of the transaction during the year ended September 30, 2005.

The identifiable intangible assets acquired and their carrying value at June 30, 2007 are:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years)	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(1,980,664)
Impairment	(5,655,011)
Net:	$1,829,482
Residual value:	$0

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE B - INTANGIBLE ASSETS AND AMORTIZATION (continued)

Total amortization expense charged to operations for the three and nine months ended June 30, 2007 was $92,661 and $277,983, respectively. Amortization expense changed to operations for the three and nine months ended June 30, 2006 was $338,853 and $1,015,571 respectively.

Estimated amortization expense as of June 30, 2007 is as follows:

2007	$277,982
2008	370,642
2009	365,504
2010	363,791
2011 and thereafter	451,563
Total	$1,829,482

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of June 30, 2007 are as follows:

10% Secured Convertible Notes Payable dated March 8, 2006, net of unamortized debt discount of $107,710 (see below)	$1,392,290
10% Secured Convertible Notes Payable, related party, dated April 23, 2007, net of unamortized debt discount of $44,081 (see below)	55,919
10% Secured Convertible Notes Payable dated June 27, 2007 (See below)	100,000
10% Secured Convertible Notes Payable dated June 27, 2007 (See below)	50,000
10% Secured Convertible Notes Payable, related party, dated June 30, 2007, net of unamortized debt discount of $102,354 (see below)	147,646
1,745,855
Less: current portion	(1,745,855)
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
JUNE 30, 2007
(Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In conjunction with the Notes, the Company issued warrants to purchase 3,000,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $512,100.

The Company recorded the fair value of the derivatives ($346,500) and warrants ($ 512,100) to debt discount, aggregating $858,600, which will be amortized to interest expense over the term of the Notes. Amortization of $143,100 and $429,300 was recorded for the three and nine months ended June 30, 2007, respectively.

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

10% Secured Convertible Promissory Note dated April 23, 2007

On April 23, 2007, the Company issued a $100,000 related party convertible promissory note, due April 23, 2008 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share. At maturity, the note, including any accrued and unpaid interest, is convertible at $0.15 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 200,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the convertible note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $13,333 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the convertible note’s maturity period (one year) as interest expense.

In connection with the placement of the convertible notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $40,840 to warrant liabilities (See note A above) and a discount against the convertible note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.55%, a dividend yield of 0%, and volatility of 207.45%. The debt discount attributed to the value of the warrants issued is amortized over the convertible note’s maturity period (one year) as interest expense.

10% Secured Convertible Promissory Notes dated June 27, 2007

On June 27, 2007, the Company issued $150,000 convertible promissory notes, due June 27, 2007 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share. At maturity, the note, including any accrued and unpaid interest, is convertible at $0.15 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 300,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term. The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.55%, a dividend yield of 0%, and volatility of 207.45% as a charge against current operations.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated June 30, 2007

On June 30, 2007, the Company issued a $250,000 related party convertible promissory note, due April 23, 2008 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share. At maturity, the note, including any accrued and unpaid interest, is convertible at approximately $0.0877 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 500,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the convertible note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $63,454 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the convertible note’s maturity period (one year) as interest expense.

In connection with the placement of the convertible notes the Company issued non-detachable warrants granting the holders the right to acquire 500,000 shares of the Company’s common stock at $0.50 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $38,900 to warrant liabilities (See note A above) and a discount against the convertible note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.55%, a dividend yield of 0%, and volatility of 207.45%. The debt discount attributed to the value of the warrants issued is amortized over the convertible note’s maturity period (one year) as interest expense.

10% Secured Convertible Promissory Notes dated May 2, 2006

On May 2, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,000,000 (the "Serial Notes”) and warrants to purchase 2,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder’s option, at fifty cents ($.50) per share during the period from the date of issuance (May 2, 2006) through May 2, 2007. Should the holder of the Serial Note elect not to convert to the Company’s common stock on or before May 2, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company’s common stock at an amount equal to 80% of the average bid price of the Company’s common stock on the Over-The-Counter Bulletin Board during the 12 months prior to such conversion. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company’s pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

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
JUNE 30, 2007
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

The Company recorded the fair value of the derivatives ($82,358) and warrants ($373,600) to debt discount, aggregating $455,958, which will be amortized to interest expense over the term of the Notes. Amortization of $37,997 and 303,958 was recorded for the three and nine months ended June 30, 2007, respectively.

In May 2007, the Company issued 9,645,752 shares of common stock in exchange for the Convertible Promissory Notes dated May 2, 2006.

10% Secured Convertible Promissory Notes dated June 15, 2006

On June 15, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $2,950,000 (the "Serial Notes”) and warrants to purchase 5,900,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder’s option, at fifty cents ($.50) per share during the one year period from the date of issuance (June 15, 2006) through June 15, 2007. Should the holder of the Serial Note elect not to convert to the Company’s common stock on or before June 15, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company’s common stock at an amount equal to 80% of the average bid price of the Company’s common stock on the Over-The-Counter Bulletin Board during the 12 months prior to such conversion. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the Investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company’s pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

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

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company recorded the fair value of the derivatives ($175,321) and warrants ($929,840) to debt discount, aggregating $1,105,161, which will be amortized to interest expense over the term of the Notes. Amortization of $230,299 and $847,261 was recorded for the three and nine months ended June 30, 2007, respectively.

In June 2007, the Company issued 29,691,412 shares of common stock in exchange for the Convertible Promissory Notes dated June 15, 2006.

$1,675,000 Convertible Notes

The Company issued convertible notes payable (“Bridge Unit Offering”) in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9 month anniversary date of the initial closing of the offering or the completion of any equity financing of $3,000,000 or more; the Company, at its sole discretion may prepay principal at any time without penalty. The Bridge Unit Offering Notes unpaid principal along with accrued and unpaid interest was converted to an aggregate of 4,988,051 shares of the Company’s common shares at a price equal to approximately $0.33 per share during the quarter ended March 31, 2005.

$1,465,000 Convertible Notes

Beginning in December, 2004, the Company sold a 10% convertible debenture in the aggregate amount of $1,465,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees.

The convertible notes’ terms called for the debt to automatically convert at $0.50 per share upon the filing a of a registration statement with the Securities and Exchange Commission.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features of Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the convertible notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,465,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible notes. Since the convertible notes were converted to the Company’s common stock in February 2005, the debt discount attributed to the beneficial conversion feature of $1,465,000 was charged to interest expense in its entirety during the nine months ended June 30, 2005.

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

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE C - PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In connection with the placement of the $1,465,000 of convertible notes as described above, the Company agreed to register shares of the Company’s common stock underlying certain previously issued and outstanding warrants that were not subject to a registration rights agreement at the time the warrants were issued. These warrants consist of following:

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

As a result, the Company is required to classify the warrants as derivative liabilities and mark them to market at each reporting date. The fair value of the warrants that were subject to registration reclassified as liabilities from additional paid in capital at February 2005 totaled $3,108,851. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 148.66%, (3) risk-free interest rate of 3.21%, and (4) expected life of 3 years.

$7,371,000 Convertible Notes

In January and February, 2005, the Company sold a 10% convertible debenture in the aggregate amount of $7,371,000 in a private placement and exempt offerings to sophisticated investors, net of costs and fees.

The convertible notes’ terms called for the debt to automatically convert at $0.50 per share upon the filing of a registration statement with the Securities and Exchange Commission.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the convertible notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $7,731,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible notes. Since the convertible notes were converted to the Company’s common stock in February, 2005, the debt discount attributed to the beneficial conversion feature of $7,371,000 was charged to interest expense in its entirety during the nine months ended June 30, 2005.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
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

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE D - CAPITAL STOCK

The Company is authorized to issue 410,000,000 shares of common stock, with a $0.001 par value per share as the result of a shareholder meeting conducted on May 16, 2007. Prior to the May 16, 2007 share increase, the Company was authorized to issue 250,000,000 shares of common stock with a $0.001 par value per share. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.0001 par value per share.

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

In February 2005, the Company in exchange for a related party note in the outstanding principal amount of $600,000 and as settlement for certain claims related thereto issued 1,500,000 shares of common stock using a price of $1.31 per share (See note G).

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

In July 2005, the Company issued 36 million shares in exchange for intellectual property at approximately $0.67 per share for a total of $24,120,000. The value of the acquired intangible assets was established at $9,430,900, with the balance of the purchase price, or $14,689,100, charged to operations as a cost of the transaction (See Note B).

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
JUNE 30, 2007
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

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

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE D - CAPITAL STOCK (continued)

In May 2007, the Company issued 9,645,752 shares of common stock in exchange for secured convertible promissory notes of $1,000,000.

In June 2007, the Company issued 29,691,412 shares of common stock in exchange for secured convertible promissory notes of $2,950,000.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

Exercise Prices		Number Outstanding	Warrants Outstanding Remaining Contractual Life (Years)	Weighted Average Exercise Price		Weighted Average Exercisable	Exercisable Weighted Average Exercise Price
	$0.09				18,900,000			4.17	$0.09	18,900,000	$0.09
	$0.10				105,464			2.01	$0.10	105,464	$0.10
	$0.20				5,000			1.64	$0.20	5,000	$0.20
	$0.50				17,450,000			3.02	$0.50	16,450,000	$0.50
$0.55		9,000,000	1.72	$0.55		9,000,000	$0.55
$0.60		8,847,000	2.63	$0.60		8,847,000	$0.60
$0.70		950,000	0.84	$0.70		950,000	$0.70
$0.75		17,727,000	3.00	$0.75		17,727,000	$0.75
		72,984,464				71,984,464

Transactions involving warrants are summarized as follows:

		Number of Shares	Weighted Average Price Per Share
	Balance, September 30, 2004			4,870,253	$0.63
Granted		32,873,000	0.71
Exercised		(142,500)	.0.34
Canceled or expired		(731,289)	0.65
Balance, September 30, 2005		36,869,464	0.67
Granted		35,500,000	0.29
Exercised		-	-
Canceled or expired		-	-
Outstanding at September 30, 2006		72,369,464	0.48
Granted		1,000,000	0.50
Exercised		-	-
Canceled or expired		(385,000)	(0.71)
Balance, June 30, 2007		72,984,464	$0.48

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	4.25	$0.68	3,660,000	$0.68
0.09	2,000,000	4.41	0.09	2,000,000	0.09
	5,660,000			5,660,000	0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2005	3,660,000	$0.68
Granted	2,000,000	0.09
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2006	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007	5,660,000	$0.47

The Company did not grant any employee options during the nine months ended June 30, 2007.

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
JUNE 30, 2007
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

As of the date of this filing, the registration statement has not yet been declared effective by the SEC. The Company determined the fair value of the embedded derivatives and valued the warrants using the Black-Scholes option pricing model. Assumptions regarding the life were one to five years, expected dividend yield of 0%, a risk free rate of 4.28 to 4.92%, and a volatility of 123.8%. The determined value of both the warrants and the underlying embedded derivatives as of June 30, 2007 was $4,468,404. The net change in the fair value of the derivative and warrant liability values from September 30, 2006 has been recorded as a gain from change in debt derivative and warrant liabilities in the consolidated condensed statement of operations.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE G - RELATED PARTY TRANSACTIONS

On December 12, 2006, the Company issued 180,000 shares of its common stock as settlement of the outstanding related party note payable of $410,429 and related accrued interest of $8,884.

The Company’s officers have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements exist. There were no advances due at June 30, 2007.

On July 15, 2005, the Company entered into a consulting agreement with Timpix International Limited (“Timpix”) for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen, which agreement was subsequently amended. Pursuant to the amended agreement, the Company is obligated to pay $120,000, $100,000 and $80,000 per year pro-rated for each week, or part thereof, of time spent within the United States providing full time services for Drs Jun-Jei Sheu, Ben Lang and Johnson Chen, respectively. The Company is obligated to provide a corporate house available for the consultants while working in the United States. On June 11, 2007, we gave notice to Timpix pursuant to the terms of the consulting agreement of our intention not to renew the term of the consulting agreement will therefore terminate on July 11, 2007.

In July 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license the Company’s products in selected Asian countries. The exclusive license for such selected territories is for an initial period of until December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term. The license agreement gives Biowell the initial rights to future anti-fraud biotechnologies developed by the Company and also new applications for the existing technology that may be developed for the marketplace as long as the license agreement remains in effect. In the event that Biowell shall sub-license the products within its territories, Biowell shall pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense. Biowell is required to pay a royalty of 10% on all net sales made and is required to meet certain minimum annual net sales in its various territories. Cumulative royalties earned from the period July 2005 through June 30, 2007 totaled $34,698. Net amounts owed to the Company by Biowell in connection with the royalty agreement as of June 30, 2007 were $-0-.

As described in Note C above, the Company issued secured convertible promissory notes totally $350,000 in exchange for funds to an officer and director.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by significant former shareholder, expiring in November 2007. In November 2005, the Company vacated the Los Angeles facility to relocate to the new Stony Brook New York address. Total lease rental expenses for the nine months ended June 30, 2007 was $37,500.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

On July 15, 2005, the Company entered into a consulting agreement with Timpix for the consulting services of three former Biowell employees, Drs. Jun-Jei Sheu, Ben Liang and Johnson Chen, which agreement was subsequently amended. Pursuant to the amended agreement, the Company is obligated to pay $120,000, $100,000 and $80,000 per year pro-rated for each week, or part thereof, of time spent within the United States providing full time services for Drs Jun-Jei Sheu, Ben Lang and Johnson Chen, respectively. The Company is obligated to provide a corporate house available for the consultants while working in the United States. On June 11, 2007, we gave notice to Timpix pursuant to the terms of the consulting agreement of our intention not to renew the term of the consulting agreement will therefore terminate on July 11, 2007.

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

In January 2006, a former employee of the Company filed a complaint alleging wrongful termination against the Company. The former employee is seeking $230,000 in damages. The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

On or about April 17, 2006, former employees of the Company filed a complaint against the Company and certain of its current officers and Directors in Los Angeles County Superior Court. The Complaint alleges a breach of contract, violations of California Labor Code and wrongful termination and is seeking $950,000 in specified damages, plus fees and costs. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Subsequent to the date of the financial statements, the Company and the Plaintiff settled the dispute and the Company recorded a settlement amount of $605,000, a net reduction of $121,000 to the previous accrual of $795,982.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.

Registration of Company’s Shares of Common Stock

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages (see Notes C and H). In connection with the $1,465,000 and $7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively, the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005 (see Note C). Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. During the year ended September 30, 2006, the Company has paid and charged to operations penalties of $773,958 in the form of unregistered shares of its common stock to the former note holders, and has accrued and charged to operations an additional $7,336,321 representing unpaid penalties through June 30, 2007.

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

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS

During the preparation of the September 30, 2006 financial statements, the Company concluded its consolidated financial statements as of June 30, 2006 and the three, nine and inception to date Statements of Operations and Statements of Cash Flows should be restated to correct its accounting for: a) the accounting treatment for issued warrants both relating to non financing and financing activities b) corrections in proper period reporting of capitalized finance costs and c) error in report preparation and miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements.

Following the restatements, specific line items of the Statement of Operations have changed to properly reflect the classification of warrant valuations relating to the issuance of both financing and non financing related activities. The impact of these restatement adjustments is to increase net loss by $136,401 from September 16, 2002 (date of inception) through June 30, 2006 and to increase net income $766,698 and $2,148,364 for the three and nine months ended June 30, 2006, respectively. There was no effect on total cash flows provided by (used in) operations, investing or financing activities.

The following tables summarize the effects of these adjustments on the Company’s consolidated balance sheet as of June 30, 2006, consolidated statements of operations for the three, nine and September 16, 2002 (date of inception) through June 30, 2006 and the consolidated statements of cash flow for the nine months and September 16, 2002 (date of inception) through June 30, 2006:

Condensed Consolidated Balance Sheet
June 30, 2006

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash	$1,931,173			$1,931,173
Accounts receivable, net	$18,900			$18,900
Advances and other receivables	$11,611			$11,611
Prepaid expenses	$146,667			$146,667
Total current assets	$2,108,351			$2,108,351
Property, plant and equipment, net	$38,286			$38,286
Deposits	$8,322			$8,322
Capitalized finance costs	$1,437,862			$1,437,862
Patents, net	$17,376			$17,376
Intellectual property, net	$8,083,629			$8,083,629
Total assets	$11,693,826			$11,693,826
Accounts payable and accrued liabilities	$4,680,849			$4,680,849
Notes payable, related party	$410,429			$410,429
Total current liabilities	$5,091,278			$5,091,278

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

As Previously Reported	Adjustment	Reference	As Restated
Convertible notes payable, net	$3,306,371	$			$3,306,371

Debt derivative and warrant liability	$5,698,286	$			$5,698,286

Total liabilities	$14,095,935	$			$14,095,935

Preferred stock	$6	$			$6

Common stock	$118,582	$			$118,582

Common stock subscription	$(200,000)	$			$(200,000)

Additional paid in capital	$81,860,606		$136,400	a	$81,997,006

Accumulated deficit	$(84,181,303)		$(136,400)	a	$(84,317,703)

Total deficiency in stockholders’ equity	$(2,402,109)				$(2,402,109)

Total liabilities and Deficiency in Stockholders’ equity	$11,693,826				$11,693,826

Condensed Consolidated Statement of Income (Losses)
For the Three Months Ended June 30, 2006

	As Previously Reported	Adjustment		Reference	As Restated

Sales	$18,900	$			18,900
Cost of sales	$15,639	$			15,639
Gross margin	$3,261	$			3,261
Selling, general & administrative	$1,190,967		$390,000	b	$1,580,967
Research and development	$-	$			$-
Depreciation and amortization	$336,824	$			336,824
Total operating expenses	$1,527,791		$390,000	b	$1,917,791
Net loss from operations	$(1,524,530)		$(390,000)	b	$(1,914,530)
Net gain (loss) in fair value of debt derivative and warrant liability	$2,337,263		$1,156,698	c	$3,493,961
Other income (expense)	$8,483	$			8,483
Interest income (expense)	$(826,827)	$			(826,827)
Net income (loss)	$(5,611)		$766,698	b,c	$761,087
Net income (loss) per share-basic	$(0.00)		$0.01		$0.01
Net income (loss) per share-fully diluted	NA		$0.01		$0.01

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statement of Income (Losses)
For the Nine Months Ended June 30, 2006

	As Previously Reported	Adjustment		Reference	As Restated

Sales	$18,900	$			18,900
Cost of sales	$15,639	$			15,639
Gross margin	$3,261	$			3,261
Selling, general & administrative	$4,955,055		$(563,750)	d	$4,391,305
Research and development	$75,276	$			$75,276
Depreciation and amortization	$1,021,199	$			1,021,199
Total operating expenses	$6,051,530		$(563,750)	d	$5,487,780
Net loss from operations	$(6,048,269)		$563,750)	d	$(5,484,519)
Net gain (loss) in fair value of debt derivative and warrant liability	$18,606,563		$(4,355,942)	e	$14,250,621
Other income (expense)	$17.976	$			17,976
Interest income (expense)	$(9,117,785)		$5,940,556	f	$(3,177,229)
Net income (loss)	$3,458,485		$2,148,364	d,e,f	$5,606,849
Net income (loss) per share-basic	$0.03		0.02		$0.05
Net income (loss) per share-fully diluted	0.02		0.01		$0.03

Condensed Consolidated Statement of Income (Losses)
From September 16, 2002 (date of inception) through June 30, 2006

	As Previously Reported		Adjustment	Reference	As Restated

Sales	$18,900	$			$18,900
Cost of sales	$15,639	$			$15,639
Gross margin	$3,261	$			$3,261
Selling, general & administrative	$70,072,368		$5,838,514	g	$75,910,882
Research and development	$968,711	$			$968,711
Depreciation and amortization	$1,380,626	$			$1,380,626
Total operating expenses	$72,421,705		$5,838,514	g	$78,260,219
Net loss from operations	$(72,418,444)		$(5,838,514)	g	$(78,256,958)
Net gain (loss) in fair value of debt derivative and warrant liability	$35,307,553		$(4,355,942)	e	$30,951,611
Other income (expense)	$49,318				49,318
Interest income (expense)	$(47,119,730)		$10,058,055	h	$(37,061,675)
Net income (loss)	$(84,181,303)		$(136,401)	g,e,h	$(84,317,703)

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2006

	As Previously Reported		Adjustment		Reference	As Restated

Cash flows from operating activities:

Net income (loss)		$3,458,485		$2,148,364	a		$5,606,849

Adjustments to reconcile to net used in operating activities

Depreciation and amortization		$1,021,199					$1,021,199

Organization expenses	$		$			$

Preferred shares issued in exchange for services		$-	$				$-

Warrants issued to consultants		$606,850		$(563,750)	d		$43,100

Income attributable to repricing of warrants and debt derivatives		$(10,118,917)		$(4,131,704)	i		$(14,250,621)

Financing costs attributable to issuance of warrants				$2,271,000	j		$2,271,000

Amortization of beneficial conversion feature -convertible notes		$-	$				$-

Amortization of capitalized finance costs		$247,238	$				$247,238

Amortization of debt discount attributable to convertible debenture		$-		$276,090	k		$276,090

Fair value of common stock issued to related party in excess of debt		$-	$				$-

Common stock issued in exchange for services		$710,200	$				$710,200

Common stock issued in exchange for intellectual property		$-	$				$-

Common stock issued as penalty in connection with financing		$773,958	$				$773,958

Common stock canceled-previously issued for services rendered		$(480,000)	$				$(480,000)

Change in assets and liabilities:

Increase in accounts receivable		$(18,900)	$				$(18,900)

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

As Previously Reported	Adjustment	Reference	As Restated
Increase in prepaid expenses and deposits	$(145,849)	$	$(145,849)

Decrease in other assets	$5,940	$	$5,940

Decease in due related parties	$(52,662)	$	(52,662)

Increase (decrease) in accounts payable and accrued liabilities	$1,685,792	$	1,685,792

Net cash used in operating activities	$(2,306,666)	$	(2,306,666)

Cash flows from investing activities:		$

Payments for patent filing	$-	$

Capital expenditures	$(35,851)	$	(35,851)

Net cash used in investing activities	$(35,851)	$	(35,851)

Cash flows from financing activities		$

Proceeds from sales of common stock, net	$-	$

Proceeds form issuance of convertible notes	$4,242,500	$	4,242,500

Proceeds from exercise of options and warrants	$-	$	-

Payment of debt	$-	$	-

Proceeds from loans	$-	$	-

Advances from shareholders	$-	$	-

Net cash provided by financing activities	$4,242,500	$	4,242,500

Net increase in cash and cash equivalents	$1,899,983	$	1,899,983

Cash and cash equivalents at beginning of period	$31,190	$	31,190

Cash and cash equivalents at end of period	$1,931,173	$	1,931,173

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statement of Cash Flows
From September 16, 2002 (date of inception) through June 30, 2006

	As Previously Reported	Adjustment		Reference	As Restated

Cash flows from operating activities:

Net income (loss)	$(84,181,303)		$(136,400)	g,e,f		$(84,317,703)

Adjustments to reconcile to net used in operating activities

Depreciation and amortization	$1,374,467		$(5,756)	l		$1,368,711

Organization expenses	$88,500	$				$88,500

Preferred shares issued in exchange for services	$1,500,000	$				$1,500,000

Warrants issued to consultants	$3,583,016		$5,838,514	g		$9,421,530

Income attributable to repricing of warrants and debt derivatives	$(26,819,908)		$(4,131,703)	i		$(30,951,611)

Financing costs attributable to issuance of warrants	$27,265,174		$(1,846,500)	m		$25,418,674

Amortization of beneficial conversion feature -convertible notes	$10,461,000	$				$10,461,000

Amortization of capitalized finance costs	$247,238	$				$247,238

Amortization of debt discount attributable to convertible debenture	$-		$276,090	k		$276,090

Fair value of common stock issued to related party in excess of debt	$1,365,000	$				$1,365,000

Common stock issued in exchange for services	$31,284,573	$				$31,284,573

Common stock issued in exchange for intellectual property	$14,689,100	$				$14,689,100

Common stock issued as penalty in connection with financing	$1,550,487	$				$1,550,487

Common stock canceled-previously issued for services rendered	$(1,343,845)	$				$(1,343,845)

Change in assets and liabilities:		$			$

Increase in accounts receivable	$(18,900)	$				$(18,900)

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

As Previously Reported	Adjustment	Reference	As Restated
Increase in prepaid expenses and deposits	$(163,472)	$			$(163,472)

Decrease in other assets	$(3,128)	$			$(3,128)

Decease in due related parties	$-	$			$-

Increase (decrease) in accounts payable and accrued liabilities	$4,079,990		$5,755	l	$4,085,745

Net cash used in operating activities	$(15,042,011)	$			$(15,042,011)

Cash flows from investing activities:

Payments for patent filing	$(25,698)	$			$(25,698)

Capital expenditures	$(48,602)	$			$(48,602)

Net cash used in investing activities	$(74,300)	$			$(74,300)

Cash flows from financing activities

Proceeds from sales of common stock, net	$432,000	$			$432,000

Proceeds form issuance of convertible notes	$13,446,500	$			$13,446,500

Proceeds from exercise of options and warrants	$343,750	$			$343,750

Payment of debt	$(24,854)	$			$(24,854)

Proceeds from loans	$2,750,000	$			$2,750,000

Advances from shareholders	$100,088	$			$100,088

Net cash provided by financing activities	$17,047,484	$			$17,047,484

Net increase in cash and cash equivalents	$1,931,173	$			$1,931,173

Cash and cash equivalents at beginning of period	$-	$			$-

Cash and cash equivalents at end of period	$1,931,173	$			$1,931,173

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

a.
Subsequent to the filing of the Company’s June 30, 2006 quarterly report, the Company identified and amended its September 30, 2005 financial statements. The Company reported in the initial June 30, 2006 quarterly filing adjustments relating to warrant valuations in the current year, but upon subsequent review, realized these adjustments related to the prior year. The following table describes the effect on Additional Paid in Capital and Accumulated Deficit within the balance sheet and change in operations:

					Prior year
	Unaffected	Additional	Accumulated	Total	Activity charged
	SE items	Paid in Capital	Deficit	Deficiency	to operations
Balance, October 1, 2004-As previously reported and restated	$11,989,533	$6,118,993	$(22,815,034)	$(4,706,508)
Unchanged activity reported as previously filed during year ended September 30, 2005	(11,857,297)	73,916,958	(64,824,755)	(2,765,094)

Balance as previously filed, September 30, 2005	132,236	80,035,951	(87,639,789)	(7,471,602)

Activity corrected with amended September 30, 2005 filing, but subsequent to previously filed June 30, 2006:
Correction of fair value of warrants issued for services rendered in December 2004	-	(394,698)	394,698	-	$(394,698)
Fair value of warrants issued to non employees and consultants in December 2004	-	3,169,052	(3,169,052)	-	3,169,052
Fair value of warrants issued to non employees in February 2005	-	72,017	(72,017)	-	72,017
Correction of warrants issued to consultants and employees in June 2005	-	(849,047)	849,047	-	(849,047)
Adjustment for cancellation of previously issued warrants during year ended September 30, 2005	-	287,440	(287,440)	-	287,440

Balance per amended September 30, 2005	132,236	82,320,715	(89,924,553)	(7,471,602)	2,284,764
Unchanged activity reported as previously filed during nine months ended June 30, 2006	(213,648)	(460,109)	5,743,249	5,069,492

Previously filed June 30, 2006	(81,412)	81,860,606	$(84,181,304)	$(2,402,110)
Correction in warrant valuation		136,400	(136,400)	-	(136,400)
Amended June 30, 2006:	$(81,412)	$81,997,006	$(84,317,704)	$(2,402,110)

Net change to operations:					$2,148,364

b.
For the three months ended June 2006, the Company capitalized (and credited operations) finance costs paid and charged to operations in the previous quarter. The correction is to reflect within the proper accounting period the incurred capitalized financing costs. Net effect for the three months ended June 30, 2006: $390,000 reduction in operating expenses. Net effect for the nine months ended June 30, 2006: None

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

c.
Subsequent to the filing of the Company’s June 30, 2006 quarterly report, the Company amended its March 31, 2006 filing to correct warrant valuations. The following table reconciles the amended Net gain in fair value of debt derivative and warrant liability:

Debt derivative and warrant liability balance as reported in March 2006 amended QSB:	$7,631,128
Debt derivative and warrant liability balance as reported in June 2006 amended QSB (unchanged)	5,698,286
Net change	1,932,842
Effect on gain created by initial warrant valuations relating to warrants issued in conjunction with convertible debt issued in June 2006 (unchanged)	1,561,119
Amended Net gain in fair value of debt derivative and warrant liability:	$3,493,961

d.	The Company originally charged Selling, General and Administration for warrants issued relating to financing activities. The correct charge is to interest expense.

e.	The Company change in net gain in fair value of debt derivative and warrant liability is comprised of the following:

The Company reported change in debt derivative and warrant valuation as an interest charge. Reclassification from interest expense	$5,940,556
Correction noted in (a) above	(2,148,364)
Correction noted in (d) above	563,750
Net change in Net gain in fair value of debt derivative and warrant liability:	$4,355,942

f.
Reclassification from interest expense to gain on change in fair value of debt derivative and warrant liability. The Company originally recorded in error the change in debt derivative and warrant valuations as a credit to interest expense. This correction is a reclassification to the proper account. Net effect was $5,940,556.

g.
The Company amended in prior filings the original recorded non financing related warrants which were recorded as a charge to interest expense. The corrected proper treatment is a charge to selling general and administration expense.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

h.	The Inception to date change in interest expense is comprised of the following:

Reclassification from interest expense as described in (f) above:	$5,940,556
Reclassification from selling, general and administration expense as described in (g) above	$5,838,514
Correction as noted in (a) above	(2,148,364)
Correction as noted in (d) above	563,750
Correction in warrant valuation as noted in (a) above	(136,400)
Net change in inception to date reported interest expense:	$10,058,055

i.	The change in reported net gain in fair value of debt derivative and warrant liability is comprised of the following:

Reclassification with the cash flow statement initial warrant valuations relating to financing (see j below)	$2,271,000
Correction as noted in (a) above	2,148,364
Correction as noted in (d) above	(563,750)
Reclassification of amortization of capitalized financing costs (see k below)	276,090
Net change in reported fair value of debt derivative and warrant liability:	$4,131,704

j.	Effect of recording the non cash financing costs relating to issuance of warrants of $2,271,000 (reclassified from net change in fair value of debt and derivative valuations)

k.	Recording the non cash amortization relating to the financing costs described in (j) above. (Reclassified from net change in fair value of debt and derivative valuations)

l.	Correction of inception to date non cash depreciation and amortization on the cash flow statement.

m.	Correct the life to date non cash financing costs attributable to warrants, net of amortization (k).

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

Currently the Company is being funded by Bridge Loans primarily provided by the CEO. We are currently seeking additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

Recent Agreements

Printcolor Screen Ltd. Agreement

On May 30, 2007, we entered into a Technology Reseller Agreement with Printcolor Screen Ltd., or Printcolor. Under the terms of the agreement, we have been granted the exclusive right to supply our SigNature DNA Markers to Printcolor and Printcolor has been granted rights to affix our SigNature DNA Markers onto Printcolor products for distribution to its customers for an initial period of three years. This initial period will automatically renew for successive one year periods unless terminated earlier. We will be paid certain fees based on purchase orders received from Printcolor.

IIMAK Agreement

On April 18, 2007, we entered into a Joint Development and Marketing Agreement with International Imaging Materials, Inc., or IIMAK. In this agreement with IIMAK, the parties agreed to jointly develop thermal transfer ribbons incorporating our SigNature DNA Markers to help prevent counterfeiting and product diversion for an initial six (6) month period. This period may be extended by mutual written agreement. Upon the successful development of commercially feasible ribbons incorporating SigNature DNA Markers, we will be paid royalties based on a calculation of net receipts by IIMAK from sales of such products. We will receive the exclusive right to supply DNA taggants to IIMAK and IIMAK will receive the exclusive right to manufacture and sell such products worldwide.

Supima Cotton Agreement

On June 27, 2007, we entered into a Feasibility Study Agreement with Supima, a non-profit organization for the promotion of U.S. pima cotton growers. In connection with the agreement we will undertake a study of the feasibility of establishing a method or methods to authenticate and identify U.S. produced pima cotton fibers. Under the terms of the agreement, we will receive payments from Supima upon signing of the agreement and in five monthly installments beginning on July 6, 2007. Upon successful completion of the feasibility study, we may offer authentication services to member companies of Supima (as well as non−member companies) to confirm the Supima cotton content of textile items such as apparel and home fashion products. We are obligated to pay Supima a percentage of any fees that we receive from such companies for authentication services we provide them. We are also obligated to pay Supima fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study out of any fees we receive from providing authentication services. In addition, until the earlier of either (i) five years or (ii) the repayment to Supima of fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study, we are obligated to pay Supima a fee for each authentication service that we provide. The agreement may be terminated by us or Supima after sixty (60) days upon fourteen (14) days prior written notice.

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

During the year ended September 30, 2006, the Company’s management preformed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

The identifiable intangible assets acquired and their carrying values at June 30, 2007 are:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years)	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(1,980,664)
Impairment	(5,655,011)
Net:	$1,829,482
Residual value:	$0

Total amortization expense charged to operations for the three and nine months ended June 30, 2007 was $92,661 and $277,983, respectively. Amortization expense changed to operations for the three and nine months ended June 30, 2006 was $338,853 and $1,015,571 respectively.

Estimated amortization expense as of June 30, 2007 is as follows:

2007	$277,982
2008	370,642
2009	365,504
2010	363,791
2011 and thereafter	451,563
Total	$1,829,482

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

These restatements and resulting revisions relate to the accounting treatment for and disclosure regarding the issuance by the Company of options and warrants to acquire the Company's common stock. In addition the Company corrected certain errors in accounting for the exchange of its common stock for previously incurred debt with a Company director. These errors were discovered in connection with comments raised by the SEC in its review and comment on the Company’s Registration Statement on Form SB-2, as amended.

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

The consolidated financial statements for the three months ended June 30, 2006 have been restated from the amounts previously reported to correct the accounting for financial derivatives. While the effect of the corrections to the financial statements is fully described in accompanying notes to the restated consolidated financial statements, the following is a summary of the net effect of the errors on these consolidated financial statements:

Specific line items of the Statement of Operations have changed to properly reflect the classification of warrant valuations relating to the issuance of both financing and non financing related activities. The impact of these restatement adjustments is to increase net loss by $136,401 from September 16, 2002 (date of inception) through June 30, 2006 and to increase net income $766,698 and $2,148,364 for the three and nine months ended June 30, 2006, respectively. There was no effect on total cash flows provided by (used in) operations, investing or financing activities.

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006

Revenues

From our inception on September 16, 2002, we have not generated significant revenues from operations.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $1.581 million for the three months ended June 30, 2006 to $1.969 million for the three months ended June 30, 2007. This increase of $0.388 million, or 25%, is primarily attributable to an increase in increase in cost incurred in connection with professional services.

Research and Development

Research and development expenses increased from $0 for the three months ended June 30, 2006 to $25,504 for the same period in 2007. The increase of $25,504 is attributed to more research and development activity related to the recent development and feasibility study agreements than during the prior period.

Depreciation and Amortization

In the three months ended June 30, 2007, depreciation and amortization decreased by $228,467 from $336,824 to $108,357 for the period compared to the same period in 2006. The decrease is attributable to the reduced amortization of our intellectual property due to our impairment recorded in the period ended September 30, 2006.

Total Operating Expenses

Total operating expenses increased to $2.103 million from $1.918 million, or an increase of $0.19 million primarily attributable to an increase in costs incurred in connection with professional services.

Other Income/Loss

Gain on reevaluation of debt derivative and warrant liability increased by $0.941 million from a gain of $3.49 million for the three months ended June 30, 2006 to a gain of $4.431 million for the three months ended June 30, 2007.

Interest Expenses

Interest expense for the three months ended June 30, 2007 decreased by $0.306 million to $0.521 million from $0.827 million in the same period of 2006. The decrease in interest expense was due to the conversion into common stock in 2007 of the convertible notes issued in connection with financings effected in 2006.

Net Income (loss)

Net income for the three months ended June 30, 2007 increased to $1.808 million from a net income of $0.761 million in the prior period primarily attributable to an increased loss on reevaluation of debt derivative and warrant liability.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources. We have very limited financial resources and have been existing through bridge loans by our Chief Executive Officer and others. If we are unable to secure additional financing, we may have to curtail or cease operations.

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

In fiscal 2006, we completed three additional private placements of convertible debt and associated warrants. On November 3, 2005, we issued and sold a promissory note in the principal amount of $550,000 to Allied International Fund, Inc. ("Allied"). Allied in turn financed a portion of the making of this loan by borrowing $450,000 from certain persons, including $100,000 from James A. Hayward, a director and our Chief Executive Officer. The terms of the promissory note provided that we issue upon the funding of the note warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.50 per share to certain persons designated by Allied. On November 9, 2005, we issued nine warrants to Allied and eight other persons to purchase an aggregate of 5,500,000 shares of our common stock at an exercise price of $0.50 per share. These warrants included a warrant to purchase 1,100,000 shares that was issued to James A. Hayward, a director and our Chief Executive Officer. We paid $55,000 in cash to VC Arjent, Ltd. for its services as the placement agent with respect to this placement. All principal and accrued but unpaid interest under the promissory note was paid in full shortly after the closing of and from the proceeds of a private placement we completed on March 8, 2006. On March 8, 2006, we issued and sold an aggregate of 30 units consisting of (i) a $50,000 principal amount secured convertible promissory note bearing interest at 10% per annum and convertible at $0.50 per share, and (ii) a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share, for aggregate gross proceeds of $1.5 million. The units were sold pursuant to subscription agreements by and between each of the purchasers and Applied DNA Operations Management, Inc., a Nevada corporation and our wholly owned subsidiary (our “Subsidiary”). The $2.050 million in gross proceeds from these first two offerings were held by our Subsidiary for our benefit and used to fund commissions, fees and expenses associated with the placements, to repay the outstanding promissory note described above plus accrued interest thereunder, to fund financing fees, consultants and public reporting costs, salaries and wages, research and development, facility costs as well as and general working capital needs. On March 24, 2006, we commenced an offering (the “Offshore Offering”) of up to 140 units, at a price of $50,000 per unit, for a maximum offering of $7 million for sale to “accredited investors” who are not “U.S. persons.” The units being sold as part of the Offshore Offering consisted of (i) a $50,000 principal amount secured convertible promissory note, and (ii) a warrant to purchase 100,000 shares of our common stock at a price of $0.50 per share. On May 2, 2006, we closed on the first tranche of the Offshore Offering in which we sold 20 units for aggregate gross proceeds of $1,000,000. We paid Arjent Limited $375,000 in commissions, fees and expenses from these gross proceeds. On June 15, 2006, we completed the second tranche of the Offshore Offering in which we sold 59 units for aggregate gross proceeds of $2,950,000. We paid Arjent Limited $442,500 in commissions, fees and expenses from these gross proceeds. Additionally, on July 10, 2006 we issued 2.4 million shares of our common stock to Arjent Limited at $0.001 per share as partial consideration for its services in connection with the Offshore Offering.

Hayward Bridge Notes and Warrants

During the period ended June 30, 2006, we issued sold an aggregate principal amount of $550,000 in secured convertible promissory notes bearing interest at 10% per annum and warrants to purchase an aggregate of 1,100,000 shares of our common stock to James A. Hayward, our President, a director, the Chairman of the Board of Director and our Chief Executive Officer.

On April 23, 2007, we issued and sold to James A. Hayward a $100,000 principal amount secured promissory note (“April Note”) bearing interest at a rate of 10% per annum and a warrant (“April Warrant”) to purchase 200,000 shares of our common stock. On June 30, 2007, we issued and sold to James A. Hayward a $250,000 principal amount secured promissory note (“June Note”) bearing interest at a rate of 10% per annum and a warrant (“June Warrant”) to purchase 500,000 shares of our common stock. On July 30, 2007, we issued and sold to James A. Hayward a $200,000 principal amount secured promissory note (“July Note”) bearing interest at a rate of 10% per annum and a warrant (“July Warrant”) to purchase 400,000 shares of our common stock.

The April Note and accrued but unpaid interest thereon are convertible into shares of common stock of the Company at a price of $0.50 per share by the holder at any time from April 23, 2007, through April 22, 2008, and shall automatically convert on April 22, 2008 at a conversion price of $0.15. At any time prior to conversion, we have the right to prepay the April Note and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). The April Warrant is exercisable for a four-year period commencing on April 23, 2008, and expiring on April 22, 2012, at a price of $0.50 per share. The April Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) April 22, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

The June Note and accrued but unpaid interest thereon are convertible into shares of our common stock at a price of $0.50 per share by the holder of the promissory note at any time from June 30, 2007, through June 29, 2008, and shall automatically convert on June 30, 2008 at a conversion price of $0.087732076 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At any time prior to conversion, we have the right to prepay the June Note and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). The June Warrant is exercisable for a four-year period commencing on June 30, 2008, and expiring on June 29, 2012, at a price of $0.50 per share. The June Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) June 29, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

The July Note and accrued but unpaid interest thereon are convertible into shares of our common stock at a price of $0.50 per share by the holder at any time from July 30, 2007, through July 29, 2008, and shall automatically convert on July 30, 2008 at a conversion price of $0.102568072 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At any time prior to conversion, we have the right to prepay the July Note and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). The July Warrant is exercisable for a four-year period commencing on July 30, 2008, and expiring on July 29, 2012, at a price of $0.50 per share. The July Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) July 29, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

Until the principal and interest under the April, June and July Notes is paid in full, or converted into our common stock, the April, June and July Notes will be secured by a security interest in all of our assets. This security interest is pari passu with the security interest granted to the holders of $150,000 of $50,000 principal amount secured convertible promissory notes issued in the June Offering on June 27, 2007 and with the security interest granted to the holders of $1,500,000 of $50,000 principal amount secured convertible promissory notes issued as part of an offering completed on March 8, 2006.

June Offering

On June 27, 2007, we completed a private placement offering (the “June Offering”) in which we issued and sold to certain investors an aggregate of 3 units (the “Units”) of our securities, each Unit consisting of (i) a $50,000 Principal Amount of 10% Secured Convertible Promissory Note (the “June Offering Notes”) and (ii) warrants (the “June Offering Warrants”) to purchase 100,000 shares of our common stock. The June Offering Notes and accrued but unpaid interest thereon are convertible into shares of our common stock at a price of $0.50 per share by the holders of the Notes at any time from June 27, 2007 to June 26, 2008, and shall automatically convert at $0.15 per share on June 27, 2007. At any time prior to conversion, we have the right to prepay the June Offering Notes and accrued but unpaid interest thereon upon 3 days notice (during which period the holders can elect to convert the June Offering Notes).

The June Offering Warrants are exercisable for a four year period commencing on June 27, 2008, and expiring on June 26, 2012, at a price of $0.50 per share. Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) June 26, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

As of June 30, 2007, we had $2,000,000 in outstanding notes payable. Please see “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note C to the financial statements in this quarterly report for a full description of the terms of the outstanding promissory notes.

Substantially all of the real property used in our business is leased under operating lease agreements.

As of June 30, 2007, we had a working capital deficit of approximately $10.549 million. For the nine month period ended June 30, 2007, we generated a net cash flow deficit from operating activities of $1.657 million consisting primarily of year to date losses of $8.234 million. Non-cash adjustments included $2,921,181 in depreciation and amortization charges and a non-cash increase of $142,131 attributable to the repricing of the debt derivative and warrant liability. Additionally, we had a net increase in current assets of $14,158 and a net increase in current liabilities of $3,811,641. Cash used in investing activities totaled $11,039, which was utilized for acquisition of property and equipment. We met our cash needs by issuance of debentures of $477,500, net, for the six months ended June 30, 2007.

From our inception on September 16, 2002 through June 30, 2007, we generated a cash flow deficit of $17,276,134 from operating activities. Cash flows used in investing activities was $214,058 during this period. We met our cash requirements during this period through the private placement of $432,000 of common stock, $13,924,000 from the issuance of convertible notes, $2,850,088 from the issuance of notes payable (net of repayments and costs) and $343,750 from the proceeds from the exercise of options to acquire our common stock.

We expect capital expenditures to be less than $200,000 in fiscal 2007. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

We currently require additional financing in order to meet our current and projected cash flow deficits from operations and development. We presently do not have any available credit, bank financing or other readily available external sources of liquidity. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, a downturn in the U.S. or global stock and debt markets and other reasons could make it more difficult to obtain financing through the issuance of equity securities or borrowing. Further, if we issue additional equity or convertible debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, this could have a material adverse effect on our business, results of operations liquidity and financial condition, and we may be required to curtail or cease operations.

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements. We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons. Nonetheless, as of June 30, 2007 we have accrued approximately $7.3 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

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

Currently the Company is being funded by bridge loans primarily provided by our Chief Executive Officer. We are currently seeking additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, pay our accounts payable, meet our payroll obligations and otherwise continue our business operations. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

We Have a History Of Losses Which May Continue, and Which May Harm Our Ability to Obtain Financing and Continue Our Operations.

We incurred net losses of $2.4 million for the year ended September 30, 2006. For the three and nine months ended June 30, 2007, we incurred a net loss from operations of $2,102,503 and $6,430,912, respectively. These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and our interest expense on notes and warrants we issued to obtain financing. Our operations are subject to the risks and competition inherent in a company moving from the development stage to a new growth enterprise. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements. We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons. Nonetheless, as of June 30, 2007 we have accrued approximately $7.3 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

We initially filed our registration statement on Form SB-2 with the SEC on February 15, 2005. We filed Amendment No.8 to the Form SB-2 on November 13, 2006 and the SEC’s review and comment process is continuing. We can give no estimate as to when the registration statement will be declared effective. Our failure to have the registration statement declared effective has and may continue to adversely impact our ability to secure financing.

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

Any Default on Payments Due under Settlement Agreements with Former Employees and Consultants Could Affect Our Financial Condition and Results of Operations

In May 2007, we settled certain pending litigation and all other claims arising out of certain former employees’ and consultants’ prior employment or consulting relationships with us. We agreed to pay the former employees and consultants an aggregate amount of $605,000 in cash in five equal installments due on the first day of each month over the five month period beginning on June 1, 2007. To date, we have made two installment payments aggregating $242,000.

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

As of August 17, 2007, we had 160,499,549 shares of common stock issued and outstanding and outstanding options and warrants to purchase 77,644,464 shares of common stock. Unregistered shares issuable upon exercise of our options and warrants may be sold pursuant to an exemption from registration under the Securities Act. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer (who is a director, our President, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act and Rules 13a-15(e) and 15d-15(e) thereunder. Based upon that evaluation, the our Chief Executive Officer concluded that our disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934.

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

Paul Reep v. Applied DNA Sciences, Inc., Case No.: BC345702, Case No. BC367661

Plaintiff Paul Reep, a former employee, commenced this action against us on January 10, 2006. Mr. Reep asserted eight causes of action for breach of contract, breach of an oral agreement, negligent misrepresentation, interference with prospective business advantages, defamation, fraud, accounting and constructive trust, unjust enrichment. The relief sought included declaratory relief, unspecified compensatory damages, unpaid salary, unspecified penalties under the California Labor Code, interest, and attorneys' fees. We successfully moved the court in California to indefinitely stay all proceedings in this matter in light of a forum selection clause designating Nevada state courts as the proper forum.

On April 11, 2007, Paul Reep filed suit against us, Applied DNA Operations Management, Inc., APDN (B.V.I.), Inc., Jun-Jei Sheu, Ben Liang, James A. Hayward, Larry Lee and Peter Brocklesby in the Clark County District Court, Nevada (Paul Reep v. Applied DNA Sciences, et al., Clark County District Court Case No. A539250), alleging causes of action for breach of written contract, breach of oral contract, defamation, fraud and violations of the California Labor Code, and seeks approximately $360,000 in specified damages, additional damages according to proof, potential punitive damages, and fees and costs, but failed to serve the complaint or summons on any of the named defendants with respect to this matter.

On March 9, 2007, we filed suit in California against Mr. Reep, Peter Brocklesby, Cheri Lu Brocklesby, and other former employees for unjust enrichment and breach of fiduciary duty in connection with the unauthorized issuance of our common stock. On June 19, 2007, we agreed, for reasons of cost efficiency, to lift the stay on Mr. Reep's California lawsuit so that it will proceed as a consolidated case with our lawsuit against Reep instead of pursuing separate lawsuits in different jurisdictions. We dispute all of the allegations and intend to vigorously defend this action. This matter is in its early stages.

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

Pursuant to the terms of these settlement agreements, the Applied DNA parties on the one hand, and the former employees and consultants on the other, agreed to release each other from any and all liabilities in connection with or arising from the former employees’ and consultants’ prior employment or consulting relationships, and to dismiss certain lawsuits previously disclosed by us, including the following: Applied DNA Sciences, Inc. v. Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona, and Angela Wiggins (U.S. District Court for the Central District of California case number CV06-2027 RGK); Barnett, et al. v. Applied DNA Sciences, et al., Los Angeles County Superior Court (case number BC 350904); Angela Wiggins v. Applied DNA Sciences, Inc., Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc., Peter Brocklesby and James A. Hayward (Los Angeles Superior Court case number BC369331), which was filed by Angela Wiggins on April 10, 2007. In exchange for the consideration referenced in the Settlement Agreement, the Company agreed to pay the former employees and consultants an aggregate amount of $605,000 in cash in five equal installments due on the first day of each month over the five month period beginning on June 1, 2007. To date, we have made two installment payments aggregating $242,000.

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

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

MATTER	FOR	AGAINST/WITHHELD	ABSTAINED
(1) Election of Directors:
James A. Hayward	68,129,155	145,708
Yacov Shamash	68,129,023	145,840
Jun-Jei Sheu	66,493,485	1,781,378
Sanford R. Simon	67,799,163	475,700
(2) Ratification of Auditors	67,895,259	249,050	130,554
(3) Ratification and Approval of the Charter Amendment	64,915,372	3,326,883	32,607
(4) Ratification and Approval of the Charter Amendment	44,010,949	2,904,837	127,756

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3(i)1	Articles of Incorporation of Applied DNA Sciences, Inc. as amended, filed herewith.

3(i)2	Certificate of Designation , Powers, Preferences and Rights of the Founders' Series of Convertible Preferred Stock, filed herewith.

10.1
Joint Development and Marketing Agreement, dated April 18, 2007 by and between Applied DNA Sciences and International Imaging Materials, Inc. filed as an exhibit to the current report on Form 8-K filed with the SEC on April 24, 2007 and incorporated herein by reference.

10.2
Technology Reseller Agreement, dated May 30, 2007 by and between Applied DNA Sciences and Printcolor Screen Ltd. filed as an exhibit to the current report on Form 8-K filed with the SEC on June 1, 2007 and incorporated herein by reference.

10.3
Feasibility Study Agreement, dated June 27, 2007 by and between Applied DNA Sciences and Supima filed as an exhibit to the current report on Form 8-K filed with the SEC on July 3, 2007 and incorporated herein by reference.

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

APPLIED DNA SCIENCES, INC.

Date: August 20, 2007	By: /s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)