Form 10KSB
period 2007-09-30
APPLIED DNA SCIENCES INC
filed 2008-01-15
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to _____

Commission File Number 002-90539

APPLIED DNA SCIENCES, INC.
(Name of small business issuer in its charter)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $121,920

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $17.8 million, as computed by reference to the last sale price of the Company’s Common Stock, as reported by the OTC Bulletin Board, on January 10, 2008.

As of January 10, 2008, the Company had outstanding 190,761,603 shares of Common Stock, par value $0.001 per share.

- i -

PART I

Forward-looking Information

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this prospectus. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

Item 1. Description of Business.

Corporate History

We are a Nevadacorporation, which was initially formed under the laws of the State of Floridaas Datalink Systems, Inc. in 1983.  In 1998, we reincorporated in Nevada, and in November of 2002, we changed our name to our current name, Applied DNA Sciences, Inc.  In November 2005, our corporate headquarters were relocated from Los Angeles, Californiato the Long Island High Technology Incubator at Stony Brook Universityin Stony Brook, New York, where we established laboratories for the manufacture of DNA markers and product prototypes, and DNA authentication.  To date, the company has a very limited operating history, and as a result, the company’s operations have produced insignificant revenues.

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

Our SigNature Program enables our potential clients to cost-effectively:

•	give assurance to manufacturers, suppliers, distributors, retailers and end-users that their products are authentic and can be forensically authenticated;
•	integrate our SigNature DNA Markers with existing security solutions such as barcodes, radio frequency identification (RFID) tags, holograms, microchips and other securities measures; and
•	add value to the “bottom-line” by helping to diminish product diversion and counterfeiting.

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

Industry Background

Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide.  The U.S. Chamber of Commerce reported in 2006 that counterfeiting and piracy cost the U.S.economy between $200-$250 billion per year, or an estimated 750,000 American jobs, and pose a real threat to consumer health and safety.  The World Customs Organization and Interpol estimate that annual global trade in illegitimate goods increased from $5.5 billion in 1982 to roughly $600 billion in 2004.

Product counterfeiting and diversion particularly harms manufacturers of consumer products, especially for prestige and established brands, and the consumers who purchase them.  For instance, according tothe Gieschen Consultancy’s 2005 Document, Product and Intellectual Property Security Report, or DOPIP, consumer products associated with worldwide counterfeit enforcement arrests, charges, convictions, sentences and civil litigation in 2005 amounted to around $1.5 billion.  This total includes:

•	$695 million of entertainment and software products;
•	$283 million of clothing and accessories;
•	$193 million of cigarettes and tobacco products;
•	$61 million of drugs and other medical supplies;
•	$36 million of toys and sports equipment;
•	$35 million of electronic equipment and supplies;
•	$12 million in perfume and cosmetics;
•	$11 million of food and alcohol products;
•	$11 million in jewelry and watches;
•	$10 million of computer equipment and supplies;
•	$123 million of other goods.

According to this report, the value of seizures and losses associated with counterfeit documents, products and intellectual property in the United Statesalone was $1.29 billion in 2005.

The artworks and collectibles markets are also particularly vulnerable to counterfeiting, forgery and fraud.  New works are produced and then passed off as originating from a particular artistic period or source, authentic fragments are pieced together to simulate an original work, and existing works are modified in order to increase their purported value.  Such phony artwork and collectibles are then often sold with fake or questionable signatures and “provenance,” or documented ownership histories that confirm authenticity.

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

The digital and recording media industry, including the segment that records computer software on compact discs, has long been a victim of piracy, or the production of illegal copies of genuine media or software, and the counterfeiting and distribution of imitation media or software.  Compact discs, DVDs, videotapes, computer software and other digital and recording media that appears identical to genuine products are sold at substantial discounts by vendors at street and night markets, via mail order catalogs and on the internet at direct retail websites or at auction sites.  In 2006 the Business Software Alliance ("BSA") reported that in 2005, the United Stateslost $6.9 billion as a result of software piracy.  The BSA also estimated that 21 percent of software programs in the U.S.are unlicensed and that since January 1, 2000, the BSA has settled with 1,668 companies for a total of $81,821,895.  In a white paper published in December 2005, the BSA and the IDC also reported that they found in a 2004 study that the world spent more than $59 billion for commercial packaged software.  Yet, software worth over $90 billion was actually installed.  In other words, for every two dollars worth of software purchased legitimately, one dollar was obtained illegally.

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  In 2006 the Center for Medicine in the Public Interest predicted that counterfeit drug sales will reach $75 billion globally in 2010, an increase of more than 90% from 2005.  In February, 2006, the World Health Organization ("WHO") estimated that counterfeits account for more than 10% of the global pharmaceuticals market, and 25% of pharmaceuticals consumed in developing countries and that as much as 50% in some countries, are counterfeit.  According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.  The challenges presented by traditional counterfeiters have recently been supplemented by the many websites, from direct retailers to auction sites, that offer counterfeit prescription drugs online.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including radio-frequency identification tags and electronic product codes, known as EPCs, to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.

As more and more companies in each of these markets begin to address the problem of counterfeiting, we expect that different systems will compete to be the leading standards by which products can be tracked across world markets.  Historically, counterfeiting, product diversion and other types of fraud have been combatted by embedding various authentication systems and rare and easily distinguishable materials into products, such as radio frequency identification (RFID) devices and banknote threads in packaging, integrated circuit chips and magnetic strips in automatic teller machine cards, holograms on currency, elemental taggants in explosives, and radioactivity and rare molecules in crude oil.  These techniques are effective but have generally been reverse-engineered and replicated by counterfeiters, which limits their usefulness as forensic methods for authentication of the sources of products and other items.

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

Broad Applicability and Ingestible

Our SigNature DNA Markers can be embedded into almost any consumer product, and virtually any other item.  For instance, the indelible SigNature DNA Ink we produce is safe to consumeand can be used in pharmaceutical drug tablets and capsules.  Use of our SigNature DNA in ingestible products and drugs will require approval of the U.S. Food and Drug Administration (FDA).  We have initiated a strategy to approach the FDA during 2008.

Our Strategy

We expect to generate revenues principally from sales of our SigNature Program.  Key aspects of our strategy include:

Customize and Refine the SigNature Program to Meet Potential Customers’ Needs

We are continuously attempting to improve our SigNature Program by testing the incorporation of our DNA Markers into different media, such as newly configured labels, inks or packing elements, for use in new applications.  Each prospective customer has specific needs and employs varying levels of existing security technologies with which our solution must be integrated.  Our goal is to develop a secure and cost-effective system for each potential customer that can be incorporated into that potential customer’s products or items themselves or their packaging so that they can, for instance, be tracked throughout the entire supply chain and distribution system.

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

Pursue Strategic Acquisitions and Alliances

We intend to pursue strategic acquisitions of companies and technologies that strengthen and complement our core technologies, improve our competitive positioning, allow us to penetrate new markets, and grow our customer base.  We also intend to work in collaboration with potential strategic partners in order to continue to market and sell new product lines derived from, but not limited to, DNA technology.

Target Markets

We have begun offering our products and services in Europe and the United Statesand are targeting the following six principal markets:

Art & Collectibles

The fine art and collectibles markets are particularly vulnerable to counterfeiting, forgeries and fraud.  Phony artwork and collectibles are often sold with fake or questionable signatures or attributions.  We believe our SigNature DNA Markers can safely be embedded directly in, and so can be used to designate and then authenticate all forms of artwork and collectibles, including paintings, books, porcelain, marble, stone, bronzes, tapestries, glass and fine woodwork, including frames.  They can also be embedded in any original supporting documentation related to the artwork or collectible, the signature of the artist and any other relevant material that would provide provenance, such as:

•	A signed certificate or statement of authenticity from a respected authority or expert on the artist;
•	An exhibition or gallery sticker attached to the art or collectible;
•	An original sales receipt;
•	A film or recording of the artist talking about the art or collectible;
•	An appraisal from a recognized authority or expert on the art or collectible; and
•	Letters or papers from recognized experts or authorities discussing the art or collectible.

Fine Wine

Vintners and purveyors of fine wine are also vulnerable to counterfeiting or product diversion.  We believe our SigNature Program can provide vintners, purveyors of fine wines and organizations within the wine community several benefits:

•	Verifed authenticity increases potential customers' confidence in the product and their purchase decision;
•	For the vintner, the SigNature Program can strengthen brand support and recognition, and offers the potential for improved marketability and sales; and
•	SigNature DNA Markers can be embedded in bottles, labels, or both at the winery, and easily authenticated at the location of the wine distributor or auctioneer.

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

Digital and Recording Media

The digital and recording media industry, including the segment that records computer software on compact discs, faces significant threats from piracy and the counterfeiting and distribution of imitation media or software.  In 2007 the Business Software Alliance ("BSA") reported that in 2006, the United Statessoftware industry lost $7.3 billion as a result of software piracy, an increase of $400 million over the previous year.  .  An independent study conducted by IDC for the BSA reported that 21 percent of software in the United Statesis unlicensed.  Our SigNature DNA Markers can be embedded onto digital and recording media products, such as CDs, DVDs, videotapes and computer software, as well as the packaging of these products.

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

Homeland Security

Governments worldwide are increasingly faced with the problems of counterfeit currencies, official documents, and identity and security cards, as well as terrorism and other security threats.  Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade.  Our SigNature Program can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them.  Our SigNature Program can be used for all types of identification and official documents, such as:

•	passports;
•	lawful permanent resident, or “green” cards;
•	visas;
•	drivers’ licenses;
•	Social Security cards;
•	military identification cards;
•	national transportation cards;
•	security cards for access to sensitive physical locations; and
•	other important identity cards, official documents and security-related cards.

Our Technology

Every living organism has a unique DNA code that determines the character and composition of its cells.  The core technologies of our business allow us to use the DNA of everyday plants to mark objects in a unique manner that we believe can only be replicated at great expense, and then identify these objects by detecting the absence or presence of the DNA.

SigNature DNA Encryption

Our patent pendingencryption system allows us to isolate strands of botanical DNA and then fragment and reconstitute them to form unique “DNA chimers”, or encrypted DNA segments, whose sequences are known only to us.

SigNature DNA Encapsulation

Our patentedencapsulation system allows us to apply a protective coating to encrypted DNA chimers, creating a SigNature DNA Marker that is resistant to heat, organic solvents, chemicals and UV radiation, and so can be identified for hundreds of years after being embedded directly, or into media applied or attached to the item to be marked.

SigNature DNA Embedment

Our patented embedment system allows us to incorporate our SigNature DNA Markers into a broad variety of media, such as petroleum and petroleum derivatives, inks, dyes, laminates, glues, threads, and textiles.

SigNature DNA Authentication

Our patent pendingforensic level authentication methods allow us to unlock the encrypted DNA chimers by using PCR techniques and proprietary primers that were specifically designed by us to detect the DNA sequences we encrypted and embedded into the product or other item.  Detection of the DNA chimers unique to a particular item or series of items allows us to authenticate its or their origin.

Products and Services

Our SigNature Program consists of three steps: creating and encapsulating a specific encrypted DNA segment, applying it to a product or other item, and detecting the presence or absence of the specific segment.  We plan for the first two steps to be controlled exclusively by Applied DNA and its certified agents to ensure the security of SigNature DNA Markers.  Once applied, the presence of any of our SigNature DNA Markers can be detected by us or a customer in a simple spot test, or a sample taken from the product or other item can be analyzed forensically to obtain definitive proof of the presence or absence of a specific type of SigNature DNA Marker (e.g., one designed to mark a particular product).

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

SigNature DNA Ink:  Our SigNature DNA Ink can be applied directly or on a label that is then affixed to the product or item.  SigNature DNA Ink is highly durable and degradation resistant.  SigNature DNA Ink can be visible (colored) or invisible.  This makes it possible to mark products with a visible, or overt, and/or invisible, or covert, SigNature DNA Marker on any tangible surface such as a label.  The location of covert Signature DNA Markers on a product are recorded and stored in a secure database.  Similar media like varnish and paints can also be used instead of ink.  Examples of products and other items onto which SigNature DNA Ink can be applied include:

•	artwork and collectibles (paintings, artifacts, antiques, stamps, coins, documents, collectibles and memorabilia);
•	corporate documents: (confidential, date and time dependent documents or security clearance documents);
•	financial instruments (currency, stock certificates, checks, bonds and debentures);
•	retail items (event tickets, VIP tickets, clothing labels, luxury products);
•	pharmaceuticals (tablet, capsule and pill surface printing); and
•	other miscellaneous items (lottery tickets, inspection stamps, custom seals, passports and visas, etc.).

SigNature DNA Thread:  Our SigNature DNA Thread, which can consist of any fabric from cotton to wool, is embedded with SigNature DNA Markers and can be used to mark and authenticate products and other items incorporating textiles.  For example, SigNature DNA Thread can be incorporated in a finished garment, bag, purse, shoe or other product or item.  SigNature DNA Thread can help textile vendors, clothing and accessory manufacturers and governments authenticate thread, yarn and fabric at any stage in the supply chain.  We can also embed our SigNature DNA markers into raw cotton fiber before manufacture of a finished cotton textile product (e.g., a t-shirt) and authenticate a finished cotton product.

Other Security Devices:  Our SigNature DNA Markers can also be embedded onto printed barcodes, RFID tags, optical memory strips, holograms, tamper proof labels and other security devices incorporated into products and other items for various security-related purposes.

SigNature DNA Detection and Product Authentication

Level 1 “Spot Test” Detection:  Level one marker detection utilizes non–DNA based mechanisms such as optical reporter markers and color shifting ink.  Adding optical reporter markers to our SigNature DNA affords the ability to quickly screen for the presence or absence of our SigNature DNA Markers using the portable hand held detectors. Our SigNature DNA Encryption Detector pens, which are custom manufactured to identify our SigNature DNA Markers, allow us or our customers to determine the presence or absence of these markers in around one second when they have been embedded in a special overt DNA Ink.  When the SigNature DNA Encryption Detector is swiped over matching overt DNA Ink, the color of the ink temporarily changes from blue to pink, indicating the presence of the markers, and validating the product or other item.  Though this detection process cannot distinguish between different types of SigNature DNA Markers, such as markers we have designed for one customer or product versus another, it allows for instant sampling at any point in the supply chain.

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

Sales and Marketing

We have since inception only had sales of our products in Europethrough direct sales.  As of January 14, 2008, we had 2 employees devoted to and 3 employees engaged in direct sales.  We expect to hire additional sales directors and/or consultants to assist us with sales and marketing efforts with respect to our 6 target vertical markets.

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

Manufacturing

We have the capability to manufacture SigNature DNA Markers, covert DNA Ink, and SigNature PCR Kits at our laboratories in Stony Brook.  We rely upon other companies to manufacture our overt color-changing DNA Ink and our SigNature DNA Encryption Detector pens.

Commercial Agreements

Biowell Agreement.  In the first half of 2005, BiowellTechnology, Inc. (“Biowell”) transferred substantially all of its intellectual property to Rixflex Holdings Limited, a British Virgin Islands company, and on July 12, 2005, Rixflex Holdings Limited merged with and into our wholly-owned subsidiary APDN (B.V.I.) Inc., a British Virgin Islandscompany.  The shareholders of Rixflex Holdings Limited received 36 million shares of our common stock in consideration of this merger.  In connection with the acquisition of this Biowell intellectual property, we terminated our existing license agreement and, on July 12, 2005, we entered into a license agreement with Biowell, under whichwe granted Biowell an exclusive license to sell, market, and sub-license certain of our products in Australia, certain countries in Asiaand certain Middle Eastern countries.  By letter dated November 1, 2007, we terminated Biowell’s rights as licensee with respect to Australia, Chinaand certain other countries in Asiabecause of Biowell’s failure to pay us certain fees, payments or consideration in connection with the grant of the license.  In addition, we terminated the exclusivity of the license with respect to certain Middle Eastern and other Asian countries because of Biowell’s failure to meet certain minimum annual net sales in each of the various countries covered by the license.

HPT Agreement.  On March 19, 2007, we entered into a Technology Reseller Agreement (the “HPT Agreement”) with HPT International, LLC (“HPT”).  In the HPT Agreement we agreed to supply our SigNature DNA Markers to HPT to be affixed onto HPT's holograms, Nylon 6 tags and other plastic or metal food tags.  HPT has been granted exclusive rights to affix our SigNature DNA Markers onto its tagging products for distribution to its customers in the United Statesin the poultry and kosher foods markets, and non-exclusive rights to attach our SigNature DNA Markers onto its tagging products for distribution to its customers worldwide. We will receive a fee for each SigNature DNA Marker that is attached to an HPT product and distributed to a third party, and for each forensic authentication test that we perform at HPT's request. HPT has been granted exclusive rights in the U.S.poultry and kosher foods markets with respect to new customers through March 18, 2008.  After that date, HPT will lose its exclusive rights if it does not realize certain sales goals or does not agree to certain minimum purchases during the subsequent year of the agreement.  Under the HPT Agreement, HPT has the right to permanent exclusivity in the U.S.poultry and kosher foods markets if realizes its sales goals for the first two years under the HPT Agreement and achieves an additional milestone to be agreed by us and HPT prior to March 18, 2009.

IIMAK Agreement.  On April 18, 2007, we entered into a Joint Development and Marketing Agreement with International Imaging Materials, Inc., or IIMAK. In this agreement with IIMAK, the parties agreed to jointly develop thermal transfer ribbons incorporating our SigNature DNA Markers to help prevent counterfeiting and product diversion for an initial six (6) month period. This period may be extended by mutual written agreement. Upon the successful development of commercially feasible ribbons incorporating SigNature DNA Markers, we will be paid royalties based on a calculation of net receipts by IIMAK from sales of such products. We will receive the exclusive right to supply DNA taggants to IIMAK and IIMAK will receive the exclusive right to manufacture and sell such products worldwide.

Printcolor Screen Ltd. Agreement.  On May 30, 2007, we entered into a Technology Reseller Agreement with Printcolor Screen Ltd., or Printcolor.  Under the terms of the agreement, we have been granted the exclusive right to supply our SigNature DNA Markers to Printcolor and Printcolor has been granted rights to affix our SigNature DNA Markers onto Printcolor products for distribution to its customers for an initial period of three years. This initial period will automatically renew for successive one year periods unless terminated earlier. We will be paid certain fees based on purchase orders received from Printcolor.

Supima Cotton Agreement.  On June 27, 2007, we entered into a Feasibility Study Agreement with Supima, a non-profit organization for the promotion of U.S.pima cotton growers. In connection with the agreement we undertook a study of the feasibility of establishing a method or methods to authenticate and identify U.S.produced pima cotton fibers. We received payments from Supima upon signing of the agreement and in five monthly installments beginning on July 6, 2007.  Upon successful completion of the feasibility study, we may offer authentication services to member companies of Supima (as well as non−member companies) to confirm the Supima cotton content of textile items such as apparel and home fashion products. We are obligated to pay Supima a percentage of any fees that we receive from such companies for authentication services we provide them. We are also obligated to pay Supima fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study out of any fees we receive from providing authentication services. In addition, until the earlier of either (i) five years or (ii) the repayment to Supima of fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study, we are obligated to pay Supima a fee for each authentication service that we provide. The agreement may be terminated by us or Supima after sixty (60) days upon fourteen (14) days prior written notice.

Competition

The principal markets for our SigNature Program are intensely competitive.  We compete with many existing suppliers and new competitors continue to enter the market.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Applied Optical Technologies, Authentix, ChemTAG, Collectors Universe Inc., Collotype, Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Manakoa, SmartWater Technology, Inc., Sun Chemical Corp, Tracetag and Warnex.

Some examples of competing security products include:

•	fingerprint scanner (a system that scans fingerprints before granting access to secure information or facilities);
•	voice recognition software (software that authenticates users based on individual vocal patterns);
•	cornea scanner (a scanner that scan the iris of a user’s eye to compare with data in a computer database);
•	face scanner (a scanning system that use complex algorithms to distinguish one face from another);
•
integrated circuit chip & magnetic strips (integrated circuit chips that receive and, if authentic, send a correct electric signal back to the reader, and magnetic strips that contain information, both of which are common components of debit and credit cards);

•
optically variable microstructures (these include holograms, which display images in three dimensions and are generally difficult to reproduce using advanced color photocopiers and printing techniques, along with other devices with similar features);

•	elemental taggants and fluorescence (elemental taggants are various unique substances that can be used to mark products and other items, are revealed by techniques such as x-ray fluorescence); and
•	radioactivity & rare molecules (radioactive substances or rare molecules which are uncommon and readily detected).

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

Patents Issued:

Patent Name	Patent No:	Assignee of Record	Dated Issued	Jurisdiction

Nucleic Acid as Marker for Product Anticounterfeiting and Identification	89108443	APDN (B.V.I.) Inc.	March 17,2000	Taiwan

Method of using ribonucleic acid as product antifake mark and for verification	00107580.2	Rixflex Holdings Limited (2)	February 2, 2005	China

EppenLocker (A Leakage-Prevention Apparatus of Microcentrifuge)	89204158	APDN (B.V.I.) Inc.	March 10, 2000	Taiwan

Multiple Tube Structure for Multiple PCR in a Closed Container	89210575	APDN (B.V.I.) Inc.	June 20, 2000	Taiwan

A Device for Multiple Polymerase Chain Reactions In a Closed Container and a Method of Using Thereof	89111477	APDN (B.V.I.) Inc.	June 12, 2000	Taiwan

Method for Mixing Nucleic Acid in Water Insoluble Media and Application Thereof	921221973	APDN (B.V.I.) Inc.	August 11, 2003	Taiwan

A Method of Utilizing Nucleic Acids as Markers for Product Anti-Counterfeit Labeling and Verification	US 7,115,301 B2	Rixflex Holdings Limited (2)	October 3, 2006	United States

Patents Pending:

Patent Name	Application No.	Filed in the Name of	Dated Filed	Jurisdiction

Method for Mixing Nucleic Acid in Water Insoluble Media and Application Thereof	2002-294229 03007023.9 10/645,602	Biowell (1) Rixflex Holdings Limited (2) Rixflex Holdings Limited (2)	August 31, 2002 March 27, 2003 August 22, 2003	Japan EU United States

Method of dissolving nucleic acid in water insoluble medium and its application	03155949.2	Rixflex Holdings Limited (2)	August 27, 2003	China

Novel nucleic acid based steganography system and application thereof	10/909,431	Rixflex Holdings Limited (2)	August 3, 2004	United States

Cryptic method of secret information carried in DNA molecule and its deencryption method	921221490	APDN (B.V.I.) Inc.	August 6, 2003	Taiwan

Patent Name	Application No.	Filed in the Name of	Dated Filed	Jurisdiction

A novel nucleic acid based steganography system and application thereof	03127517.6 61387/2004	Biowell (1) Rixflex Holdings Limited (2)	August 6, 2003 August 4, 2004	China Korea

A novel method for coding based on nucleic acids and utility thereof	04018374.1 1-2004-00742	Rixflex Holdings Limited (2) Rixflex Holdings Limited (2)	August 3, 2004 August 4, 2004	EU Vietnam

A novel nucleic acid based steganography system and applications thereof	092819 PI20043145 2004-225987 P-00200400374 764/CHE/2004	Rixflex Holdings Limited (2) Biowell (1) Rixflex Holdings Limited (2) Rixflex Holdings Limited (2) Rixflex Holdings Limited (2)	August 4, 2004 August 4, 2004 August 2, 2004 August 4, 2004 August 4, 2004	Thailand Malaysia Japan Indonesia India

Method for classifying group ID of shoppers and transferring the shopping discount to group development funds development	92119302	APDN (B.V.I.) Inc.	July 15, 2003	Taiwan

Method for transferring feedback foundation capable of identifying multiple objects	03150071.4	Rixflex Holdings Limited (2)	July 31, 2003	China

Method of Classifying Group ID of Shoppers and Transferring the Shopping Discount to Group Development Funds	PI20042889 092217 2004-200730	Rixflex Holdings Limited (2) Rixflex Holdings Limited (2) Biowell (1)	August 4, 2004 July 12, 2004 July 7, 2004	Malaysia Thailand Japan

System and Method for authenticating multiple components associated with a particular product.	11/437,265 PCT/US2006/019660	APDN (B.V.I.) Inc. APDN (B.V.I.) Inc.	May 19, 2005 May 19, 2006	US PCT

System and Method for Marking Textiles with Nucleic Acid	10/825,968	APDN (B.V.I.) Inc.	April 15, 2004	US

System and Method for Marking Textiles with Nucleic Acids	Publication #20050112610	APDN (B.V.I.) Inc	4/16/2003	US

System and Method for Authenticating Multiple Components Associated with a Particular Good	Publication # 22070048761	APDN (B.V.I.) Inc	5/20/2005	US

System and Method for Secure Document Printing and Detection	Application # 60/874,425	APDN (B.V.I.) Inc	12/12/2006	US

System and Method for Authenticating Tablets	Application #60/877,875	APDN (B.V.I.) Inc	12/26/2006	US

System and Method for Authenticating Sports Identification Goods	Application # 60/877,869	APDN (B.V.I.) Inc.	12/29/2006	US

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

Trademarks Issued:

Trademark	Registration No:	Registered Owner	Registration Date	Jurisdiction

APPLIED DNA and model molecule design	846354	Applied DNA Sciences Inc.	August 13, 2004	Mexico

APPLIED DNA and model molecule design	846711	Applied DNA Sciences Inc.	August 16, 2004	Mexico

APPLIED DNA and model molecule design	3392818	Applied DNA Sciences Inc.	March 21, 2005	European Community

BIOWELL and Design	3,155,578	Rixflex Holdings Limited (1)	October 17, 2006	United States

BIOWELL and Design	2,675,941	Rixflex Holdings Limited (1)	January 21, 2003	United States

BIOWELL and Design	2,611,291	Rixflex Holdings Limited (1)	August 27, 2002	United States

BIOWELL and Design	4101159010000	Biowell (2)	May 4, 2005	South Korea

BIOWELL and Design	4,819,252	Rixflex Holdings Limited (1)	November 19, 2004	Japan

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

Employees

Presently,we employ a total of 7 full-time employees and 3 part-time employees, including 2 in management, 4 in operations, 3 in sales and marketing and 1 in investor relations.  None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

Available Information

We are subject to the informational requirements of the Exchange Act, which requires us to file our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, amendments to such reports and other information with the Securities and Exchange Commission (“SEC”).  This information is available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s website at www.sec.gov.  Our web site is located at www.adnas.com.

Item 2. Description of Property.

We maintain our principal office at 25 Health Sciences Drive, Suite113, Stony Brook, New York 11790. We moved our principal office to the Long Island High Technology Incubator, which is located on the campus of Stony Brook University, in November 2005.  We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

Paul Reep v. Applied DNA Sciences, Inc. et al. (Los Angeles Superior Court Case No. BC345702):

Plaintiff Paul Reep, a former employee, commenced this action against us on January 10, 2006.  Mr. Reep asserts eight causes of action for breach of contract, breach of an oral agreement, negligent misrepresentation, interference with prospective business advantages, defamation, fraud, accounting and constructive trust, and unjust enrichment.  The relief sought includes declaratory relief, unspecified compensatory damages, unpaid salary, unspecified penalties under the California Labor Code, interest, and attorneys’ fees.  We successfully moved the court to indefinitely stay all proceedings in this matter in light of a forum selection clause designating Nevadastate courts as the proper forum.  We then agreed with Reep to consolidate this action with another matter pending in Los Angeles County Superior Court, captioned Applied DNA Sciences, Inc. v. Paul Reep, Case No. BC367661.  Once this matter was consolidated with our affirmative lawsuit against Reep, we filed a demurrer to the first amended complaint.  That demurrer resulted in several causes of action being dismissed.  Reep then filed a Second Amended Complaint which asserts claims for breach of contract, declaratory relief, wrongful termination and defamation.  We answered the Second Amended Complaint in November 2007 and denied all of the material allegations.  The trial in this matter is currently set for July 2008.  We intend to vigorously defend against the claims asserted against us.

Applied DNA Sciences, Inc. v. Paul Reep et al. (Los Angeles County Superior Court Case No. BC 367661):

We filed this action against the defendants, Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona, Peter Brocklesby, Cheri Lu Brocklesby and Angela Wiggins on or about March 9, 2007.  In this matter, we have asked the court to make a judicial determination that the defendants were unjustly enriched and breached fiduciary duties owed to the company.  Specifically, we maintain that Reep and others knowingly accepted 1 million shares of unrestricted company stock even though they knew the stock the Board of Directors had not approved the issuance and Peter Brocklesby could not authorize such an issuance without board approval.  We have resolved its claims against all of the defendants except Reep and the Brocklesbys.  After the resolution of the claims involving the other defendants, we agreed with Reep that this case should be consolidated with Paul Reep v. Applied DNA Sciences, Inc. et al, Los Angeles Superior Court Case No. BC345702.   The trial in the consolidated matter is currently set for April 2008.  We intend to vigorously prosecute our claims against Reep.

Douglas A. Falkner v. Applied DNA Sciences, Inc./N.C. Industrial Commission File No. 585698

Plaintiff Douglas Falkner ("Falkner") filed a worker’s compensation claim in North Carolinafor an alleged work-related neck injury that he alleges occurred on January 14, 2004.  Falkner worked as Business Development and Operations Manager at our sole East Coast office at the time of the alleged injury.   Plaintiff Falkner was the only employee employed by us in North Carolinaat the time of the alleged injury and we have employed no other employees in North Carolinaat any other time.  The claim has been denied and is being defended on several grounds, including the lack of both personal and subject matter jurisdiction.  Specifically, we contend that we did not employ the requisite minimum number of employees in North Carolinaat the time of the alleged injury and that the company is therefore not subject to the North Carolina Workers' Compensation Act.   The claim was originally set for hearing in January 2007, but was continued to allow the parties to engage in further discovery.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is traded over-the-counter on The Over The Counter Bulletin Board (the “OTC Bulletin Board”) maintained by the National Association of Securities Dealers under the symbol “APDN.” There is no certainty that the Common Stock will continue to be quoted or that any liquidity exists for our shareholders.

The following table sets forth the quarterly quotes of high and low prices for our Common Stock on the OTC Bulletin Board during the fiscal years ended September 30, 2006 and September 30, 2007.

	Fiscal 2006		Fiscal 2007

	High	Low	High	Low

First Quarter	$0.58	$0.16	$0.12	$0.07
Second Quarter	$0.37	$0.15	$0.28	$0.09
Third Quarter	$0.27	$0.10	$0.23	$0.10
Fourth Quarter	$0.17	$0.07	$0.15	$0.08

Holders

As of January 10, 2008, we had approximately 1,283 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15thAvenue, Brooklyn, New York 11219.

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

Recent Sales of Unregistered Securities

Other than as previously described in our Quarterly Reports on Form 10-Q-SB or in our Current Reports on Form 8-K, there were no sales of unregistered securities during fiscal 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this prospectus. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

The accounting policies identified as critical are as follows:

•	Equity issued with registration rights;
•	Revenue recognition;
•	Allowance for Doubtful Accounts;
•	Warrant liability; and
•	Fair value of intangible assets.

Equity Issued with Registration Rights

In connection with placement of our convertible notes and warrants to certain investors during the fiscal quarters ended December 31, 2003, December 31, 2004, March 31, 2005, March 31, 2006 and June 30, 2006, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although these notes and warrants do not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option.  Therefore, the common stock underlying the notes and warrants subject to such liquidated damages does not meet the tests required for shareholders’ equity classification in the past, and accordingly has been reflected between liabilities and equity in our previous consolidated balance sheet.

In September 2007, we exchanged our common stock for the remaining Secured Convertible Promissory Note  that contained embedded derivatives such as certain conversion features, variable interest features, call options and default provisions.

The Company has an accumulative accrual of $11,750,941 in liquidating damages in relationship to the previously outstanding convertible promissory notes and related warrants.

Revenue Recognition

Revenues are derived from research, development, qualification and production testing for certain commercial products.

Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

Allowance for Uncollectible Receivables

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company uses a combination of write-off history, aging analysis and any specific known troubled accounts in determining the allowance. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Warrant Liability

In connection with the placement of certain debt instruments, as described above, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we were required to account for these freestanding warrants as a derivative financial instrument liability, rather than as shareholders’ equity.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

As described above, as of September 30, 2007, we exchanged common stock for the previously issued Convertible Promissory Notes that contained certain embedded derivative financial instruments.  As a result, the Company reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the remaining note.  We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Fair Value of Intangible Assets

We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby we periodically test our intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.  During the years ended September 30, 2007 and 2006, our management performed an evaluation of the Company’s intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2007 and 2006, respectively. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value for the year ended September 30, 2006, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Comparison of the year Ended September 30, 2007 to the year ended September 30, 2006

Revenues

During the year ended September 30, 2007, we transitioned from a development stage enterprise to an operating company.  For the years ended September 30, 2007 and 2006, we generated $121,920 and $18,900 in revenues from operations, respectively.  Our cost of sales for the year ended September 30, 2007 was $23,073, netting us a gross profit of $98,847.  For September 30, 2006, our cost of sales was $15,639, netting us a gross profit of $3,261.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the twelve months ended September 30, 2007 increased 41.9% to $12.1 million from $8.53 million in the same period in 2006.  See a discussion of non cash items below in the Liquidity & Capital Resources section.  Included within the selling, general and administrative expenses for the years ended September 30, 2007 and 2006 was expensed relating to fund raising and consultant costs of $7.9 million and $3.6 million, respectively.

Research and Development

Research and development expenses decreased $42,346 for the twelve months ended September 30, 2007 compared to the same period in 2006 from $153,191 to $110,845 primarily due to reduced activity in research and development and a change in focus to marketing activities.

Depreciation and Amortization

In the twelve months ended September 30, 2007, depreciation and amortization decreased $937,717 for the period compared to 2006 from $1,370,299 to $432,582.  The decrease is attributable to the decrease in intangible amortization due to the impairment write off in the year ended September 30, 2006.

Impairment of intangible asset(s)

During the year ended September 30, 2007 and 2006, we performed an evaluation of our intangible assets (intellectual property) and determined that the implied fair carrying value exceeded its fair value at September 30, 2006.  Accordingly, we recorded a non cash impairment charge to operations of $5.7 million in the year ended September 30, 2006 as compared to $0.00 for this year.

Total Operating Expenses

Total operating expenses decreased to $12.6 million from $15.7 million, or a decrease of $3.1 million primarily due to the impairment in intangible assets charged to operation in the year ended September 30, 2006.

Other Income/Loss

Other income for the twelve months ended September 30, 2007 decreased from a gain of $16.9 million to $1.4 million due to a smaller increase in fair value of warrant liabilities and debt derivatives.

Interest Expenses

Interest expenses for the twelve months ended September 30, 2007, decreased to $2.2 million from $3.6 million in the same period of 2006, a decrease of $1.4 million as a result of conversion of our debt instruments to common stock.

Net Income (loss)

Net loss for the twelve months ended September 30, 2007 increased to a loss of $13.3 million from a loss of $2.4 million in the prior period as a result of the combination of factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.

As of September 30, 2007, we had a working capital deficit of $13.8 million.  For the year ended September 30, 2007, we generated a net cash flow deficit from operating activities of $2.3 million consisting primarily of year to date losses of $13.3 million.  Non cash adjustments included $.4 million in depreciation and amortization charges, $.9 million for options, warrants and common stock issued in exchange for services, $2.7 million in financing costs and debt discounts attributable to convertible debentures and net change in net increase in current liabilities of $8.3 million net with a non cash adjustment of $1.4 million for income attributable to re-pricing of warrants and debt derivatives.  Cash used in investing activities totaled $0.4 million, which was utilized for acquisition of property and equipment and funds held in escrow.  Cash provided by financing activities for the year ended September 30, 2007 totaled $1.5 million consisting of proceeds from issuance of convertible debt.

We expect capital expenditures to be less than $100,000 in fiscal 2008. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for approximately nine months.  Our financing through a private placement offering since our year end is discussed below. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our registered independent certified public accountants have stated in their report dated January 14, 2008, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Product Research and Development

We anticipate spending approximately $150,000_ for product research and development activities during the next twelve (12) months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $100,000 on the acquisition of leasehold improvements during the next 12 months.  We believe our current leased space is adequate to manage our growth, if any, over the next 2 to 3 years.

Number of Employees

We currently have seven employees and three part-time employees.  The company expects to increase its staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.

Recent Debt and Equity Financing Transactions

In fiscal 2006, we completed three private placements of convertible debt and associated warrants. On November 3, 2005, we issued and sold a promissory note in the principal amount of $550,000 to Allied International Fund, Inc. ("Allied"). Allied in turn financed a portion of the making of this loan by borrowing $450,000 from certain persons, including $100,000 from Dr. Hayward, a director, our President and Chief Executive Officer. The terms of the promissory note provided that we issue upon the funding of the note warrants to purchase 5,000,000 shares of our common stock at an exercise price of $0.50 per share to certain persons designated by Allied. On November 9, 2005, we issued nine warrants to Allied and eight other persons to purchase an aggregate of 5,500,000 shares of our common stock at an exercise price of $0.50 per share. These warrants included a warrant to purchase 1,100,000 shares that was issued to Dr. Hayward, a director, our President and Chief Executive Officer. We paid $55,000 in cash to VC Arjent, Ltd. for its services as the placement agent with respect to this placement. All principal and accrued but unpaid interest under the promissory note was paid in full shortly after the closing of and from the proceeds of a private placement we completed on March 8, 2006.  On March 8, 2006, we issued and sold an aggregate of 30 units consisting of (i) a $50,000 principal amount secured convertible promissory note bearing interest at 10% per annum and convertible at $0.50 per share, and (ii) a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share, for aggregate gross proceeds of $1.5 million. The units were sold pursuant to subscription agreements by and between each of the purchasers and Applied DNA Operations Management, Inc., a Nevadacorporation and our wholly owned subsidiary (our “Subsidiary”). The $2.050 million in gross proceeds from these first two offerings were held by our Subsidiary for our benefit and used to fund commissions, fees and expenses associated with the placements, to repay the outstanding promissory note described above plus accrued interest thereunder, to fund financing fees, consultants and public reporting costs, salaries and wages, research and development, facility costs as well as general working capital needs.  On March 24, 2006, we commenced an offering (the “Offshore Offering”) of up to 140 units, at a price of $50,000 per unit, for a maximum offering of $7 million for sale to “accredited investors” who are not “U.S. persons.”  The units being sold as part of the Offshore Offering consisted of (i) a $50,000 principal amount secured convertible promissory note, and (ii) a warrant to purchase 100,000 shares of our common stock at a price of $0.50 per share.  On May 2, 2006, we closed on the first tranche of the Offshore Offering in which we sold 20 units for aggregate gross proceeds of $1,000,000. We paid Arjent Limited $375,000 in commissions, fees and expenses from these gross proceeds.  On June 15, 2006, we completed the second tranche of the Offshore Offering in which we sold 59 units for aggregate gross proceeds of $2,950,000. We paid Arjent Limited $442,500 in commissions, fees and expenses from these gross proceeds.  Additionally, on July 10, 2006 we issued 2.4 million shares of our common stock to Arjent Limited at $0.001 per share as partial consideration for its services in connection with the Offshore Offering.

During fiscal 2007, we issued sold an aggregate principal amount of $850,000 in secured convertible promissory notes bearing interest at 10% per annum and warrants to purchase an aggregate of 1,700,000 shares of our common stock to Dr. James A. Hayward, a director, the Chairman of the Board of Directors, our President and Chief Executive Officer, as follows:

On April 23, 2007, we issued and sold a $100,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 200,000 shares of our common stock.  The promissory note and accrued but unpaid interest thereon are convertible into shares of common stock of the Company at a price of $0.50 per share by the holder of the promissory note at any time from April 23, 2007 through April 22, 2008, and shall automatically convert on April 22, 2008 at a conversion price of $0.15.  The warrant is exercisable for a four-year period commencing on April 23, 2008, and expiring on April 22, 2012, at a price of $0.50 per share. The warrant may be redeemed at our option at a redemption price of $0.001 upon the earlier of (i) April 22, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

On June 30, 2007, we issued and sold a $250,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 500,000 shares of our common stock.  The promissory note and accrued but unpaid interest thereon are convertible into shares of our common stock at a price of $0.50 per share by the holder of the promissory note at any time from June 30, 2007 through June 29, 2008, and shall automatically convert on June 30, 2008 at a conversion price of $0.087732076 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  The warrant is exercisable for a four-year period commencing on June 30, 2008, and expiring on June 29, 2012, at a price of $0.50 per share.

On July 30, 2007, we issued and sold a $200,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 400,000 shares of our common stock.  The promissory note and accrued but unpaid interest thereon are convertible into shares of our common stock at a price of $0.50 per share by the holder of the promissory note at any time from July 30, 2007 through July 29, 2008, and shall automatically convert on July 30, 2008 at a conversion price of $0.102568072 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  The warrant is exercisable for a four-year period commencing on July 30, 2008, and expiring on July 29, 2012, at a price of $0.50 per share.

On September 28, 2007, we issued and sold a $300,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 600,000 shares of our common stock.  The promissory note and accrued but unpaid interest thereon are convertible into shares of our common stock at a price of $0.50 per share by the holder of the promissory note at any time from September 28, 2007 through September 27, 2008, and shall automatically convert on September 28, 2008 at a conversion price of $0.066429851 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  The warrant is exercisable for a four-year period commencing on September 28, 2008, and expiring on September 27, 2012, at a price of $0.50 per share.

In addition, on June 27, 2007, we completed a private placement offering of convertible debt and associated warrants in which we issued and sold to certain investors an aggregate of 3 units of our securities, each unit consisting of (i) a $50,000 Principal Amount of 10% Secured Convertible Promissory Note and (ii) warrants to purchase 100,000 shares of our common stock. The notes and accrued but unpaid interest thereon are convertible into shares of our common stock at a price of $0.50 per share by the holders of the notes at any time from June 27, 2007 to June 26, 2008, and shall automatically convert at $0.15 per share on June 27, 2008. At any time prior to conversion, we have the right to prepay the notes and accrued but unpaid interest thereon upon 3 days notice (during which period the holders can elect to convert the notes).  The warrants are exercisable for a four year period commencing on June 27, 2008, and expiring on June 26, 2012, at a price of $0.50 per share.

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

From October through December 2007, we issued and sold to investors an aggregate of $2,650,000 10% Secured Convertible Promissory Notes with an automatic conversion one year from issuance at a conversion price which is equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  The notes are convertible into shares of the Company’s common stock at any time, at the option of the noteholder, prior to automatic conversion date, at the greater of (i) 50% of the average price of the Company’s common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In conjunction with the issuance and sale of the 10% Secured Convertible Promissory Notes, we issued warrants to purchase 5,300,000 shares of our common stock for cash or cashless basis at $0.50 per share exercisable over four years with certain redemption features.

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

Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S.stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Substantially all of the real property used in our business is leased under operating lease agreements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated January 14, 2008, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

We have a short operating history with our current business model, which involves the marketing, sale and distribution of botanical DNA encryption, embedment and authentication products and services, which are based on technologies that we acquired in July 12, 2005 from Biowell Technology, Inc. (“Biowell”).  We first derived revenue from this model in the second calendar quarter of 2006, which was insignificant.  Prior to the July 12, 2005 acquisition, our operations consisted principally of providing marketing and business development services to Biowell.  As a result, we have a very limited operating history for you to evaluate in assessing our future prospects.  We have transitioned this year from a developmental stage to an early-stage growth enterprise. Our operations since inception have not produced significant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  If we create revenues in the future, prior to our introduction of any new products, we will derive all such revenues from the sale of botanical DNA encryption, encapsulation, embedment and authentication products and services, which is an immature industry.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We Have a History Of Losses Which May Continue, and Which May Harm Our Ability to Obtain Financing and Continue Our Operations.

We incurred net losses of $13.3 million for the year ended September 30, 2007 and $2.4 million for the year ended September 30, 2006.  These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and our interest expense on notes and warrants we issued to obtain financing.  Our operations are subject to the risks and competition inherent in a company moving from the development stage to a new growth enterprise.   We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future.  Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance.  If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing.  As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

If We Are Unable to Obtain Additional Financing Our Business Operations Will be Harmed or Discontinued, and If We Do Obtain Additional Financing Our Shareholders May Suffer Substantial Dilution.

We believe that our existing capital resources will enable us to fund our operations until approximately September  2008.  We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated January 14, 2008, our independent auditors stated that our financial statements for the year ended September 30, 2007 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our incurring net losses of $13.3 million for the year ended September 30, 2007.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

There has been limited or no market acceptance of our botanical DNA encryption, encapsulation, embedment and authentication products and services to date.  Some of the factors that will affect whether we achieve market acceptance of our solutions include:

•	availability, quality and price relative to competitive solutions;
•	customers’ opinions of the solutions’ utility;
•	ease of use;
•	consistency with prior practices;
•	scientists’ opinions of the solutions’ usefulness
•	citation of the solutions in published research; and
•	general trends in anti-counterfeit and security solutions’ research.

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

If We Are Unable to Retain the Services of Drs. Hayward or Liang We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service Dr. James A. Hayward, one of our directors, our President and Chief Executive Officer; and Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer.  We do not have employment agreements with Drs. Hayward or Liang. Loss of the services of Drs. Hayward or Liang could significantly harm our business, results of operations and financial condition.  We do not maintain key-man insurance on the lives of Drs.Hayward or Liang.

The Markets for our SigNature Program are Very Competitive, and We May be Unable to Continue to Compete Effectively in this Industry in the Future.

The principal markets for our SigNature Program are intensely competitive.  We compete with many existing suppliers and new competitors continue to enter the market.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Applied Optical Technologies, Authentix, ChemTAG, Collectors Universe Inc., Collotype, Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Manakoa, SmartWater Technology, Inc., Sun Chemical Corp, Tracetag and Warnex.

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

A Manufacturer’s Inability or Willingness to Produce Our Goods on Time and to Our Specifications Could Result in Lost Revenue and Net Losses.

Though we manufacture prototypes, samples and some of our own products, we currently do not own or operate any significant manufacturing facilities and depend upon independent third parties for the manufacture of some of our products to our specifications.  The inability of a manufacturer to ship orders of such products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our business by resulting in decreased revenues or net losses upon sales of products, if any sales could be made.

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

While we require our independent manufacturers to operate in compliance with applicable laws and regulations, we have no control over their ultimate actions. While our internal and vendor operating guidelines promote ethical business practices and our staff and buying agents periodically visit and monitor the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by our independent manufacturers, or by one of our licensing partners, or the divergence of an independent manufacturer’s or licensing partner’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations, such as the loss of potential revenue and incurring additional expenses.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our or our licensor’s issued patents or pending applications or that we or our licensors were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United Statespatent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United Statespatent position with respect to such inventions.

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

Litigation Generally Could Affect Our Financial Condition and Results of Operations.

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers. We have faced such claims and litigation in the past and we cannot be sure that we will not be subject to claims in the future. In the event that a claim is successfully brought against us, considering our lack of revenue and the losses our business has incurred for the period from our inception to September 30, 2007, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Our failure to have our Registration Statement on Form SB-2 declared effective by the SEC could harm our ability to seek financing.

On October 15, 2005 we filed a registration statement with the SEC registering for resale common stock issued upon conversion of convertible promissory notes and underlying warrants.  In response to the SEC's comment and review process we have filed eight amendments to the registration statement to date.  Such registration statement has yet to be declared effective and there can be no assurance that it will be declared effective by the SEC.  If the registration statement is declared effective, we are obligated to file additional registration statements with respect to subsequent private placements of common stock issued upon convertible promissory notes and underlying warrants.  Our failure to have the registration statement declared effective may harm our ability to seek financing in the future.

We Are Obligated to Pay Liquidated Damages As a Result of Our Failure to Have our Registration Statement Declared Effective Prior to June 15, 2005, and any Payment of Liquidated Damages Will Either Result in Depletion of Our Limited Working Capital or Issuance of Shares of Common Stock Which Would Cause Dilution to Our Existing Shareholders.

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements.  We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons.  Nonetheless, as of September 30, 2007, we have accrued $11.7 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

Matter Voluntarily Reported to the Securities and Exchange Commission

During the months of March, May, July and August 2005, we issued a total of 8,550,000 shares of our common stock to certain employees and consultants pursuant to the 2005 Incentive Stock Plan.  We engaged our outside counsel to conduct an investigation of the circumstances surrounding the issuance of these shares.  On April 26, 2006, we voluntarily reported the findings from this investigation to the SEC, and agreed to provide the SEC with further information arising from the investigation.  We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of our board of directors.  These former officers received a total of 3,000,000 of these shares.  In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended.  The members of the Company's management who effectuated the stock issuances no longer work for the Company.  These shares were not registered under the Securities Act of 1933, or the securities laws of any state, and we believe that certain of these shares may have been sold on the open market, though we have been unable to determine the magnitude of such sales.  Since our voluntary report of the findings of our internal investigation to the SEC on April 26, 2006, we have received no communication from the SEC or any third party with respect to this matter.  If violations of securities laws occurred in connection with the resale of certain of these shares, the employees and consultants or persons who purchased shares from them may have rights to have their purchase rescinded or other claims against us for violation of securities laws, which could harm our business, results of operations, and financial condition.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Options and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock and Will Cause Immediate and Substantial Dilution to Our Existing Stockholders.

As of January 10, 2008, we had 190,761,603 shares of common stock issued and outstanding and outstanding options and warrants to purchase 81,464,464 shares of common stock.  All of the shares issuable upon exercise of our options and warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.  The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on The Over The Counter Bulletin Board (the “OTC Bulletin Board”), such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Prior to May 2001, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 – 2000 (except the quarterly reports for the first two quarters of 1999). We have been current in our reporting requirements for the last five years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

We May Note Be Able to Implement Section 404 of the Sarbanes-Oxley Act of 2002 on a Timely Basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending September 30, 2008. Under current rules, commencing with our annual report for the fiscal year ending September 30, 2009 our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404.  We may not be able to complete a Section 404 plan on a timely basis.  Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Item 7. Financial Statements.

APPLIED DNA SCIENCES, INC.

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Applied DNA Sciences, Inc.
Stony Brook, New York

We have audited the accompanying consolidated balance sheet of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2007 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the Note K to the accompanying financial statements, the Company is experiencing difficulty in generating cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ RBSM, LLP
RBSM, LLP
Certified Public Accountants

McLean, Virginia
January 14, 2008

APPLIED DNA SCIENCES, INC
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS
Current assets:
Cash	$25,185
Prepaid expenses	101,000
Restricted cash (Note C)	399,920
Total current assets	526,105

Property, plant and equipment-net of accumulated depreciation of $82,825	105,537

Other assets:
Deposits	13,822
Capitalized finance costs-net of accumulated amortization of $7,997	29,503

Intangible assets:
Patents, net of accumulated amortization of $25,445 (Note B)	8,812
Intellectual property, net of accumulated amortization and write off of $7,702,891 (Note B)	1,728,009

Total Assets	$2,411,788

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$13,215,975
Convertible notes payable, net of unamortized discount (Note D)	740,405
Other current liabilities (Note C)	399,920
Total current liabilities	14,356,300

Commitments and contingencies (Note J)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 60,000 issued and outstanding	6
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 180,281,661 issued and outstanding	180,281
Additional paid in capital	128,448,584
Accumulated deficit	(140,573,383)
Total deficiency in stockholders' equity	(11,944,512)

Total liabilities and Deficiency in Stockholders' Equity	$2,411,788

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
CONSOLIDATED STATEMENTS OF LOSSES
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

Sales	$121,920	$18,900
Cost of sales	(23,073)	(15,639)
Gross Profit	98,847	3,261

Operating expenses:
Selling, general and administrative	12,096,444	8,530,354
Research and development	110,845	153,191
Impairment of intangible asset(s)	-	5,655,011
Depreciation and amortization	432,582	1,370,299

Total operating expenses	12,639,871	15,708,855

LOSS FROM OPERATIONS	(12,541,024)	(15,705,594)

Net gain in revaluation of debt derivative and warrant liabilities	1,387,932	16,844,837
Other income	977	79,488
Interest expense	(2,152,718)	(3,628,968)

Net loss before provision for income taxes	(13,304,833)	(2,410,237)

Income taxes (benefit)	-	-

NET LOSS	$(13,304,833)	$(2,410,237)

Net (loss) per share-basic and fully diluted	$(0.10)	$(0.02)

Weighted average shares outstanding-
Basic and fully diluted	135,229,885	116,911,022

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2007

		Preferred		Common	Additional	Common
	Preferred	Stock	Common	Stock	Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, October 1, 2005:	60,000	$6	112,230,392	$112,230	$82,320,715	$20,000	$(89,924,554)	$(7,471,603)
Common stock issued in exchange for services at $0.50 per share in October 2005	-	-	400,000	400	199,600	-	-	200,000

Common stock issued in exchange for consulting services at $0.75 per share in October 2005	-	-	100,000	100	74,900	-	-	75,000

Common stock returned in October 2005, previously issued for services at $0.60 per share	-	-	(350,000)	(350)	(209,650)	-	-	(210,000)

Common stock issued pursuant to subscription at $0.50 per share in December 2005	-	-	40,000	40	19,960	(20,000)	-	-

Common stock to investors pursuant to registration rights agreement $0.51 per share in December 2005	-	-	505,854	506	257,480	-	-	257,986

Common stock returned in January 2006, previously issued for services rendered at $0.60 per share	-	-	(250,000)	(250)	(149,750)	-	-	(150,000)

Common stock issued to investors pursuant to registration rights agreement at $0.32 per share in January 2006	-	-	806,212	806	257,182	-	-	257,988

Common stock issued to investors pursuant to registration rights agreement at $0.20 per share in January 2006	-	-	1,289,927	1,290	256,695	-	-	257,985

Subtotal	60,000	$6	114,772,385	$114,772	$83,027,132	$-	$(89,924,554)	$(6,782,644)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2007

		Preferred		Common	Additional	Common
	Preferred	Stock	Common	Stock	Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total
Subtotal	60,000	$6	114,772,385	$114,772	$83,027,132	$-	$(89,924,554)	$(6,782,644)

Fair value of 200,000 warrants issued to consultants for services at $0.22 per warrant in January 2006	-	-	-	-	43,098	-	-	43,098

Common stock issued in exchange for consulting services at $0.17 per share in February 2006	-	-	160,000	160	27,040	-	-	27,200

Common stock issued in exchange for consulting services at $0.16 per share in February 2006	-	-	3,800,000	3,800	604,200	-	-	608,000

Common stock returned in March 2006, previously issued for services rendered at $0.80 per share	-	-	(150,000)	(150)	(119,850)	-	-	(120,000)

Previously issued warrants reclassed to warrant liability	-	-	-	-	(1,584,614)	-	-	(1,584,614)

Common stock issued in exchange for consulting services at $0.20 per share in July 2006	-	-	2,400,000	2,400	477,600	-	-	480,000

Reclassification of fair value of warrants to equity	-	-	-	-	153,000	-	-	153,000

Net loss	-	-	-	-	-	-	(2,410,237)	(2,410,237)
Balance, September 30, 2006	60,000	$6	120,982,385	$120,982	$82,627,606	$-	$(92,334,791)	$(9,586,197)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2007

		Preferred		Common	Additional	Common
	Preferred	Stock	Common	Stock	Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, September 30, 2006	60,000	$6	120,982,385	$120,982	$82,627,606	$-	$(92,334,791)	$(9,586,197)

Common stock issued in December 2006 in settlement of related party debt at $2.28 per share	-	-	180,000	180	410,249		-	410,429

Common stock issued in May 2007 in settlement of convertible debentures at $0.11 per share	-	-	9,645,752	9,646	1,090,354		-	1,100,000

Common stock issued in June 2007 in settlement of convertible debentures at $0.11 per share	-	-	29,691,412	29,691	3,215,309		-	3,245,000

Beneficial conversion feature relating to convertible debentures	-	-	-	-	319,606		-	319,606

Common stock issued in September 2007 in settlement of convertible debentures at $0.087 per share	-	-	19,782,112	19,782	1,705,218		-	1,725,000

Effect of reclassification of fair value of warrants	-	-	-	-	39,080,242		(34,933,759)	4,146,483

Net loss	-	-	-	-	-	-	(13,304,833)	(13,304,833)
Balance, September 30, 2007	60,000	$6	180,281,661	$180,281	$128,448,584	$-	$(140,573,383)	$(11,944,512)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(13,304,833)	$(2,410,237)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	432,582	1,370,299
Impairment of intangible assets	-	5,655,011
Options and warrants issued in exchange for services rendered	900,000	1,622,825
Income attributable to repricing of warrants and debt derivatives	(1,387,932)	(16,844,837)
Financing costs attributable to issuance of warrants	-	2,271,000
Amortization of beneficial conversion feature-convertible notes	63,631	-
Amortization of capitalized financing costs	1,057,084	636,013
Amortization of debt discount attributable to convertible debentures	1,688,229	731,490
Common stock issued in exchange for services rendered	-	1,390,200
Common stock issued in connection with penalties pursuant to registration	-	773,958
Common stock canceled-previously issued for services rendered	-	(480,000)
Change in assets and liabilities:
Decrease (increase) in accounts receivable	9,631	(5,621)
Decrease (increase) in prepaid expenses and deposits	5,667	(106,667)
Decrease (increase) in other assets	8,419	440
Increase (decrease) in accounts payable and accrued liabilities	8,275,942	2,512,311
Net cash used in operating activities	(2,251,580)	(2,883,815)

Cash flows from investing activities:
Increase in restricted cash held in escrow	(399,920)
Acquisition (disposal) of property and equipment, net	(11,039)	(164,571)
Net cash provided by (used in) investing activities	(410,959)	(164,571)

Cash flows from financing activities:
Proceeds fromconvertible debentures held in escrow	399,920
Net proceeds from issuance of convertible notes	1,062,500	4,242,500
Net cash provided by financing activities	1,462,420	4,242,500

Net increase in cash and cash equivalents	(1,200,119)	1,194,114
Cash and cash equivalents at beginning of period	1,225,304	31,190
Cash and cash equivalents at end of period	$25,185	$1,225,304

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	-	-
Cash paid during period for taxes	-	-

Non-cash transactions:
Common stock issued for services	-	1,390,200
Common stock issued in exchange for previously incurred debt	16,200	-
Common stock canceled-previously issued for services rendered	-	(480,000)
Common stock penalty shares issued pursuant to Pending SB-2 registration	-	773,958
Fair value of options and warrants issued to consultants for services	900,000	1,622,825

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada.  During the year ended September 30, 2007, we transitioned from a development stage enterprise to an operating  company . The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2007, the Company has accumulated losses of $140,573,383.

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

Revenue Recognition

Revenues are derived from research, development, qualification and production testing  for certain  commercial products. Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks. At the time the Company enters into a contract that includes multiple tasks, the Company estimates the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and the Company is unable to negotiate additional billings with a customer for cost over-runs, the Company may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

 For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2007 the Company did not have any deferred revenue.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At September 30, 2007 property and equipment consist of:

Computer equipment	$27,404
Lab equipment	54,973
Furniture	105,985
188,362
Accumulated Depreciation	(82,825)
Net	$105,537

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

During the years ended September 30, 2007 and 2006, the Company management performed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at each respective year. The test in September 30, 2006 indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates (See Note B).

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterpriseand Related Information ("SFAS 131"). SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Fully diluted shares outstanding were 175,256,340 and 199,930,486 for the years ended September 30, 2007 and 2006, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No.  123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No.  123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2006 and for the subsequent periods. The Company issued employee unvested employee options as stock-based compensation during the year ended September 30, 2006 and therefore has no unrecognized stock compensation related liabilities ended September 30, 2006. For the year ended September 30, 2007; the Company did not issue any stock based compensation.

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

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the year ended September 30, 2007, the Company did not grant employee stock options.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $ 13,304,833  for the year ended September 30, 2007.  The Company's current liabilities exceeded its current assets by $13,830,195 as of September 30, 2007.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $110,845 and $153,191 for the years ended September 30, 2007 and 2006, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $12,923 and $16,084 as advertising costs for the year ended September 30, 2007 and 2006, respectively.

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

Restricted cash / other current liabilities

Restricted cash is comprised of funds deposited into an escrow account  pending consummation  of the placement of convertible debt  as of September 30, 2007 (see Note L) . The related obligation is recorded as other current liabilities until consummation.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the “Serial Notes") issued in 2006. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company was required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 111 to 112%; and risk free interest rate of 4.96 to 5.15% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives were classified as long-term liabilities (see Note F).

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

In September 2007, the Company exchanged common stock for the remaining Secured Convertible Promissory Notes (see Note D) that contained embedded derivatives such as certain conversion features, variable interest features, call options and default provisions as described above. As a result, the Company reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the related debt.  Additionally, the Company has an accumulative accrual of $11,750,941 in liquidating damages in relationship to the previously outstanding convertible promissory notes and related warrants (see Note C).

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”.FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations"("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51"("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of September 30, 2007,

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE B — ACQUISITION OF INTANGIBLE ASSETS (continued)

The identifiable intangible assets acquired and their carrying value at September 30, 2007 is:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,073,325)
Impairment (See below)	(5,655,011)
Net:	$1,736,821
Residual value:	$0

During the year ended September 30,  2006 the Company management performed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value for the year ended September 30, 2006, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Total amortization expense charged to operations for the year ended September 30, 2007 and 2006 were $370,644 and $1,354,101 respectively.

Estimated amortization expense as of September 30, 2007 is as follows:

2008	$370,643
2009	365,842
2010	363,792
2011	363,792
2012 and thereafter	272,752
Total	$1,736,821

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2007 are as follows:

Accounts payable	$1,234,449
Accrued consulting fees	20,000
Accrued interest payable	19,603
Accrued penalties relating to registration rights liquidating damages	11,750,941
Other accrued expenses	190,982
Total	$13,215,975

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE C — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (continued)

Restricted cash/other current liabilities

As described in Note L below, the Company issued 10% Secured Promissory Notes subsequent to September 30, 2007.  At September 30, 2007, the Company received $399,920 held in escrow relating to the placement of Convertible Notes pending acceptance and completion of the placement of the Notes (See Note L)..

Registration Rights Liquidated Damages

In October 2003 and from December 2004 through February 2005, the Company issued Convertible Promissory Notes and attached to the Notes were warrants to purchase the Company’s common stock.

The Company agreed to file a registration statement and to be declared effective by the SEC for the common stock underlying the Notes and related warrants as to permit public resale thereof.  The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. The liquidated damages are equal to 3.5% per month, with no limitations .

As of September 30, 2007, the Company has not had a registration statement declared effective relating to the common stock underlying the Notes and related warrants and in accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness .  The Company has accrued $11,750,941 as of September 30, 2007 to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of September 30, 2007 are as follows:

10% Secured Convertible Notes Payable, related party, dated April 23, 2007, net of unamortized debt discount of $30,426 (see below)	$69,574
10% Secured Convertible Notes Payable dated June 27, 2007 (See below)	100,000
10% Secured Convertible Notes Payable dated June 27, 2007 (See below)	50,000
10% Secured Convertible Notes Payable, related party, dated June 30, 2007, net of unamortized debt discount of $76,555 (see below)	173,445
10% Secured Convertible Notes Payable, related party, dated July 30, 2007, net of unamortized debt discount of $41,570 (see below)	158,430
10% Secured Convertible Notes Payable, dated August 8, 2007, net of unamortized debt discount of $27,869 (see below)	72,131
10% Secured Convertible Notes Payable, related party, dated September 28, 2007, net of unamortized debt discount of $183,175 (see below)	116,825
740,405
Less: current portion	(740,405)
$-

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated March 8, 2006

On March 8, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,500,000 (the "Serial Notes”) and warrants to purchase 3,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on September 7, 2007 and are convertible into the Company's common stock, at the holder’s option, at fifty cents ($0.50) per share during the period from the date of issuance (March 8, 2006) through March 7, 2007. Should the holder of the Serial Note elect not to convert to the Company’s common stock on or before March 7, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company’s common stock at an amount equal to 80% of the average bid price of the Company’s common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of September 7, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company’s pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing.  If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Serial Notes, in an amount equal to 2% of the unpaid principal balance per month if the above deadlines are not met. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

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

The Company recorded the fair value of the derivatives ($346,500) and warrants ($ 512,100) to debt discount, aggregating $858,600, which will be amortized to interest expense over the term of the Notes. Amortization of $537,010 and $321,590 was recorded for the years ended September 30, 2007 and 2006, respectively.

In September 2007, the Company issued 19,782,112 shares of its common stock in exchange for the convertible notes dated March 8, 2006 and related accrued interest.

10% Secured Convertible Promissory Notes dated May 2, 2006

On May 2, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $1,000,000 (the "Serial Notes”) and warrants to purchase 2,000,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder’s option, at fifty cents ($0.50) per share during the period from the date of issuance (May 2, 2006) through May 2, 2007. Should the holder of the Serial Note elect not to convert to the Company’s common stock on or before May 2, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company’s common stock at an amount equal to 80% of the average bid price of the Company’s common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of May 2, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company’s pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing.  In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company recorded the fair value of the derivatives ($82,358) and warrants ($373,600) to debt discount, aggregating $455,958, which will be amortized to interest expense over the term of the Notes. Amortization of $303,958 and $152,000 was recorded for the year ended September 30, 2007 and 2006, respectively.

In May 2007, the Company issued 9,645,752 shares of its common stock in exchange for the convertible notes dated May 2, 2006 and related accrued interest.

10% Secured Convertible Promissory Notes dated June 15, 2006

On June 15, 2006, in connection with a private placement, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $2,950,000 (the "Serial Notes”) and warrants to purchase 5,900,000 shares of the Company's common stock to accredited investors. The Serial Notes bear interest at 10%, mature on August 2, 2007 and are convertible into the Company's common stock, at the holder’s option, at fifty cents ($0.50) per share during the period from the one years from the date of issuance (June 15, 2006) through June 15, 2007. Should the holder of the Serial Note elect not to convert to the Company’s common stock on or before June 15, 2007, the outstanding principal, along with accrued and unpaid interest automatically converts to the Company’s common stock at an amount equal to 80% of the average bid price of the Company’s common stock on the Over-The-Counter Bulletin Board for a period equal to ten (10) days prior to conversion on the maturity date of June 15, 2007. The full principal amount of the Serial Notes is due upon a default under the terms of the Note Agreement. In addition, the Company granted the investors a security interest in all of its assets (see Note B). The Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Serial Notes and the warrants within 30 days of the effective date of the Company’s pending Registration Statement (SEC File 333 - 122848) being declared effective. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 180 days after its filing. In the event of a default on the Serial Notes, the Serial Notes will bear interest at twelve percent (12%) per annum until paid.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The initial relative fair value assigned to the embedded derivatives was $175,321.

In conjunction with the Notes, the Company issued warrants to purchase 5,900,000 shares of common stock. The accounting treatment of the derivatives and warrants requires that the Company record the warrants at their fair values as of the inception date of the debt issuance, which totaled $929,840.

The Company recorded the fair value of the derivatives ($175,321) and warrants ($929,840) to debt discount, aggregating $1,105,161, which will be amortized to interest expense over the term of the Notes. Amortization of $847,261 and $257,900 was recorded for the year ended September 30, 2007 and 2006, respectively.

In June 2007, the Company issued 29,691,412 shares of its common stock in exchange for the convertible notes dated June 15, 2007 and related accrued interest.

10% Secured Convertible Promissory Note dated April 23, 2007

On April 23, 2007, the Company issued a $100,000 related party convertible promissory note due April 23, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.15 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $40,840 to warrant liabilities (See note A above) and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.55%, a dividend yield of 0%, and volatility of 207.45%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($13,333) and warrants ($40,840) to debt discount, aggregating $54,173, which will be amortized to interest expense over the term of the Notes. Amortization of $23,747 was recorded for the year ended September 30, 2007.

10% Secured Convertible Promissory Notes dated June 27, 2007

On June 27, 2007, the Company issued $150,000 convertible promissory notes due June 27, 2007 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.15 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

10% Secured Convertible Promissory Note dated June 30, 2007

On June 30, 2007, the Company issued a $250,000 related party convertible promissory note due June 30, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.0877 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 500,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $38,900 to warrant liabilities (See note A above) and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.92%, a dividend yield of 0%, and volatility of 123.8%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($63,454) and warrants ($38,900) to debt discount, aggregating $102,354, which will be amortized to interest expense over the term of the Notes. Amortization of $25,799 was recorded for the year ended September 30, 2007.

10% Secured Convertible Promissory Note dated July 30, 2007

On July 30, 2007, the Company issued a $200,000 related party convertible promissory note due July 30, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.10257 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 400,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $33,991 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated July 30, 2007 (continued)

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 400,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $15,920 to warrant liabilities (See note A above) and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.64%, a dividend yield of 0%, and volatility of 72.84%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($33,991) and warrants ($15,920) to debt discount, aggregating $49,911, which will be amortized to interest expense over the term of the Notes. Amortization of $8,341 was recorded for the year ended September 30, 2007.

10% Secured Convertible Promissory Note dated August 8, 2007

On July 30, 2007, the Company issued a $100,000 convertible promissory note due August 30, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.09627 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 200,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $24,643 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $7,960 to warrant liabilities (See note A above) and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.69%, a dividend yield of 0%, and volatility of 92.71%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,643) and warrants ($7,960) to debt discount, aggregating $32,603, which will be amortized to interest expense over the term of the Notes. Amortization of $4,734 was recorded for the year ended September 30, 2007.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated September 28, 2007

On September 8, 2007, the Company issued a $300,000 related party convertible promissory note due September 28, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.06643 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 600,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $151,604 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 600,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $32,580 to warrant liabilities (See note A above) and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.23%, a dividend yield of 0%, and volatility of 102.39%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature($151,604) and warrants ($32,580) to debt discount, aggregating $184,184, which will be amortized to interest expense over the term of the Notes. Amortization of $1,009 was recorded for the year ended September 30, 2007.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were no advances due at September 30, 2007

During the year ended September 30, 2006, $ 18,900 of its sales of products , or 100% of total sales were made to Dr. Suwelack Skin & Health Care AG, (“Dr. Suwelack”), an entity in which the Company’s Chief Executive Officer is President. As of September 30, 2007, there were no amounts owed to the Company by Dr. Suwelak.

During the years ended September 30, 2007 and 2006. the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, have advanced funds to the Company in the form of convertible promissory notes for working capital purposes (see Note D)

NOTE F - CAPITAL STOCK

The Company is authorized to issue 410,000,000 shares of common stock, with a $0.001 par value per share as the result of a shareholder meeting conducted on May 16, 2007.  Prior to the May 16, 2007 share increase, the Company was authorized to issue 250,000,000 shares of common stock with a $0.001 par value per share. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.0001 par value per share.  The preferred stock is convertible at the option of the holder into common stock at the rate of twenty-five (25) shares of common forevery one share of preferred at the option of the holder .

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE F — CAPITAL STOCK (continued)

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

In December 2005, in connection with debt financing, the Company issued 5,500,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 for five years.  The fair value attributable to the warrants of $563,750 was recorded as to current period operations with an offsetting adjustment to additional paid in capital.

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

Preferred and Common Stock Transactions During the Year Ended September 30, 2007:

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

In May 2007, the Company issued 9,645,752 shares of common stock in exchange for secured convertible promissory notes of $1,000,000 and related accrued interest.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE F — CAPITAL STOCK (continued)

In June 2007, the Company issued 29,691,412 shares of common stock in exchange for secured convertible promissory notes of $2,950,000 and related accrued interest.

In September 2007, the Company issued 19,782,112 shares of common stock in exchange for secured convertible promissory notes of $1,500,000 and related accrued interest.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.09	18,900,000	3.92	$0.09	18,900,000	$0.09
$0.10	9,105,464	6.84	$0.10	9,105,464	$0.10
$0.20	5,000	1.13	$0.20	5,000	$0.20
$0.50	18,650,000	3.55	$0.50	18,650,000	$0.50
$0.55	9,000,000	0.92	$0.55	9,000,000	$0.55
$0.60	8,847,000	1.67	$0.60	8,847,000	$0.60
$0.70	200,000	1.28	$0.70	200,000	$0.70
$0.75	17,727,000	2.00	$0.75	17,727,000	$0.75
	82,434,464			82,434,464

Warrants (continued)

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of	Price Per
	Shares	Share
Balance, September 30, 2005	36,869,464	0.67
Granted	35,500,000	0.29
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2006	72,369,464	0.48
Granted	11,200,000	0.18
Exercised	-	-
Canceled or expired	(1,135,000)	(0.70)
Balance, September 30, 2007	82,434,464	$0.43

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	4.00	$0.68	3,660,000	$0.68
0.09	2,000,000	4.16	0.09	2,000,000	0.09
	5,660,000			5,660,000	0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2005	3,660,000	$0.68
Granted	2,000,000	0.09
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2006	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2007	5,660,000	$0.47

The Company did not grant any employee options during the year ended September 30, 2007.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” required the disclosure of the estimated fair value of employee option grants and their impact on net income using option pricing models that are designed to estimate the value of options that, unlike employee stock options, can be traded at any time and are transferable. In addition to restrictions on trading, employee stock options may include other restrictions such as vesting periods. Further, such models require the input of highly subjective assumptions, including the expected volatility of the stockprice.

NOTE H – INCOME TAXES

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE H – INCOME TAXES (continued)

At September 30, 2007, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $140,000,000, expiring in the year 2027, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, as well as non compliance with filing requirements of coporate tax returns for past several years, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2007 are as follows:

Non current:
Net operating loss carryforward	$49,000,000
Valuation allowance	(49,000,000)
Net deferred tax asset	$—

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE I-LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share:

	For the Year Ended	For the Year Ended
	September 30, 2007	September 30, 2006
Loss available for common shareholders	$(13,304,833)	$(2,410,237)
Basic and fully diluted loss per share	$(0.10)	$(0.02)
Weighted average common shares outstanding	135,229,885	116,911,022

Net loss per share is based uponthe weighted average of shares of common stock outstanding

NOTE J- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under operating lease in Stony Brook, New Yorkfor its corporate use from an entity controlled by significant former shareholder, expiring in October 2008. In November 2005, the Company vacated the Los Angeles facility to relocated to the new Stony Brook New York address  Total lease rental expenses for the years ended on September 30, 2007 and 2006, was $49,000 and $50,812, respectively.

Commitments for minimum rentals under non-cancelable lease at September 30, 2007 are as follows:

Year ended September 30,	$82,218
2008	6,854
2009	-
2010	-
2011	$-
2012 and thereafter	-
$99,102

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

Litigation

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE J — COMMITMENTS AND CONTINGENCIES (continued)

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Registration of Company’s Shares of Common Stock

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages.  In connection with the $ 1,465,000 and $ 7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively, , the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005. Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes.As of September 30, 2007, the Company has not had a registration statement declared effective relating to the common stock underlying the Notes and related warrants and in accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness .  The Company has charged to operations penalties of $7,725,585 for the year ended September 30, 2007 and has accrued $11,750,941 as of September 30, 2007 to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved (see Note C).

Matters Voluntarily Reported to the SEC and Securities Act Violations

We previously disclosed that we were investigating the circumstances surrounding certain issuances of 8,550,000 shares to employees and consultants in July 2005, and engaged outside counsel to conduct this investigation.  We have voluntarily reported our current findings from the investigation to the SEC, and we have agreed to provide the SEC with further information arising from the investigation.  We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of the Board of Directors.  These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended.  The members of our management who effectuated the stock issuances that are being examined in the investigation no longer work for us.  We believe that we may incur significant costs and expenses in continuing this investigation. In the event that any of the exemptions from registration with respect to the issuance of the Company’s common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company’s common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE J — COMMITMENTS AND CONTINGENCIES (continued)

cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results

NOTE K - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended September 30, 2007, the Company incurred a loss of $13,304,833. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing DNA embedded biotechnology security solutions in the United Statesand there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing (see Note L) .

NOTE L – SUBSEQUENT EVENTS

From October through December 2007, the Company issued an aggregate of $2,650,000 10% Secured Convertible Promissory Notes with an automatic conversion one year from issuance at a weighted average conversion price of $0.0884. Additionally, the notes are convertible into shares of the Company’s common stock at any time, at the option of the noteholder, prior to the automatic conversion date, at the greater of (i) 50% of the average price of the Company’s common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.

In conjunction with the issuance of the 10% Secured Convertible Promissory Notes, the Company issued 5,300,000 warrants to purchase its common stock for cash or on a cashless basis at $0.50 per share exercisable over four years with certain redemption features.

Additionally, in conjunction with the private placement of the above described notes, the Company paid an aggregate of $724,809 to its exclusive placement agent of which $327,500 was towards accrued libilities.

On November 5, 2007, Jun-Jei Sheu resigned as a director of the Company.

On December 21, 2007, the Board of Directors appointed Kurt Jensen the Chief Financial Officer taking over the position from Dr. James A. Hayward.  Dr. Hayward will continue to serve as President, Chief Executive Officer and Chairman of the Board of Directors.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and its accountants as to matters which require disclosure.

Item 8A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act and Rules 13a-15(e) and 15d-15(e) promulgated thereunder.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed under the Exchange Act.

As previously disclosed in our Current Reports on Form 8-K, filed on May 18, 2006 and October 2, 2006, as a result of comments raised by the SEC, we determined that accounting errors were made inconnection with

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

Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements as of September 30, 2006 and the year then ended and the quarterly unaudited data for the first three quarters of 2006.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

The following is a list of our directors, executive officers and significant employees.

Name	Age	Title	Board of Directors
James A. Hayward	54	Chief Executive Officer, President, and Chairman of the Board	Director
Sanford R. Simon	64		Director
Yacov Shamash	57		Director
Kurt Jensen	50	Chief Financial Officer
Ming-Hwa Benjamin Liang	44	Secretary and Strategic Technology Development Officer

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

Chief Executive Officer – James A. Hayward

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006, prior to which he was acting Chief Executive Officer since October 5, 2005.  Since January 2006, Dr. Hayward has served as the part-time President of Dr. Suwelack Skinand Healthcare, a private company that manufactures biological matrices for wound care and skin care in Billerbeck, Germany.  Since June 2004, Dr. Hayward has been the Chairman of Evotope Biosciences, Inc., a drug development company based in Stony Brook, New York.  Since 2001, Dr. Hayward has been a director of Q-RNA, Inc., a biotech company based in New York, New York.  Since 2000, Dr. Hayward has been a General Partner of Double D Venture Fund, a venture capital firm based in New York, New York.  Between 1990 and July 2004, Dr. Hayward was the Chairman, President and CEO of The Collaborative Group, Ltd., a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, New York.  Dr. Hayward received his bachelor’s degree in Biology and Chemistry from the State University of New York at Oneonta in 1976, his Ph.D. in Molecular Biology from the State University of New York at Stony Brook in 1983, and an honorary Doctor of Science from Stony Brook in 2000.  Dr. Hayward has served on the boards of the Council on Biotechnology, the Long Island Association, the Stony Brook Foundation, the Research Foundation of State University of New York Board of Directors, the New York Biotechnology Association, the Long Island Life Sciences Initiative and the Ward Melville Heritage Organization.

Director – Yacov Shamash

Dr. Yacov Shamash has been a member of the board of directors since March 17, 2006.  Dr. Shamash is Vice President of Economic Development at the State University of New York at Stony Brook.  Since 1992, he has been the Dean of Engineering and Applied Sciences and the Harriman Schoolfor Management and Policy at the University, and Founder of the New York State Centerfor Excellence in Wireless Technologies at the University.  Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State Universityfrom 1985 until 1992. Dr. Shamash also serves on the Board of Directors of Keytronic Corp., Netsmart Technologies, Inc., American Medical Alert Corp., and Softheon Corp.

Director – Sanford R. Simon

Dr. Sanford R. Simon has been a member of the board of directors since March 17, 2006.  Dr. Simon has been a Professor of Biochemistry, Cell Biology and Pathology at Stony Brook since 1997.  He joined the faculty at Stony Brook as an Assistant Professor in 1969 and was promoted to Associate Professor with tenure in 1975.  Dr. Simon was a member of the Board of Directors of The Collaborative Group from 1995 to 2004. From 1967 to 1969 Dr. Simon was a Guest Investigator at Rockefeller University.  Dr. Simon received a B.A. in Zoology and Chemistry from Columbia Universityin 1963, a Ph.D. in Biochemistry from Rockefeller Universityin 1967, and studied as a postdoctoral fellow with Nobel Prize winner Max Perutz in Cambridge, England.

Chief Financial Officer – Kurt Jensen

Kurt H. Jensen, M.Sc.(Cand. Merc.) has been our Chief Financial Officer since December 21, 2007, taking over the position from Dr. Hayward.  Mr. Jensen has been our Controller since February 2006.  Prior to that date, for a period of more than 23 years, he was employed by Point of Woods Homes, Inc.  Mr. Jensen was awarded a M.Sc. in Economics and Business Administration from the Copenhagen Business School in 1983.

Secretary and Strategic Technology Development Officer – Ming-Hwa Benjamin Liang

Ming-Hwa Benjamin Liang has been our Secretary and Strategic Technology Development Officer since October 2005.  Between May 1999 and September 2005, Mr. Liang has been the director of research and development at Biowell Technology Inc.  Mr. Liang received a B.S. in Bio-Agriculture from Colorado State Universityin 1989, a M.S. in Horticulture from the Universityof Missouriat Columbiain 1991, his Ph.D. in Plant Science from the Universityof Missouriat Columbiain 1997 and his LL.M. in Intellectual Property Law from Shih Hsin University, Taiwanin 2004.

Code of Ethics

The Company has not yet adopted a Code of Ethics.  The Company's Board of Directors is in the process of reviewing whether it should adopt a Code of Ethics given the scale and character of its operations at this time.

Compliance with Section 16(A) of the Exchange Act

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities pursuant to Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid by us during the fiscal years ended September 30, 2007 and 2006 to our Chief Executive Officer and the two highest paid employees whose total compensation exceeded $100,000 during the fiscal year ended September 30, 2007.  These key employees are referred to herein as the “named executive officers.”

Name and Principal Position	Fiscal Year	Annual Salary ($)	Total ($)

James A. Hayward (1)	2007	0	0
	2006	0	0

Kurt Jensen (2)	2007	108,077	108,077
	2006	59,295	59,295

Ben Liang	2007	103,027	103,027
	2006	85,756	85,756

(1)	James A. Hayward was appointed as Chief Executive Officer on October 5, 2005.
(2)	Kurt Jensen was appointed Chief Financial Officer on December 21, 2007.

Compensation Discussion and Analysis

Background and Compensation Philosophy

We currently have three named executive officers, Dr. James A. Hayward, a director, our Chief Executive Officer, President and Chairman of the Board of Directors, Kurt Jensen, who was our Controller during fiscal 2007 and was appointed our Chief Financial Officer on December 21, 2007, and Ben Liang, our Secretary and Chief Technology Officer.  Dr. Hayward has elected not to receive compensation until there is an improvement in the Company's financial and operating performance and prospects.

Our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  No pre-established, objective performance goals or metrics have been used by the Board of Directors in determining the compensation of our executive officers.  Dr. Hayward is involved in the Board's deliberations regarding executive compensation and provides recommendations with respect to his and the compensation of Mr. Jensen and Dr. Liang based on, among other things, the Company’sfinancial and operating performance and prospects and the contributions made by Mr. Jensen and Dr. Liang to the success of the Company.

Employment Agreements

We have no employment agreements with our named executive officers.

Bonuses and Deferred Compensation

In fiscal 2007, we had no established bonus, deferred compensation or retirement plan, although we may adopt such compensation arrangements in the future.  No bonuses were paid to our named executive officers related to fiscal 2007.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Equity Compensation Plan Information

2002 Professional/Employee/Consultant Compensation Plan.  In November of 2002, we created a special compensation plan to pay the founders, consultants and professionals that had been contributing valuable services to us during the previous nine months.  This plan, under which 2,000,000 shares of our common stock were reserved for issuance, is called the Professional/Employee/Consultant Compensation Plan (the “Compensation Plan”).  Share and option issuances from the Compensation Plan were to be staggered over the following six to eight months, and consultants that were to continue providing services thereafter either became employees or received renewed contracts from us in July of 2003, which contracts contained a more traditional cash compensation component.  Each qualified and eligible recipient of shares and/or options under the Compensation Plan received securities in lieu of cash payment for services. Each recipient agreed, in his or her respective consulting contract with us, to sell a limited number of shares monthly.  In December of 2004, we adjusted the exercise price of options under the Compensation Plan to $0.60 per share. As of September 30, 2007, a total of 1,440,000 shares have been issued from, and options to purchase 560,000 shares have been issued under the Compensation Plan, and options to purchase 264,000 shares have been exercised as of that date.

2005 Incentive Stock Plan.  On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding common stock of the Company approved the Company’s 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder.  On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding common stock of the Company approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000shares of common stock.  The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of shares of our common stock. As of September 30, 2007, a total of 8,550,000 shares have been issued and options to purchase 5,660,000 shares have been granted under the 2005 Incentive Stock Plan.

The Board of Directors, in their discretion, may award stock and stock options to executive officers and key employees as part of their compensation for employment or for retention purposes.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Professional/Consultant/ Employee Stock and Stock Option Compensation Plan approved in November 2002	296,000	$0.60	0

2005 Incentive Stock Plan approved on January 26, 2005	5,660,000	$0.47	5,790,000

Total	5,956,000	$0.59	5,790,000

2007 Director Compensation

Our directors received no compensation for their services as such in 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of September 30, 2007, (i) by each person who is known to us to beneficially own more than 5% of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors, and (iii) by all officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF CLASS (2)

Jun-Jei Sheu 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	3,113,695	(3)	1.6%

James A. Hayward 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	7,759,400	(4)	4.1%

Yacov Shamash 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	250,000	(5)	*

Kurt Jensen 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	580,000	(6)	*

Ben Liang 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	478,650	(7)	*

Sanford R. Simon 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	250,000	(5)	*

All directors and officers as a group (6persons)	Common Stock	12,431,745	(8)	6.5%

* indicates less than one percent

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

(2)	Based upon 190,761,603 shares issued and outstanding on January 10, 2008.

(3)	Includes 315,859 shares owned by his wife and 254,354 shares owned by his minor children. Also includes 1,500,000 shares owned by Biowell, of which company Dr. Sheu is deemed a beneficial owner.

(4)	Includes 7,500,000 shares underlying currently exercisable warrants.

(5)	Includes 250,000 shares underlying a currently exercisable warrant.

(6)	Includes 40,000 shares held by a spouse and 500,000 immediately exercisable options.

(7)	Includes 325,392 shares held by spouse.

(8)	Includes 8,000,000 shares underlying currently exercisable options and warrants.

Item 12. Certain Relationships and Related Transactions.
During the yearended September 30, 2007, we issued sold an aggregate principal amount of $850,000 in secured convertible promissory notes bearing interest at 10% per annum and warrants to purchase an aggregate of 1,700,000 shares of our common stock to James A. Hayward, our President, a director, the Chairman of the Board of Director and our Chief Executive Officer.

On April 23, 2007, we issued and sold to James A. Hayward a $100,000 principal amount secured promissory note (“April Note”) bearing interest at a rate of 10% per annum and a warrant (“April Warrant”) to purchase 200,000 shares of our common stock.  On June 30, 2007, we issued and sold to James A. Hayward a $250,000 principal amount secured promissory note (“June Note”) bearing interest at a rate of 10% per annum and a warrant (“June Warrant”) to purchase 500,000 shares of our common stock. On July 30, 2007, we issued and sold to James A. Hayward a $200,000 principal amount secured promissory note (“July Note”) bearing interest at a rate of 10% per annum and a warrant (“July Warrant”) to purchase 400,000 shares of our common stock. On September 28, 2007, we issued and sold to James A. Hayward a $300,000 principal amount secured promissory note (“SeptemberNote”) bearing interest at a rate of 10% per annum and a warrant (“SeptemberWarrant”) to purchase 600,000shares of our common stock.

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

The July Note and accrued but unpaid interest thereon isconvertible into shares of our common stock at a price of $0.50 per share by the holder at any time from July 30, 2007, through July 29, 2008, and shall automatically convert on July 30, 2008 at a conversion price of $0.102568072 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At any time prior to conversion, we have the right to prepay the July Note and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). The July Warrant is exercisable for a four-year period commencing on July 30, 2008, and expiring on July 29, 2012, at a price of $0.50 per share. The July Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) July 29, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

The SeptemberNote and accrued but unpaid interest thereon isconvertible into shares of our common stock at a price of $0.50 per share by the holder at any time from September 28, 2007, through September 27, 2008, and shall automatically convert on September 28, 2008 at a conversion price of $0.066429851 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At any time prior to conversion, we have the right to prepay the SeptemberNote and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). The SeptemberWarrant is exercisable for a four-year period commencing on September 28, 2008, and expiring on September 27, 2012, at a price of $0.50 per share. The SeptemberWarrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) September 27, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

Until the principal and interest under the April, June, July and September Notes is paid in full, or converted into our common stock, the April, June and July Notes will be secured by a security interest in all of our assets.  This security interest is pari passu with the security interest granted to the holders of secured convertible promissory notes issued in our private placement offerings.

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

10.9
Amendment to the License Agreement, dated as of November 2, 2004, by and between Applied DNA Sciences, Inc. and Biowell Technology Inc., filed as an exhibit to the registration statement on Form SB-2/A filed with the Commission on June 16, 2005 and incorporated herein by reference.

10.10
Joint Product Development and Marketing Agreement, dated as of November 10, 2004, by and between Applied DNA Sciences, Inc. and Hologrammas S.A. de C.V., filed as an exhibit to the registration statement on Form SB-2/A filed with the Commission on October 28, 2005 and incorporated herein by reference.

10.11
Cooperative Research and Development Agreement, dated as of September 2, 2004, by and between Applied DNA Sciences, Inc. and Bechtel BWXT Idaho, LLC, filed as an exhibit to the registration statement on Form SB-2/A filed with the Commission on October 28, 2005 and incorporated herein by reference.

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

10.15
Amendment to the License Agreement, dated as of October 10, 2005, by and between Applied DNA Sciences, Inc. and Biowell Technology, Inc., filed as an exhibit to the registration statement on Form SB-2A filed with the Commission on October 28, 2005 and incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		September 30, 2007	September 30, 2006

(i)	Audit Fees	$66,921	$221,362
(ii)	Audit Related Fees		$34,500
(iii)	Tax Fees		-
(iv)	All Other Fees		-
	Total Fees	$66,921	$255,862

Audit Fees

Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees."  These services consist of responding to SEC comments and the review of and consent to registration statements.

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees

Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

The Board of Directorshas considered whether the provision of non-audit services is compatible with maintaining the principal accountant'sindependence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated Audit Committee, and accordingly, the policy of our Board of Directors is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  Our Board of Directors may also pre-approve particular services on a case-by-case basis.

Signatures.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DNA SCIENCES, INC.

Date: January 15, 2008	/s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors and Director	January 15, 2008
James A. Hayward
January 15, 2008
/s/ KURT JENSEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kurt Jensen

/s/ YACOV SHAMASH	Director	January 15, 2008
Yacov Shamash

/s/ SANFORD R. SIMON	Director	January 15, 2008
Sanford R. Simon