Form 10-Q
period 2007-12-31
APPLIED DNA SCIENCES INC
filed 2008-02-15
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period From              To

Commission file number 002-90519

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

Yes ☐        No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on February 11, 2008, was 190,761,603 shares.

Transitional Small Business Disclosure Format (Check one)

Yes ☐        No ☒

APPLIED DNA SCIENCES, INC
QUARTERLY REPORT ON FORM 10-QSB FOR THE
QUARTERLY PERIOD ENDING DECEMBER 31, 2007

Table of Contents

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	2
Condensed Consolidation Balance Sheets as of December 31, 2007 and September 30, 2007	2
Condensed Consolidation Statements of Losses for the Three Months Ended December 31, 2007 and 2006	3
Condensed Consolidation Statements of Cash Flows for the Three Months Ended December 31, 2007 and 2006	4
Notes To Unaudited Condensed Consolidated Financial Statements	5
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	22
ITEM 3. CONTROLS AND PROCEDURES	38

PART II

-i-

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
	December 31,	September 30,
	2007	2007
ASSETS
Current assets:
Cash	$ 845,652	$ 25,185
Accounts Receivable	14,007	-
Prepaid expenses	63,125	101,000
Restricted cash	299,920	399,920
Total current assets	1,222,704	526,105

Property, plant and equipment-net of accumulated depreciation of $97,967 and $82,825, respectively	95,886	105,537

Other assets:
Deposits	8,322	13,822
Capitalized finance costs-net of accumulated amortization of $68,589	366,411	29,503

Intangible assets:
Patients, net of accumulated amortization of $27,158 and $25,445, respectively (Note B)	7,099	8,812
Intellectual property, net of accumulated amortization and write off of $7,793,839 and $7,702,891, respectively (Note B)	1,637,061	1,728,009

Total Assets	$ 3,337,483	$ 2,411,788

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 12,360,093	$ 13,215,975
Convertible notes payable, net of unamortized discount (Note D)	2,237,042	740,405
Other current liabilities	299,920	399,920
Total current liabilities	14,897,055	14,356,300

Commitments and contingencies (Note J)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; 60,000 issued and outstanding	6	6
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 190,761,603 and 180,281,661 issued and outstanding as of December 31, 2007 and September 30, 2007, respectively	190,761	180,281
Additional paid in capital	130,955,788	128,448,584
Accumulated deficit	(142,706,127)	(140,573,383)
Total deficiency in stockholders' equity	(11,559,572)	(11,944,512)

Total liabilities and Deficiency in Stockholders' Equity	$ 3,337,483	$ 2,411,788

See the accompanying notes to the condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	Three Months Ended December 31,
	2007	2006

Sales	$ 123,167	$ -
Cost of sales	(27,890)	-
Gross Profit	95,277	-

Operating expenses:
Selling, general and administrative	1,698,269	2,054,455
Research and development	36,326	29,306
Depreciation and amortization	107,804	107,879

Total operating expenses	1,842,399	2,191,640

NET LOSS FROM OPERATIONS	(1,747,122)	(2,191,640)

Net gain in revaluation of debt derivative and warrant liabilities	-	2,098,471
Other income	-	977
Interest expense	(385,622)	(579,030)

Net loss before provision for income taxes	(2,132,744)	(671,222)

Income taxes (benefit)	-	-

NET LOSS	$ (2,132,744)	$ (671,222)

Net (loss) per share-basic and fully diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding-
Basic and fully diluted	182,131,200	121,021,515

See the accompanying notes to the condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (2,132,744)	$ (671,222)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	107,804	107,879
Income attributable to repricing of warrants and debt derivatives	-	(2,098,471)
Amortization of capitalized financing costs	60,592	388,775
Amortization of debt discount attributable to convertible debentures	324,047	455,400
Common stock issued in exchange for services rendered	1,040,000	-
Change in assets and liabilities:
Increase in accounts receivable	(14,007)	(977)
Decrease in prepaid expenses and deposits	37,875	40,000
Decrease in other assets	5,500	-
Increase (decrease) in accounts payable and accrued liabilities	(855,607)	1,217,460
Net cash used in operating activities	(1,426,541)	(561,156)

Cash flows from investing activities:
Decrease in restricted cash held in escrow	100,000	-
Acquisition of property and equipment, net	(5,492)	(11,039)
Net cash provided by (used in) investing activities	94,508	(11,039)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,152,500	-
Net cash provided by financing activities	2,152,500	-

Net increase in cash and cash equivalents	820,467	(572,195)
Cash and cash equivalents at beginning of period	25,185	1,225,304
Cash and cash equivalents at end of period	$ 845,652	$ 653,109

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	-	-
Cash paid during period for taxes	-	-

Non-cash transactions:
Common stock issued for services	1,040,000	-
Common stock issued in exchange for previously incurred debt	50,275	410,429

See the accompanying notes to the condensed consolidated financial statements

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada.  During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2007, the Company has accumulated losses of $142,706,127.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2007 the Company did not have any deferred revenue.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At December 31, 2007 property and equipment consist of:

Computer equipment	$27,404
Lab equipment	60,464
Furniture	105,985
193,853
Accumulated Depreciation	(97,967)
Net	$95,886

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Fully diluted shares outstanding were 245,277,349 and 231,412,185 for the three months ended December 31, 2007 and 2006, respectively.

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

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the three months ended December 31, 2007, the Company did not grant employee stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2007, allowance for doubtful receivable was $0.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $36,326 and $29,306 for the three months ended December 31, 2007 and 2006, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $2,246 and $10,786 as advertising costs for the three months ended December 31, 2007 and 2006, respectively.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

Restricted cash / other current liabilities

Restricted cash is comprised of funds deposited into an escrow account pending consummation of the placement of convertible debt as of December 31, 2007 (see Note L) . The related obligation is recorded as other current liabilities until consummation.

Derivative Financial Instruments

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the “Serial Notes") issued in 2006. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company was required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 111 to 112%; and risk free interest rate of 4.96 to 5.15% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives were classified as long-term liabilities.

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

In September 2007, the Company exchanged common stock for the remaining Secured Convertible Promissory Notes that contained embedded derivatives such as certain conversion features, variable interest features, call options and default provisions as described above. As a result, the Company reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the related debt.  Additionally, the Company has an accumulative accrual of $11,750,941 in liquidating damages in relationship to the previously outstanding convertible promissory notes and related warrants.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

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

The identifiable intangible assets acquired and their carrying value at December 31, 2007 is:

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE B — ACQUISITION OF INTANGIBLE ASSETS (continued)

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years)	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,165,986)
Impairment (See below)	(5,655,011)
Net:	$1,644,160
Residual value:	$0

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

Total amortization expense charged to operations for the three months ended December 31, 2007 and 2006 were $92,661 and $92,661 respectively.

Estimated amortization expense as of December 31, 2007 is as follows:

2008	$277,982
2009	365,842
2010	363,792
2011	363,792
2012 and thereafter	272,752
Total	$1,644,160

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 are as follows:

Accounts payable	$234,766
Accrued consulting fees	102,500
Accrued interest payable	80,904
Accrued penalties relating to registration rights liquidating damages	11,750,941
Other accrued expenses	190,982
Total	$12,360,093

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE C — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (continued)

Restricted cash/other current liabilities

As described in Note L below, the Company issued 10% Secured Promissory Notes subsequent to December 31, 2007.  At December 31, 2007, the Company received $299,920 held in escrow relating to the placement of convertible notes pending acceptance and completion of the placement of the Notes (See Note L).

Registration Rights Liquidated Damages

In October 2003 and from December 2004 through February 2005, the Company issued Convertible Promissory Notes and attached to the Notes were warrants to purchase the Company’s common stock.

The Company agreed to file a registration statement for the common stock underlying the Notes and related warrants as to permit public resale thereof.  The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. The liquidated damages are equal to 3.5% per month, with no limitations.

As of December 31, 2007, the Company has not had a registration statement declared effective relating to the common stock underlying the Notes and related warrants and in accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness .  The Company has accrued $11,750,941 as of December 31, 2007 to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of September 30, 2007 are as follows:

10% Secured Convertible Notes Payable, related party, dated April 23, 2007, net of unamortized debt discount of $16,771 (see below)	$83,229
10% Secured Convertible Notes Payable dated June 27, 2007 (See below)	100,000
10% Secured Convertible Notes Payable dated June 27, 2007 (See below)	50,000
10% Secured Convertible Notes Payable, related party, dated June 30, 2007, net of unamortized debt discount of $50,757 (see below)	199,243
10% Secured Convertible Notes Payable, related party, dated July 30, 2007, net of unamortized debt discount of $28,989 (see below)	171,011
10% Secured Convertible Notes Payable, dated August 8, 2007, net of unamortized debt discount of $19,651 (see below)	80,349
10% Secured Convertible Notes Payable, related party, dated September 28, 2007, net of unamortized debt discount of $136,750 (see below)	163,250
10% Secured Convertible Notes Payable, dated October 4, 2007, net of unamortized debt discount of $223,230 (see below)	326,770
10% Secured Convertible Notes Payable, dated October 30, 2007, net of unamortized debt discount of $304,360 (see below)	295,640
10% Secured Convertible Notes Payable, dated November 29, 2007, net of unamortized debt discount of $487,055 (see below)	512,945

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Notes Payable dated December 20, 2007, net of unamortized debt discount of $195,395 (see below)	254,605
2,237,042
Less: current portion	(2,237,042)
$-

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

In connection with the issuance of the note, the Company issued non-detachable warrants granting the holder the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $40,840 to additional paid in capital and a discount against the convertible note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.55%, a dividend yield of 0%, and volatility of 207.45%. The debt discount attributed to the value of the warrants issued is amortized over the convertible note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($13,333) and warrants ($40,840) to debt discount, aggregating $54,173, which will be amortized to interest expense over the term of the Notes. Amortization of $13,655 was recorded for the three months ended December 31, 2007.

10% Secured Convertible Promissory Notes dated June 27, 2007

On June 27, 2007, the Company issued $150,000 principal amount convertible promissory notes due June 27, 2007 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.15 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

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

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

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

In connection with the issuance of the note, the Company issued non-detachable warrants granting the holder the right to acquire 500,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $38,900 to additional paid in capital and a discount against the convertible note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.92%, a dividend yield of 0%, and volatility of 123.8%. The debt discount attributed to the value of the warrants issued is amortized over the convertible note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($63,454) and warrants ($38,900) to debt discount, aggregating $102,354, which will be amortized to interest expense over the term of the Notes. Amortization of $25,799 was recorded for the three months ended December 31, 2007.

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

In connection with the issuance of the note, the Company issued non-detachable warrants granting the holders the right to acquire 400,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $15,920 to additional paid in capital and a discount against the convertible note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.64%, a dividend yield of 0%, and

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

volatility of 72.84%. The debt discount attributed to the value of the warrants issued is amortized over the convertible note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($33,991) and warrants ($15,920) to debt discount, aggregating $49,911, which will be amortized to interest expense over the term of the Notes. Amortization of $12,580 was recorded for the three months ended December 31, 2007.

10% Secured Convertible Promissory Note dated August 8, 2007

On August 8, 2007, the Company issued a $100,000 convertible promissory note due August 8, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.09627 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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

In connection with the issuance of the note, the Company issued non-detachable warrants granting the holder the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $7,960 to additional paid in capital and a discount against the convertible note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.69%, a dividend yield of 0%, and volatility of 92.71%. The debt discount attributed to the value of the warrants issued is amortized over the convertible note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,643) and warrants ($7,960) to debt discount, aggregating $32,603, which will be amortized to interest expense over the term of the Notes. Amortization of $8,218 was recorded for the three months ended December 31, 2007.

10% Secured Convertible Promissory Note dated September 28, 2007

On September 8, 2007, the Company issued a $300,000 related party convertible promissory note due September 8, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.06643 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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

In connection with the issuance of the note, the Company issued non-detachable warrants granting the holder the right to acquire 600,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $32,580 to additional paid in capital and a discount against the convertible note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.23%, a dividend yield of 0%, and volatility of 102.39%. The debt discount attributed to the value of the warrants issued is amortized over the convertible note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($151,604) and warrants ($32,580) to debt discount, aggregating $184,184, which will be amortized to interest expense over the term of the Notes. Amortization of $46,425 was recorded for the three months ended December 31, 2007.

10% Secured Convertible Promissory Notes dated October 4, 2007

On October 4, 2007, the Company issued $550,000 principal amount convertible promissory notes due October 4, 2008 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at a weighted average of $0.070229 per share.  At maturity, the notes, including any accrued and unpaid interest, are convertible at a weighted average of $0.070229 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the convertible notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $234,308 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible notes. The debt discount attributed to the beneficial conversion feature is amortized over the convertible notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,100,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $59,840 to additional paid in capital and a discount against the convertible notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.22%, a dividend yield of 0%, and volatility of 103.81%. The debt discount attributed to the value of the warrants issued is amortized over the convertible notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($234,308) and warrants ($59,840) to debt discount, aggregating $294,148, which will be amortized to interest expense over the term of the Notes. Amortization of $70,918 was recorded for the three months ended December 31, 2007.

10% Secured Convertible Promissory Notes dated October 30, 2007

On October 30, 2007, the Company issued $650,000 principal amount convertible promissory notes due October 30, 2008 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at a weighted average of $0.104750019 per share.  At maturity, the notes, including any accrued and unpaid interest, are convertible at a weighted average of $0.10590112 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the convertible notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $271,838 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible notes. The debt discount attributed to the beneficial conversion feature is amortized over the convertible notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,300,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $126,100 to additional paid in capital and a discount against the convertible notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.85%, a dividend yield of 0%, and volatility of 108.66%. The debt discount attributed to the value of the warrants issued is amortized over the convertible notes’ maturity period (one year) as interest expense.

On November 19, 2007, a noteholder elected to convert $50,000 10% Convertible Promissory Note and accrued interest of $274 to 479,942 shares of the Company’s common stock.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($271,838) and warrants ($126,100) to debt discount, aggregating $397,938, which will be amortized to interest expense over the term of the Notes. Amortization of $93,578 was recorded for the three months ended December 31, 2007 inclusive of the write off of the unamortized debt discount relating to the converted note described above.

10% Secured Convertible Promissory Notes dated November 29, 2007

On November 29, 2007, the Company issued $1,000,000 principal amount convertible promissory notes due November 29, 2008 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.094431519 per share.  At maturity, the notes, including any accrued and unpaid interest, are convertible at a weighted average of $0.094431519 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the convertible notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $376,659 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible notes. The debt discount attributed to the beneficial conversion feature is amortized over the convertible notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes the Company issued non-detachable warrants granting the holders the right to acquire 2,000,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $157,200 to additional paid in capital and a discount against the convertible notes.  The Company

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.42%, a dividend yield of 0%, and volatility of 106.15%. The debt discount attributed to the value of the warrants issued is amortized over the convertible notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($376,659) and warrants ($157,200) to debt discount, aggregating $533,859, which will be amortized to interest expense over the term of the Notes. Amortization of $46,804 was recorded for the three months ended December 31, 2007.

10% Secured Convertible Promissory Note dated December 20, 2007

On December 20, 2007, the Company issued $450,000 principal amount convertible promissory notes due December 20, 2008 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.074766323 per share.  At maturity, the notes, including any accrued and unpaid interest, are convertible at a weighted average of $0.074766323 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the convertible notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $151,875 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible notes. The debt discount attributed to the beneficial conversion feature is amortized over the convertible notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 900,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $49,590 to additional paid in capital and a discount against the convertible notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.45%, a dividend yield of 0%, and volatility of 104.51%. The debt discount attributed to the value of the warrants issued is amortized over the convertible notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($151,875) and warrants ($49,590) to debt discount, aggregating $201,465, which will be amortized to interest expense over the term of the Notes. Amortization of $6,072 was recorded for the three months ended December 31, 2007.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were no advances due at December 31, 2007

During the years ended September 30, 2007 and 2006, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, has advanced funds to the Company in the form of convertible promissory notes for working capital purposes (see Note D).

During the three months ended December 31, 2007, the Company had sales of $18,063 (or 14.7% of total sales) to an entity whereby the Company’s Chief Executive Officer is the President.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

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

Preferred and Common Stock Transactions During the Three Months Ended December 31, 2007:

In November 2007, the Company issued 1,000,000 shares of common stock in exchange for consulting services. The Company valued the shares at $0.14 per share for a total of $140,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In November 2007, the Company issued 479,942 shares of common stock in exchange for secured convertible promissory notes of $50,000 and related accrued interest.

In December 2007, the Company issued 9,000,000 shares of common stock in exchange for consulting services. The Company valued the shares at $0.10 per share for a total of $900,000, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.09	18,900,000	3.67	$0.09	18,900,000	$0.09
$0.10	105,464	1.54	$0.10	105,464	$0.10
$0.20	5,000	.88	$0.20	5,000	$0.20
$0.50	23,950,000	3.66	$0.50	18,650,000	$0.50
$0.55	9,000,000	0.46	$0.55	9,000,000	$0.55
$0.60	8,847,000	1.42	$0.60	8,847,000	$0.60
$0.70	200,000	1.03	$0.70	200,000	$0.70
$0.75	14,797,000	2.10	$0.75	14,797,000	$0.75
	75,804,464			70,504,464

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of	Price Per
	Shares	Share
Balance, September 30, 2006	72,369,464	.48
Granted	11,200,000	0.18
Exercised	-	-
Canceled or expired	(1,135,000)	(0.70)
Outstanding at September 30, 2007	82,434,464	0.43
Granted	5,300,000	0.50
Exercised	-	-
Canceled or expired	(11,930,000)	(0.26)
Balance, December 31, 2007	75,804,464	$0.46

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	3.75	$0.68	3,660,000	$0.68
0.09	2,000,000	3.91	0.09	2,000,000	0.09
	5,660,000			5,660,000	0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2006	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2007	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	5,660,000	$0.47

The Company did not grant any employee options during the three months ended December 31, 2007.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by significant former shareholder, expiring in October 2008. In November 2005, the Company vacated the Los Angeles facility to relocate to the current Stony Brook, New York address. Total lease rental expense for the three months ended December 31, 2007 was $18,083.

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

Registration of Company’s Shares of Common Stock

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages.  In connection with the $ 1,465,000 and $ 7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively, the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005. Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. As of December 31, 2007, the Company has not had a registration statement declared effective relating to the common stock underlying the Notes and related warrants and in accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness .  The Company has charged to operations penalties of $7,725,585 for the year ended September 30, 2007 and has accrued $11,750,941 as of December 31, 2007 to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved (see Note C).

Matters Voluntarily Reported to the SEC and Securities Act Violations

We previously disclosed that we were investigating the circumstances surrounding certain issuances of 8,550,000 shares to employees and consultants in July 2005, and engaged outside counsel to conduct this investigation.  We have voluntarily reported our current findings from the investigation to the SEC, and we have agreed to provide the SEC with further information arising from the investigation.  We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of the Board of Directors.  These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended.  The members of our management who effectuated the stock issuances that are being examined in the investigation no longer work for us.   In the event that any of the exemptions from registration with respect to the issuance of

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
December 31, 2007
(unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES(continued)

the Company’s common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company’s common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. Since our voluntary report of the findings of our internal investigation to the SEC on April 26, 2006, we have received no communication from the SEC or any third party with respect to this matter. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results

NOTE I - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three months ended December 31, 2007, the Company incurred a loss of $2,132,744. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing and marketing DNA embedded biotechnology security solutions in the United States and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing (see Note J).

NOTE J – SUBSEQUENT EVENTS

In January 2008, the Company issued an aggregate of $450,000 10% Secured Convertible Promissory Notes with an automatic conversion one year from issuance at a weighted average conversion price of $0.073512803. Additionally, the notes are convertible into shares of the Company’s common stock at any time, at the option of the noteholder, prior to the automatic conversion date, at the greater of (i) 50% of the average price of the Company’s common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.

In conjunction with the issuance of the 10% Secured Convertible Promissory Notes, the Company issued 900,000 warrants to purchase its common stock for cash or on a cashless basis at $0.50 per share exercisable over four years with certain redemption features.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

We are currently being funded by proceeds from a private placement offerings, which have raised an aggregate of $3,350,000 from June 2007 through the end of January 2008. We are currently seeking additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

Product Research and Development

We anticipate spending approximately $150,000 for product research and development activities during the next twelve (12) months.

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

The accounting policies identified as critical are as follows:

•	Equity issued with registration rights ;
•	Revenue recognition;
•	Allowance for doubtful accounts;
•	Warrant liability; and
•	Fair value of intangible assets.

Equity Issued with Registration Rights

In connection with the placement of our convertible notes and warrants to certain investors during the fiscal quarters ended December 31, 2003, December 31, 2004, March 31, 2005, March 31, 2006 and June 30, 2006, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although these notes and warrants do not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, the common stock underlying the notes and warrants subject to such liquidated damages does not meet the tests required for shareholders’ equity classification in the past, and accordingly has been reflected between liabilities and equity in our previous consolidated balance sheet.

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

The identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years)	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,165,986)
Impairment	(5,655,011)
Net:	$1,644,160
Residual value:	$ 0

Total amortization expense charged to operations for the three months ended December 31, 2007 was $92,661. Amortization expense changed to operations for the three months ended December 31, 2006 was $92,661.

Estimated amortization expense as of December 31, 2007 is as follows:

2008	$277,982
2009	$365,842
2010	$363,792
2011	$363,792
2012 and thereafter	$272,752
Total	$1,644,160

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

Comparison of Results of Operations for the Three Months Ended December 31, 2007 and 2006

Revenues

During the year ended September 30, 2007, we transitioned from a development stage enterprise to an operating company. For the three months ended December 31, 2007, we generated $123,167 in revenues from operations and our cost of sales for the three months ended December 31, 2007 was $27,890, netting us a gross profit of $95,277. For the three months ended December 31, 2006, we had no revenues or cost of sales.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $2,054,455 for the three months ended December 31, 2006 to $1,698,269 for the three months ended December 31, 2007. The decrease of $356,186, or 17.3%, is primarily attributable to a decrease in cost incurred in connection with professional services.

Research and Development

Research and development expenses increased from $29,306 for the three months ended December 31, 2006 to $36,326 for the same period in 2007. The increase of $7,020 is attributed to more research and development activity related to the recent development and feasibility study agreements than during the prior period.

Depreciation and Amortization

In the three months ended December 31, 2007, depreciation and amortization decreased by $75 from $107,879 to $107,804 for the period compared to the same period in 2006. The decrease is attributable to the reduced depreciation of our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $1,842,399 from $2,191,640, or a decrease of $349,241 primarily attributable to a decrease in costs incurred in connection with professional services.

Other Income/Loss

Gain on reevaluation of debt derivative and warrant liability decreased by $2,098,471 from a gain of $2,098,471 million for the three months ended December 31, 2006 to $0 for the three months ended December 31, 2007. In September 2007, we exchanged common stock for the remaining Secured Convertible Promissory Notes that contained embedded derivatives. As a result, we reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the related debt.

Interest Expenses

Interest expense for the three months ended December 31, 2007 decreased by $193,408 to $385,622 from $579,030 in the same period of 2006. The decrease in interest expense was due to the conversion into common stock in 2007 of the convertible notes issued in connection with financings affected in 2006.

Net Income (loss)

Net loss for the three months ended December 31, 2007 increased to $2,132,744 from a net loss of $671,222 in the prior period primarily attributable to the gain on reevaluation of debt derivative and warrant liability reported in 2006 compared to $0 in 2007.

Biowell Agreement

In the first half of 2005, Biowell Technology, Inc. (“Biowell”) transferred substantially all of its intellectual property to Rixflex Holdings Limited, a British Virgin Islands company, and on July 12, 2005, Rixflex Holdings Limited merged with and into our wholly-owned subsidiary APDN (B.V.I.) Inc., a British Virgin Islands company. The shareholders of Rixflex Holdings Limited received 36 million shares of our common stock in consideration of this merger. In connection with the acquisition of this Biowell intellectual property, we terminated our existing license agreement and, on July 12, 2005, we entered into a license agreement with Biowell, under which we granted Biowell an exclusive license to sell, market, and sub-license certain of our products in Australia, certain countries in Asia and certain Middle Eastern countries. By letter dated November 1, 2007, we terminated Biowell’s rights as licensee with respect to Australia, China and certain other countries in Asia because of Biowell’s failure to pay us certain fees, payments or consideration in connection with the grant of the license. In addition, we terminated the exclusivity of the license with respect to certain Middle Eastern and other Asian countries because of Biowell’s failure to meet certain minimum annual net sales in each of the various countries covered by the license.

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

As of December 31, 2007, we had a working capital deficit of approximately $13.674 million. For the three period ended December 31, 2007, we generated a net cash flow deficit from operating activities of $1.427 million consisting primarily of year to date losses of $2.133 million. Non-cash adjustments included $492,443 in depreciation and amortization charges and common stock issued for services provided of $1,040,000. Additionally, we had a net decrease in current assets of $29,368 and a net decrease in current liabilities of $855,607. Cash used in investing activities totaled $94,508, which was utilized for acquisition of property and equipment of $5,492 and reduction in cash held in escrow of $100,000. We met our cash flow needs by issuance of convertible notes of $2,152,500, net, for the three months ended December 31, 2007.

We expect capital expenditures to be less than $200,000 in fiscal 2008. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

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

In fiscal 2007, we issued sold an aggregate principal amount of $850,000 in secured convertible promissory notes bearing interest at 10% per annum and warrants to purchase an aggregate of 1,700,000 shares of our common stock to Dr. James A. Hayward, a director, the Chairman of the Board of Directors, our President and Chief Executive Officer, as follows:

•

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

•

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

•

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

•

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

From the beginning of October through December 31 2007, we issued and sold to investors an aggregate of $2,650,000 10% Secured Convertible Promissory Notes with an automatic conversion one year from issuance at a conversion price which is equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. The notes are convertible into shares of the Company’s common stock at any time, at the option of the noteholder, prior to automatic conversion date, at the greater of (i) 50% of the average price of the Company’s common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In conjunction with the issuance and sale of the 10% Secured Convertible Promissory Notes, we issued warrants to purchase 5,300,000 shares of our common stock for cash or on cashless basis at $0.50 per share exercisable over four years with certain redemption features.

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

We currently require additional financing in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for approximately seven months. We presently do not have any available credit, bank financing or other readily available external sources of liquidity. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, a downturn in the U.S. or global stock and debt markets and other reasons could make it more difficult to obtain financing through the issuance of equity securities or borrowing. Further, if we issue additional equity or convertible debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

Inflation

The effect of inflation on our revenue and operating results was not significant.

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

We Have a History Of Losses Which May Continue, and Which May Harm Our Ability to Obtain Financing and Continue Our Operations.

We incurred net losses of $13.3 million for the year ended September 30, 2007 and $2.4 million for the year ended September 30, 2006. For the three months ended December 31, 2007, we incurred a net loss from operations of $2,132,744. These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and our interest expense on notes and warrants we issued to obtain financing. Our operations are subject to the risks and competition inherent in a company that moved from the development stage to a new growth enterprise. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements. We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons. Nonetheless, as of December 31, 2007 we have accrued approximately $11.75 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

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

Litigation Generally Could Affect Our Financial Condition and Results of Operations.

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers. We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future. In the event that a claim is successfully brought against us, considering our lack of revenue and the losses our business has incurred for the period from our inception to December 31, 2007, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

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

As of February 11, 2008, we had 190,761,603 shares of common stock issued and outstanding and outstanding options and warrants to purchase 81,464,464 shares of common stock. All of the shares issuable upon exercise of our options and warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

Item 3. Controls and Procedures

a)         Evaluation of Disclosure Controls and Procedures: As of December 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act and Rules 13a-15(e) and 15d-15(e) promulgated thereunder. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed under the Exchange Act.

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

b)         Changes in internal control over financial reporting: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Applied DNA Sciences, Inc. v. Paul Reep et al. (Los Angeles County Superior Court Case No. BC 367661):

We filed this action against the defendants, Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona, Peter Brocklesby, Cheri Lu Brocklesby and Angela Wiggins on or about March 9, 2007. In this matter, we have asked the court to make a judicial determination that the defendants were unjustly enriched and breached fiduciary duties owed to the company. Specifically, we maintain that Reep and others knowingly accepted 1 million shares of unrestricted company stock even though they knew the Board of Directors had not approved the issuance and Peter Brocklesby could not authorize such an issuance without board approval. We have resolved its claims against all of the defendants except Reep and the Brocklesbys. After the resolution of the claims involving the other defendants, we agreed with Reep that this case should be consolidated with Paul Reep v. Applied DNA Sciences, Inc. et al, Los Angeles Superior Court Case No. BC345702. The trial in the consolidated matter is currently set for April 2008. We intend to vigorously prosecute our claims against Reep.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

In the fiscal quarter ended December 31, 2007, we sold twenty-six and a half units at a price of $100,000 per unit for sale to “accredited investors,” as defined in regulations promulgated under the Securities Act, for aggregate gross proceeds of $2,650,000. Each unit consists of (i) a $100,000 Principal Amount 10% Secured Convertible Promissory Note and (ii) a warrant to purchase 200,000 shares of our common stock.

The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice. The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.

The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share. Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

In conjunction with the private placement of the units, we paid an aggregate of $724,809 to the placement agent (of which amount $327,500 was towards accrued liabilities).

We claim an exemption from the registration requirements of the Securities Act for the private placement of the units pursuant to Section 4(2) of the Securities Act because each of the units was made in a sale by the issuer not involving a public offering.

For additional information concerning our sales of unregistered securities during the period covered by this report, please refer to Note D to our Consolidated Financial Statements in Part I, Item 1 of this report, which is incorporated herein by reference.

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

3.5

Articles of Amendment of Articles of Incorporation of Applied DNA Sciences, Inc. increasing the number of authorized shares of the company's common stock, filed on May 17, 2007 with the Nevada Secretary of State, filed herewith.

3.6	By-Laws of Applied DNA Sciences, Inc., filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on December 29, 2003 and incorporated herein by reference.

4.1

Registration Rights Agreement, dated January 28, 2005, between the Company and Vertical Capital Partners, Inc., on behalf of the investors, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

10.1

Amendment to Engagement Letter, dated December 20, 2007, by and between Applied DNA Sciences, Inc. and ARjENT Limited, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 28, 2007 and incorporated herein by reference

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

APPLIED DNA SCIENCES, INC.

Date: February 15, 2008	By: /s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer