Form 10QSB/A
period 2006-06-30
APPLIED DNA SCIENCES INC
filed 2008-03-03
CIK 744452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 2 to
                                   FORM 10-QSB


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

                               Yes _____  No _X__

                                EXPLANATORY NOTE



This Amendment No. 2 on Form 10-QSB/A (this "Amendment") amends the Amendment No. 1 on Form 10-QSB/A for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on October 10, 2006 (the "first Amended filing"). This Amendment is being filed for the purpose of clarifying the description of the accounting errors and related disclosures to the accompanying financial statements which gave rise to the restatement of the financial statements for each of the three and nine month periods ended June 30, 2006 and June 30, 2005 and from September 16, 2002 (date of inception) through June 30, 2006 and June 30, 2005 as described in Notes I and J to the financial statements, respectively.

We have not updated the information contained herein for events occurring subsequent to August 17, 2006, the filing date of the original filing.



                            APPLIED DNA SCIENCES, INC
           Amendment No. 2 to Quarterly Report on Form 10-QSB/A for the
                      Quarterly Period Ending June 30, 2006

                                Table of Contents




PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheet: June 30, 2006 (Unaudited)       1

      Condensed Consolidated Statements of Losses:
      Three Months Ended June 30, 2006 and 2005 (Unaudited) and
      the Period from September 16, 2002 (Date of Inception)
      Through June 30, 2006 (Unaudited)                                     2

      Condensed Consolidated Statement of Stockholder's Equity
      (Deficiency): For the Period from September 16, 2002
      (Date of Inception) Through June 30 2006 (Unaudited)                  3

      Condensed Consolidated Statements of Cash Flows:
      Three Months Ended June 30, 2006 and 2005 (Unaudited) and
      the Period from September 16, 2002 (Date of Inception)
      Through  June 30, 2006 (Unaudited)                                    17

      Notes to Unaudited Condensed Consolidated Financial Information:
      June 30, 2006                                                         19

   Item 2. Management Discussion and Analysis                               56

   Item 3  Controls and Procedures                                          74


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                75

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      75

   Item 3. Defaults Upon Senior Securities                                  75

   Item 4. Submission of Matters to a Vote of Security Holders              76

   Item 5. Other Information                                                76

   Item 6. Exhibits                                                         76

Signatures                                                                  77

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

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
                         ==============                                                  ==============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:


                                             Number of            Weighted
                                              Shares              Average
                                                                  Price Per
                                                                    Share
Balance, September 30, 2003                       383,500                $1.38
Granted                                         4,574,753                 0.58
Exercised                                         (88,000)                1.00
Canceled or expired                                     -                    -
                                          ----------------    -----------------
Balance, September 30, 2004                     4,870,253                $0.63
Granted                                        32,873,000                 0.71
Exercised                                        (142,500)                0.34
Canceled or expired                              (731,289)                0.65
                                          ----------------    -----------------
Balance, September 30, 2005                    36,869,464                 0.67
Granted                                        16,600,000                 0.51
Exercised                                               -                    -
Canceled or expired                                     -                    -
                                          ----------------    -----------------
 Outstanding at June 30, 2006                  53,469,464                $0.61
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

The accompanying condensed consolidated financial statements as of June 30, 2006 and the three and nine months ended June 30, 2006 and from September 16, 2002 (date of inception) through June 30, 2006 have been restated to correct its accounting for (a) the issuance of options and warrants in exchange for compensation and financing activities, (b) correcting the period reporting capitalized finance costs and current operating expenses and (c) errors in report preparation and miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements.

The effect of the adjustments in the restated financial statements is an increase in net loss of $136,401 from September 16, 2002 (date of inception) through June 30, 2006 and an increase in net income of $766,698 and $2,148,364 for the three and nine month periods ended June 30, 2006, respectively. There was no effect on total cash flows provided by (used in) operations, investing or financing activities.
The following tables summarize the effects of these adjustments on the Company's condensed consolidated balance sheet as of June 30, 2006, condensed consolidated statements of losses for the three and nine months ended June 30, 2006 and for the period from September 16, 2002 (date of inception) through June 30, 2006 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2006 and for the period from September 16, 2002 (date of inception) through June 30, 2006:

                      Condensed Consolidated Balance Sheet
                                  June 30, 2006

                                                        AS PREVIOUSLY
                                                           REPORTED                   ADJUSTMENT   REFERENCE       AS RESTATED
Cash                                        $                           1,931,173   $                           $       1,931,173
Accounts receivable, net                    $                              18,900   $                           $          18,900
Advances and other receivables              $                              11,611   $                           $          11,611
Prepaid expenses                            $                             146,667   $                           $         146,667
Total current assets                        $                           2,108,351   $                           $       2,108,351
Property, plant and equipment, net          $                              38,286   $                           $          38,286
Deposits                                    $                               8,322   $                           $           8,322
Capitalized finance costs                   $                           1,437,862   $                           $       1,437,862
Patents, net                                $                              17,376   $                           $          17,376
Intellectual property, net                  $                           8,083,629   $                           $       8,083,629
total assets                                $                          11,693,826   $                           $      11,693,826
Accounts payable and accrued liabilities    $                           4,680,849   $                           $       4,680,849
Notes payable, related party                $                             410,429   $                           $         410,429
Total current liabilities                   $                           5,091,278   $                           $       5,091,278
Convertible notes payable, net              $                           3,306,371   $                           $        3,306,371
Debt derivative and warrant liability       $                           5,698,286   $                           $       5,698,286
Total liabilities                           $                          14,095,935   $                           $      14,095,935
Preferred stock                             $                                   6   $                           $               6
Common stock                                $                             118,582   $                           $         118,582
Common stock subscription                   $                           (200,000)   $                           $       (200,000)
Additional paid in capital                  $                          81,860,606   $      136,400     a        $      81,997,006
Accumulated deficit                         $                        (84,181,303)   $    (136,400)     a        $    (84,317,703)
Total deficiency in stockholders' equity    $                         (2,402,109)   $                           $     (2,402,109)
Total liabilities and Deficiency   in
   Stockholders' equity                     $                          11,693,826   $                           $      11,693,826

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

               Condensed Consolidated Statement of Income (Losses)
                    For the Three Months Ended June 30, 2006

Sales                                                    $       18,900   $                                       $        18,900
Cost of sales                                            $       15,639   $                                       $        15,639
Gross margin                                             $        3,261   $                                       $         3,261
Selling, general & administrative                        $    1,190,967   $      390,000               b          $     1,580,967
Research and development                                 $            -   $                                                     -
Depreciation and amortization                            $      336,824   $                                       $       336,824
Total operating expenses                                 $    1,527,791   $      390,000               b          $     1,917,791
Net loss from operations                                 $  (1,524,530)   $    (390,000)               b          $   (1,914,530)
Net gain (loss) in fair value of debt derivative and
   warrant liability                                     $    2,337,263   $    1,156,698               c          $     3,493,961
Other income (expense)                                   $        8,483   $                                       $         8,483
Interest income (expense)                                $    (826,827)   $                                       $     (826,827)
Net income (loss)                                        $      (5,611)   $      766,698              b,c         $       761,087
Net income (loss) per share-basic                        $       (0.00)             0.01                          $          0.01
Net income (loss) per share-fully diluted                            NA             0.01                          $          0.01

               Condensed Consolidated Statement of Income (Losses)
                     For the Nine Months Ended June 30, 2006

Sales                                                 $           18,900   $                                       $       18,900
Cost of sales                                         $           15,639   $                                       $       15,639
Gross margin                                          $            3,261   $                                       $        3,261
Selling, general & administrative                     $        4,955,055   $    (563,750)               d          $    4,391,305
Research and development                              $           75,276   $                                               75,276
Depreciation and amortization                         $        1,021,199   $                                       $    1,021,199
Total operating expenses                              $        6,051,530   $    (563,750)               d          $    5,487,780
Net loss from operations                              $      (6,048,269)   $    (563,750)               d          $  (5,484,519)
Net gain (loss) in fair value of debt derivative and
   warrant liability                                  $       18,606,563   $  (4,355,942)               e          $   14,250,621
Other income (expense)                                $           17,976   $                                       $       17,976
                                                                                (136,400)               a
                                                                                (563,750)               d
                                                                                6,640,706               e
                                                                                ---------
Interest income (expense)                             $      (9,117,785)   $    5,940,556                          $  (3,177,229)
Net income (loss)                                     $        3,458,485   $    2,148,364                          $    5,606,849
Net income (loss) per share-basic                     $              0.03            0.02                          $         0.05
Net income (loss) per share-fully diluted                            0.02             0.01                         $         0.03


               Condensed Consolidated Statement of Income (Losses)
          From September 16, 2002 (date of inception) through June 30, 2006

Sales                                                 $           18,900   $                                       $         18,900
Cost of sales                                         $           15,639   $                                       $         15,639
Gross margin                                          $            3,261   $                                       $          3,261
Selling, general & administrative                     $       70,072,368   $    5,838,514               f          $     75,910,882
Research and development                              $          968,711   $                                                968,711
Depreciation and amortization                         $        1,380,626   $                                       $      1,380,626
Total operating expenses                              $       72,421,705   $     5,838,514                         $     78,260,219
Net loss from operations                              $     (72,418,444)   $  (5,838,514)                          $   (78,256,958)
Net gain (loss) in fair value of debt  derivative  and
   warrant liability                                  $       35,307,553   $  (4,355,942)               f          $     30,951,611
Other income (expense)                                $           49,318   $                                       $         49,318
Interest income (expense)                             $     (47,119,730)   $   10,058,055               f          $   (37,061,675)
Net income (loss)                                     $     (84,181,303)   $    (136,401)                          $   (84,317,703)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)


NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

                 Condensed Consolidated Statement of Cash Flows
                     For the Nine Months Ended June 30, 2006

Cash flows from operating activities
Net income (loss)                                     $        3,458,485   $    2,148,364                          $      5,606,849
Adjustments  to  reconcile  to net  used in  operating
   activities
Depreciation and amortization                         $        1,021,199   $                                       $      1,021,199
Organization expenses                                 $                    $
Preferred shares issued in exchange for services      $                    $                                       $               -
Warrants issued to consultants                        $          606,850   $    (563,750)               d          $         43,100
Income  attributable to repricing of warrants and debt
   derivatives                                        $     (10,118,917)   $  (4,131,704)               g          $   (14,250,621)
Financing costs attributable to issuance of warrants  $                    $    2,271,000               h          $      2,271,000
Amortization   of   beneficial    conversion   feature
   -convertible notes                                 $                 -  $                                       $              -
Amortization of capitalized finance costs             $          247,238   $                                       $        247,238
Amortization   of  debt   discount   attributable   to
   convertible debenture                              $                -   $      276,090               i          $        276,090
Fair value of common stock issued to related  party in
   excess of debt                                     $                -   $                                       $              -
Common stock issued in exchange for services          $          710,200   $                                       $        710,200
Common  stock  issued  in  exchange  for  intellectual
   property                                           $                 -  $                                       $              -
Common  stock  issued as  penalty in  connection  with
   financing                                          $          773,958   $                                       $        773,958
Common stock  canceled-previously  issued for services
   rendered                                           $        (480,000)   $                                       $      (480,000)
Change in assets and liabilities:
Increase in accounts receivable                       $         (18,900)   $                                       $       (18,900)
Increase in prepaid expenses and deposits             $        (145,849)   $                                       $      (145,849)
Decrease in other assets                              $            5,940   $                                       $          5,940
Decrease in due related parties                       $         (52,662)   $                                       $       (52,662)
Increase  (decrease)  in accounts  payable and accrued
   liabilities                                        $        1,685,792   $                                       $      1,685,792
Net cash used in operating activities                 $      (2,306,666)   $                                       $    (2,306,666)
Cash flows from investing activities:
Payments for patent filing                            $                -
Capital expenditures                                  $         (35,851)   $                                       $       (35,851)
Net cash used in investing activities                 $         (35,851)   $                                       $       (35,851)
Cash flows from financing activities
Proceeds from sales of common stock, net              $                -   $                                       $
Proceeds from issuance of convertible notes           $        4,242,500   $                                       $      4,242,500
Proceeds from exercise of options and warrants        $                -   $                                       $              -
Payment of debt                                       $                -   $                                       $              -
Proceeds from loans                                   $                -   $                                       $              -
Advances from shareholders                            $                -   $                                       $              -
Net cash provided by financing activities             $        4,242,500   $                                       $      4,242,500
Net increase in cash and cash equivalents             $        1,899,983   $                                       $      1,899,983
Cash and cash equivalents at beginning of period      $           31,190   $                                       $         31,190
Cash and cash equivalents at end of period            $        1,931,173   $                                       $      1,931,173

                 Condensed Consolidated Statement of Cash Flows
        From September 16, 2002 (date of inception) through June 30, 2006

Cash flows from operating activities
Net income (loss)                                     $     (84,181,303)   $    (136,400)               a          $   (84,317,703)
Adjustments to reconcile to net used in operating
   activities
Depreciation and amortization                         $        1,374,467   $      (5,756)               j          $      1,368,711
Organization expenses                                 $           88,500   $                                                 88,500
Preferred shares issued in exchange for services      $        1,500,000   $                                       $      1,500,000
Warrants issued to consultants                        $        3,583,016   $    5,838,514               f          $      9,421,530
Income  attributable to repricing of warrants and debt
   derivatives                                        $     (26,819,908)   $  (4,131,703)               g          $  (30,951,611)
Financing costs attributable to issuance of warrants  $       27,265,174   $  (1,846,500)               k          $     25,418,674
Amortization of beneficial conversion feature
   -convertible notes                                 $       10,461,000   $                                       $     10,461,000
Amortization of capitalized finance costs             $          247,238   $                                       $        247,238
Amortization of debt discount attributable to
   convertible debenture                              $                -   $      276,090               i          $        276,090
Fair value of common stock issued to related party in
   excess of debt                                     $        1,365,000   $                                       $      1,365,000
Common stock issued in exchange for services


                                                      $       31,284,573   $                                       $     31,284,573
Common stock issued in exchange for intellectual
   property

                                                      $       14,689,100   $                                       $     14,689,100
Common stock issued as penalty in connection with
   financing

                                                      $        1,550,487   $                                       $      1,550,487
Common stock canceled-previously issued for services
   rendered

                                                      $      (1,343,845)   $                                       $    (1,343,845)
Change in assets and liabilities:
Increase in accounts receivable                       $         (18,900)   $                                       $       (18,900)
Increase in prepaid expenses and deposits             $        (163,472)   $                                       $      (163,472)
Decrease in other assets                              $          (3,128)   $                                       $        (3,128)
Decrease in due related parties                       $                -   $                                       $              -
Increase (decrease) in accounts payable and accrued
   liabilities                                        $        4,079,990   $        5,755               j          $      4,085,745
Net cash used in operating activities                 $     (15,042,011)   $                                       $   (15,042,011)
Cash flows from investing activities:
Payments for patent filing                            $         (25,698)   $                                       $       (25,698)
Capital expenditures                                  $         (48,602)   $                                       $       (48,602)
Net cash used in investing activities                 $         (74,300)   $                                       $       (74,300)
Cash flows from financing activities
Proceeds from sales of common stock, net              $          432,000   $                                       $        432,000
Proceeds from issuance of convertible notes           $       13,446,500   $                                             13,446,500
Proceeds from exercise of options and warrants        $          343,750   $                                       $        343,750
Payment of debt                                       $         (24,854)   $                                       $       (24,854)
Proceeds from loans                                   $        2,750,000   $                                       $      2,750,000
Advances from shareholders                            $          100,088   $                                       $        100,088
Net cash provided by financing activities             $       17,047,484   $                                       $     17,047,484
Net increase in cash and cash equivalents             $        1,931,173   $                                       $      1,931,173
Cash and cash equivalents at beginning of period      $                -   $                                       $              -
Cash and cash equivalents at end of period            $        1,931,173   $                                       $      1,931,173


a) During its review of the issuance and valuation of equity instruments during the nine month period ended June 30, 2006, the Company determined that certain warrants to acquire the Company's common stock, which were issued to non-employees in connection with the Company's financing activities, were not valued in accordance with SFAS No. 123R. The Company's policy is to charge the fair value of equity instruments such as preferred and common stock, warrants and options, related to financing activities to interest expense in the period the cost is incurred. The fair value of equity instruments issued in connection with providing services to the Company by non-employees is charged to general and administrative expenses in the period the cost is incurred. The Company corrected the valuation of these warrants as a net charge to interest expense and a credit to additional paid in capital in the amount of $136,400.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)


NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

(b) During its review of the accounting for the issuance and valuation of the March 2006 debt instruments, the Company determined that debt issuance costs of $390,000 were charged in error to operations as general and administrative expense during the three months ended March 31, 2006 instead of capitalized and amortized over the term of the debt. The Company amended and restated its March 31, 2006 SEC Form 10-QSB to correct the error in accounting. In connection with the review of the accounting for the transaction and correction of the error, the Company determined that during the three month period ended June 30, 2006, the Company had reduced general and administrative expenses a further $390,000 in error. The Company carried forward the error from March 31, 2006 to the June 30, 2006 10-QSB as originally filed, incorrectly reducing the amounts recorded to selling general and administrative expenses for the three month period ended June 2006 by $390,000. The Company amended the March 2006 10-QSB to restate and correct the accounting for the cost relating to the issuance of these debt instruments from selling, general and administrative expenses to capitalized debt issuance costs. The correction is intended to reflect the adjustment to capitalize financing costs in the proper reporting period. The net effect of this adjustment on the three month period ended June 30, 2006 is to increase operating expenses by $390,000. The adjustment as a result of the correction of the error has no net effect on operating expenses during the nine month period ended June 30, 2006 and the period from September 16, 2002 (date of inception) to June 30, 2006.

c) During the Company's review of the outstanding warrants and options to acquire the Company's common stock, the Company determined that the warrants must be settled by the delivery of registered shares and the delivery of the registered shares which event is not controlled by the Company. Therefore, management re-evaluated its accounting for the warrants under the guidelines of SFAS No. 133 and EITF Issue No. 00-19, and concluded that the embedded conversion option did not meet the SFAS No. 133 paragraph 11(a) scope exception. Accordingly, the Company determined that the warrants should be reclassified as derivative liabilities (see Note C). In addition to incorrectly accounting for the warrants as equity instruments, the Company determined that as of March 31, 2006, the derivatives were valued in error and recorded an increase in the warrant valuation with its amended March 31, 2006 10-QSB. Although the fair value of related warrants were properly reflected in the initial June 30, 2006 10-QSB, the change from the prior reporting period due to the amended March 31, 2006 10-QSB resulted in an increase in income for the three months ended June 30, 2006 The warrants were initially valued at $933,117. The correct valuation is $2,089,814, an increase of $1,156,698.

(d) During its review of the issuance and valuation of equity instruments, the Company determined that $563,750, the cost related to the issuance of certain warrants to acquire the Company's common stock, which were issued during the nine month period ended June 30, 2006 to non-employees in connection with the Company's financing activities, was recorded in error as selling, general and administrative expenses instead of interest expense. Based upon the Company's policy of classifying the fair value of equity instruments issued in connection with financing activities as interest expense, the Company corrected the error by reclassifying the amount of $563,750 to interest expense.

(e) During its review of the issuance and valuation of equity instruments, the Company determined that certain warrants to acquire the Company's common stock, which were issued to non-employees during the year ended September 30, 2005 in connection with the Company's financing activities, were erroneously recorded as having been issued during the nine month period ended June 30, 2006. These transactions were recorded initially in error as a charge to interest expense (initial valuation) of $6,640,706 and a gain from mark to market change from the initial valuation of $4,355,942; net $2,284,764 charge to operations. In conjunction with the September 30, 2005 amended 10-KSB, these errors were properly corrected to reflect in the accounting period the issuance of the related warrants recording the initial valuation (interest expense) and subsequent mark to market change. The amended June 30, 2006 10-QSB reverses the initial erroneous recording. The effect of the error was an overstatement of $4,355,942 in the net gain in the fair value of the debt derivative and warrant liability and an overstatement of $6,640,706 in the net interest expense in the original filing, resulting in a net increase of $2,284,764 in income for the nine months ended June 30, 2006. This amount of $2,284,764 is comprised of the corrections of errors in the recording and valuation of the following warrants:

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)


NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

                                    Original amount         Revised Amount      Increase/(decrease)
Warrants issued in December 2004                 $ 394,698         $ 3,169,052            $2,774,354

Warrants issued in February 2005                         -              72,017                72,017

Warrants issued in June 2005
(Company determined warrants were
not properly authorized and
issued)                                            849,047                   -             (849,047)

Warrants previously cancelled,
later determined issued                           (287,440)                  -               287,440
                                                 ---------         -----------           -----------
                                                 $ 956,305         $ 3,241,069           $ 2,284,764
                                                 =========         ===========           ===========


The adjustment of $2,284,764, net of the additional cost of warrants issued (see Note A above) of $136,400, results in an aggregate increase of $2,148,364 in net income for the nine month period ended June 30, 2006, from $3,458,485 to $5,606,849.
(f) During its review of the issuance and valuation of equity instruments, the Company determined that $5,838,514, the fair value of certain warrants to acquire the Company's common stock that were issued to non-employees during the period from September 16, 2002 (date of inception) through September 30, 2005 in connection with payment for services rendered to the Company, was erroneously recorded as interest expenses instead of selling, general and administrative expenses.
Below is a summary of the changes to the various line items for the period from September 16, 2002 (date of inception) through June 30, 2006:

                                         Selling, general and     Gain/Loss in fair value of    Interest expense
                                            administrative        warrant liability and debt
                                                                          derivative
Originally reported:                               $ 70,072,368                   $ 35,307,553        $47,119,730
Reclassification on fair value of
warrants issued for services rendered
(above)                                               5,838,514                              -        (5,838,514)
Adjustment to fair value of warrants
issued in previous year (see e above)                                              (4,355,942)        (4,355,942)
Fair value of unrecorded warrants
issued in conjunction with financing
(see a above)                                                                                             136,401
                                                                                                     ------------
Amended reported                                   $ 75,910,882                   $ 30,951,611       $ 37,061,675
                                                   ============                   ============       ============

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)


NOTE I - RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

g) During its review of the issuance and valuation of equity instruments, the Company reclassified the amortization of debt discount attributable to the issuance of $4,131,704 of convertible debt separately from the income attributable to repricing of warrants and debt derivatives, as set forth below:

Reclassification of initial warrant valuations relating to financing from interest to separate line item in cash flow statement as described in (h) below:

                                                                                   $2,271,000

Change in non warrant valuations as described in (e) above:                         2,284,764

Reclassification   on  non  financing  warrants  to  selling,   general  and
administrative as described in (d) above                                            (563,750)

Reclassification of warrants as described in (a) above                              (136,400)

Reclassification  of  amortization  of debt  discount to separate  cash flow
line item as described in (i) below                                                   276,090
                                                                                   ----------
Total:                                                                             $4,131,704
                                                                                   ==========


(h) During its review of the issuance and valuation of equity instruments, the Company separately reclassified from income attributable to repricing of warrants and debt derivatives, the value of warrants issued in connection with the issuance of debt having a fair value of $2,271,000.

(i) During its review of the issuance and valuation of equity instruments, the Company reclassified the amortization of debt discount attributable to the issuance of convertible debt of $276,090 separately from income attributable to repricing of warrants and debt derivatives.

(j) During its review of capital expenditures and related depreciation and amortization, the Company corrected a classification error of $5,756 between the depreciation and amortization expenses line item and accounts payable within the cash used in operating expenses.

(k) During its review of the issuance and valuation of equity instruments, the Company determined that $1,846,500, the fair value of certain warrants to acquire the Company's common stock issued to non-employees in connection with payment for services rendered to the Company, was charged in error to interest expense instead of selling, general and administrative expenses. This adjustment is in conjunction with (a), (f) and (g) above.

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS

The accompanying consolidated financial statements as of June 30, 2005 and for the three and nine months ended June 30, 2005 and for the period from September 16, 2002 (date of inception) through June 30, 2005 have been restated to correct the accounting for (a) the issuance of warrants in exchange for compensation and financing activities, (b) the unrecorded expense accruals relating to penalties due for late registration, and (c) the errors in report preparation and miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements.
The effect of these adjustments is an increase in net loss of $8,645,561 for the period from September 16, 2002 (date of inception) through June 30, 2005 and for the nine months ended June 30, 2005. The effect on cash flows used in operations was an increase of $2,911,764 for the nine months ended June 30, 2005 and an increase of $2,888,205 from September 16, 2002 (date of inception) to June 30, 2005. Cash flow used in investing activities increased by $33,291 for the nine months ended June 30, 2005 and increased by $56,850 for the period from September 16, 2002 (date of inception) through June 30, 2005. Cash flow from financing activities decreased by $2,945,055 for the nine months ended June 30, 2005 and for the period from September 16, 2002 (date of inception) through June 30, 2005.

                      Condensed Consolidated Balance Sheet
                                  June 30, 2005

                                                   AS PREVIOUSLY
                                                     REPORTED            ADJUSTMENT   REFERENCE       AS RESTATED
  Cash                                        $            1,192,465   $                           $        1,192,465
  Total current assets                        $             1,192,465  $                           $        1,192,465
  Property, plant and equipment, net          $               20,663   $                           $           20,663
  Deposits                                    $               56,850   $                           $           56,850
  Patents, net                                $               24,753   $                           $           24,753
  Total assets                                $            1,294,731   $                           $        1,294,731
  Accounts payable and accrued liabilities    $              933,074   $       104,951    a        $        1,038,025
  Accrued liabilities, related parties        $                95,162  $        41,312    a        $          136,474
  Due related parties                         $                91,312  $      (91,312)    a        $                -
  Notes payable                               $               425,000  $                           $          425,000
  Total current liabilities                                 1,544,548           54,951    a                 1,599,499
  Warrant liability                           $                        $     9,802,137    b        $        9,802,137
  Total liabilities                           $            1,544,548   $     9,857,088   a,b       $       11,401,636
  Preferred stock                             $                    6   $                           $               6
  Common stock                                $                66,412  $                           $           66,412
  Common stock subscription                   $              (37,000)  $         1,000    c        $         (36,000)
  Common stock receivable                     $                     -  $       (1,000)    c        $          (1,000)
  Additional paid in capital                  $            54,355,065  $   (1,211,527)    d        $       53,143,538
  Accumulated deficit                         $          (54,634,300)  $   (8,645,561)  a,b,d      $     (63,279,861)
  Total deficiency in stockholders' equity    $             (249,817)  $   (9,857,088)  a,b,d      $     (10,106,905)
  Total liabilities and Deficiency in
     Stockholders' equity                     $             1,294,731  $                           $        1,294,731

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

               Condensed Consolidated Statement of Income (Losses)
                    For the Three Months Ended June 30, 2005

  Selling, general & administrative            $     2,659,727  $    (794,096)              e           $      1,865,631
  Research and development                     $        88,870  $                                                 88,870
  Depreciation and amortization                $         3,160  $                                       $          3,160
  Total operating expenses                     $     2,751,757  $    (794,096)              e           $      1,957,661
  Net loss from operations                     $   (2,751,757)  $   (794,096)               e           $    (1,957,661)
  Net gain (loss) in fair value of debt
     derivative and warrant liability          $             -  $    5,679,175              f           $      5,679,175
  Other income (expense)                       $           241  $                                       $            241
  Interest income (expense)                    $      (21,557)  $                                       $       (21,557)
  Net income (loss)                            $   (2,773,073)  $    6,473,271             e,f          $      3,700,198
  Net income (loss) per share-basic            $        (0.04)           0.10                           $           0.06
  Net income (loss) per share-fully diluted                NA             0.06                          $           0.04

               Condensed Consolidated Statement of Income (Losses)
                     For the Nine Months Ended June 30, 2005

  Selling, general & administrative         $        22,236,607  $     1,952,275              g          $    24,188,882
  Research and development                  $           345,958  $                                               345,958
  Depreciation and amortization             $            15,187  $                                       $        15,187
  Total operating expenses                  $        22,597,752  $     1,952,275              g          $    24,550,027
  Net loss from operations                  $      (22,597,752)  $   (1,952,275)              g          $  (24,550,027)
  Net gain (loss) in fair value of debt
     derivative and warrant liability       $                -   $    16,454,928              h          $    16,454,928
  Other income (expense)                    $             3,415  $                                       $         3,415
  Interest income (expense)                 $       (9,224,929)  $  (23,148,214)            b, h         $  (32,373,143)
  Net income (loss)                         $      (31,819,266)  $   (8,645,561)            b,g,h        $  (40,464,827)
  Net income (loss) per share-basic         $             (.65)          (0.18)                          $        (0.83)
  Net income (loss) per share-fully diluted                  NA               NA                         $            NA

               Condensed Consolidated Statement of Income (Losses)
        From September 16, 2002 (date of inception) through June 30, 2005

   Selling, general & administrative        $       43,296,679   $    1,713,740               i          $     45,010,419
   Research and development                 $          345,958   $       238,535              i                   584,493
   Depreciation and amortization            $           18,348   $                                       $         18,348
   Total operating expenses                 $       43,660,985   $     1,952,275              i          $     45,613,260
   Net loss from operations                 $     (43,660,985)   $  (1,952,275)               i          $   (45,613,260)
   Net gain (loss) in fair value of debt
      derivative and warrant liability      $                -   $   16,454,928               h          $     16,454,928
   Other income (expense)                   $           29,800   $                                       $         29,800
   Interest income (expense)                $     (11,003,115)   $ (23,148,214)              b,h         $   (34,151,329)
   Net income (loss)                        $     (54,634,300)   $  (8,645,561)             b,h,i        $   (63,279,861)

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

                 Condensed Consolidated Statement of Cash Flows
                     For the Nine Months Ended June 30, 2005

   Cash flows from operating activities
   Net income (loss)                        $      (31,819,266)  $   (8,645,561)              j          $   (40,464,827)
   Adjustments to reconcile to net used in
      operating activities
   Depreciation and amortization            $           15,187   $                                       $         15,187
   Warrants issued to consultants           $         1,243,744  $     1,997,324              j          $       3,241,068
   Income attributable to repricing of
      warrants and debt derivatives         $                    $ (16,454,929)               j          $   (16,454,929)
   Financing costs attributable to issuance
      of warrants                           $                    $   23,148,214               j          $     23,148,214
   Amortization of beneficial conversion
      feature -convertible notes            $         8,836,000  $                                       $      8,836,000
   Fair  value of common stock issued to
      related party in excess of debt       $                -   $     1,365,000              j          $      1,365,000
   Common stock issued in exchange for
      services                              $        12,471,727  $       924,475              j          $     13,396,202
   Common stock canceled-previously issued
      for services rendered                 $        (642,098)   $       460,800              j          $      (181,298)
   Change in assets and liabilities:
   Payments of security deposits            $                -   $      (33,291)              j          $        (33,291)
   Decrease in due related parties          $         (20,631)   $                                       $       (20,631)
   Increase (decrease) in accounts payable
      and accrued liabilities               $        (983,197)   $       149,732              j          $      (833,465)
   Net cash used in operating activities    $     (10,898,534)   $     2,911,764              j          $    (7,986,770)
   Cash flows from investing activities:
   Payments for patent filing               $          (4,347)                                                     (4,347)
   Payments of security deposits            $          (33,291)           33,291              j
   Capital expenditures                     $                -   $                                       $
   Net cash used in investing activities    $         (37,638)   $        33,291              j          $        (4,347)
   Cash flows from financing activities
   Proceeds from sales of common stock, net $         8,141,055  $   (8,141,055)              j          $               -
   Proceeds from subscription of common
      stock                                 $         2,340,000      (2,340,000)              j                          -
   Proceeds from notes converted to stock   $         1,575,000      (1,575,000)              j                          -
   Proceeds from issuance of convertible
      notes                                 $                 -  $     9,079,000              j          $      9,079,000
   Proceeds from exercise of options and
      warrants                              $            70,750  $        32,000              j          $         102,750
   Net cash provided by financing activities$       12,126,805   $   (2,945,055)              j          $      9,181,750
   Net increase in cash and cash equivalents$        1,190,633   $                                       $      1,190,633
   Cash and cash  equivalents  at  beginning
      of period                             $            1,832   $                                       $          1,832
   Cash  and  cash  equivalents  at  end  of
      period                                $        1,192,465   $                                       $      1,192,465

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

                 Condensed Consolidated Statement of Cash Flows
        From September 16, 2002 (date of inception) through June 30, 2005

   Cash flows from operating activities
   Net income (loss)                        $     (54,634,300)   $   (8,645,561)              k          $   (63,279,861)
   Adjustments to reconcile to net used in
      operating activities
   Depreciation and amortization            $           18,348   $                                       $         18,348
   Organization expenses                    $           88,500   $                                                 88,500
   Preferred shares issued in exchange for
      services                              $        1,500,000   $                                       $      1,500,000
   Warrants issued to consultants           $        3,263,606   $     1,997,324              k          $      5,260,930
   Income attributable to repricing of
      warrants and debt derivatives         $                -   $  (16,454,929)              k          $  (16,454,929)
   Financing costs attributable to issuance
      of warrants                           $                -   $    23,148,214              k          $     23,148,214
   Amortization  of  beneficial   conversion
      feature -convertible notes            $       10,461,000   $                                       $     10,461,000
   Fair  value of  common  stock  issued  to
      related party in excess of debt       $                    $     1,365,000              k          $      1,365,000
   Common   stock  issued  in  exchange  for                                                  k
      services

                                            $       24,819,459   $       974,475                         $     25,793,934
   Common stock  canceled-previously  issued                                                  k
      for services rendered

                                            $        (927,673)   $       460,800                         $      (466,873)
   Change in assets and liabilities:
   Payments for security deposits           $                    $      (56,850)              k          $        (56,850)
   Increase in prepaid expenses and deposits$                    $                                       $
   Decrease in other assets                 $         (13,890)   $                                       $        (13,890)
   Decrease in due related parties          $          132,065   $                                       $         132,065
   Increase  (decrease) in accounts  payable
      and accrued liabilities               $          822,512   $        99,732              k          $         922,244
   Net cash used in operating activities    $     (14,470,373)   $     2,888,205              k          $   (11,582,168)
   Cash flows from investing activities:
   Payments for patent filing               $         (25,698)   $                                       $       (25,698)
   Payments of security deposits            $          (56,850)           56,850              k
   Capital expenditures                     $         (29,507)   $                                       $       (29,507)
   Net cash used in investing activities    $        (112,055)   $        56,850              k          $       (55,205)
   Cash flows from financing activities
   Proceeds from sales of common stock, net $         8,573,055  $   (8,141,055)              k          $        432,000
   Proceeds  from   subscription  of  common
      stock                                 $         2,465,000      (2,465,000)              k
   Proceeds  from notes  converted to common
      stock                                 $         1,575,000      (1,575,000)              k
   Proceeds  from  issuance  of  convertible
      notes                                 $                    $     9,204,000              k                 9,204,000
   Proceeds  from  exercise  of options  and
      warrants                              $           311,750  $        32,000              k          $        343,750
   Proceeds from loans                      $        2,750,000   $                                       $      2,750,000
   Advances from shareholders               $          100,088   $                                       $        100,088
   Net cash provided by financing activities$       15,774,893   $   (2,945,055)              k          $      12,829,838
   Net increase in cash and cash equivalents$        1,192,465   $                                       $      1,192,465
   Cash and cash  equivalents  at  beginning
      of period                             $                -   $                                       $              -
   Cash  and  cash  equivalents  at  end  of
      period                                $        1,192,465   $                                       $      1,192,465

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

(a) Accounts payable and accrued expenses:

In connection with the placement of convertible promissory notes in the amount of $1,465,000 in December 2004 and $1,675,000 in 2003, aggregating $3,140,000, the Company was obligated pursuant to the terms of a registration rights agreement to pay liquidated damages of 3.5% of the aggregate convertible note financing amount each month in the event it failed to have a registration statement registering the shares underlying the convertible notes declared effective by the specified deadline. During its comment process on the Company's Registration Statement on Form SB-2, as amended, the Securities and Exchange Commission requested that the Company provide additional disclosure regarding the Company's accounting policies in connection with the accounting for previously issued common stock, convertible notes and warrants issued pursuant to the registration rights agreement. The Company initially did not calculate the penalties incurred in connection with its failure to meet the deadline to file an effective registration statement. Following its review, the Company concluded that such penalties should be calculated as 3.5% multiplied by $3,140,000 multiplied by 0.5 months, which resulted in an increase of $54,951. The failure to properly account for such penalties resulted in an understatement of liquidated damage penalties (included in selling, general and administrative expense in the accompanying restated statement of losses) and an underestimate of accrued expenses as of June 30, 2005 aggregating $54,951.

Separately, the Company corrected the classification of a non related party debt of $50,000. In addition, the Company, as part of the restatement, consolidated "Accrued liabilities, related parties" and "Due to related parties". To summarize:

                                                  Accounts Payable and    Accrued liabilities,     Due to related
                                                   accrued liabilities       related parties           parties
         Per previously reported                                $933,074                $95,162              $91,312

         Accrual of penalties as described
         above                                                    54,951
         Reclassification of non related party
         debt                                                     50,000               (50,000)
         Consolidation of liabilities due
         related parties                                                                 91,312             (91,312)
         Per restatement                                      $1,038,025               $136,474                 $-0-

b) In conjunction with raising capital through the issuance of convertible promissory notes, the Company issued warrants that have registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants of $3,845,039 relating to our December 2004 $1.465 million convertible notes and $19,303,175 relating to our January/February 2005 $7.371 million convertible notes (total of $23,148,214) at the date of issuance was recorded as a warrant liability on the balance sheet charged to operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified as equity. The Company did not record the fair value of warrant liability of $9,802,137 as of June 30, 2005 with the original filing. The net effect of the adjustment is an increase in liabilities of $9,802,137 as of June 30, 2005.

A summary of the various warrant and debt derivative account components are as follows:

                                                          Debt derivative     Interest Expense    Gain/Loss in fair
                                                            and warrant                             value of debt
                                                        liability (Balance      (Statement of       derivative and
                                                              Sheet)           Income (Loss))     warrant liability


       Originally reported:                                        $    -0-          $ 9,224,929           $     -0-
       Initial warrant  valuation related to financing
       (separated on cash flow statement)                        23,148,214           23,148,214
       Reclassification   of  warrant  liability  from
       equity to liability                                        3,108,851
       Adjustment  to fair  value  of debt  derivative
       and warrant liability (mark to market change)           (16,454,928)                    0          16,454,928
       As per amended                                            $9,802,137          $32,373,143         $16,454,928


(c)  The  Company   separated   subscription   receivable   from  common   stock
subscriptions. There was no effect on Deficiency in Stockholders' Equity or Statement of operations.

(d) In conjunction with raising capital through the issuance of convertible promissory notes, the Company issued warrants with registration rights for the underlying shares. The Company initially recorded these warrants as a charge to interest expense with the offsetting entry to additional paid in capital.

As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company reclassified the net value of the warrants at the date of issuance as a warrant liability of $3,108,851. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified as equity.

Separately, the Company corrected the valuation of non financing warrants issued to non employees by $1,997,324 and charged selling, general and administrative expense.

Additionally, the Company corrected the recording of a subscription for common stock by reducing additional paid in capital and crediting selling, general and administrative.

The table below summarizes the effects in additional paid in capital described above:

                                                                         Additional paid
                                                                            in capital
        Per previously reported                                                $54,355,065
        Reclassification  of warrants related to financing  activities
        to warrant liability                                                    (3,108,851)
        Correction  of valuation of non financing  warrants  issued to
        non employees, net of cancellations                                      1,997,324
        Correction of subscription for common stock                               (100,000)
        Per restatement                                                        $53,143,538

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

(e) The Company determined certain warrants issued to non employees having a fair value of $849,047 and charged to operations a selling, general and administrative expenses, were not properly authorized by the Company's Board of Directors and as such, reversed the $849,047 and credited selling, general and administrative expense.


         The table below summarizes the effects below:

                                                                  Selling, general and
                                                                 administrative for the
                                                              three months ended June 30,
                                                                          2005
        Per previously reported                                                $ 2,659,727
        Cancellation of unauthorized  warrants issued to non
        employees                                                                 (849,047)
        Accrual of penalties as described in (a) above                              54,951
                                                                               -----------
        Per restatement                                                        $ 1,865,631
                                                                               ===========

(f) In conjunction with raising capital through the issuance of convertible promissory notes, the Company issued warrants with registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company recorded the net value of the warrants at the date of issuance as a warrant liability of $23,148,214 ($3,845,039 relating to our December 2004 $1.465 million convertible notes and $19,303,175 relating to our
January/February   2005  $7.371  million   convertible  notes)  and  charged  to
operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified as equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) a dividend yield of 0%; (2) an expected volatility of 152.59%, (3) a risk-free interest rate of 3.67%, and (4) an expected life of 5 years.

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants with underlying shares subject to registration rights as of June 30, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company applied a risk free interest rate of 3.72%, a volatility of 144.18% and a deemed fair value of common stock of $0.60, which was the closing price of the Company's common stock on June 30, 2005. The difference of $5,679,175 between the fair value of the warrants as of June 30, 2005 and the previous valuation as of March 31, 2005 has been recorded as a gain on revaluation of warrant liability and included in the restated consolidated financial statements.

(g) The net effect of the change of selling, general and administrative expense for the nine months ended June 30, 2005 is summarized below:

                                                                 Selling, general and
                                                             administrative for the nine
                                                              months ended June 30, 2005
         Per previously reported                                                $ 22,236,607
         Correction   of  valuation  of  non   financing
         warrants  issued  to  non  employees,   net  of
         cancellation  of  warrants  having a fair value
         of  $ 849,047 of  as described in (d) above                               1,997,324
         Correction of subscription  for common stock as
         described in (d) above                                                     (100,000)
         Accrual of penalties as described in (a) above                               54,951
                                                                                 -----------
         Per restatement                                                         $24,188,882

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

(h) In conjunction with raising capital through the issuance of convertible promissory notes, the Company issued warrants with registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company recorded the net value of the warrants at the date of issuance as a warrant liability of $23,148,214 ($3,845,039 relating to our December 2004 $1.465 million convertible notes and $19,303,175 relating to our
January/February   2005  $7.371  million   convertible  notes)  and  charged  to
operations as interest expense. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified as equity. The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) a dividend yield of 0%; (2) an expected volatility of 152.59%, (3) a risk-free interest rate of 3.67%, and (4) an expected life of 5 years.

In accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", the Company revalued the warrants with underlying shares subject to registration rights as of June 30, 2005 using the Black-Scholes option pricing model. Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company applied a risk free interest rate of 3.72%, a volatility of 144.18% and a deemed fair value of common stock of $0.60, which was the closing price of the Company's common stock on June 30, 2005. The difference of $16,454,928 between the fair value of the warrants as of June 30, 2005 and the (initial) previous valuation, inclusive of warrants reclassified from equity to warrant liability of $3,108,851 has been recorded as a gain on revaluation of warrant liability and included in the restated consolidated financial statements (see (b) above).

(i)  The  following  table  summarizes  the  change  in  selling,   general  and
administrative expenses from September 16, 2002 (date of inception) through June 30, 2005:

                                                                 Selling, general and
                                                          administrative from September
                                                           16, 2002 (date of inception
                                                               through June 30, 2005
         Per previously reported                                                 $43,296,679
         Correction of valuation of non financing
         warrants issued to non employees, net of
         cancellations as described in (d) above                                   1,997,324
         Correction of subscription for common stock as
         described in (d) above                                                     (100,000)
         Accrual of penalties as described in (a) above                               54,951
         Reclassification  of research  and  development
         costs                                                                      (238,535)
         Per restatement                                                         $45,010,419

A breakdown of the various changing elements of the Statement of Cash Flow for the nine months ended June 30, 2005 is displayed below:

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS (CONTINUED)


Cash flows from operating activities                                                         Component
                                                                                           Classification
                                                                                             Reference
Net income (loss)                                     $ (31,819,266)  $                                      $
Initial warrant valuation as described in (f) above   $               $ (23,148,214)            (1)          $
Income attributable to repricing of warrants as
   described in (h) above                             $               $  16,454,929             (2)          $
Adjustment for warrants issued to non employees as
   described in (d) above                             $               $ (1,997,324)             (3)          $
Accrual of penalties as described in (a) above        $               $    (54,951)             (4)          $
Correction of common stock subscription as described
   in (d) above                                       $               $     100,000             (5)          $
                                                      $               $         (1)           Rounding       $
Net income (loss) restated                            $               $ (8,645,561)                          $(40,464,827)
Adjustments to reconcile to net used in operating
   activities                                         $               $                                      $
Depreciation and amortization                         $     15,187    $                                      $     15,187
Warrants issued to consultants                        $   1,243,744   $   1,997,324             (3)          $   3,241,068
Income  attributable to repricing of warrants and debt
   derivatives                                        $               $ (16,454,929)            (2)          $(16,454,929)
Financing costs attributable to issuance of warrants  $               $ 23,148,214              (1)          $ 23,148,214
Amortization of beneficial conversion feature
   -convertible notes                                 $   8,836,000   $                                      $  8,836,000
Fair value of common stock issued to related party in
   excess of debt                                     $               $                                      $
Reclassification of fair value of common stock issued
   in excess of debt as described in Note C           $               $   1,365,000             (6)          $
Fair value of common stock issued to related party in
   excess of debt                                     $          -    $    1365,000                          $  1,365,000
Common stock issued in exchange for services          $  12,471,727   $                                      $
Correction of common stock subscription as described
   in (d) above                                       $               $   (100,000)             (5)          $
Reclassification  of fair value of common stock issued
   in excess of debt as described in Note C           $               $ (1,365,000)             (6)          $
Correct net common  stock  canceled-previously  issued
   for services rendered                              $               $   (460,800)             (7)          $
Correct  classification  of common  stock  issued  for
   services   rendered   classified   in  error  under
   financing activities                               $               $   2,850,275             (8)          $
Common stock issued for services rendered-restated    $               $     924,475                          $  13,396,202
Common stock  canceled-previously  issued for services
   rendered                                           $  (642,098)    $                                      $
Correct net common  stock  canceled-previously  issued
   for services rendered                              $               $     460,800             (7)          $
Common stock  canceled-previously  issued for services
   rendered-restated                                  $               $     460,800                          $  (181,298)
Change in assets and liabilities:                     $               $                                      $
Payments of security deposits                         $           -   $                                      $
Reclassification  of  security  deposit  to  operating
   activities                                         $               $    (33,291)             (9)          $
Payments of security deposits                         $          -    $    (33,291)                          $    (33,291)
Decrease in due related parties                       $   (20,631)    $                                      $   (20,631)
Increase  (decrease)  in accounts  payable and accrued
   liabilities                                        $  (983,197)    $                                      $  (833,465)
Accrual of penalties as described in (a) above        $               $      54,951             (4)          $
Reclassification  of changes in accrued  expenses  due
   related parties                                    $               $      94,781             (10)         $
Increase  (decrease)  in accounts  payable and accrued
   liabilities-restated                               $               $     149,732                          $   (833,465)
Net cash used in operating activities                 $ (10,898,534)  $   2,911,764                          $(7,986,770)
Cash flows from investing activities:                 $               $                                      $
Payments for patent filing                            $    (4,347)    $                                      $     (4,347)
Payments of security deposits                         $    (33,291)   $      33,291             (9)          $
Capital expenditures                                  $          -    $                                      $
Net cash used in investing activities                 $   (37,638)    $      33,291                          $    (4,347)
Cash flows from financing activities                  $               $                                      $
Proceeds from sales of common stock, net              $   8,141,055   $                                      $           -
Correct  classification  of common  stock  issued  for
   services   rendered   classified   in  error  under
   financing activities                               $               $ (2,850,275)             (8)          $
Reclassification  of changes in accrued  expenses  due
   related parties                                    $               $    (94,781)             (10)         $

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

Reclassification of proceeds form convertible notes$               $ (5,195,999)             (11)         $
Proceeds from sales of common stock, net           $               $ (8,141,055)                          $          -
Proceeds from subscription of common stock         $   2,340,000   $ (2,340,000)             (11)         $          -
Proceeds from notes converted to stock             $   1,575,000   $ (1,575,000)             (11)         $          -
Proceeds from issuance of convertible notes        $           -   $  9,079,000              (11)         $  9,079,000
Proceeds from exercise of options and warrants     $      70,750   $     32,000              (11)         $    102,750
Net cash provided by financing activities          $  12,126,805   $ (2,945,055)                          $  9,181,750
Net increase in cash and cash equivalents          $   1,190,633   $                                      $  1,190,633
Cash and cash equivalents at beginning of period   $       1,832   $                                      $      1,832
Cash and cash equivalents at end of period         $   1,192,465   $                                      $  1,192,465

A breakdown of the various changing elements of the Statement of Cash Flow for the period September 16, 2002 (date of inception) through June 30, 2005 is displayed below:

Cash flows from operating activities
Net income (loss)                                $      (54,634,300)  $                                      $
Initial warrant valuation as described in (f)
   above                                         $                    $  (23,148,214)            (1)         $
Income attributable to repricing of warrants as
   described in (h) above                        $                    $   16,454,929             (2)         $
Adjustment for warrants issued to non employees
   as described in (d) above                     $                    $   (1,997,324)            (3)         $
Accrual of penalties as described in (a) above   $                    $      (54,951)            (4)         $
Correction of common stock subscription as
   described in (d) above                        $                    $      100,000             (5)         $
                                                 $                    $           (1)         Rounding       $
Net income (loss) restated                       $                    $   (8,645,561)                        $     (63,279,861)
Adjustments to reconcile to net used in
   operating activities                          $                    $                                      $
Depreciation and amortization                    $           18,348   $                                      $          18,348
Organization costs                               $           88,500   $                                      $          88,500
Preferred shares issued in exchange for services $        1,500,000   $                                      $       1,500,000
Warrants issued to consultants                   $        3,263,606   $    1,997,324             (3)         $       5,260,930
Income attributable to repricing of warrants and
   debt derivatives                              $                    $  (16,454,929)            (2)         $     (16,454,929)
Financing costs attributable to issuance of
   warrants                                      $                    $   23,148,214             (1)         $      23,148,214
Amortization of beneficial conversion feature
   -convertible notes                            $       10,461,000   $                                      $      10,461,000
Fair value of common stock issued to related
   party in excess of debt                       $                    $                                      $
Reclassification of fair value of common stock
   issued in excess of debt as described in
   Note C                                        $                    $    1,365,000             (6)         $
Fair value of common stock issued to related
   party in excess of debt                       $                -   $    1,365,000                         $       1,365,000
Common stock issued in exchange for services     $       24,819,459   $                                      $
Correction of common stock subscription as
   described in (d) above                        $                    $     (100,000)            (5)         $
Reclassification  of fair  value of common  stock
   issued in excess of debt as  described in
   Note C                                        $                    $   (1,365,000)            (6)         $
Correct net common stock canceled-previously
   issued for services rendered                  $                    $     (460,800)            (7)         $
Correct classification of common stock issued
   for services rendered classified in error
   under financing activities                    $                    $    2,900,275             (8)         $
Common stock issued for services
   rendered-restated                             $                    $      974,475                         $      25,793,934
Common stock canceled-previously issued for
   services rendered                             $         (927,673)  $                                      $
Correct net common stock canceled-previously
   issued for services rendered                  $                    $      460,800             (7)         $
Common stock canceled-previously issued for
   services rendered-restated                    $                    $      460,800                         $        (466,873)
Change in assets and liabilities:                $                    $                                      $
Payments of security deposits                    $                -   $                                      $
Reclassification of security deposit to
   operating activities                          $                    $      (56,850)            (9)         $
Payments of security deposits                    $                -   $      (56,850)                        $         (56,850)
Decrease in other assets                         $          (13,890)  $                                      $         (13,890)
Decrease in due related parties                  $         (132,065)  $                                      $        (132,065)
Increase (decrease) in accounts payable and
   accrued liabilities                           $          822,512   $                                      $        (833,465)
Accrual of penalties as described in (a) above   $                    $       54,951             (4)         $

                           APPLIED DNA SCIENCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE J - RESTATEMENT OF JUNE 30 2005 QUARTERLY FINANCIAL STATEMENTS (CONTINUED)

Reclassification of changes in accrued expenses
   due related parties                           $                    $        44,781           (10)         $
Increase (decrease) in accounts payable and
   accrued liabilities-restated                  $                    $        99,732                        $         922,244
Net cash used in operating activities            $    (14,470,373)    $     2,888,205                        $     (11,582,168)
Cash flows from investing activities:            $                    $                                      $
Payments for patent filing                       $        (25,698)    $                                      $         (25,698)
Payments of security deposits                    $        (56,850)    $        56,850            (9)         $
Capital expenditures                             $        (29,507)    $                                      $         (29,507)
Net cash used in investing activities            $       (112,055)    $        56,850                        $         (55,205)
Cash flows from financing activities             $                    $                                      $
Proceeds from sales of common stock, net         $      8,573,055     $                                      $               -
Correct classification of common stock issued
   for services rendered classified in error
   under financing activities                    $                    $    (2,900,275)           (8)         $
Reclassification of changes in accrued expenses
   due related parties                           $                    $       (44,781)          (10)         $
Reclassification of proceeds form convertible
   notes                                         $                    $    (5,195,999)          (11)         $
Proceeds from sales of common stock, net         $                    $    (8,141,055)                       $         432,000
Proceeds from subscription of common stock       $       2,465,000    $    (2,465,000)          (11)         $               -
Proceeds from notes converted to stock           $       1,575,000    $    (1,575,000)          (11)         $               -
Proceeds from issuance of convertible notes      $               -    $     9,204,000           (11)         $       9,204,000
Proceeds from exercise of options and warrants   $         311,750    $        32,000           (11)         $         343,750
Net cash provided by financing activities        $      15,774,893    $    (2,945,055)                       $      12,829,838
Net increase in cash and cash equivalents        $       1,192,465    $                                      $       1,192,465
Cash and cash equivalents at beginning of period $                    $                                      $
Cash and cash equivalents at end of period       $       1,192,465    $                                      $       1,192,465

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

Costs and Expenses

Selling, General and Administrative


         Selling, general and administrative expenses for the for the three month period ended June 30, 2006 compared to same period in 2005 decreased $284,664 or 15% to $1.581 million from $1.865 million. For the nine months ended June 30, 2006, selling, general and administrative expenses decreased $19.798 million or 82% to $4.391 million from $24.189 million in the prior period. These deceases are due to non-recurring financing and related costs incurred in the prior year.


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

Total Operating Expenses


         Total operating expenses during the three and nine months ended June 30, 2006 decreased to $1.918 million from $1.915 million and $5.488 million from $24.550 million, respectively as a result of the combination of factors listed above.


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




                           APPLIED DNA SCIENCES, INC.


Date: February 29, 2008                By: /s/  JAMES A. HAYWARD
                                       -----------------------------------------
                                       James A. Hayward
                                       Chief Executive  Officer  (Principal
                                       Executive  Officer)