Form 10KSB/A
period 2006-09-30
APPLIED DNA SCIENCES INC
filed 2008-03-03
CIK 744452

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−KSB or any amendment to this Form 10−KSB. ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b−2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $18,900.

The aggregate market value of the voting and non-voting common equity held by non−affiliates was $10.6 million, as computed by reference to the last sale price of the Company’s Common Stock, as reported by the OTC Bulletin Board, on January 16, 2007.

As of December 29, 2006, the Company had outstanding 121,162,385 shares of Common Stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends the Annual Report of Applied DNA Sciences, Inc. (the “Company”) on Form 10-KSB for the year ended September 30, 2006, as filed with the Securities and change Commission on January 16, 2007 (the "Original Filing").  This Amendment is being filed for the purpose of clarifying the description of the accounting errors and related disclosures to the accompanying financial statements which gave rise to the restatement of the financial statements for the year ended September 30, 2005 and from September 16, 2002 (date of inception) through September 30, 2005 as described in Note M to the financial statements.
We have not updated the information contained herein for events occurring subsequent to January 16, 2007, the filing date of the Original Filing.
APPLIED DNA SCIENCES, INC.
AMENDMENT NO. 1 TO
FORM 10-KSB
For the Fiscal Year Ended September 30, 2006

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

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which requires us to file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549 at prescribed rates. Because we file documents electronically with the SEC, you may also obtain this information by visiting the Securities SEC’s website at http://www.sec.gov.

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

Our SigNature Program enables ourpotential clients to cost-effectively:

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

Product counterfeiting and diversion particularly harms manufacturers of consumer products, especially for prestige and established brands, and the consumers who purchase them.  For instance, according to the Gieschen Consultancy’s 2005 Document, Product and Intellectual Property Security Report, or DOPIP, consumer products associated with worldwide counterfeit enforcement arrests, charges, convictions, sentences and civil litigation in 2005 amounted to around $1.5 billion.  This total includes:

•	$695 million of entertainment and software products;
•	$283 million of clothing and accessories;
•	$193 million of cigarettes and tobacco products ;
•	$61 million of drugs and other medical supplies;
•	$36 million of toys and sports equipment;
•	$35 million of electronic equipment and supplies;
•	$12 million in perfume and cosmetics;
•	$11 million of food and alcohol products;
•	$11 million in jewelry and watches;
•	$10 million of computer equipment and supplies;
•	$123 million of other goods.

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

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  In 2006 the Center for Medicine in the Public Interest predicted that counterfeit drug sales will reach $75 billion globally in 2010, an increase of more than 90% from 2005.  In February, 2006, the World Health Organization ("WHO") estimated that counterfeits account for more than 10% of the global pharmaceuticals market, 25% of pharmaceuticals consumed in developing countries and as much as 50% in some countries, are counterfeit. According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.  The challenges presented by traditional counterfeiters have recently been supplemented by the many websites, from direct retailers to auctionsites, that offer counterfeit prescription drugs online.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including radio-frequency identification tags and electronic product codes, known as EPCs, to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.

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

The Applied DNA Solution

We believe our solution, which we call the SigNature Program, is as broadly applicable, convenient and inexpensive as existing authentication systems, while highly resistant to reverse-engineering or replication, so that it can either be applied independently or supplement existing systems in order to allow for a forensic level of authentication of the sources of a broad range of items, such as artwork and collectibles, fine wine, consumer products, digital and recording media, pharmaceuticals, financial instruments, identity cards and official documents.  The SigNature Program first involves our design and manufacture of a highly customized and encrypted botanical DNA marker, or SigNature DNA Marker.  The SigNature DNA Marker is then encapsulated and stabilized so that it is resistant to heat, organic solvents, chemicals and most importantly, ultraviolet, or UV radiation.  Once it has been encapsulated, our SigNature DNA Embedment system can be used to embed the SigNature DNA Marker directly onto products or other items or into special inks, threads and other media, which in turn can be incorporated into packaging or products.  Once it is embedded, our SigNature DNA Encryption Detector pen can instantly show the presence or absence of anyof our SigNatureDNA Markers, and our SigNature polymerase chain reaction (PCR) Kits can provide rapid forensic level authentication of specific SigNature DNA Markers.

We believe that the key characteristics and benefits of the SigNature Program are as follows:

We Believe Our SigNature DNA Markers Are Virtually Impossible to Copy

In creating unique SigNature DNA Markers, we use DNA segments from one or more botanical sources, rearrange them into unique encrypted sequences, and then implement one or more layers of anti-counterfeit techniques.  Because the portion of DNA in a SigNature DNA Markerused to identify the marker is so minute, it cannot be detected unless it is replicated billions of times over, or amplified.  This amplification can only be achieved by applying matching strands of DNA, or a primer, and PCR techniques to the SigNature DNA Marker.  The sequence of the relevant DNA in a SigNature DNA Marker must be known in order to manufacture the primer for that DNA.  As a result, we believe the effortrequired to find, amplify, select and clone the relevantDNA in a SigNature DNA Marker would involve such enormous effort and expense that SigNature DNA Markers are virtually impossible to copy without our proprietary systems.

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

Low Cost and High Accuracy

The costs associated with the DNA required to manufacture our SigNature DNA Markers are not significant since the amount of DNA required for each marker is so minute (for instance, only 3-5 parts per million when incorporated in an ink).   We manufacture the identifying segment of DNA to be used in a SigNature DNA Marker by cloning them inside microorganisms such as yeast or bacteria, which are highly productive and inexpensive to grow.  As a result, SigNature DNA Markers are relatively inexpensive when compared to other anti-counterfeiting devices such as RFIDs, EPCs, integratedcircuit chips, and holograms.  Our SigNature DNA Encryption Detectors, which use color changing dyes and molecular "triggers" to instantly detect SigNature DNA Markers, are also relatively inexpensive.  At the same time, the probability of mistakenly identifying a SigNature DNA Marker is less than 1 in 1 trillion, so our authentication systems are highly accurate, and in fact, our SigNature PCR Kits can authenticate to a forensic level.

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

Continue to Enhance Detection Technologies for Authentication of our SigNature DNA Markers

We have also identified and are further examining opportunities to collaborate withcompanies anduniversities to develop a new line of detection technologies that will provide faster and more convenient ways to authenticate our SigNature DNA Markers.

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

Target Markets

A licensee of our products, Biowell, has incorporated DNA markers, based upon the same technology we use to create our SigNature DNA Markers, in more than 1 billion consumer products including DVDs, CDs, fine art, cosmetics, luxury teas and rice wine, seafood and many other items distributed in Asia.  We have just begun offering our products and services in Europe and the United Statesand are targeting the following sixprincipal markets:

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

Digital and Recording Media

The digital and recording media industry, including the segment that records computer software on compact discs, faces significant threats from piracy and the counterfeiting and distribution of imitation media or software.  For instance, according to the BSA, in 2005 the United Stateslost $6.9 billion as a result of software piracy.  OurSigNature DNA Markers can be embedded onto digital and recording media products, such as CDs, DVDs, videotapes and computer software, as well as the packaging of these products.

Pharmaceuticals

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including RFID tags and EPCs to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.  Our SigNature DNA Markers can easily be embedded directly into pharmaceutical  packaging or into RFID tags or EPCs attached to packaging, and since they are ingestible, may be applied as part of a unit dose.  In its 2004 report "Combating Counterfeit Drugs,"the Food and Drug Administration ("FDA") noted that authentication technologies for pharmaceuticals (such as color-shifting inks, holograms, taggants, or chemical markers embedded in a drug or its label) have been sufficiently perfected that they can now serve as a critical component of a layered approach to control counterfeit drugs.  FDA's 2004 Report acknowledged the importance of using one or more authentication technologies for drug products.

Homeland Security

Governments worldwide are increasingly faced with the problems of counterfeit currencies, official documents, and identity and security cards, as well as terrorism and other security threats.  Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade.  Our SigNature Program can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them.  Our SigNature Program can be used for all types of identification and official documents, such as:

•	Passports;
•	Lawful permanent resident, or “green” cards;
•	Visas;
•	Drivers’ licenses;
•	Social Security cards;
•	Military identification cards;
•	National transportation cards;
•	Security cards for access to sensitive physical locations; and,
•	Other important identity cards, official documents and security-related cards.

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

SigNature DNA Ink:  Our SigNature DNA Ink can be applied directly or on a label that is then affixed to the product or item.  SigNature DNA Ink is highly durable and degradation resistant.  SigNature DNA Ink can be visible (colored) or invisible.  This makes it possible to mark products with a visible, or overt, and/or invisible, or covert, SigNature DNA Marker on any tangible surface such as a label.  The location of covert Signature DNA Markers on a product are recorded and stored in a secure database.  Similar medialike varnish and paints can also be used instead of ink.  Examples of products and other items onto which SigNature DNA Ink can be applied include:

•	Artwork and Collectibles: paintings, artifacts, antiques, stamps, coins, documents, collectibles and memorabilia;
•	Corporate documents: confidential, date and time dependent documents or security clearance documents;
•	Financial services: currency, stock certificates, checks, bonds and debentures;
•	Retail: event tickets, VIP tickets, clothing labels, luxury products;
•	Pharmaceuticals: tablet, capsule and pill surface printing ; and,
•	Miscellaneous: lottery tickets, inspection stamps, custom seals, passports and visas, etc.

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

Research and Development

From June 1, 2005 to September 20, 2005, we retained the Idaho National Laboratory (“INL”), which is managed and operated by Battelle Energy Alliance LLC for the Department of Energy, for the purpose of independently validating our SigNature DNA Encryption, Encapsulation, Embedment and Authentication technologies.  Currently our research and development efforts are primarily focused on the development of prototypes of new versions of our products using our existing technologies for review by prospective customers, such as different types of SigNature DNA Ink and SigNature DNA Thread.  Nonetheless, we believe that our development of new and enhanced technologies relating to our business may be important to our future success, and we continue to examine whether investments in the research and development of such technologies is merited.

Manufacturing

We have the capability to manufacture SigNature DNA Markers, covert DNA Ink, and SigNature PCR Kits at our laboratories in Stony Brook.  We rely upon Biowell to manufacture our overt color-changing DNA Ink and our SigNature DNA Encryption Detector pens.

Competition

The principal markets for our SigNature Program are intensely competitive.  We compete with many existing suppliers and new competitors continue to enter the market.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Applied Optical Technologies, Authentix, ChemTAG, Collectors Universe Inc., Collotype, Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., Informium AG, Inksure Technologies, L-1 Identity Solutions, Manakoa, SmartWater Technology, Inc., SureTrace,Tracetagand Warnex.

Some examples of competing security products include:

•	Fingerprint scanner: a system that scans fingerprints before granting access to secure information or facilities;
•	Voice recognition software: software that authenticates users based on individual vocal patterns;
•	Cornea scanner: a scanner that scan the iris of a user’s eye to compare with data in a computer database;
•	Face scanner: a scanning system that use complex algorithms to distinguish one face from another;
•
Integrated circuit chip & magnetic strips: integrated circuit chips that receive and, if authentic, send a correct electric signal back to the reader, and magnetic strips that contain information, both of which are common components of debit and credit cards;

•
Optically variable microstructures: these include holograms, which display images in three dimensions and are generally difficult to reproduce using advanced color photocopiers and printing techniques, along with other devices with similar features;

•	Elemental Taggants and Fluorescence: elemental taggants are various unique substances that can be used to mark products and other items, are revealed by techniques such as x-ray fluorescence; and,
•	Radioactivity & Rare Molecules: radioactive substances or rare molecules which are uncommon and readily detected.

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

Cryptic method of secret information carried in DNA molecule and it deencryption method
A novel nucleic acid based steganography system and application thereof
A novel method for coding based on nucleic acids and utility thereof
A novel nucleic acid based steganography system and applications thereof
921221490 03127517.6 61387/2004 04018374.1 1-2004-00742 092819 PI20043145 2004-225987 P-00200400374 764/CHE/2004
APDN (B.V.I.) Inc.
Biowell (1)
Rixflex Holdings
Limited (2)
Rixflex Holdings
Limited (2)
Rixflex Holdings
Limited (2)
Rixflex Holdings
Limited (2)
Biowell (1)
Rixflex Holdings
Limited (2)
Rixflex Holdings
Limited (2)
Rixflex Holdings
Limited (2)
			August 6, 2003 August 6, 2003 August 4, 2004 August 3, 2004 August 4, 2004 August 4, 2004 August 4, 2004 August 2, 2004 August 4, 2004 August 4, 2004	Taiwan China Korea EU Vietnam Thailand Malaysia Japan Indonesia India

Method for classifying group ID of shoppers and transferring the shopping discount to group development funds development
Method For transferring feedback foundation capable of identifying multiple objects
Method of Classifying Group ID of Shoppers and Transferring the Shopping Discount to Group Development Funds
	92119302 03150071.4 PI20042889 092217 2004-200730	APDN (B.V.I.) Inc. Rixflex Holdings Limited (2) Rixflex Holdings Limited (2) Rixflex Holdings Limited (2) Biowell (1)	July 15, 2003 July 31, 2003 August 4, 2004 July 12, 2004 July 7, 2004	Taiwan China Malaysia Thailand Japan

System and Method for authenticating multiple components associated with a particular product.	11/437,265 PCT/US2006/019660	APDN (B.V.I.) Inc. APDN (B.V.I.) Inc.	May 19, 2005 May 19, 2006	US PCT

System and Method for Marking Textiles with Nucleic Acid	10/825,968	APDN (B.V.I.) Inc.	April 15, 2004	US

Method for Transferring Feedback-Foundation capable of identifying multiple objects	92119302 03150071.4	APDN (B.V.I.) Inc. Rixflex Holdings Limited(2)	July 15, 2003 July 31, 2003	Taiwan China

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

Strategic Alliances

Purchase of Intellectual Property and License Agreement with Biowell

In the first half of 2005, Biowell transferred substantially all of its intellectual property to Rixflex Holdings Limited, a British Virgin Islands company, and on July 12, 2005, Rixflex Holdings Limited merged with and into our wholly-owned subsidiary APDN (B.V.I.) Inc., a British Virgin Islands company.  The shareholders of Rixflex Holdings Limited received  36 million shares of our common stock in consideration of this merger.  In connection with the acquisition of this Biowell intellectual property, we terminated the license agreement that we had previously entered into with Biowell in October 2002, under which we had the exclusive right to sell, market, and sub-license certain Biowell intellectual property within the United States, the European Union, Canada, Mexico, Colombia, Saudi Arabia and the United Arab Emirates.  Also in connection with this acquisition, on July 12, 2005, the Company entered into a license agreement with Biowell, whereby the Company granted Biowell an exclusive license to sell, market, and sub-license certain of the Company’s products in most Asian countries and certain Middle Eastern countries.  The license is for an initial term ending December 31, 2010, and if Biowell meets its performance goals, the license agreement will extend for an additional five year term.  If Biowell sub-licenses these products within these countries, Biowell is required to pay the Company 50% of all fees, payments or consideration or any kind received in connection with the grant of the sublicense.  Biowell is also required to pay a royalty of 10% on all net sales of these products and is required to meet certain minimum annual net sales in each of the various countries covered by the license.  We have the right to terminate the exclusivity of the license with respect to any particular country if Biowell fails to meet its annual net sales requirements for that country during the first year after the date of the agreement, and to terminate the license altogether with respect to any particular country if Biowell fails to meet its annual net sales requirements for that country for two consecutive years.  Although Biowell has not met its annual net sales requirements for any particular country to date, we have not yet terminated the exclusivity of the license with respect to any country.  Cumulative royalties earned from this agreement for the period from July 2005 through September 30, 2006 totaled $33,722.  Until the license agreement is terminated, it also provides us ownership of all improvements, modifications or alterations made by Biowell to the licensed products, the technologies underlying them, or the mode of using them, that are related to our business, and provides Biowell an exclusive license to any such improvements, modifications or alterations made by us.

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

	Fiscal 2006		Fiscal 2005

	High	Low	High	Low

First Quarter	$0.58	$0.16	$2.39	$0.42
Second Quarter	$0.37	$0.15	$1.83	$0.78
Third Quarter	$0.27	$0.10	$1.01	$0.58
Fourth Quarter	$0.17	$0.07	$0.74	$0.48
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

Amortizable
Intangible
Assets:

Intellectual
Property	$9,430,900	$7,339,100	$2,091,800	—	7

Patents	34,237	18,574	15,663	—	5

Total
Amortized
Identifiable
Intangible	$9,465,137	$7,357,674	$2,107,463	—	6.99

Total amortization expense charged to operations for the year ended September 30, 2006 and 2005 were $1,354,101 and $346,825.

Estimated amortization expense as of September 30, 2006 are as follows:

2007	$370,643
2008	370,643
2009	365,753
2010	363,792
2011 and after	636,632

Total	$2,107,463

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

As a result, the accompanying consolidated financial statements for the year ended September 30, 2005 and the quarterly periods ended December 31, 2005, March 31, 2006 and June 30, 2006 have been restated from the amounts previously reported to correct the accounting for financial derivatives.  While the  effect of the corrections to the financial statements is fully described in accompanying notes to the restated consolidated financial statements, the following is a summary of the net effect of the errors on these consolidated financial statements:

•	the Company's net loss for the year ended September 30, 2005 increased by $14,499,139 from $52,610,380 to $67,109,519;
•	the Company's current liabilities as of September 30, 2005 increased by $384,651 from $2,595,897 to $2,980,548; and,
•	the Company's other liabilities, representing warranty liabilities, as of September 30, 2005 increased by $13,673,574 from $0 to $13,673,574.

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

In their report dated January 5, 2007, our independent auditors stated that our financial statements for the year ended September 30, 2006 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our incurring net losses of $92.3 million during the period from September 16, 2002 (date of inception) to September 30, 2006.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible.  Our continued net operating losses and our auditors doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

ITEM 7.  FINANCIAL STATEMENTS.

APPLIED DNA SCIENCES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of September 30, 2006	F-2

Consolidated Statements of Losses for the years ended September 30, 2006 and 2005 and the period September 16, 2002 (date of inception) to September 30, 2006	F-3

Consolidated Statement of Stockholders' Equity (Deficiency) for the period September 16, 2002 (date of inception) to September 30, 2006	F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005 and the period September 16, 2002 (date of inception) to September 30, 2006	F-20

Notes to Consolidated Financial Statements	F-22

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

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP

McLean, Virginia
January 5, 2007

APPLIED DNA SCIENCES, INC.
(A Development stage company)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

ASSETS
Current assets:
Cash	$1,225,304
Accounts receivable	9,631
Advances and other receivables	8,419
Prepaid expenses	106,667
Total current assets	1,350,021

Property and equipment-net of accumulated depreciation of $20,885 (Note A)	156,437

Other assets:
Deposits	13,822
Capitalized finance costs-net of accumulated amortization of $636,013	1,049,087

Intangible assets:
Patients, net of accumulated amortization of $18,593 (Note B)	15,663
Intellectual property, net of accumulated amortization of $7,339,100 (Note B)	2,091,800

Total Assets	$4,676,830

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note C)	$5,560,032
Convertible notes payable, net of unamortized discount (Note D)	3,761,771
Note payable-Related Party (Note E)	410,429
Total current liabilities	9,732,232

Debt derivative and warrant liability	4,530,795

Commitments and contingencies (Note K)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 60,000 issued and outstanding	6
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 120,982,385 issued and outstanding	120,982
Additional paid in capital	82,627,606
Accumulated deficit	(92,334,791)
Total deficiency in stockholders' equity	(9,586,197)

Total liabilities and Deficiency in Stockholders' Equity	$4,676,830

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSSES

			From September 16, 2002
	For the Year Ended September 30,		(Date of Inception)
	2006	2005 (RESTATED)	Through September 30, 2006 (RESTATED)
Sales	$18,900	$-	$18,900
Cost of sales	15,639	-	15,639
Gross Profit	3,261	-	3,261

Operating expenses:
Selling, general and administrative	8,530,354	50,714,017	80,065,959
Research and development	153,191	638,873	1,030,599
Impairment of intangible asset(s)	5,655,011	-	5,655,011
Depreciation and amortization	1,370,299	356,266	1,729,726

Total operating expenses	15,708,855	51,709,156	88,481,295

NET LOSS FROM OPERATIONS	(15,705,594)	(51,709,156)	(88,478,034)

Net gain in revaluation of debt derivative and warrant liabilities	16,844,837	16,700,990	33,545,827

Other income	79,488	4,957	110,830
Interest expense	(3,828,968)	(32,106,310)	(37,513,414)

Net loss before provision for income taxes	(2,410,237)	(67,109,519)	(92,334,791)

Income taxes (benefit)	-	-	-

NET LOSS	$(2,410,237)	$(67,109,519)	$(92,334,791

Net loss per share-basic and fully diluted	$(0.02)	$(1.05)

Weighted average shares outstanding-
Basic and fully diluted	116,911,022	63,917,009

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

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Issuance of common stock to Founders in exchange for services valued at $0.0001 per share in March 2003	-	-	10,140,000	1,014	-	-	-	-	1,014

Issuance of common stock in exchange for consulting services valued at $2.50 per share in March 2003	-	-	91,060	10	230,624	-	-	-	230,634

Issuance of common stock in exchange for consulting services valued at $0.065 per share in March 2003	-	-	6,000	1	389	-	-	-	390

Common stock subscribed in exchange for cash at $1 per share in March 2003	-	-	-	-	18,000	-	-	-	18,000

Common stock issued in exchange for consulting services at $.065 per share on April 1, 2003	-	-	860,000	86	55,814	-	-	-	55,900

Common stock issued in exchange for cash at $1.00 per share on April 9, 2003	-	-	18,000	2	-	-	-	-	2

Common stock issued in exchange for consulting services at $.065 per share on April 9, 2003	-	-	9,000	1	584	-	-	-	585

Common stock issued in exchange for consulting services at $.50 per share on April 23, 2003	-	-	5,000	1	12,499	-	-	-	12,500

Common stock issued in exchange for consulting services at $2.50 per share, on June 12, 2003	-	-	10,000	1	24,999	-	-	-	25,000

Common stock issued in exchange for cash at $1.00 per share on June 17, 2003	-	-	50,000	5	49,995	-	-	-	50,000

Common stock subscribed in exchange for cash at $2.50 per share pursuant to private placement on June 27, 2003	-	-	-	-	-	24,000	-	-	24,000

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

								Deficit
					Additional			Accumulated
		Preferred		Common	Paid in	Common	Stock	During
	Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
	Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Common stock retired in exchange for note payable at $0.0118 per share, in June 30, 2003	-	-	(7,500,000)	(750)	750	-	-	-	-

Common stock issued in exchange for consulting services at $0.065 per share, on June 30, 2003	-	-	270,000	27	17,523	-	-	-	17,550

Common stock subscribed inexchange for cash at $1.00 per share pursuant to private placement on June 30, 2003	-	-	-	-	-	10,000	-	-	10,000

Common stock subscribed inexchange for cash at $2.50 pershare pursuant to private placement on June 30, 2003	-	-	-	-	-	24,000	-	-	24,000

Common stock issued in exchange for consulting services at approximately $2.01 per share, July 2003	-	-	213,060	21	428,798	-	-	-	428,819

Common stock canceled in July 2003, previously issued for services rendered at $2.50 per share	-	-	(24,000)	(2)	(59,998)	-	-	-	(60,000)

Common stock issued in exchange for options exercised at $1.00 per share in July 2003	-	-	20,000	2	19,998	-	-	-	20,000

Common stock issued in exchange for exercised of options previously subscribed at$1.00 per share in July 2003	-	-	10,000	1	9,999	(10,000)	-	-	-

Common stock issued in exchange for consulting services at approximately $2.38 per share, August 2003	-	-	172,500	17	410,915	-	-	-	410,932

Common stock issued in exchange for options exercised at $1.00 per share in August 2003	-	-	29,000	3	28,997	-	-	-	29,000

Common stock issued in exchange for consulting services at approximately $2.42 per share, September 2003	-	-	395,260	40	952,957	-	-	-	952,997

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Common stock issued inexchange for cash at $2.50 per share subscription payable-September 2003	-	-	19,200	2	47,998	(48,000)	-	-	-

Common stock issued in exchange for cash at $2.50 per share pursuant to private placement September 2003	-	-	6,400	1	15,999	-	-	-	16,000

Common stock issued in exchange for options exercised at $1.00 per share in September 2003	-	-	95,000	10	94,991	-	-	-	95,001

Common stock subscription receivablereclassification adjustment	-	-	-	-	-	-	2,600	-	2,600

Common Stock subscribed toat $2.50 per share in September 2003	-	-	-	-	-	300,000	-	-	300,000

Net Loss for the year ended September 30, 2003	-	-	-	-	-	-	-	(3,445,164)	(3,445,164)

Balance at September 30, 2003	-	$-	17,811,082	$1,781	$2,577,568	$300,000	$-	$(3,456,776)	$(577,427)

Preferred shares issues in exchange for services at $25.00 per share, October 2003	15,000	15	-	-	-	-	-	-	15

Common stock issued in exchange for consulting services at approximately $2.85 per share, October 2003	-	-	287,439	29	820,389	-	-	-	820,418

Common stock issued in exchange for cash at $2.50 per share subscription payable-October 2003	-	-	120,000	12	299,988	(300,000)	-	-	-

Common stock canceled in October 2003, previously issued for services rendered at $2.50 per share	-	-	(100,000)	(10)	(249,990)	-	-	-	(250,000)

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Common stock issued in exchange for consulting services at approximately $3 per share,November 2003	-	-	100,000	10	299,990	-	-	-	300,000

Common stock subscribed in exchange for cash at $2.50 per share pursuant to private placement, November, 2003	-	-	100,000	10	249,990	-	-	-	250,000

Common stock subscribed in exchange for cash at $2.50 per share pursuant to private placement, December, 2003	-	-	6,400	1	15,999	-	-	-	16,000

Common stock issued in exchange for consulting services at approximately $2.59 per share, December 2003	-	-	2,125,500	213	5,504,737	-	-	-	5,504,950

Common Stock subscribed to at $2.50 per share in December 2003
	-	-	-	-	-	104,000	-	-	104,000
Beneficial conversion feature relating to notes payable	-	-	-	-	1,168,474	-	-	-	1,168,474

Beneficial conversion feature relating to warrants	-	-	-	-	206,526	-	-	-	206,526

Adjust common stock par value from $0.0001 to $0.50 per share, per amendment of articles dated in December 2004	-	-	-	10,223,166	(10,223,166)	-	-	-	-

Common Stock issued pursuant to subscription at $2.50 sharein January 2004	-	-	41,600	20,800	83,200	(104,000)	-	-	-

Common stock issued in exchange for consulting services at $2.95 per share, January 2004	-	-	13,040	6,520	31,948	-	-	-	38,468

Common stock issued in exchange for consulting services at $2.60 per share, January 2004	-	-	123,000	61,500	258,300	-	-	-	319,800

Common stock issued in exchange for consulting services at $3.05 per share, January 2004	-	-	1,000	500	2,550	-	-	-	3,050

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

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Common stock issued inexchange for consulting services at $1.50 per share, April 2004	-	-	367,500	183,750	367,500	-	-	-	551,250

Common stock returned to treasury at $0.065 per share, April 2004	-	-	(50,000)	(25,000)	21,750	-	-	-	(3,250)

Preferred stock converted to common stock for consulting services at $1.01 per share in May 2004	(4,000)	(4)	100,000	50,000	51,250	-	-	-	101,246

Common stock issued per subscription May 2004	-	-	10,000	5,000	(4,000)	-	(1,000)	-	-

Common stock issued in exchange for consulting services at $0.86 per share in May 2004	-	-	137,000	68,500	50,730	-		-	119,230

Common stock issued in exchange for consulting services at $1.15 per share in May 2004	-	-	26,380	13,190	17,147	-		-	30,337

Common stock returned to treasury at $0.065 per share, June 2004	-	-	(5,000)	(2,500)	2,175	-		-	(325)

Common stock issued in exchange for consulting services at $0.67 per share in June 2004	-	-	270,500	135,250	45,310	-		-	180,560

Common stock issued in exchange for consulting services at $0.89 per share in June 2004	-	-	8,000	4,000	3,120	-	-	-	7,120

Common stock issued in exchange for consulting services at $0.65 per share in June 2004	-	-	50,000	25,000	7,250	-	-	-	32,250

Common stock issued pursuant to private placement at $1.00 per share in June 2004	-	-	250,000	125,000	125,000	-	-	-	250,000

Common stock issued in exchange for consulting services at $0.54 per share in July 2004	-	-	100,000	50,000	4,000	-	-	-	54,000

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

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Preferred shares issued in exchange for service at $25 per share in September 2004	60,000	6	-	-	1,499,994	-	-	-	1,500,000

Fair value of 2,841,000 warrants issued to non-employees and consultants for services rendered at approximately $0.71 per warrant in September 2004	-	-	-	-	2,019,862	-	-	-	2,019,862

Net Loss	-	-	-	-	-	-	-	(19,358,258)	(19,358,258)

Balance at September 30, 2004	60,000	$6	23,981,054	$11,990,527	$6,118,993	$-	$(1,000)	$(22,815,034)	$(4,706,508)

Common stock issued in exchange for consulting services at $0.68 per share in October 2004	-	-	200,000	100,000	36,000	-	-	-	136,000

Common stock returned to treasury at $0.60 per share in October 2004	-	-	(1,069,600)	(534,800)	(107,297)	-	-	-	(642,097)

Common stock issued in exchange for consulting services at $0.60 per share in October 2004	-	-	82,500	41,250	8,250	-	-	-	49,500

Common Stock issued pursuantt o subscription at $0.60 per share in October 2004	-	-	500,000	250,000	50,000	(300,000)	-	-	-

Common stock issued in exchange for consulting services at $0.50 per share in October 2004	-	-	532,500	266,250	-	-	-	-	266,250

Common Stock issued in exchange for debt at $0.50 per share in October 2004	-	-	500,000	250,000	-	-	-	-	250,000

Common Stock issued pursuant to subscription at $0.45 per share in October 2004	-	-	1,000,000	500,000	(50,000)	(450,000)	-	-	-

Common stock issued in exchange for consulting services at $0.45 per share in October 2004	-	-	315,000	157,500	(15,750)	-	-	-	141,750

Common Stock issued in exchange for consulting services at $0.47 per share in November 2004	-	-	100,000	50,000	(3,000)	-	-	-	47,000

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Common Stock issued inexchange for consultingservices at $0.80 per sharein November 2004	-	-	300,000	150,000	90,000	-	-	-	240,000

Common Stock issued inexchange for consultingservices at $1.44 per sharein November 2004	-	-	115,000	57,500	108,100	-	-	-	165,600

Common Stock issued inexchange for employeeservices at $1.44 per sharein November 2004	-	-	5,000	2,500	4,700	-	-	-	7,200

Warrants exercisedat $0.60 per sharein November 2004	-	-	60,000	30,000	6,000	(4,000)	-	-	32,000

Beneficial Conversion discount relating to Notes Payable	-	-	-	-	1,465,000	-	-	-	1,465,000

Common stock issued at $0.016 per share in exchange for note payable in December 2004	-	-	5,500,000	2,750,000	(2,661,500)	-	-	-	88,500

Common stock issued in settlement of debt at $0.50 per share in December 2004	-	-	2,930,000	1,465,000	-	(125,000)	-	-	1,340,000

Fair value of 6,063,500 warrants issued to non employees and consultants for services rendered at $0.52 per warrant in October and December 2004	-	-	-	-	3,169,052	-	-	-	3,169,052

Warrants exercised at $0.10 per share in January 2005	-	-	25,000	12,500	(10,000)	-	-	-	2,500

Common Stock issued in settlement of debt at $0.33 per share in January 2005	-	-	1,628,789	814,395	(276,895)	-	-	-	537,500

Warrants exercised at $0.10 per share in January 2005	-	-	17,500	8,750	(7,000)	-	-	-	1,750

Common Stock issued in settlement of debt at $0.33 per share in January 2005	-	-	2,399,012	1,199,504	(407,830)	-	-	-	791,674

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Common Stock issued inexchange for consulting services at $1.30 per share in January 2005	-	-	315,636	157,818	252,508	-	-	-	410,326

Fair value of warant liability reclassed due to registration rights granted in February 2005	-	-	-	-	(3,108,851)	-	-	-	(3,108,851)

Common Stock issued in exchange for consulting services at $1.44 per share in February 2005	-	-	5,796,785	2,898,393	5,418,814	-	-	-	8,317,207

Fair value of 55,000 warrants issued to consultants for services at $1.31 per warrant in February 2005	-	-	-	-	72,017	-	-	-	72,017

Common Stock issued in settlement of debt at $0.33 per share in February 2005	-	-	75,757	37,879	(12,879)	-	-	-	25,000

Warrants exercised at $0.10 per share in February 2005	-	-	20,000	10,000	(8,000)	-	-	-	2,000

Common Stock issued in settlement of debt at $0.33 per share in February 2005	-	-	606,060	303,030	(103,030)	-	-	-	200,000

Warrants exercised at $0.10 per share in February 2005	-	-	45,000	22,500	(18,000)	-	-	-	4,500

Common Stock issued in exchange for related party debt at $1.31 per share in February 2005	-	-	1,500,000	750,000	1,215,000	-	-	-	1,965,000

Common Stock issued in settlement of debt at $0.33 per share in February 2005	-	-	278,433	139,217	(47,334)	-	-	-	91,883

Common Stock issued in exchange for consulting services at $1.17 per share in February2005	-	-	17,236	8,618	11,548	-	-	-	20,166

Common stock issued in exchange for debt at $0.50 per share in February 2005	-	-	300,000	150,000	-	-	-	-	150,000

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

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Adjust common stock par value from $0.50 to $0.001 per share, per amendment of articles dated March-05	-	-	-	(32,312,879)	32,312,879	-	-	-	-

Beneficial Conversion discount relating to Notes Payable in March 2005	-	-	-	-	7,371,000	-	-	-	7,371,000

Stock options granted to employees in exchange for services rendered, at exercise price below fair value of common stock in March 2005	-	-	-	-	180,000	-	-	-	180,000

Common Stock issued in exchange for consulting services at $0.80 per share in April 2005	-	-	160,000	160	127,840	-	-	-	128,000

Common Stock issued in exchange for consulting services at $0.80 per share in April 2005	-	-	40,000	40	31,960	-	-	-	32,000

Common Stock issued in exchange for consulting services at $0.75 per share in April 2005	-	-	850,000	850	636,650	-	-	-	637,500

Common Stock issued in exchange for consulting services at $0.33 per share in April 2005	-	-	500,000	500	164,500	-	-	-	165,000

Common Stock canceled during April 2005, previously issued for services rendered at $3.42 per share	-	-	(10,000)	(10)	(34,190)	-	-	-	(34,200)

Common Stock issued in settlement of debt at $0.33 per share in April 2005	-	-	75,758	77	24,923	(25,000)	-	-	-

Common Stock issued in exchange for consulting services at $0.68 per share in April 2005	-	-	50,000	50	33,950	-	-	-	34,000

Proceeds received against subscription Payable in June 2005	-	-	-	-	-	118,000	-	-	118,000

Common Stock canceled in June 2005, previously issued for services rendered at $0.50 per share	-	-	(10,000)	(10)	(4,990)	-	-	-	(5,000)

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

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Net Loss	-	-	-	-	-	-	-	(67,109,519)	(67,109,519)

Balance as of September 30, 2005	60,000	$6	112,230,392	$112,230	$82,320,715	$20,000	$-	$(89,924,553)	$(7,471,602)

Common stock issued in exchange for services at $0.50 per share in October 2005	-	-	400,000	400	199,600	-	-	-	200,000

Common Stock issued in exchange for consulting services at $0.75 per share in October 2005	-	-	100,000	100	74,900	-	-	-	75,000

Common Stock returned inOctober 2005, previously issued for services rendered at $0.60 per share	-	-	(350,000)	(350)	(209,650)	-	-	-	(210,000)

Common stock issued pursuant to subscription at $0.50 pershare in December 2005	-	-	40,000	40	19,960	(20,000)	-	-	-

Common Stock to investors pursuant to registration rights agreement at $0.51 per share in December 2005	-	-	505,854	506	257,480	-	-	-	257,986

Common Stock returned in January 2006, previously issued for services rendered at $0.60 per share	-	-	(250,000)	(250)	(149,750)	-	-	-	(150,000)

Common Stock issued to investors pursuant to registration rights agreement at $0.32 per share in January 2006	-	-	806,212	806	257,182	-	-	-	257,988

Common Stock issued to investors pursuant to registration rights agreement at $0.20 per share in January 2006	-	-	1,289,927	1,290	256,695	-	-	-	257,985

Fair value of 200,000 warrants issued to consultants for services at $0.22 per warrant in January 2006	-	-	-	-	43,098	-	-	-	43,098

APPLIED DNA SCIENCES, INC
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY, (DEFICIENCY)
FOR THE PERIOD SEPTEMBER 16, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2006

Deficit
				Additional			Accumulated
	Preferred		Common	Paid in	Common	Stock	During
Preferred	Shares	Common	Stock	Capital	Stock	Subscription	Development
Shares	Amount	Shares	Amount	Amount	Subscribed	Receivable	Stage	Total

Common Stock issued in exchange for consulting services at $0.17 per share in February 2006	-	-	160,000	160	27,040	-	-	-	27,200

Common Stock issued in exchange for consulting services at $0.16 per share in February 2006	-	-	3,800,000	3,800	604,200	-	-	-	608,000

Common Stock returned in March 2006, previously issued for services rendered at $0.80per share	-	-	(150,000)	(150)	(119,850)	-	-	-	(120,000)

Previously issued warrants reclassed to warrant liability	-	-	-	-	(1,584,614)	-	-	-	(1,584,614)

Common Stock issued in exchange for consulting services at $0.20 per share in July 2006	-	-	2,400,000	2,400	477,600	-	-	-	480,000

Fair value of stock options granted to employees in exchange for services rendered in September 2006	-	-	-	-	153,000	-	-	-	153,000

Net loss	-	-	-	-	-	-	-	(2,410,237)	(2,410,237)

Balance as of September 30, 2006	60,000	$6	$120,982,385	$120,982	$82,627,606	$-	$-	$(92,334,791)	$(9,586,197)

See accompanying notes to consolidated financial statements

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
			For the Period
			September 16, 2002
			(Date of Inception)
	For the year ended September 30,		through
	2006	2005 (RESTATED)	September 30, 2006 (RESTATED)
Cash flows from operating activities:
Net loss	$(2,410,237)	$(67,109,519)	$(92,334,791)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	1,370,299	356,266	1,729,726
Organization expenses	-	-	88,500
Impairment of intangible assets	5,655,011	-	5,655,011
Preferred shares issued in exchange for services	-	-	1,500,000
Options and warrants issued in exchange for services rendered	1,622,825	7,358,568	11,001,255
Income attributable to re pricing of warrants and debt derivatives	(16,844,837)	(16,700,991)	(33,545,828)
Financing costs attributable to issuance of warrants	2,271,000	23,148,214	25,419,214
Amortization of beneficial conversion feature-convertible notes	-	8,836,000	10,461,000
Amortization of capitalized financing costs	636,013	-	636,013
Amortization of debt discount attributable to convertible debentures	731,490	-	731,490
Debt in exchange for common stock at fair market price	-	1,365,000	1,365,000
Common stock issued in exchange for services rendered	1,390,200	18,176,641	31,964,573
Common stock exchanged for intellectual property in connection with costs of acquiring intangible assets	-	14,689,100	14,689,100
Common stock issued in connection with penalties pursuant to registration	773,958	776,529	1,550,487
Common stock canceled-previously issued for services rendered	(480,000)	(578,270)	(1,343,845)
Change in assets and liabilities:
Increase in accounts receivable	(5,621)	(12,429)	(18,050)
Increase in prepaid expenses and deposits	(106,667)	9,297	(120,929)
Decrease in other assets	440	-	(13,450)
Decrease in due related parties	-	(111,943)	40,753
Increase (decrease) in accounts payable and accrued liabilities	2,512,312	657,589	4,925,610
Net cash used in operating activities	(2,883,815)	(9,139,948)	(15,619,161)

Cash flows from investing activities:
Payments for patent filing	-	(4,347)	(25,698)
Acquisition (disposal) of property and equipment, net	(164,571)	16,757	(177,321)
Net cash provided by (used in) investing activities	(164,571)	12,410	(203,019)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
			For the Period
			September 16, 2002
			(Date of Inception)
	For the year ended September 30,		through
	2006	2005 (RESTATED)	September 30, 2006 (RESTATED)
Cash flows from financing activities:
Proceeds from sale of common stock, net of cost	-	-	432,000
Proceeds from issuance of convertible notes	4,242,500	9,079,000	13,446,500
Proceeds from sale of options	-	102,750	343,750
Repayment of debt	-	(24,854)	(24,854)
Proceeds from loans	-	-	2,750,000
Advances from shareholders	-	-	100,088
Net cash provided by financing activities	4,242,500	9,156,896	17,047,484

Net increase in cash and cash equivalents	1,194,114	29,358	1,225,304
Cash and cash equivalents at beginning of period	31,190	1,832	-
Cash and cash equivalents at end of period	$1,225,304	$31,190	$1,225,304

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	-	-	-
Cash paid during period for taxes	-	-	-

Non-cash transactions:
Common stock issued for services	1,390,200	18,176,641	31,964,573
Common stock issued in exchange for intellectual property	-	9,430,900
Common stock issued in exchange for previously incurred debt	-	3,109,533	2,313,500
Common stock canceled-previously issued for services rendered	(480,000)	(578,270)	(1,343,845)
Common stock issued for ESOP shares		3,960,000
Common stock penalty shares issued pursuant to Pending SB-2 registration		776,529
Amortization of beneficial conversion feature		8,836,000	10,461,000
Preferred shares in exchange for service at $25 per share in September 2004	-	-	1,500,000
Fair value of options and warrants issued to consultants for services	1,622,825	7,358,568	10,848,255

Acquisition:
Common stock retained	-	1,015	1,015

Assets acquired	-	(135)	(135)
Total consideration paid	-	880	880
Organizational expenses-note issued in exchange for shares retired			88,500
Common stock issued in exchange for note payable			88,500

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB 101").  SAB 101 requires that four basic criteria must be met before revenue can be recognized :(1) persuasive evidence of an arrangement  exists;  (2) delivery has occurred; (3) the selling  price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based  on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial  Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the  remainder.  The  company's  revenu recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At September 30, 2006 property and equipment consist of:

2006
Computer equipment	$20,065
Lab equipment	51,273
Furniture	105,984
177,322
Accumulated Depreciation	(20,885)
Net	$156,437

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
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the year ended September 30, 2006; the Company granted employee stock options vesting from the date of service. The fair value of $153,000 was recorded as a charge to operations.

The following  table shows the effect on net earnings and earnings per share had compensation  cost been  recognized  based upon the estimated  fair value on the grant date of stock options for year ended September  30, 2005,  in  accordance  with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based  Compensation - Transition and Disclosure":

		For the Period
		September, 16
		2002 (Date of
	For The Year	Inception
	ended Sept 30	through
	2005	Sept 30,2005
	(RESTATED)	(RESTATED)

Net loss - as reported	$(67,109,519)	$(92,334,791)
Add: Total stock based employee
compensation expense as reported under
intrinsic value method ( APB No. 25)	-	-

Deduct: Total stock based employee
compensation expense as reported under
fair value method ( APB No. 123)	(1,406,350)	(1,406,350)
Net loss - Pro Forma	$(68,515,869)	$(93,741,141)
Net loss attributable to common
stockholders - Pro Forma	$(68,515,869)	$(93,741,141)

Basic (and assuming dilution) loss
per share - as reported	$(1.05)
Basic (and assuming dilution) loss
per share - Pro Forma	$(1.08)

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
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Promissory Notes (the “Serial Notes") entered into in 2006 (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company recorded the derivatives and related warrants at their fair values as of the inception date of the Note Agreement (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. The fair value of such options and warrants that were reclassified as liabilities from additional paid-in capital in the year ended September 30, 2006 totaled $730,111. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 111 to 112%; and risk free interest rate of 4.96 to 5.15% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives are classified as long-term liabilities (see Note F).

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

The purchase price has been allocated as follows:

Amortizable intangible assets acquired are comprised of:

Developed core technologies	$2,260,900
Developed product technologies	7,170,000
Total amortizable intangible assets	$9,430,900
Transaction costs	14,689,100
Total purchase price	$24,120,000

In Process Research & Development

The Company concluded as of the date of acquisition, the acquired intangible assets, consisting of developed core and product technologies had reached full development and that it was not the intention of the Company’s management to utilize the assets in specific research and development activities as defined in SFAS No. 2 Accounting for Research & Development Costs, As a result,  the Company  determined there was no in-process research and development (“IPR& D”) projects in place related to the technology acquired, nor any future research and development activities planned. Accordingly, there is no charge to operations during the year ended September 30, 2005 for IPR&D in connection with the acquisition of the assets.

Transaction costs

The amount of the purchase price that could not be allocated to acquired identifiable intangible assets or IPR & D was $14,689,100 and was   charged to operations as a cost of the transaction during the year ended September 30, 2005.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE B - ACQUISITION OF INTANGIBLE ASSETS (continued)

The identifiable intangible assets acquired and their carrying value at September 30, 2006 is:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years)	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(1,702,683)
Impairment (See below)	(5,655,011)
Net:	$2,107,463
Residual value:	$0

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

Total amortization expense charged to operations for the year ended September 30, 2006 and 2005 were $1,354,101 and $346,825 respectively.

Estimated amortization expense as of September 30, 2006 is as follows:

2007	$370,643
2008	370,643
2009	365,753
2010	363,792
2011 and after	636,632
Total	$2,107,463

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2006 are as follows:

Accounts payable	$334,675
Accrued consulting fees	30,000
Accrued payable taxes	-
Accrued interest payable	221,390
Other accrued expenses	4,973,967
Total	$5,560,032

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of September 30, 2006 are as follows:

September 30, 2006
10% Secured Convertible Notes Payable dated March 8, 2006, net of unamortized debt discount of $537,010 (see below)	$962,990
10% Secured Convertible Notes Payable dated May 2, 2006, net of unamortized debt discount of $303,958 (see below)	696,042
10% Secured Convertible Notes Payable dated June 15, 2006, net of unamortized debt discount of $847,261 (see below)	2,102,739
Subtotal	3,761,771

Less, current maturities	$(3,761,771)
Convertible notes payable -long-term	--

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
SEPTEMBER 30, 2006

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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
SEPTEMBER 30, 2006

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

$ 1,675,000 Convertible Notes

Convertible notes payable (“Bridge Unit Offering”) in quarterly installments of interest only at 10% per annum, secured by all assets of the Company and due on the earlier of the 9 month anniversary date of the initial closing of the offering or the completion of any equity financing of $3,000,000 or more; the Company, at its sole discretion may prepay principal at any time without penalty. The Bridge Unit Offering Notes unpaid principal along with accrued and unpaid interest  were converted to an aggregate of 4,988,051 shares of  the Company’s common shares at a price equal to approximately $0. 33 per share during the quarter ended March 31, 2005.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 2,930,000 common shares of the Company’s common stock at the price of $0.75 per share.  These warrants were issued in February, 2005 and lapse if unexercised by February, 2010.  A registration rights agreement was executed in December 2004 and consummated in February, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The registration rights agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $ 51,275 per month, may be paid, at the Company’s option, in cash or unregistered shares of the Company’s common stock.

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
SEPTEMBER 30, 2006

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

As additional consideration for the purchase of the Convertible Notes, the Company granted to the holders warrants entitling it to purchase 14,742,000 common shares of the Company’s common stock at the price of $0.75 per share.  These warrants lapse if unexercised by February, 2010.  A registration rights agreement was executed and consummated in January, 2005 requiring the Company to register the shares of its common stock underlying the Convertible Notes and warrants so as to permit the public resale thereof. The registration rights agreement provided for the payment of liquidated damages of 3.5% of the aggregate Convertible Note financing per month if the stipulated registration deadlines were not met. The liquidated damages, which approximate $ 257,985 per month, may be paid, at the Company’s option, in cash or unregistered shares of the Company’s common stock.

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

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

Revaluation of Warrant Liability

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants issued subject to registration rights as of September 30, 2006 using the Black-Scholes option pricing model (see Note G).  Assumptions were as follows: risk free rate- 4.57 to 4.90%, a volatility of 127.02% and a deemed fair value of common stock of $0.10, which was the closing price of the Company’s common stock on September 30, 2006. The difference of $16,844,837 between the fair value of the warrants as of September 30, 2006 and the previous valuation as of September 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements.

NOTE E - RELATED PARTY TRANSACTIONS

At September 30, 2006, notes payable are as follows:

Note payable, unsecured, related party, payable from August 1, 2005,	$410,429
right to convert to restricted stock in lieu of cash, rate of interest
2%, 160,000 shares prior to October 31, 2005 or 180,000 shares after that date. Since September 2005, the Company has made no payments and is now in default. (See Note N)

Less: current portion	(410,429)

Note payable - long-term	$-

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

On March 29, 2006, and April 13, 2006, the Company borrowed $200,000 in the aggregate, at a rate of 7.5% per annum, from BioCogent, Ltd., (“BioCogent”), an entity controlled by the Company’s President and Chief Executive Officer. These loans were due and payable upon the earlier to occur of (1) the close of business on June 30, 2006, or (2) the closing of the issuance and sale by the Company of its securities for gross proceeds of at least $250,000.  These loans were paid in full as of September 30, 2006.

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements exist. There were no   advances due at September 30, 2006. $-0-.

During the year ended September 30, 2006, $18,900 of the Company’s sales of products, or 100% of total sales, were made to Dr. Suwelack Skin & Health Care AG (“Dr. Suwelack”), a German corporation.  James A. Hayward, a director and Chief Executive Officer of the Company, is Dr. Suwelack's President and serves on its board of directors.  As of September 30, 2006, amounts owed to the Company by Dr. Suwelack are $9,630, which amount is included in accounts receivable.

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

		Warrants Outstanding	Weighed		Warrants Exercisable
		Weighted Average	Average		Weighted
Exercise	Number	Remaining Contractual	Exercise	Number	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.09	18,900,000	4.92	$0.09	18,900,000	$0.09
$0.10	105,464	2.76	$0.10	105,464	$0.10
$0.20	5,000	2.88	$0.20	5,000	$0.20
$0.50	16,450,000	3.77	$0.50	8,550,000	$0.50
$0.55	9,000,000	2.47	$0.55	9,000,000	$0.55
$0.60	9,132,000	3.38	$0.60	9,132,000	$0.60
$0.70	950,000	1.59	$0.70	950,000	$0.70
$0.75	17,727,000	3.75	$0.75	17,727,000	$0.75
$1.00	100,000	0.79	$1.00	100,000	$1.00
	72,369,464			64,469,464

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share

Balance, September 30, 2004	4,870,253	$0.63
Granted	32,873,000	0.71
Exercised	(142,500)	0.34
Canceled or expired	(731,289)	0.65
Balance, September 30, 2005	36,869,464	$0.67
Granted	35,250,000	0.29
Exercised	-	-
Canceled or expired	-	-
Balance, September 30, 2006	72,119,464	$0.48

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

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants as of September 30, 2006 using the Black-Scholes option pricing model.  The difference between the fair value of the warrants as of September 30, 2006 and the previous valuation as of July, 2005 has been recorded as a gain on revaluation of warrant liability, and included in the accompanying consolidated financial statements (see Note H).

In the year ended September 30, 2006, the Company granted 5,500,000 warrants to holders of the Company’s $550,000 notes payable with a $0.50 exercise price and a five year life.  For the first 36 months, the warrants include anti-dilution protection assuming no adjustment in the exercise price per share of common stock upon any reverse split of the Company’s common stock.

In the year ended September 30, 2006, the Company granted 200,000 warrants as settlement to bridge financing with a $0.70 exercise price and a three year life.

In the year ended September 30, 2006, the Company granted 10,900,000 warrants to holders of the Company’s convertible notes (See Note D).  The warrants have an exercise price of $0.50 per with a five year life.  Under certain conditions, as described in Note D, the Company as the option to redeem these warrants.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

During the year ended September 30, 2006, the Company granted 18,900,000 warrants to directors and advisors in exchange for services. The estimated fair value of the compensatory warrants granted to the non-employees in exchange for services was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of 4.68%, a dividend yield of 0% and volatility of 123%. The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $1,426,725 for the year ended September 30, 2006.

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

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	4.75	$0.68	2,745,000	$0.68
0.09	2,000,000	4.91	0.09	-	0.09
	5,660,000			2,745,000	0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2004	-	$-
Granted	3,660,000	0.68
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2005	3,660,000	$0.68
Granted	2,000,000	0.09
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2006	5,660,000	$0.47

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

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been $ 68,515,869 and $1.08, respectively, for the year ended September 30, 2005.

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

In September 2006, the Company granted an aggregate of 2,000,000 stock options to employees vesting based on future service.  The exercise price of the stock options granted was at the fair value of the Company’s common stock at the grant date and expires five years from date of issuance.

At September 30, 2006, the exercise price of the 5,660,000 options was higher than the closing price of the Company’s common stock on the NASD Over the Counter Bulletin Board (the “OTC BB”) on September 30, 2006.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s common stock on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Information pertaining to the intrinsic value of options outstanding and exercisable at September 30, 2006 and  2005  is provided below:

	2006	2005

Intrinsic value of options	$-	$-
Outstanding
Exercisable	$-	$-

Information pertaining to the intrinsic value of options exercised and the fair value of options which became vested in each of the years ended September 30, 2006 and 2005 is provided below:

	2006	2005

Intrinsic value of options exercised	$-	$-
Fair value of options vested	$153,000	$1,406,350

NOTE H – DEBT DERIVATIVE AND WARRANT LIABILITY

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

NOTE I – INCOME TAXES

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

NOTE I – INCOME TAXES (continued)

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

Non current:
Net operating loss carryforward	$32,172,000
Valuation allowance	(32,172,000)
Net deferred tax asset	$—

NOTE J-LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share:

	For the Year Ended	For the Year Ended
	September 30, 2006	September 30, 2005
Loss available for common shareholders	$(2,410,237)	$(67,109,519)
Basic and fully diluted loss per share	$(0.02)	$(1.05)
Weighted average common shares outstanding	116,911,022	63,917,009

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

Commitments for minimum rentals under non-cancelable lease at September 30, 2006 are as follows:

Year ended September 30, 2007	$50,000
2008	4,167
$54,167

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

The accompanying consolidated financial statements as of September 30, 2005 for the year ended September 30, 2005 and for the period from September 16, 2002 (date of inception) through September 30, 2005 have been restated to correct the accounting for (a) the issuance of warrants in exchange for compensation and financing activities, (b) the valuation of stock issued in settlement of related party debt, (c) the unrecorded expense accruals relating to penalties due for late registration, and (d) the errors in report preparation and miscellaneous accounting adjustments appropriate for the fair presentation of the financial statements.
The effect of these adjustments is an increase in net loss of $14,499,139 for the period from September 16, 2002 (date of inception) through September 30, 2006 and for the year ended September 30, 2005.  The effect on cash flows used in operations was a reduction of $23,903 for the year ended September 30, 2005 and an increase of $5,604 from September 16, 2002 (date of inception) to September 30, 2005.  Cash flow used in investing activities increased by $16,757 for the year ended September 30, 2005 and decreased by $12,750 for the period from September 16, 2002 (date of inception) through September 30, 2005.  Cash flow from financing activities increased by $7,146 for the year ended September 30, 2005 and for the period from September 16, 2002 (date of inception) through September 30, 2005.
The following tables summarize the effects of these adjustments on the Company’s consolidated balance sheet as of September 30, 2005, consolidated statements of operations for the year ended September 30, 2005 and from September 16, 2002 (date of inception) through September 30, 2005 and the consolidated statements of cash flow for the year ended September 30, 2005 and for the period from September 16, 2002 (date of inception) through September 30, 2005.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE M – RESTATEMENT (continued)
Consolidated Balance Sheet
September 30, 2005

	As Previously
	Reported		Adjustment	Reference	As Restated
Cash	$31,190	$			$31,190
Accounts receivables and advances	$12,429	$			$12,429
Total current assets	$43,619	$			$43,619
Property, plant and equipment, net	$8,064	$			$8,064
Deposits	$14,262	$			$14,262
Patents, net	$22,493	$			$22,493
Intellectual property, net	$9,094,082	$			$9,094,082
Total assets	$9,182,520	$			$9,182,520
Accounts payable and accrued liabilities	$2,185,468		$331,989	a	$2,517,457
Accounts and notes payable, related party	$410,429		$52,662	a	$463,091
Total current liabilities	$2,595,897		$384,651	a	$2,980,548
Debt derivative and warrant liability	$-		$13,673,574	b	$13,673,574
Total liabilities	$2,595,897		$14,058,225	a,b	$16,654,122
Preferred stock	$6	$			$6
Common stock	$112,230	$			$112,230
Common stock subscribed	$20,000	$			$20,000
Additional paid in capital	$81,879,801		$440,914	c	$82,320,715
Accumulated deficit	$(75,425,414)		$(14,499,139)		$(89,924,553)
Total deficiency in stockholders’ equity	$6,586,623		$(14,058,225)		$(7,471,602)
Total liabilities and Deficiency in Stockholders’ equity	$9,182,520	$			$9,182,520

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE M – RESTATEMENT (continued)

Consolidated Statement of Losses
For the Year Ended September 30, 2005
Operating expenses:	As Previously Reported	Adjustment		Reference	As Restated
Selling, general & administrative	$42,662,152		$8,051,865	d	$50,714,017
Research and development	$638,873	$			$638,873
Depreciation and amortization	$356,266	$			$356,266
Total operating expenses	$43,657,291		$8,051,865	d	$51,709,156
Net loss from operations	$(43,657,291)		$(8,051,865)	d	$(51,709,156)
Net gain (loss) in fair value of debt derivative and warrant liability	$-		$16,700,990	e	$16,700,990
Other income (expense)	$4,957	$			$4,957
Interest income (expense)	$(8,958,046)		$(23,148,264)	f	$(32,106,310)
Net loss	$(52,610,380)		$(14,499,139)	d,e,f	$(67,109,519)
	$(0.82)		$(0.23)		$(1.05)
Consolidated Statement of Losses
From September 16, 2002 (date of inception) through September 30, 2005
Operating expenses:	As Previously Reported	Adjustment		Reference	As Restated
Selling, general & administrative	$63,483,689		$8,051,915	d	$71,535,604
Research and development	$877,408	$			$877,408
Depreciation and amortization	$359,427	$			$359,427
Total operating expenses	$64,720,524		$8,051,915	d	$72,772,439
Net loss from operations	$(64,720,524)		$(8,051,915)	d	$(72,772,439)
Net gain (loss) in fair value of debt derivative and warrant liability	$-		$16,700,990	e	$16,700,990
Other income (expense)	$31,342	$			$31,342
Interest income (expense)	$(10,736,232)		$(23,148,214)	f	$(33,884,446)
Net loss	$(75,425,414)		$(14,499,139)	d,e,f	$(89,924,553)
Net loss per share-basic and fully diluted	$(2.12)		(0.41)		$(2.53)

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE M – RESTATEMENT (continued)
Consolidated Statement of Cash Flows
For the Year Ended September 30, 2005

Cash flows from operating activities	As Previously Reported	Adjustment	Reference	As Restated
Net income (loss)	$(52,610,380)	$(14,499,139)	d,e,f	$(67,109,519)
Adjustments to reconcile to net used in operating activities					$
Depreciation and amortization		$350,107	$			$350,107
Organization expenses	$		$
Preferred shares issued in exchange for services		$-	$			$-
Warrants issued to consultants		$956,304	$6,402,264	d		$7,358,568
Income attributable to repricing of warrants and debt derivatives	$			$(16,700,991)	e	$(16,700,991)
Financing costs attributable to issuance of warrants	$			$23,148,214	f	$23,148,214
Amortization of beneficial conversion feature –convertible notes		$8,836,000	$			$8,836,000
Fair value of common stock issued to related party in excess of debt	$-		$1,365,000	d	$1,365,000
Common stock issued in exchange for services	$14,805,128		$3,371,513	g	$18,176,641
Common stock issued in exchange for intellectual property	$14,689,100	$			$14,689,100
Common stock issued for ESOP	$3,960,000		$(3,960,000)	g	$-
Common stock issued as penalty in connection with financing	$776,529	$			$776,529
Common stock canceled-previously issued for services rendered	$(1,078,270)		$500,000	g	$(578,270)
Change in assets and liabilities:
Increase in accounts receivable	$		$(12,429)	g	$(12,429)
Increase in other assets		$(12,429)	$12,429	g	$-
Decrease in security deposits		$9,297			9,297
Capital expenditures		$16,757	$(16,757)	h	$-
Increase (decrease) in accounts payable and accrued liabilities		$297,755	$365,993	a,i	$663,748
Increase in due related parties		$(111,943)			(111,943)
Net cash used in operating activities		$(9,116,045)	$(23,903)	a,d,e,f,g,h,i	$(9,139,948)
Cash flows from investing activities:
Payments for patent filing		$(4,347)			(4,347)
Capital expenditures	$		$16,757	h	$16,757
Net cash used in investing activities		$(4,347)		$16,757	h		$12,410
Cash flows from financing activities
Proceeds from sales of common stock, net		$-	$			$
Proceeds from subscription of common stock		$9,079,000		(9,079,000)	j
Proceeds from issuance of convertible notes	$			$9,079,000	j		$9,079,000
Proceeds from exercise of options and warrants		$70,750		$32,000	g		$102,750
Payment of debt		$-		$(24,854)	i		$(24,854)
Proceeds from loans		$-	$				$-
Advances from shareholders		$-	$				$-
Net cash provided by financing activities		$9,149,750		$7,146	g,i,j		$9,156,896
Net increase in cash and cash equivalents		$29,358		$-			$29,358
Cash and cash equivalents at beginning of period		$1,832		$-			$1,832
Cash and cash equivalents at end of period		$31,190		$-			$31,190

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE M – RESTATEMENT (continued)
Consolidated Statement of Cash Flows
 From September 16, 2002 (date of inception) through September 30, 2005
Cash flows from operating activities	As Previously Reported	Adjustment	Reference	As Restated
Net income (loss)	$(75,425,414)	$(14,499,139)	d,e,f	$(89,924,553)
Adjustments to reconcile to net used in operating activities
Depreciation and amortization	$353,268	$		$353,268
Organization expenses	$88,500				$88,500
Preferred shares issued in exchange for services	$1,500,000	$			$1,500,000
Warrants issued to consultants	$2,976,166		$6,402,264	d	$9,378,430
Income attributable to repricing of warrants and debt derivatives	$-		$(16,700,991)	e	$(16,700,991)
Financing costs attributable to issuance of warrants	$-		$23,148,214	f	$23,148,214
Amortization of beneficial conversion feature –convertible notes	$10,461,000	$			$10,461,000
Fair value of common stock issued to related party in excess of debt	$-		$1,365,000	d	$1,365,000
Common stock issued in exchange for services	$27,202,860	$3,371,513		g		$30,574,373
Common stock issued for ESOP	$3,960,000	$(3,960,000)		g	$
Common stock issued in exchange for intellectual property	$14,689,100		$			$14,689,100
Common stock issued as penalty in connection with financing	$776,529		$			$776,529
Common stock canceled-previously issued for services rendered	$(1,363,845)	$500,000		g		$(863,845)
Change in assets and liabilities:
Increase in accounts receivable	$-	$(12,429)		g		$(12,429)
Increase other current assets	$(12,429)	$12,429		g	$
Increase in security deposits	$(14,262)		$			$(14,262)
Increase in capital expenditures		$(12,750)	12,750		h
Increase in other assets		$(13,890)		$		$(13,890)
Increase in due related parties		$40,753		$		$40,753
Increase (decrease) in accounts payable and accrued liabilities		$2,053,464	$365,993		a,i	$2,419,457
Net cash used in operating activities		$(12,740,950)	$5,604	a,d,e,f,g,h,i		$(12,735,346)
Cash flows from investing activities:
Payments for patent filing		$(25,698)		$		$(25,698)
Capital expenditures	$		$(12,750)		h	$(12,750)
Net cash used in investing activities		$(25,698)		$(12,750)		h		$(38,448)
Cash flows from financing activities
Proceeds from sales of common stock, net		$432,000			$			$432,000
Proceeds from subscription of common stock		$9,204,000		$(9,204,000)		j	$
Proceeds from issuance of convertible notes		$-		$9,204,000		j		9,204,000
Proceeds from exercise of options and warrants		$311,750		$32,000		g		$343,750
Payment of debt	$			$(24,854)		i		$(24,854)
Proceeds from loans		$2,750,000			$			$2,750,000
Advances from shareholders		$100,088			$			$100,088
Net cash provided by financing activities		$12,797,838		$7,146	g.i,j			$12,804,984
Net increase in cash and cash equivalents		$31,190		$-				$31,190
Cash and cash equivalents at beginning of period		$-	$					$-
Cash and cash equivalents at end of period		$31,190		$-				$31,190

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE M – RESTATEMENT (continued)
(a)            Accounts payable and accrued expenses:
As previously reported	$2,185,468
Adjustment, net	331,989
As restated	$2,517,457

In connection with the placement of convertible promissory notes in the amount of $1,465,000 in December 2004 and $1,675,000 in 2003, aggregating $3,140,000, the Company was obligated pursuant to the terms of a registration rights agreement to pay liquidated damages of 3.5% of the aggregate convertible note financing amount each month in the event it failed to have a registration statement registering the shares underlying the convertible notes declared effective by the specified deadline.  During its comment process on the Company’s Registration Statement on Form SB-2, as amended, the Securities and Exchange Commission requested that the Company provide additional disclosure regarding the Company’s accounting policies in connection with the accounting for previously issued common stock, convertible notes and warrants issued pursuant to the registration rights agreement.  The Company initially did not calculate the penalties incurred in connection with its failure to meet the deadline to file an effective registration statement.  Following its review, the Company concluded that such penalties should be calculated as 3.5% multiplied by $3,140,000 multiplied by 3.5 months, which resulted in an increase of $384,651.  The failure to properly account for such penalties resulted in an understatement of liquidated damage penalties (included in selling, general and administrative expense in the accompanying restated statement of losses) and an underestimate of accrued expenses as of September 30, 2005 aggregating $384,651.
Separately, the Company reclassified $52,662 of previously incurred debt to an officer from accounts payable and accrued expenses to accounts and notes payable - related parties.  As a result of the reclassification, accounts payable and accrued expenses were overstated by $52,662 and accounts and notes payable - related parties were understated by $52,662.  There was no adjustment to the Company’s statement of operations or cash flows as a result of the reclassification of the liability.

(b)            In conjunction with raising capital through the issuance of convertible promissory notes, the Company issued warrants that have registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified as equity.  The Company did not record the fair value of warrant liability of $13,673,574 as of September 30, 2005 with the original filing.  The net effect of the adjustment is an increase in liabilities of $13,673,574 as of September 30, 2005.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE M – RESTATEMENT (continued)
A summary of the various warrant account components is as follows:

	Debt derivative and warrant liability (Balance Sheet)	Interest Expense (Statement of Income (Loss)	Gain/Loss in fair value of debt derivative and warrant liability
Originally reported:	$-0-	$8,958,046	$-0-
Reclassification on fair value of warrants issued for services rendered (above)	5,838,514	-	(5,838,514)

Adjustment to fair value of warrants issued in previous year (see e above)		(4,355,942)	(4,355,942)
Fair value of unrecorded warrants issued in conjunction with financing (see a above)			136,401
Amended reported	$75,910,882	$30,951,611	$37,061,675

(c)            In February, 2005 the Company issued 1,500,000 shares of its restricted common stock to a Company officer and Director in exchange for $600,000 of previously incurred debt. The debt was in the form of a promissory note. The Company initially valued and recorded the issuance of the common stock based on the face value of the promissory note. Upon subsequent review the Company determined that the shares should be valued at $1.31 per share for a total of $1,965,000, which represents the fair value of the common stock on the date of the exchange. $1,365,000, the difference between the fair value of the common stock of $1,965,000 and the face value of the debt of $600,000, has been charged to current period selling, general and administrative expense. The Company initially recorded the value of the common stock at $600,000. The net effect of the adjustment is an increase of $1,365,000 in selling, general and administrative expense during the year ended September 30, 2005.
Separately, the Company initially recorded the fair value of warrants issued to non-employees in connection with its financing activities as a charge to interest expense with the offset to additional paid in capital.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.  The net effect of the adjustment is a decrease of $924,086 in interest expense during the year ended September 30, 2005.

The following summarizes the adjustments:

Summary:
Adjustment for Fair value of stock issued in settlement of related party debt:	$1,365,000
Reclassification of fair value of financing warrants issued pursuant to EITF 00-19	(924,086)
Net effect:	$440,914

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE M – RESTATEMENT (continued)

(d)            In July 2005, the Company entered into an agreement with Trilogy Capital Partners, Inc. and Jeff Pollon ("Trilogy" and "Pollon") to provide marketing services to the Company for a term of one year, terminable thereafter by either party upon 30 days prior written notice. In connection with the agreement, the Company agreed to pay Trilogy a monthly fee of $12,500. The Company also issued Trilogy and Pollon warrants to purchase an aggregate of 9,000,000 shares of common stock at $0.55 per share, exercisable for a period of three years from issuance.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded the net value of the warrants at the date of issuance as a warrant liability of $4,117,500 and charged to operations as consulting fees.  Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified as equity.  The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) a dividend yield of 0%; (2) an expected volatility of 155.3%, (3) a risk-free interest rate of 3.82%, and (4) an expected life of 3 years.
During the quarter ended December 31, 2004, the Company granted warrants to purchase 6,063,500 shares of its common stock to non-employees in exchange for services and financing expenses.  The estimated fair value of the compensatory warrants granted to the non-employees in exchange for services and financing expenses was initially determined using the Black-Scholes pricing model and the following assumptions: a contractual term of 2 to 5 years, a risk free interest rate from 2.47% to 3.53%, a dividend yield of 0% and volatility from 65.7% to 148.7%.  The amount of the expense charged to operations for compensatory warrants granted in exchange for services and financing expenses was $3,169,052 for the quarter ended December 31, 2004.

During the quarter ended March 31, 2005, the Company granted warrants to purchase 55,000 shares of its common stock to non-employees in exchange for services.  The estimated fair value of the compensatory warrants granted to the non-employees in exchange for services was determined using the Black-Scholes pricing model with the following assumptions: a contractual term of 5 years, a risk free interest rate of 3.67%, a dividend yield of 0% and volatility of 152.59%.  The amount of the expense charged to operations for compensatory warrants granted in exchange for services was $72,017 for the quarter ended March 31, 2005.

Summary:
Total value of warrants described above:	$7,358,569
Less previously recorded	(956,305)
Net:	6,402,264
Adjustment to fair value of common stock issued in settlement of related party debt (see (b) above)	1,365,000
Penalties accrued due to late registration (see (a) above)	384,651
Correction in value of shares issued for services rendered	(100,000)
Net effect:	$8,051,915

e)            In conjunction with raising capital through the issuance of convertible promissory notes, the Company issued warrants with registration rights for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded the net value of the warrants at the date of issuance as a warrant liability of $23,148,214 and charged to operations as interest expense.  Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified as equity.  The Company initially valued the warrants using the Black-Scholes pricing model with the following assumptions: (1) a dividend yield of 0%; (2) an expected volatility of 152.59%, (3) a risk-free interest rate of 3.67%, and (4) an expected life of 5 years.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE M – RESTATEMENT (continued)

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the Company revalued the warrants with underlying shares subject to registration rights as of September 30, 2005 using the Black-Scholes option pricing model.  Assumptions regarding the life, the expected dividend yield and volatility were left unchanged but the Company applied a risk free interest rate of 4.18%, a volatility of 155.91% and a deemed fair value of common stock of $0.57, which was the closing price of the Company’s common stock on September 30, 2005.  The difference of $16,700,991 between the fair value of the warrants as of September 30, 2005 and the previous valuation as of February, 2005 has been recorded as a gain on revaluation of warrant liability and included in the restated consolidated financial statements.

(f)            Please refer to paragraph 1(e) above.

(g)            The Company misclassified a number of line items within the cash flow statement; the adjustments to correct these line items are as set forth below:

1	Common stock issued for services	$3,371,513
2	Correction of shares issued originally labeled ESOP	(3,960,000)
3	Correction of amount of shares cancelled, previously issued for services	500,000
4	Decrease in change in accounts receivable	(12,429)
5	Increase in change in other assets	12,429
6	Correction of proceeds from exercise of options and warrants	32,000
7	Accounts payable correction	56,487
	Net effect:	$0

(h)            The Company initially classified capital expenditures as usage in cash flow for operations. The correct classification of the capital expenditures is under the investing activity.

(i)            The correction of the errors affecting accounts payable is summarized below:

1	Recording of accrual for penalties as described in (a) above:	$384,651
2	Misclassification of debt payments	(24,854)
3	Accrual adjustments	6,196
	Net effect	$365,993

(j)            In connection with its financing activities, the Company issued convertible debt, which was converted to common stock within the same accounting period. The Company has revised its description of the financing as proceeds received from the issuance of convertible debt instead of a sale of common stock.

APPLIED DNA SCIENCES, INC
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE N – SUBSEQUENT EVENTS

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

Item 8A — Controls and Procedures

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

Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements as of September 30, 2006 and the year then ended and the period September 16, 2002 (date of inception as a development stage company) through September 30, 2005.

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

Item 8B — Other Information

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

Chairman of the Board – Jun-Jei Sheu

On July 15, 2005, Dr. Jun-Jei Sheu was appointed as a director and elected Chairman by the board of directors.  Since November 2000, Dr. Sheu has been the Chairman of Biowell Technology Inc. Between November 2000 and August 2005, Dr. Sheu was the Chief Executive Officer of Biowell Technology Inc.  Dr. Sheu received his bachelor’s degree in Biology from Fu-Jen Catholic University in 1988, his Masters degree in Biology from Fu-Jen Catholic University in 1990, his Ph.D in Life Sciences from Intermural of Academia Sinica & National Defense Medical Center in 1996 and his MBA from South Australia University in 2000.  Dr. Sheu is also a director of Biowell Technology (S) Pte Ltd., a Singapore company, Biotechcard International Pte (S) Ltd. a Singapore company, Yan Zhan Life Technology & Marketing Inc., a Taiwanese company and Biowell Technology (Suzhou) Co. Ltd., a Chinese company, all of which are biotechnology companies.

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

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payments ($)	All Other Compensation ($)
	2006	0	0	0	0	7,500,000	0	0
James A. Hayward,CEO (1)	2005	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

(1)	James A. Hayward was appointed as Chief Executive Officer on October 5, 2005.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Jun-Jei Sheu 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	3,113,695 (3)	2.57%

James A. Hayward 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	7,759,400 (4)	6.40%

Yacov Shamash 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	250,000 (5)	0.21%

Sanford R. Simon 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	250,000 (5)	0.21%

All directors and officers as a group (4 persons)	Common Stock	11,373,095 (6)	9.39%

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Professional/Consultant/ Employee Stock and Stock Option Compensation Plan approved in November 2002	296,000	$0.60	0

2005 Incentive Stock Plan approved on January 26, 2005	5,660,000	$0.47	1,790,000

Total	5,956,000	$0.59	1,790,000

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

In February 2005, we entered into an agreement with The Research Foundation of the State University of New York acting on behalf of Stony Brook University (“The Research Foundation”) to support a project entitled “A Chimeric Method and System for DNA Encryption and Authentication.” Pursuant to this agreement, the Research Foundation made a grant of $79,005.77 to us to support the project, which amount is payable over six months. Upon approval from The Research Foundation, we will receive an additional grant of $80,000, payable over one year.  On July 31, 2006, we received an additional grant of $79,005.07 for use by us during the period from July 1, 2006 to July 1, 2007.  The general objective of this project is to further extend the application of chimeric DNA methodologies in different product applications such as ink and thread.  Dr. Sanford R. Simon, Professor of Biochemistry, Cell Biology, and Pathology at Stony Brook University and one of our directors, will lead this project on behalf of Stony Brook University together with Dr. Benjamin Liang, our Strategic Technology Development Officer.

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

In May, 2006, we signed a Business Development and Trademark License Agreement with Dr. Suwelack Skin & Health Care AG ("Dr. Suwelack") providing Dr. Suwelack 170,000 shipping labels marked with the SigNature logo using SigNature DNA Ink, and a limited, non-exclusive, non-transferable right to use the SigNature logo via these labels on its packaging.  Dr. Suwelack agreed to pay us €15,000 for these labels and rights.  €7,500 of this amount was paid upon signing of the agreement and the remaining 50% is due upon Dr. Suwelack’s receipt of the shipping labels.  James A. Hayward, a director and our Chief Executive Officer, serves on Dr. Suwelack's board of directors. BioCogent, whose President and Chief Executive Officer and sole stockholder is Dr. Hayward, provides consulting services to Dr. Suwelack.

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

Audit Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review  of the Company’s consolidated financial statements and are not reported under "Audit Fees." These services consist of responding to SEC comments and the review of and consent to registration statements ..

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DNA SCIENCES, INC.

Date: February 29, 2008	/s/JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer)	February 29, 2008
James A. Hayward

/s/ KURT JENSEN	Chief Financial Officer (Principal Financial Officer	February 29, 2008
Kurt Jensen	and Principal Accounting Officer)

/s/ YACOV SHAMASH	Director	February 29, 2008
Yacov Shamash

/s/ SANFORD R. SIMON	Director	February 29, 2008
Sanford R. Simon