Form 10QSB/A
period 2007-06-30
APPLIED DNA SCIENCES INC
filed 2008-03-03
CIK 744452

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

Yes ☐ No ☒

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-QSB/A (this “Amendment”) amends the Quarterly Report of Applied DNA Sciences, Inc. (the “Company”) on Form 10-QSB for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on August 20, 2007 (the “Original Filing”).   This Amendment is being filed for the purpose of clarifying the description of the accounting errors and related disclosures to the accompanying financial statements which gave rise to the restatement of the financial statements for the three and nine months ended June 30, 2006 and from September 16, 2002 (date of inception) through June 30, 2006 as described in Note I to the financial statements.
We have not updated the information contained herein for events occurring subsequent to August 20, 2007, the filing date of the Original Filing.

APPLIED DNA SCIENCES, INC
AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-QSB/A FOR THE
QUARTERLY PERIOD ENDING JUNE 30, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet: June 30, 2007 (Unaudited)	1

Condensed Consolidated Statements of Losses: Three Months Ended June 30, 2007 and 2006 (Unaudited) and the Period from September 16, 2002 (Date of Inception) Through June 30, 2007 (Unaudited)	2

Condensed Consolidated Statement of Stockholder’s Equity (Deficiency): For the Period from September 16, 2002 (Date of Inception) Through June 30, 2007 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows: Three Months Ended June 30, 2007 and 2006 (Unaudited) and the Period from September 16, 2002 (Date of Inception) Through June 30, 2007 (Unaudited)	17

Notes to Unaudited Condensed Consolidated Financial Information: June 30, 2007	19

Item 2. Management’s Discussion and Analysis	52

Item 3 Controls and Procedures	71

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	73

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3. Defaults Upon Senior Securities	74

Item 4. Submission of Matters to a Vote of Security Holders	74

Item 5. Other Information	74

Item 6. Exhibits	75

Signatures	75

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

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)
					From September 16, 2002
	For the three months Ended June 30,		For the nine months Ended June 30,		(Date of Inception)
	2007	2006	2007	2006	Through June 30, 2007
		RESTATED		RESTATED
Sales	$-	$18,900	$-	$18,900	$18,900
Cost of sales	-	(15,639)	-	(15,639)	15,639
Gross Profit	-	3,261	-	3,261	3,261

Operating expenses:
Selling, general and administrative	1,968,642	1,580,967	6,012,028	4,391,305	86,077,987
Research and development	25,504	-	94,289	75,276	1,124,888
Impairment of intangible asset(s)	-	-	-	-	5,655,011
Depreciation and amortization	108,357	336,824	324,594	1,021,199	2,054,320

Total operating expenses	2,102,503	1,917,791	6,430,912	5,487,780	94,912,207

NET LOSS FROM OPERATIONS	(2,102,503)	(1,914,530)	(6,430,912)	(5,484,519)	(94,908,946)

Net gain (loss) in revaluation of debt derivative and warrant liabilities	4,431,421	3,493,961	142,131	14,250,621	33,687,958
Other income	(0)	8,483	977	17,976	111,807
Interest expense	(520,963)	(826,827)	(1,945,702)	(3,177,229)	(39,459,116)

Net income (loss) before provision for income taxes	1,807,954	761,087	(8,233,506)	5,606,849	(100,568,297)

Income taxes (benefit)	-	-	-	-	-

NET INCOME (LOSS)	$1,807,954	$761,087	$(8,233,506)	$5,606,849	$(100,568,297)

Net income (loss) per share-basic	$0.01	$0.01	$(0.07)	$0.05

Net loss per share-assuming fully diluted-Note A	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average shares outstanding-
Basic	132,310,413	118,582,385	124,844,409	115,852,521
Fully diluted	170,056,948	177,501,849	162,590,944	181,716,985

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

The following tables summarize the effects of these adjustments on the Company’s condensed consolidated balance sheet as of June 30, 2006, condensed consolidated statements of losses for the three and nine months ended June 30, 2006 and for the period from September 16, 2002 (date of inception) through June 30, 2006 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2006 and for the period from September 16, 2002 (date of inception) through June 30, 2006:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statement of Income (Losses)
For the Nine Months Ended June 30, 2006

	As Previously
	Reported	Adjustment		Reference	As Restated
Sales	$18,900	$			$18,900
Cost of sales	$15,639	$			$15,639
Gross margin	$3,261	$			$3,261
Selling, general & administrative	$4,955,055		$(563,750)	d	$4,391,305
Research and development	$75,276	$			75,276
Depreciation and amortization	$1,021,199	$			$1,021,199
Total operating expenses	$6,051,530		$(563,750)	d	$5,487,780
Net loss from operations	$(6,048,269)		$563,750)	d	$(5,484,519)
Net gain (loss) in fair value of debt derivative and warrant liability	$18,606,563		$(4,355,942)	e	$14,250,621
Other income (expense)	$17,976	$			$17,976
			(136,400)	a
			(563,750)	d
			6,640,706	e
Interest income (expense)	$(9,117,785)		$5,940,556		$(3,177,229)
Net income (loss)	$3,458,485		$2,148,364		$5,606,849
Net income (loss) per share-basic	$0.03	0.02			$0.05
Net income (loss) per share-fully diluted	0.02	0.01			$0.03

Condensed Consolidated Statement of Income (Losses)
 From September 16, 2002 (date of inception) through June 30, 2006

	As Previously
	Reported	Adjustment		Reference	As Restated
Sales	$18,900	$			$18,900
Cost of sales	$15,639	$			$15,639
Gross margin	$3,261	$			$3,261
Selling, general & administrative	$70,072,368		$5,838,514	f	$75,910,882
Research and development	$968,711	$			968,711
Depreciation and amortization	$1,380,626	$			$1,380,626
Total operating expenses	$72,421,705		$5,838,514		$78,260,219
Net loss from operations	$(72,418,444)		$(5,838,514)		$(78,256,958)
Net gain (loss) in fair value of debt derivative and warrant liability	$35,307,553		$(4,355,942)	f	$30,951,611
Other income (expense)	$49,318	$			$49,318
Interest income (expense)	$(47,119,730)		$10,058,055	f	$(37,061,675)
Net income (loss)	$(84,181,303)		$(136,401)		$(84,317,703)

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2006

	As Previously
	Reported		Adjustment		Reference	As Restated
Cash flows from operating activities:
Net income (loss)		$3,458,485		$2,148,364		$5,606,849
Adjustments to reconcile to net used in operating activities
Depreciation and amortization		$1,021,199	$			$1,021,199
Organization expenses	$		$
Preferred shares issued in exchange for services		$-	$			$-
Warrants issued to consultants		$606,850		$(563,750)	d	$43,100
Income attributable to repricing of warrants and debt derivatives		$(10,118,917)		$(4,131,704)	g	$(14,250,621)
Financing costs attributable to issuance of warrants	$			$2,271,000	h	$2,271,000
Amortization of beneficial conversion feature –convertible notes		$-	$			$-
Amortization of capitalized finance costs		$247,238	$			$247,238
Amortization of debt discount attributable to convertible debenture		$-		$276,090	i	$276,090
Fair value of common stock issued to related party in excess of debt		$-	$			$-
Common stock issued in exchange for services		$710,200	$			$710,200
Common stock issued in exchange for intellectual property		$-	$			$-
Common stock issued as penalty in connection with financing		$773,958	$			$773,958
Common stock canceled-previously issued for services rendered		$(480,000)	$			$(480,000)
Change in assets and liabilities:
Increase in accounts receivable		$(18,900)	$			$(18,900)

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

As Previously
Reported	Adjustment	Reference	As Restated

Increase in prepaid expenses and deposits	$(145,849)	$		$(145,849)
Decrease in other assets	$5,940	$		$5,940
Decrease in due related parties	$(52,662)	$		$(52,662)
Increase (decrease) in accounts payable and accrued liabilities	$1,685,792	$		$1,685,792
Net cash used in operating activities	$(2,306,666)	$		$(2,306,666)
Cash flows from investing activities:
Payments for patent filing	$-
Capital expenditures	$(35,851)	$		$(35,851)
Net cash used in investing activities	$(35,851)	$		$(35,851)
Cash flows from financing activities
Proceeds from sales of common stock, net	$-	$	$
Proceeds from issuance of convertible notes	$4,242,500	$		$4,242,500
Proceeds from exercise of options and warrants	$-	$		$-
Payment of debt	$-	$		$-
Proceeds from loans	$-	$		$-
Advances from shareholders	$-	$		$-
Net cash provided by financing activities	$4,242,500	$		$4,242,500
Net increase in cash and cash equivalents	$1,899,983	$		$1,899,983
Cash and cash equivalents at beginning of period	$31,190	$		$31,190
Cash and cash equivalents at end of period	$1,931,173	$		$1,931,173

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Condensed Consolidated Statement of Cash Flows
From September 16, 2002 (date of inception) through June 30, 2006

	As Previously
	Reported		Adjustment	Reference	As Restated
Cash flows from operating activities:
Net income (loss)	$(84,181,303)		$(136,400)	a	$(84,317,703)
Adjustments to reconcile to net used in operating activities
Depreciation and amortization	$1,374,467		$(5,756)	j	$1,368,711
Organization expenses	$88,500	$			88,500
Preferred shares issued in exchange for services	$1,500,000	$			$1,500,000
Warrants issued to consultants	$3,583,016		$5,838,514	f	$9,421,530
Income attributable to repricing of warrants and debt derivatives	$(26,819,908)		$(4,131,703)	g	$(30,951,611)
Financing costs attributable to issuance of warrants	$27,265,174		$(1,846,500)	k	$25,418,674
Amortization of beneficial conversion feature –convertible notes	$10,461,000	$			$10,461,000
Amortization of capitalized finance costs	$247,238	$			$247,238
Amortization of debt discount attributable to convertible debenture	$-		$276,090	i	$276,090
Fair value of common stock issued to related party in excess of debt	$1,365,000	$			$1,365,000
Common stock issued in exchange for services	$31,284,573	$			$31,284,573
Common stock issued in exchange for intellectual property	$14,689,100	$			$14,689,100
Common stock issued as penalty in connection with financing	$1,550,487	$			$1,550,487
Common stock canceled-previously issued for services rendered	$(1,343,845)	$			$(1,343,845)
Change in assets and liabilities:
Increase in accounts receivable	$(18,900)	$			$(18,900)

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

As Previously
Reported	Adjustment	Reference	As Restated
Increase in prepaid expenses and deposits	$(163,472)	$			$(163,472)
Decrease in other assets	$(3,128)	$			$(3,128)
Decease in due related parties	$-	$			$-
Increase (decrease) in accounts payable and accrued liabilities	$4,079,990		$5,755	j	$4,085,745
Net cash used in operating activities	$(15,042,011)	$			$(15,042,011)
Cash flows from investing activities:
Payments for patent filing	$(25,698)	$			$(25,698)
Capital expenditures	$(48,602)	$			$(48,602)
Net cash used in investing activities	$(74,300)	$			$(74,300)
Cash flows from financing activities
Proceeds from sales of common stock, net	$432,000	$			$432,000
Proceeds form issuance of convertible notes	$13,446,500	$			13,446,500
Proceeds from exercise of options and warrants	$343,750	$			$343,750
Payment of debt	$(24,854)	$			$(24,854)
Proceeds from loans	$2,750,000	$			$2,750,000
Advances from shareholders	$100,088	$			$100,088
Net cash provided by financing activities	$17,047,484	$			$17,047,484
Net increase in cash and cash equivalents	$1,931,173	$			$1,931,173
Cash and cash equivalents at beginning of period	$-	$			$-
Cash and cash equivalents at end of period	$1,931,173	$			$1,931,173

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

a.
During its review of the issuance and valuation of equity instruments during the nine month period ended June 30, 2006, the Company determined that certain warrants to acquire the Company’s common stock, which were issued to non-employees in connection with the Company’s financing activities, were not valued in accordance with SFAS No. 123R.  The Company’s policy is to charge the fair value of equity instruments such as preferred and common stock, warrants and options, related to financing activities to interest expense in the period the cost is incurred. The fair value of equity instruments issued in connection with providing services to the Company by non-employees is charged to general and administrative expenses in the period the cost is incurred. The Company corrected the valuation of these warrants as a net charge to interest expense and a credit to additional paid in capital in the amount of $136,400.

b.
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

c.
During the Company’s review of the outstanding warrants and options to acquire the Company’s common stock, the Company determined that the warrants must be settled by the delivery of registered shares and the delivery of the registered shares which event is not controlled by the Company.  Therefore, management re-evaluated its accounting for the warrants under the guidelines of SFAS No. 133 and EITF Issue No. 00-19, and concluded that the embedded conversion option did not meet the SFAS No. 133 paragraph 11(a) scope exception. Accordingly, the Company determined that the warrants should be reclassified as derivative liabilities (see Note C).  In addition to incorrectly accounting for the warrants as equity instruments, the Company determined that as of March 31, 2006, the derivatives were valued in error and recorded an increase in the warrant valuation with its amended March 31, 2006 10-QSB. Although the fair value of related warrants were properly reflected in the initial June 30, 2006 10-QSB, the change from the prior reporting period due to the amended March 31, 2006 10-QSB resulted in an increase in income  for the three months ended June 30, 2006  The warrants were initially valued at $933,117.  The correct valuation is $2,089,814, an increase of $1,156,698.

d.
During its review of the issuance and valuation of equity instruments, the Company determined that $563,750, the cost related to the issuance of certain warrants to acquire the Company’s common stock, which were issued during the nine month period ended June 30, 2006 to non-employees in connection with the Company’s financing activities, was recorded in error as selling, general and administrative expenses instead of interest expense. Based upon the Company’s policy of classifying the fair value of equity instruments issued in connection with financing activities as interest expense, the Company corrected the error by reclassifying the amount of $563,750 to interest expense.

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

e.
During its review of the issuance and valuation of equity instruments, the Company determined that certain warrants to acquire the Company’s common stock, which were issued to non-employees during the year ended September 30, 2005 in connection with the Company’s financing activities, were erroneously recorded as having been issued during the nine month period ended June 30, 2006. These transactions were recorded initially in error as a charge to interest expense (initial valuation) of $6,640,706 and a gain from mark to market change from the initial valuation of $4,355,942; net $2,284,764 charge to operations.  In conjunction with the September 30, 2005 amended 10-KSB, these errors were properly corrected to reflect in the accounting period the issuance of the related warrants recording the initial valuation (interest expense)  and subsequent mark to market change. The amended June 30, 2006 10-QSB reverses the initial erroneous recording.  The effect of the error was an overstatement of $4,355,942 in the net gain in the fair value of the debt derivative and warrant liability and an overstatement of $6,640,706 in the net interest expense in the original filing, resulting in a net increase of $2,284,764 in income for the nine months ended June 30, 2006.  This amount of $2,284,764 is comprised of the corrections of errors in the recording and valuation of the following warrants:

	Original amount	Revised Amount	Increase/(decrease)
Warrants issued in December 2004	$394,698	$3,169,052	$2,774,354
Warrants issued in February 2005	-	72,017	72,017
Warrants issued in June 2005 (Company determined warrants were not properly authorized and issued)	849,047	-	(849,047)
Warrants previously cancelled, later determined issued	(287,440)	-	287,440
	$956,305	$3,241,069	$2,284,764

f.
During its review of the issuance and valuation of equity instruments, the Company determined that $5,838,514, the fair value of certain warrants to acquire the Company’s common stock that were issued to non-employees during the period from September 16, 2002 (date of inception) through September 30, 2005 in connection with payment for services rendered to the Company, was erroneously recorded as interest expenses instead of selling, general and administrative expenses.

Below is a summary of the changes to the various line items for the period from September 16, 2002 (date of inception) through June 30, 2006:

	Selling, general and administrative	Gain/Loss in fair value of warrant liability and debt derivative	Interest expense
Originally reported:	$70,072,368	$35,307,553	$47,119,730
Reclassification on fair value of warrants issued for services rendered (above)	5,838,514	-	(5,838,514)
Adjustment to fair value of warrants issued in previous year (see e above)		(4,355,942)	(4,355,942)
Fair value of unrecorded warrants issued in conjunction with financing (see a above)			136,401
Amended reported	$75,910,882	$30,951,611	$37,061,675

APPLIED DNA SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2007
(Unaudited)

NOTE I - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

g.
During its review of the issuance and valuation of equity instruments, the Company reclassified the amortization of debt discount attributable to the issuance of $4,131,704 of convertible debt separately from the income attributable to repricing of warrants and debt derivatives, as set forth below:

Reclassification of initial warrant valuations relating to financing from interest to separate line item in cash flow statement as described in (h) below:	$2,271,000
Change in non warrant valuations as described in (e) above:	2,284,764
Reclassification on non financing warrants to selling, general and administrative as described in (d) above	(563,750)
Reclassification of warrants as described in (a) above	(136,400)
Reclassification of amortization of debt discount to separate cash flow line item as described in (i) below	276,090
Total:	$4,131,704

h.
During its review of the issuance and valuation of equity instruments, the Company separately reclassified from income attributable to repricing of warrants and debt derivatives, the value of warrants issued in connection with the issuance of debt having a fair value of $2,271,000.

i.
During its review of the issuance and valuation of equity instruments, the Company reclassified the amortization of debt discount attributable to the issuance of convertible debt of $276,090 separately from income attributable to repricing of warrants and debt derivatives.

j.
During its review of capital expenditures and related depreciation and amortization, the Company corrected a classification error of $5,756 between the depreciation and amortization expenses line item and accounts payable within the cash used in operating expenses.

k.
During its review of the issuance and valuation of equity instruments, the Company determined that $1,846,500, the fair value of certain warrants to acquire the Company’s common stock issued to non-employees in connection with payment for services rendered to the Company, was charged in error to interest expense instead of selling, general and administrative expenses. This adjustment is in conjunction with (a), (f) and (g) above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

·	discuss our future expectations;

·	contain projections of our future results of operations or of our financial condition; and

·	state other “forward-looking” information.

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

Our SigNature Program enables our potential clients to cost-effectively:

·	assure manufacturers, suppliers, distributors, retailers and end-users that their products are authentic and can be forensically authenticated;

·	integrate our SigNature DNA Markers with existing security solutions such as barcodes, radio frequency identification (RFID) tags, holograms, microchips and other securities measures; and

·	add value to the “bottom-line” by helping to diminish product diversion and counterfeiting.

Counterfeit and diverted products continue to pose a significant and growing problem with consumer packaged goods, especially for prestige and established brands worldwide. Piracy, identity theft and forged documents and items are also highly prevalent in vertical markets such as digital media, fine art, luxury goods, and alcoholic beverages. Key aspects of our strategy include:

·	continuing to improve and customize our solution to meet our potential customers’ needs;

·	continuing to develop and enhance our existing DNA marker authentication technologies;

·	expanding our customer base both domestically and abroad by targeting high volume markets; and

·	augmenting our competitive position through strategic acquisitions and alliances.

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

The accounting policies identified as critical are as follows:

·	Equity issued with registration rights

·	Warrant liability

·	Fair value of intangible assets

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

There has been limited market acceptance of our botanical DNA encryption, encapsulation, embedment and authentication products and services to date. Some of the factors that will affect whether we achieve market acceptance of our solutions include:

·	availability, quality and price relative to competitive solutions;

·	customers’ opinions of the solutions’ utility;

·	ease of use;

·	consistency with prior practices;

·	scientists’ opinions of the solutions’ usefulness;

·	citation of the solutions in published research; and

·	general trends in anti-counterfeit and security solutions’ research.

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

We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

·	product performance, features and liability;

·	price;

·	timing of product introductions;

·	ability to develop, maintain and protect proprietary products and technologies;

·	sales and distribution capabilities;

·	technical support and service;

·	brand loyalty;

·	applications support; and

·	breadth of product line.

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

Our Failure To Manage Our Growth In Operations and Acquisitions of New Product Lines and New Businesses Could Harm our Business.

Any growth in our operations, if any, will place a significant strain on our current management resources. To manage such growth, we would need to improve our:

·	operations and financial systems;

·	procedures and controls; and

·	training and management of our employees.

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

Although we currently only have operations within the United States, if we were to acquire an international operation; we would face additional risks, including:

·	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

·	different or conflicting regulatory or legal requirements;

·	foreign currency fluctuations; and

·	diversion of significant time and attention of our management.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person’s account for transactions in penny stocks; and

·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and

·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

·	accounting for and disclosing the fair value of warrants and options to acquire our common stock issued to non-employees as a current period expense;

·	accounting for and disclosing the fair value of shares issued to a former Director in exchange for previously incurred debt;

·	accounting for and disclosing the fair value of warrants issued to note holders and consultants having registration rights; and

·	accounting for and disclosing the revaluation for warrant liabilities as of each reporting period.

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

Changes in Internal Controls

In addition to the remedial measures undertaken during the three months ended September 30, 2006, that we have subsequently implemented the following additional measures to address the identified material weaknesses:

·	We reviewed all convertible securities to identify any securities that may have embedded beneficial conversion features or derivatives; and

·
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
James A. Hayward
Chief Executive Officer (Principal Executive Officer)