Form 10QSB
period 2008-03-31
APPLIED DNA SCIENCES INC
filed 2008-05-15
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 13, 2008, was 192,869,937 shares.

Transitional Small Business Disclosure Format (Check one)

Yes ☐	No ☒

APPLIED DNA SCIENCES, INC QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2008

Table of Contents

-i-

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	September 30,
	2008	2007
ASSETS
Current assets:
Cash	$878,799	$25,185
Accounts Receivable	89,985	-
Prepaid expenses	25,250	101,000
Restricted cash	-	399,920
Total current assets	994,034	526,105

Property, plant and equipment-net of accumulated depreciation of $113,568 and $82,825, respectively	80,285	105,537

Other assets:
Deposits	8,322	13,822
Capitalized finance costs-net of accumulated amortization of $193,844	346,156	29,503

Intangible assets:
Patients, net of accumulated amortization of $27,854 and $25,445, respectively (Note B)	6,403	8,812
Intellectual property, net of accumulated amortization and write off of $7,884,787 and $7,702,891, respectively (Note B)	1,546,113	1,728,009

Total Assets	$2,981,313	$2,411,788

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,421,031	$13,215,975
Convertible notes payable, net of unamortized discount (Note D)	3,069,360	740,405
Other current liabilities	-	399,920
Total current liabilities	15,490,391	14,356,300

Commitments and contingencies (Note H)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; 60,000 issued and outstanding	6	6
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 192,136,603 and 180,281,661 issued and outstanding as of March 31, 2008 and September 30, 2007, respectively	192,136	180,281
Additional paid in capital	131,330,594	128,448,584
Accumulated deficit	(144,031,814)	(140,573,383)
Total deficiency in stockholders' equity	(12,509,078)	(11,944,512)

Total liabilities and Deficiency in Stockholders' Equity	$2,981,313	$2,411,788

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Sales	$207,737	$-	$330,904	$-
Cost of sales	(46,114)	-	(74,004)	-
Gross Profit	161,623	-	256,900	-

Operating expenses:
Selling, general and administrative	715,783	1,988,931	2,414,052	4,043,386
Research and development	55,900	39,479	92,226	68,785
Depreciation and amortization	107,244	108,358	215,048	216,237

Total operating expenses	878,927	2,136,768	2,721,326	4,328,408

NET LOSS FROM OPERATIONS	(717,304)	(2,136,768)	(2,464,426)	(4,328,408)

Net loss in revaluation of debt derivative and warrant liabilities	-	(6,387,761)	-	(4,289,290)
Other income	-	-	-	977
Interest expense	(608,383)	(845,709)	(994,005)	(1,424,739)

Net loss before provision for income taxes	(1,325,687)	(9,370,238)	(3,458,431)	(10,041,460)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(1,325,687)	$(9,370,238)	$(3,458,431)	$(10,041,460)

Net (loss) per share-basic and fully diluted	$(0.01)	$(0.08)	$(0.02)	$(0.08)

Weighted average shares outstanding-
Basic and fully diluted	191,517,098	121,162,385	186,798,504	121,091,176

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,458,431)	$(10,041,460)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	215,048	216,237
Net loss attributable to repricing of warrants and debt derivatives	-	4,289,290
Amortization of capitalized financing costs	185,847	777,550
Amortization of debt discount attributable to convertible debentures	832,546	1,169,123
Common stock issued in exchange for services rendered	1,040,000	-
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(89,985)	18,050
Decrease (increase) in prepaid expenses and deposits	81,250	80,000
Decrease (increase) in other assets	-	-
Increase (decrease) in accounts payable and accrued liabilities	(794,669)	2,366,177
Net cash used in operating activities	(1,988,394)	(1,125,033)

Cash flows from investing activities:
Decrease in restricted cash held in escrow	399,920	-
Acquisition (disposal) of property and equipment, net	(5,492)	(11,039)
Net cash provided by (used in) investing activities	394,428	(11,039)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,447,580	-
Net cash provided by financing activities	2,447,580	-

Net increase in cash and cash equivalents	853,614	(1,136,072)
Cash and cash equivalents at beginning of period	25,185	1,225,304
Cash and cash equivalents at end of period	$878,799	$89,232

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	-	-
Cash paid during period for taxes	-	-

Non-cash transactions:
Common stock issued for services	$1,040,000	-
Common stock issued in exchange for previously incurred debt	$50,275	$16,200

See the accompanying notes to the unaudited condensed consolidated financial statements

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada.  During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2008, the Company has accumulated losses of $144,031,814.

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

 For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2008 the Company did not have any deferred revenue.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At March 31, 2008 property and equipment consist of:

Computer equipment	$27,404
Lab equipment	60,464
Furniture	105,985
193,853
Accumulated Depreciation	(113,568)
Net	$80,285

 Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Fully diluted shares outstanding were 255,551,691 and 199,215,916 for the six months ended March 31, 2008 and 2007, respectively.

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

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

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

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the six month period ended March 31, 2008, the Company did not grant employee stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.  At March 31, 2008, allowance for doubtful receivable was $0.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $55,900 and $92,226 for the three and six month period ended March 31, 2008, respectively and  $39,479 and $68,785 for the three and six month period ended March 31, 2007, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $9,118 and $11,364 for the three and six month period ended March 31, 2008; respectively and $8,557 as advertising costs for the three and six month period March 31, 2008.

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

Restricted cash / other current liabilities

Restricted cash is comprised of funds deposited into an escrow account pending consummation of the placement of convertible debt as of December 31, 2007 (see Note L)  The related obligation is recorded as other current liabilities until consummation.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

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

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

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

The identifiable intangible assets acquired and their carrying value at March 31, 2008 is:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,257,630)
Impairment (See below)	(5,655,011)
Net:	$1,552,516
Residual value:	$0

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

Total amortization expense charged to operations for the three and six month ended March 31, 2008 was $92,661 and $184,305, respectively; $92,661 and $184,305 for the three and six month period ended March 31, 2007, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008 are as follows:

Accounts payable	$192,485
Accrued consulting fees	102,500
Accrued interest payable	184,123
Accrued penalties relating to registration rights liquidating damages	11,750,941
Other accrued expenses	190,982
Total	$12,421,031

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE C — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (continued)

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

As of March 31, 2008, the Company has not had a registration statement declared effective relating to the common stock underlying the Notes and related warrants and in accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness .  The Company has accrued $11,750,941 as of March 31, 2008 to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved.

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of March 31, 2008 are as follows:

10% Secured Convertible Notes Payable, related party, dated April 23, 2007, net of unamortized debt discount of $3,265 (see below)	$96,735
10% Secured Convertible Notes Payable dated June 27, 2007 (See below)	100,000
10% Secured Convertible Notes Payable dated June 27, 2007 (See below)	50,000
10% Secured Convertible Notes Payable, related party, dated June 30, 2007, net of unamortized debt discount of $25,238 (see below)	224,762
10% Secured Convertible Notes Payable, related party, dated July 30, 2007, net of unamortized debt discount of $16,546 (see below)	183,454
10% Secured Convertible Notes Payable, dated August 8, 2007, net of unamortized debt discount of $11,523 (see below)	88,477
10% Secured Convertible Notes Payable, related party, dated September 28, 2007, net of unamortized debt discount of $90,831 (see below)	209,169
10% Secured Convertible Notes Payable, dated October 4, 2007, net of unamortized debt discount of $149,894 (see below)	400,106
10% Secured Convertible Notes Payable, dated October 30, 2007, net of unamortized debt discount of $212,952 (see below)	387,048
10% Secured Convertible Notes Payable, dated November 29, 2007, net of unamortized debt discount of $353,956 (see below)	646,044
10% Secured Convertible Notes Payable dated December 20, 2007, net of unamortized debt discount of $145,165 (see below)	304,835
10% Secured Convertible Notes Payable dated January 17, 2008, net of unamortized debt discount of $167,692 (see below)	282,308
10% Secured Convertible Notes Payable dated March 4, 2008, net of unamortized debt discount of $153,578	96,422
3,069,360
Less: current portion	(3,069,360)
$-

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($13,333) and warrants ($40,840) to debt discount, aggregating $54,173, which will be amortized to interest expense over the term of the Notes. Amortization of $13,655 and $27,309 was recorded for the three and six month period ended March 31, 2008.

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

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated June 30, 2007 (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($63,454) and warrants ($38,900) to debt discount, aggregating $102,354, which will be amortized to interest expense over the term of the Notes. Amortization of $25,799 and $51,598 was recorded for the three and six month period ended March 31, 2008.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($33,991) and warrants ($15,920) to debt discount, aggregating $49,911, which will be amortized to interest expense over the term of the Notes. Amortization of $12,444 and $25,024 was recorded for the three and six month period ended March 31, 2008.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,643) and warrants ($7,960) to debt discount, aggregating $32,603, which will be amortized to interest expense over the term of the Notes. Amortization of $8,128 and $16,346 was recorded for the three and six month period ended March 31, 2008.

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

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated September 28, 2007 (continued)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($151,604) and warrants ($32,580) to debt discount, aggregating $184,184, which will be amortized to interest expense over the term of the Notes. Amortization of $45,920 and $92,344 was recorded for the three and six month period ended March 31, 2008.

10% Secured Convertible Promissory Notes dated October 4, 2007

On October 4, 2007, the Company issued$550,000 convertible promissory notes due October 4, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at a weighted average of $0.070229 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at a weighted average of $0.070229 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 1,100,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

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

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $59,840 to additional paid in capital and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.22%, a dividend yield of 0%, and volatility of 103.81%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($234,308) and warrants ($59,840) to debt discount, aggregating $294,148, which will be amortized to interest expense over the term of the Notes. Amortization of $73,336 and $144,253 was recorded for the three and six month ended March 31, 2008.

10% Secured Convertible Promissory Notes dated October 30, 2007

On October 30, 2007, the Company issued$650,000 convertible promissory notes due October 30, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at a weighted average of $0.104750019 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at a weighted average of $0.10590112 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 1,300,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

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

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated October 30, 2007 (continued)

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $126,100 to additional paid in capital and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.85%, a dividend yield of 0%, and volatility of 108.66%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

On November 19, 2007, a noteholder elected to convert $50,000 10% Convertible Promissory Note and accrued interest of $274 to 479,942 shares of the Company’s common stock.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($271,838) and warrants ($126,100) to debt discount, aggregating $397,938, which will be amortized to interest expense over the term of the Notes. Amortization of $91,409 and $184,986 was recorded for the three and six month period ended March 31, 2008 inclusive of the write off of the unamortized debt discount relating to the converted note described above.

10% Secured Convertible Promissory Notes dated November 29, 2007

On November 29, 2007, the Company issued $1,000,000 convertible promissory notes due November 29, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.094431519 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at a weighted average of $0.094431519 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 1,100,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

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

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $157,200 to additional paid in capital and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.42%, a dividend yield of 0%, and volatility of 106.15%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($376,659) and warrants ($157,200) to debt discount, aggregating $533,859, which will be amortized to interest expense over the term of the Notes. Amortization of $133,099 and $179,903 was recorded for the three and six month period ended March 31, 2008.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated December 20, 2007

On December 20, 2007, the Company issued$450,000 convertible promissory notes due December 20, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.074766323 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at a weighted average of $0.074766323 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 900,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

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

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $49,590 to additional paid in capital and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.45%, a dividend yield of 0%, and volatility of 104.51%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($151,875) and warrants ($49,590) to debt discount, aggregating $201,465, which will be amortized to interest expense over the term of the Notes. Amortization of $50,228 and $56,300 was recorded for the three and six month period ended March 31, 2008.

10% Secured Convertible Promissory Notes dated January 17, 2008

On January 17, 2008, the Company issued $450,000 convertible promissory notes due January 17, 2009 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.07351803 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at a weighted average of $0.07351803 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 900,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $162,095 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $48,240 to additional paid in capital and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.90%, a dividend yield of 0%, and volatility of 102.72%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated January 17, 2008

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($162,095) and warrants ($48,240) to debt discount, aggregating $210,335, which will be amortized to interest expense over the term of the Notes. Amortization of $42,643 was recorded for the three and six month period ended March 31, 2008.

10% Secured Convertible Promissory Notes dated March 4, 2008

On March 4, 2008, the Company issued $250,000 convertible promissory notes due March 4, 2009 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.125875423 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at a weighted average of $0.125875423 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In conjunction with the issuance of the notes, the Company issued 500,000 warrants to purchase the Company’s common stock at $0.50 per share over a five year term.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $107,496 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $58,350 to additional paid in capital and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 106.37%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($107,496) and warrants ($58,350) to debt discount, aggregating $165,846, which will be amortized to interest expense over the term of the Notes. Amortization of $12,268 was recorded for the three and six month period ended March 31, 2008.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were no advances due at March 31, 2008.

During the years ended September 30, 2007 and 2006, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, has advanced funds to the Company in the form of convertible promissory notes for working capital purposes (see Note D).

During the three and six month period ended March 31, 2008, the Company had sales of $50,455 and $68,518 (or 24.3% and 20.7% of total sales), respectively, to an entity whereby the Company’s Chief Executive Officer is the President.

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

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE F - CAPITAL STOCK (continued)

Preferred and Common Stock Transactions During the Three Months Ended March 31, 2008:

During the three months ended March 31, 2008, the Company issued 1,375,000 shares of common stock in conjunction with the exercise of warrants

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.09	16,400,000	3.42	$0.09	16,400,000	$0.09
$0.10	105,464	1.29	$0.10	105,464	$0.10
$0.20	5,000	.63	$0.20	5,000	$0.20
$0.50	25,350,000	3.48	$0.50	25,350,000	$0.50
$0.55	9,000,000	0.42	$0.55	9,000,000	$0.55
$0.60	8,226,000	1.27	$0.60	8,226,000	$0.60
$0.70	200,000	0.78	$0.70	200,000	$0.70
$0.75	14,797,000	1.85	$0.75	14,797,000	$0.75
	74,083,464			74,083,464

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of	Price Per
	Shares	Share
Balance, September 30, 2006	72,369,464	.48
Granted	11,200,000	0.18
Exercised	-	-
Canceled or expired	(1,135,000)	(0.70)
Outstanding at September 30, 2007	82,434,464	0.43
Granted	6,700,000	0.50
Exercised	(2,500,000)	(0.09)
Canceled or expired	(12,551,000)	(0.26)
Balance, March 31, 2008	74,083,464	$0.46

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

 The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	3.50	$0.68	3,660,000	$0.68
0.09	2,000,000	3.66	0.09	2,000,000	0.09
	5,660,000			5,660,000	0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2006	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2007	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	5,660,000	$0.47

The Company did not grant any employee options during the six months ended March 31, 2008.

NOTE H- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by significant former shareholder, expiring in October 2008. In November 2005, the Company vacated the Los Angeles facility to relocated to the new Stony Brook New York address. Total lease rental expense for the three and six month period ended on March 31, 2008  was $19,338 and $37,421, respectively.

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

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE H — COMMITMENTS AND CONTINGENCIES (continued)

On April 23, 2008, a consultant filed a complaint related to a claim for breach of contract.  In March 2005, the Company entered into a consulting agreement which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000.  In addition, the consulting agreement provided for the issuance of a five-year warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $.75.  The consultant asserts that the Company owes it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock.  This matter is in the early stages.  We intend to vigorously defend against the claims asserted against us.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Registration of Company’s Shares of Common Stock

Until the Company successfully completes its pending registration statement on SEC Form SB-2, the Company is subject to liquidated damages.  In connection with the $ 1,465,000 and $ 7,371,000 million convertible debt financing during the quarters ended December 31, 2004 and March 31, 2005, respectively, , the Company was obligated to deliver registered shares underlying the convertible notes and warrants by July 2005. Since the registration was not effective by July 2005, the Company has been accruing and charging to operations the stipulated liquidated damages in shares of Company stock accruing at the rate of 3.5% per month on the face value of the previously issued convertible notes. As of September 30, 2007, the Company has not had a registration statement declared effective relating to the common stock underlying the Notes and related warrants and in accordance with EITF 00-19-2, the Company evaluated the likelihood of achieving registration statement effectiveness.  The Company has charged to operations penalties of $7,725,585 for the year ended September 30, 2007 and has accrued $11,750,941 as of March 31, 2008 to account for these potential liquidated damages until the expected effectiveness of the registration statement is achieved (see Note C).

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

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results

Applied DNA Sciences, Inc.
Notes To Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE I - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during six month period ended March 31, 2008, the Company incurred a loss of $3,458,431. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J – SUBSEQUENT EVENTS

On April 22, 2008; the Company issued 733,334 shares of common stock upon the automatic conversion of a related party Secured Convertible Promissory Note.

On May 7, 2008, the Company issued a $100,000 10% Secured Convertible Promissory Notes with an automatic conversion one year from issuance at a weighted average conversion price of $0.079849085. Additionally, the note is convertible into shares of the Company’s common stock at any time, at the option of the noteholder, prior to the automatic conversion date, at the greater of (i) 50% of the average price of the Company’s common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.

In conjunction with the issuance of the 10% Secured Convertible Promissory Notes, the Company issued 200,000 warrants to purchase its common stock for cash or on a cashless basis at $0.50 per share exercisable over four years with certain redemption features.

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

Introduction

We provide botanical DNA encryption, embedment and authentication solutions that can help protect companies, governments and consumers from counterfeiting, fraud, piracy, product diversion, identity theft, and unauthorized intrusion into physical locations and databases.  Our SigNature Program provides a secure, accurate and cost-effective means for our customers to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items such as artwork and collectibles, fine wine, consumer products, digital media, financial instruments, identity cards and other official documents.  Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

Our SigNature Program enables our clients to cost-effectively:

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

Counterfeit and diverted products continue to pose a significant and growing problem with consumer packaged goods, especially for prestige and established brands worldwide.  Piracy, identity theft and forged documents and items are also highly prevalent in vertical markets such as digital media, fine art, luxury goods, and alcoholic beverages.  Key aspects of our strategy include:

•	continuing to improve and customize our solution to meet our current and potential customers’ needs;
•	continuing to develop and enhance our existing DNA marker authentication technologies;
•	expanding our customer base both domestically and abroad by targeting high volume markets; and
•	augmenting our competitive position through strategic acquisitions and alliances.

We have also begun to develop and manufacture DermalRx, an ingredient for use in skin care products, which allows for exfoliation without the irritation or inflammation associated with chemical peeling.

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

The Company has an accumulative accrual of $ 11,750,941 in liquidating damages in relationship to the previously outstanding convertible promissory notes and related warrants.

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

The identifiable intangible assets acquired and their carrying value at March 31, 2008 is:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,165,986)
Impairment (See below)	(5,746,655)
Net:	$1,552,516
Residual value:	$0

Total amortization expense charged to operations for the three months ended March 31, 2008 was $92,661. Amortization expense changed to operations for the three months ended March 31, 2007 was $92,661.

Estimated amortization expense as of March 31, 2008 is as follows:

2008	$186,338
2009	365,842
2010	363,792
2011	363,792
2012 and thereafter	272,752
Total	$1,552,516

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

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

Revenues

During the year ended September 30, 2007, we transitioned from a development stage enterprise to an operating company.  For the three months ended March 31, 2008, we generated $207,737 in revenues from operations and our cost of sales for the three months ended March 31, 2008 was $46,114, netting us a gross profit of $161,623..  For the three months ended March 31, 2007, we had no revenues or cost of sales.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $1,988,931 for the three months ended March 31, 2007 to $715,783 for the three months ended March 31, 2008. The decrease of $1,273,148, or 64%, is primarily attributable to a decrease in cost incurred in connection with professional services.

Research and Development

Research and development expenses increased to $55,900 for the three months ended March 31, 2008 from $39,479 for the same period in 2007.  The increase of $16,421 is attributed to more research and development activity related to the recent development and feasibility study agreements than during the prior period.

Depreciation and Amortization

In the three months ended March 31, 2008, depreciation and amortization decreased by $1,114 from $108,358 to $107,244 for the period compared to the same period in 2007.  The decrease is attributable to the reduced depreciation of our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $878,927 from $2,136,768, or a decrease of $1,257,841 primarily attributable to a decrease in costs incurred in connection with professional services.

Other Income/Loss

Loss on reevaluation of debt derivative and warrant liability decreased by $6,387,761 from a loss of $6,387,761 for the three months ended March 31, 2007 to $0 for the three months ended March 31, 2008.  In September 2007, we exchanged common stock for the remaining Secured Convertible Promissory Notes that contained embedded derivatives. As a result, we reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the related debt.

Interest Expenses

Interest expense for the three months ended March 31, 2008 decreased by $237,326 to $608,383 from $845,709 in the same period of 2007.  The decrease in interest expense was due to a reduction in outstanding debt.

Net Income (loss)

Net loss for the three months ended March 31, 2008 deceased to $1,325,687 from a net loss of $9,370,238 in the prior period primarily attributable to the factors above.

Six Months Ended March 31, 2008 Compared With Six Months Ended March 31, 2007

Revenues

For the six months ended March 31, 2008, we generated $330,904 in revenues from operations and our cost of sales for the six months ended March 31, 2008 was $74,004, netting us a gross profit of $256,900.  For the six months ended March 31, 2007, we had no revenues or cost of sales.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $4,043,386 for the six months ended March 31, 2007 to $2,414,052 for the six months ended March 31, 2008. The decrease of $1,629,334, or 40.3%, is primarily attributable to a decrease in cost incurred in connection with professional services.

Research and Development

Research and development expenses increased to $92,226 for the six months ended March 31, 2008 from $68,785 for the same period in 2007.  The increase of $23,441 is attributed to more research and development activity related to the recent development and feasibility study agreements than during the prior period.

Depreciation and Amortization

In the six months ended March 31, 2008, depreciation and amortization decreased by $1,189 from $216,237 to $215,048 for the period compared to the same period in 2007.  The decrease is attributable to the reduced depreciation of our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $3,458,431 from $10,041,460, or a decrease of $6,583,029, primarily attributable to a decrease in costs incurred in connection with professional services.

Other Income/Loss

Loss on reevaluation of debt derivative and warrant liability decreased by $4,289,290 from a loss of $4,289,290 for the six months ended March 31, 2007 to $0 for the six months ended March 31, 2008.  In September 2007, we exchanged common stock for the remaining Secured Convertible Promissory Notes that contained embedded derivatives. As a result, we reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the related debt.

Interest Expenses

Interest expense for the six months ended March 31, 2008 decreased by $430,734 to $994,005 from $1,424,739 in the same period of 2007.  The decrease in interest expense was due to a reduction in outstanding debt.

Net Income (loss)

Net loss for the six months ended March 31, 2008 decreased to $3,458,431 from a net loss of $10,041,460 in the prior period primarily attributable to a combination of the factors described above.

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

As of March 31, 2008, we had a working capital deficit of approximately $14.5 million.  For the six month period ended March 31, 2008, we generated a net cash flow deficit from operating activities of approximately $2.0 million consisting primarily of year to date losses of approximately $3.5 million.  Non-cash adjustments included $1,233,441 in depreciation and amortization charges and common stock issued for services provided of $1,040,000.  Additionally, we had a net increase in current assets of $8,735 and a net increase in current liabilities of $794,669.  Cash provided in investing activities totaled $394,428, primarily from release of escrow funds of $399,920 net with acquisition of property and equipment of $5,492. We met our cash flow needs by issuance of convertible notes of $2,447,580, net, for the six months ended March 31, 2008.

We expect capital expenditures to be less than $200,000 in fiscal 2008. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Debt and Equity Financing Transactions

Fiscal 2006

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

Fiscal 2007

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

Fiscal 2008

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

From January 1, 2008 through the end of March 2008, we sold seven units at a price of $100,000 per unit for sale to “accredited investors,” as defined in regulations promulgated under the Securities Act, for aggregate gross proceeds of $700,000.  Each unit consists of (i) a $100,000 Principal Amount 10% Secured Convertible Promissory Note and (ii) a warrant to purchase 200,000 shares of our common stock.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.  The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

We claim an exemption from the registration requirements of the Securities Act for the private placement of the units described above pursuant to Section 4(2) of the Securities Act because each of the units was made in a sale by the issuer not involving a public offering.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern.  Our auditors, in their report dated January 14, 2008, have expressed substantial doubt about our ability to continue as going concern.  Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products.  Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

We have a short operating history with our current business model, which involves the marketing, sale and distribution of botanical DNA encryption, embedment and authentication products and services, which are based on technologies that we acquired in July 12, 2005 from Biowell Technology, Inc. (“Biowell”).  We first derived revenue from this model in the second calendar quarter of 2006, which was insignificant.  Prior to the July 12, 2005 acquisition, our operations consisted principally of providing marketing and business development services to Biowell.  As a result, we have a very limited operating history for you to evaluate in assessing our future prospects.  In fiscal 2007 we transitioned from a developmental stage to an operating company.  Our operations since inception have not produced significant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  If we create revenues in the future, prior to our introduction of any new products, we will derive all such revenues from the sale of botanical DNA encryption, encapsulation, embedment and authentication products and services, which is an immature industry.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses which may continue, and which may harm our ability to obtain financing and continue our operations.

We incurred net losses of $13.3 million for the year ended September 30, 2007 and $2.4 million for the year ended September 30, 2006.  For the six months ended March 31, 2008, we incurred a net loss from operations of $3,458,431.  These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and our interest expense on notes and warrants we issued to obtain financing.  Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company.  We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future.  Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance.  If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing.  As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

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

The principal markets for our SigNature Program are intensely competitive.  We compete with many existing suppliers and new competitors continue to enter the market.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Authentix, Collectors Universe Inc., Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Manakoa, OpSec Security Group, SmartWater Technology, Inc., Sun Chemical Corp, and Tracetag.

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

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers.  We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future.  In the event that a claim is successfully brought against us, considering our lack of revenue and the losses our business has incurred for the period from our inception to March 31, 2008, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Our failure to have our Registration Statement on Form S-1 declared effective by the SEC could harm our ability to seek financing.

On October 15, 2005 we filed a registration statement on Form SB-2 (now on Form S-1) with the SEC registering for resale common stock issued upon conversion of convertible promissory notes and underlying warrants.  In response to the SEC's comment and review process we have filed nine amendments to the registration statement to date.  If the registration statement is declared effective, we are obligated to file additional registration statements with respect to subsequent private placements of common stock issued upon convertible promissory notes and underlying warrants.  Our failure to have the registration statement declared effective on a timely basis may harm our ability to seek financing in the future.

We are obligated to pay liquidated damages as a result of our failure to have our registration statement declared effective prior to June 15, 2005, and any payment of liquidated damages will either result in depletion of our limited working capital or issuance of shares of common stock which would cause dilution to our existing shareholders.

Pursuant to the terms of a registration rights agreement with respect to common stock underlying convertible notes and warrants we issued in private placements in November and December, 2003, December, 2004, and January and February, 2005, if we did not have a registration statement registering the shares underlying these convertible notes and warrants declared effective on or before June 15, 2005, we are obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, which equals $367,885, until the registration statement is declared effective.  At our option, these liquidated damages can be paid in cash or unregistered shares of our common stock.  To date we have decided to pay certain of these liquidated damages in common stock, although any future payments of liquidated damages may, at our option, be made in cash.  If we decide to pay such liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds.  If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due.  Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,807,375 shares of common stock in liquidated damages from August, 2005 to January, 2006 to persons who invested in the January and February, 2005 private placements.  The issuance of shares upon any payment by us of further liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements.  We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons.  Nonetheless, as of March 31, 2008 we have accrued approximately $11.8 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

We initially filed our registration statement on Form SB-2 with the SEC on February 15, 2005.  We filed Amendment No.9 to the Registration Statement on Form SB-2 on Form S-1 on April 21, 2008 and the SEC’s review and comment process is continuing.  We can give no estimate as to when the registration statement will be declared effective.  Our failure to have the registration statement declared effective has and may continue to adversely impact our ability to secure financing.

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

As of May 13, 2008, we had 192,869,937 shares of common stock issued and outstanding and outstanding options and warrants to purchase 79,743,464 shares of common stock.  All of the shares issuable upon exercise of our options and warrants may be sold without restriction.  The sale of these shares may adversely affect the market price of our common stock.  The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

We may not be able to implement section 404 of the Sarbanes Oxley Act of 2002 on a timely basis.

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

Item 3. Controls and Procedures

a)    Evaluation of Disclosure Controls and Procedures: As of March 31, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act and Rules 13a-15(e) and 15d-15(e) promulgated thereunder.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed under the Exchange Act.

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

Applied DNA Sciences, Inc. v. Paul Reep et al. (Los Angeles County Superior Court Case No. BC 367661):

We filed this action against the defendants, Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona, Peter Brocklesby, Cheri Lu Brocklesby and Angela Wiggins on or about March 9, 2007.  In this matter, we have asked the court to make a judicial determination that the defendants were unjustly enriched and breached fiduciary duties owed to the company.  Specifically, we maintain that Reep and others knowingly accepted 1 million shares of unrestricted company stock even though they knew the stock the Board of Directors had not approved the issuance and Peter Brocklesby could not authorize such an issuance without board approval.  We have resolved our claims against all of the defendants except Reep and the Brocklesbys.  After the resolution of the claims involving the other defendants, we agreed with Reep that this case should be consolidated with Paul Reep v. Applied DNA Sciences, Inc. et al, Los Angeles Superior Court Case No. BC345702.  The trial in the consolidated matter is currently set for April 2008.  We intend to vigorously prosecute our claims against Reep.

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

Douglas A. Falkner v. Applied DNA Sciences, Inc. (Los Angeles County Superior Court Case No. BC 386557):

Falkner commenced this action asserting counts for breach of contract under his employment agreements dated March 10, 2003 and June 16, 2003 and wrongful discharge in violation of public policy.  The relief sought includes unspecified compensatory damages, unspecified exemplary and punitive damages, and attorneys’ fees.  This matter is in the early stages of discovery.  We intend to vigorously defend against the claims asserted against us.

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219)

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract.  In March 2005, we entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000.  In addition, the consulting agreement provided for the issuance by us to Intervex of a five-year warrant to purchase 250,000 shares of our common stock with an exercise price of $.75.  Intervex asserts that we owe it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock.  This matter is in the early stages.  We intend to vigorously defend against the claims asserted against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended March 31, 2008, we sold seven units at a price of $100,000 per unit for sale to “accredited investors,” as defined in regulations promulgated under the Securities Act, for aggregate gross proceeds of $700,000.  Each unit consists of (i) a $100,000 Principal Amount 10% Secured Convertible Promissory Note and (ii) a warrant to purchase 200,000 shares of our common stock.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.  The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

In conjunction with the private placement of the units, we paid an aggregate of $115,000 to the placement agent.

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

3.5
Articles of Amendment of Articles of Incorporation of Applied DNA Sciences, Inc. increasing the number of authorized shares of the company's common stock, filed on May 17, 2007 with the Nevada Secretary of State, filed as an exhibit to Amendment No. 9 to Form SB-2 dated April 21, 2008 to the Registration Statement on Form S-1 filed with the Commission on April 21, 2008 and incorporated herein by reference.

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

APPLIED DNA SCIENCES, INC.

Date: May 15, 2008	By: /s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer