Form 10QSB
period 2008-06-30
APPLIED DNA SCIENCES INC
filed 2008-08-14
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes ☐                       No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2008, was 200,391,959 shares.

Transitional Small Business Disclosure Format (Check one)

   Yes ☐                        No ☒

APPLIED DNA SCIENCES, INC
QUARTERLY REPORT ON FORM 10-QSB FOR THE
QUARTERLY PERIOD ENDING JUNE 30,2008

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash	$585,152	$25,185
Accounts Receivable	89,483	-
Prepaid expenses	114,583	101,000
Restricted cash	-	399,920
Total current assets	789,218	526,105

Property, plant and equipment-net of accumulated depreciation of $129,641 and $82,825, respectively	81,221	105,537

Other assets:
Deposits	8,322	13,822
Capitalized finance costs-net of accumulated amortization of $329,584 and 7,997, respectively	225,416	29,503

Intangible assets:
Patients, net of accumulated amortization of $30,388 and $25,445, respectively (Note B)	3,868	8,812
Intellectual property, net of accumulated amortization and write off of $7,975,735 and $7,702,891, respectively (Note B)	1,455,165	1,728,009

Total Assets	$2,563,210	$2,411,788

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,778,317	$13,215,975
Convertible notes payable, net of unamortized discount (Note D)	3,168,920	740,405
Other current liabilities	-	399,920
Deferred revenue	60,000	-
Total current liabilities	16,007,237	14,356,300

Commitments and contingencies (Note H)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized; 60,000 issued and outstanding	6	6
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 197,104,480 and 180,281,661 issued and outstanding as of June 30, 2008 and September 30, 2007, respectively	197,104	180,281
Additional paid in capital	131,919,396	128,448,584
Accumulated deficit	(145,560,533)	(140,573,383)
Total deficiency in stockholders' equity	(13,444,027)	(11,944,512)

Total liabilities and Deficiency in Stockholders' Equity	$2,563,210	$2,411,788

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2008	2007	2008	2007

Sales	$252,691	$-	$583,595	$-
Cost of sales	(50,489)	-	(124,493)	-
Gross Profit	202,202	-	459,102	-

Operating expenses:
Selling, general and administrative	951,828	1,968,642	3,365,880	6,012,028
Research and development	19,816	25,504	112,042	94,289
Depreciation and amortization	109,555	108,357	324,603	324,594

Total operating expenses	1,081,199	2,102,503	3,802,525	6,430,911

NET LOSS FROM OPERATIONS	(878,997)	(2,102,503)	(3,343,423)	(6,430,911)

Net gain in revaluation of debt derivative and warrant liabilities	-	4,431,421	-	142,131
Other income	-	-	-	977
Interest expense-net	(649,722)	(520,963)	(1,643,727)	(1,945,702)

Net (loss)/income before provision for income taxes	(1,528,719)	1,807,954	(4,987,150)	(8,233,506)

Income taxes (benefit)	-	-	-	-

NET (LOSS) INCOME	$1,528,719)	$1,807,954	$(4,987,150)	$(8,233,506)

Net income (loss) per share-basic	$0.01)	$0.01	$(0.03)	$(0.07)

Net loss per share- assuming fully diluted - Note A		$(0.02)

Weighted average shares outstanding-
Basic	192,749,058	132,310,413	188,818,049	124,844,409
Fully diluted		170,056,948

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,987,150)	$(8,233,506)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	324,603	324,594
Income attributable to repricing of warrants and debt derivatives	-	(142,131)
Amortization of capitalized financing costs	321,587	1,005,975
Amortization of debt discount attributable to convertible debentures	1,375,876	1,590,612
Common stock issued in exchange for services rendered	1,040,000	-
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(89,483)	9,631
Decrease (increase) in prepaid expenses and deposits	(8,083)	(32,208)
Decrease (increase) in other assets	-	8,419
Increase (decrease) in accounts payable and accrued liabilities	(387,383)	3,811,641
Increase (decrease) in deferred revenue	60,000	-
Net cash used in operating activities	(2,350,033)	(1,656,973)

Cash flows from investing activities:
Decrease in restricted cash held in escrow	399,920	-
Acquisition of property and equipment, net	(22,500)	(11,039)
Net cash provided by (used in) investing activities	377,420	(11,039)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	2,532,580	477,500
Net cash provided by financing activities	2,532,580	477,500

Net increase in cash and cash equivalents	559,967	(1,190,512)
Cash and cash equivalents at beginning of period	25,185	1,225,304
Cash and cash equivalents at end of period	$585,152	$34,792

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	-	-
Cash paid during period for taxes	-	-

Non-cash transactions:
Common stock issued for services	$1,040,000	-
Common stock issued in exchange for previously incurred debt	$600,275	$4,361,200

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada.  During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through  June 30, 2008, the Company has accumulated losses of $145,560,533.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2008 the Company ‘s  deferred revenue was $60,000.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At June 30, 2008 and September 30, 2007 property and equipment consist of:

	June 30, 2008	September 30, 2007
Computer equipment	$27,404	$27,404
Lab equipment	77,473	54,973
Furniture	105,985	105,985
	210,862	188,362
Accumulated Depreciation	(129,641)	(82,825)
Net	$81,221	$105,537

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net income (loss) per share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended June 30, 2007:

Three Months Ended June 30, 2007
Net income used in computing basic net income per share	$1,807,954
Impact of assumed assumptions:
Fair value of warrants relating to convertible debt charged to interest expense	-
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(4,431,421)
Net loss in computing diluted net loss per share:	$(2,623,467)

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. The weighted average shares outstanding used in the basic net income per share computations for the three months ended June 30, 2007 was 132,310,413. In determining the number of shares used in computing diluted loss per share, the Company added approximately 37,746,535 for the three months ended June 30, 2007.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Fully diluted shares outstanding were 254,201,883 and 162,590,944 for the nine months ended June 30, 2008 and 2007, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No.  123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No.  123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2006 and for the subsequent periods. The Company issued employee unvested employee options as stock-based compensation during the year ended September 30, 2006 and therefore has no unrecognized stock compensation related liabilities ended September 30, 2006. For the year ended September 30, 2007, the Company did not issue any stock based compensation.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. In the nine month period ended June 30, 2008, the Company granted employee stock options.  For information on the employee stock options granted on June 17, 2008, please see “Note G – Stock Options and Warrants – Amendment to the 2005 Incentive Stock Plan and Recent Equity Award Grants” below.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.  At June 30, 2008, allowance for doubtful receivable was $0.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $19,816 and $112,042 for the three and nine month periods ended June 30, 2008, respectively, and  $25,504 and $94,289 for the three and nine month periods ended June 30, 2007, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $35,643 and $47,007 for the three and nine month periods ended June 30, 2008, respectively, and $-0- and $12,568 as advertising costs for the three and nine month periods ended June 30, 2007.

Intangible Assets

The Company amortized its intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful life for patents is five years while intellectual property uses a seven year useful life.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.

Restricted cash / other current liabilities

Restricted cash is comprised of funds deposited into an escrow account pending consummation of the placement of convertible debt as of December 31, 2007.  The related obligation is recorded as other current liabilities until consummation.

Derivative Financial Instruments

The Company's derivative financial instruments consisted of embedded derivatives related to the 10% secured convertible promissory notes issued in 2006.  These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note (estimated at $2,419,719) and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the notes, the Company was required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Conversion-related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 111% to 112%; and risk free interest rate of 4.96% to 5.15% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using discounted cash flows and probability analysis. The derivatives were classified as long-term liabilities.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.

In September 2007, the Company exchanged common stock for the remaining Secured Convertible Promissory Notes that contained embedded derivatives such as certain conversion features, variable interest features, call options and default provisions as described above. As a result, the Company reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the related debt.  Additionally, the Company has an accumulative accrual of $12,023,888 in liquidating damages in relationship to the previously outstanding convertible promissory notes and related warrants.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19 -2”) which addresses accounting for registration payment arrangements. FSP 00-19 -2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19 -2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007; however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s September 30, 2010, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009; earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on our consolidated financial position, results of operations or cash flows.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

The identifiable intangible assets acquired and their carrying value at June 30, 2008 is:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years )	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,351,113)
Impairment (See below)	(5,655,011)
Net:	$1,459,033
Residual value:	$0

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

Total amortization expense charged to operations for the three and nine month periods ended June 30, 2008 was $93,482 and $277,787, respectively, and $92,661 and $277,983 for the three and nine month periods ended June 30, 2007, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2008 are as follows:

Accounts payable	$402,748
Accrued consulting fees	82,500
Accrued interest payable	243,178
Accrued penalties relating to registration rights liquidating damages	12,023,888
Other accrued expenses	26,003
Total	$12,778,317

Registration Rights Liquidated Damages

In private placements in November and December, 2003, December, 2004, and January and February, 2005, the Company issued secured convertible promissory notes and warrants to purchase the Company’s common stock.  Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof.  The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met.  The liquidated damages are equal to 3.5% per month of the face amount of the notes, which equals $367,885, with no limitations.  During the three month period ended June 30, 2008, the SEC declared effective the Company’s registration statement with respect to the common stock underlying the notes and warrants.  The Company has accrued $12,023,888 as of June 30, 2008 to account for late effectiveness of the registration statement.

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of June 30, 2008 are as follows:
10% Secured Convertible Notes Payable, related party, dated July 30, 2007, net of unamortized debt discount of $4,103 (see below)	$195,897
10% Secured Convertible Notes Payable, dated August 8, 2007, net of unamortized debt discount of $3,394 (see below)	96,606
10% Secured Convertible Notes Payable, related party, dated September 28, 2007, net of unamortized debt discount of $44,911 (see below)	255,089
10% Secured Convertible Notes Payable, dated October 4, 2007, net of unamortized debt discount of $76,559 (see below)	473,441
10% Secured Convertible Notes Payable, dated October 30, 2007, net of unamortized debt discount of $121,543 (see below)	478,457
10% Secured Convertible Notes Payable, dated November 29, 2007, net of unamortized debt discount of $220,857 (see below)	779,143
10% Secured Convertible Notes Payable dated December 20, 2007, net of unamortized debt discount of $94,937 (see below)	355,063
10% Secured Convertible Notes Payable dated January 17, 2008, net of unamortized debt discount of $115,252 (see below)	334,748
10% Secured Convertible Notes Payable dated March 4, 2008, net of unamortized debt discount of $112,230 (see below)	137,770
10% Secured Convertible Note Payable dated May 7, 2008, net of unamortized debt discount of $37,294 (see below)	62,706
3,168,920
Less: current portion	(3,168,920)
$-

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $13,333 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the issuance of the note, the Company issued a non-detachable warrant granting the holder the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrant expires five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrant in the amount of $40,840 to additional paid in capital and a discount against the note.  The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.55%, a dividend yield of 0%, and volatility of 207.45%.  The debt discount attributed to the value of the warrant issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($13,333) and warrant ($40,840) to debt discount, aggregating $54,173, which will be amortized to interest expense over the term of the note.  Amortization of $3,265 and $30,426 was recorded for the three and nine month periods ended June 30, 2008.

On April 23, 2008, the note and accrued interest of $10,000 automatically converted into 733,334 shares of the Company’s common stock.

10% Secured Convertible Promissory Notes dated June 27, 2007

On June 27, 2007, the Company issued $150,000 principal amount convertible promissory notes due June 27, 2007 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders, at $0.50 per share.  At maturity, the notes, including any accrued and unpaid interest, are convertible at $0.15 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

In connection with the issuance of the notes, the Company issued warrants granting the holders the right to acquire 300,000 shares of the Company’s common stock at $0.50 per share.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

On June 27, 2008, the notes and accrued interest of $15,000 converted into 1,100,000 shares of the Company’s common stock.

10% Secured Convertible Promissory Note dated June 30, 2007

On June 30, 2007, the Company issued a $250,000 principal amount related party convertible promissory note due June 30, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.087732076 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $63,454 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the issuance of the note, the Company issued a non-detachable warrant granting the holder the right to acquire 500,000 shares of the Company’s common stock at $0.50 per share.  The warrant expires five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $38,900 to additional paid in capital and a discount against the note.  The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.92%, a dividend yield of 0%, and volatility of 123.8%.  The debt discount attributed to the value of the warrant issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($63,454) and warrant ($38,900) to debt discount, aggregating $102,354, which will be amortized to interest expense over the term of the note. Amortization of $25,238 and $76,555 was recorded for the three and nine month periods ended June 30, 2008.

On June 30, 2008, the note and accrued interest of $25,000 automatically converted into 3,134,543 shares of the Company’s common stock.

10% Secured Convertible Promissory Note dated July 30, 2007

On July 30, 2007, the Company issued a $200,000 principal amount related party convertible promissory note due July 30, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.102568072 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. The Company has granted the noteholder a security interest in all the Company’s assets.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated July 30, 2007 (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $33,991 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the issuance of the note, the Company issued a non-detachable warrant granting the holder the right to acquire 400,000 shares of the Company’s common stock at $0.50 per share.  The warrant expires five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrant in the amount of $15,920 to additional paid in capital and a discount against the note.  The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.64%, a dividend yield of 0%, and volatility of 72.84%.  The debt discount attributed to the value of the warrant issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($33,991) and warrant ($15,920) to debt discount, aggregating $49,911, which will be amortized to interest expense over the term of the note.  Amortization of $12,444 and $37,467 was recorded for the three and nine month periods ended June 30, 2008.

On July 30, 2008, the note and accrued interest of $10,000 automatically converted into 2,144,917 shares of the Company’s common stock.

10% Secured Convertible Promissory Note dated August 8, 2007

On August 8, 2007, the Company issued a $100,000 principal amount convertible promissory note due August 8, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.096274883 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $24,643 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated August 8, 2007 (continued)

In connection with the issuance of the note, the Company issued a non-detachable warrant granting the holder the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrant expires five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrant in the amount of $7,960 to additional paid in capital and a discount against the note.  The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.69%, a dividend yield of 0%, and volatility of 92.71%. The debt discount attributed to the value of the warrant issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,643) and warrant ($7,960) to debt discount, aggregating $32,603, which will be amortized to interest expense over the term of the note.  Amortization of $8,128 and $24,475 was recorded for the three and nine month periods ended June 30, 2008.

On August 8, 2008, the note and accrued interest of $10,000 automatically converted into 1,142,562 shares of the Company’s common stock.

10% Secured Convertible Promissory Note dated September 28, 2007

On September 28, 2007, the Company issued a $300,000 principal amount related party convertible promissory note due September 28, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, at $0.50 per share.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.066429851 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $151,604 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the issuance of the note, the Company issued a non-detachable warrant granting the holder the right to acquire 600,000 shares of the Company’s common stock at $0.50 per share.  The warrant expires five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $32,580 to additional paid in capital and a discount against the note.  The Company valued the warrant in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.23%, a dividend yield of 0%, and volatility of 102.39%.  The debt discount attributed to the value of the warrant issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($151,604) and warrant ($32,580) to debt discount, aggregating $184,184, which will be amortized to interest expense over the term of the note.  Amortization of $45,920 and $138,264 was recorded for the three and nine month periods ended June 30, 2008.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated October 4, 2007

On October 4, 2007, the Company issued $500,000 principal amount convertible promissory notes due October 4, 2008 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.069328632 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the notes, including any accrued and unpaid interest, are convertible at $0.069328632 per share.

In addition, on October 4, 2007, the Company issued a $50,000 principal amount convertible promissory note due October 4, 2008 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.079232722 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.079232722 per share.  The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $234,308 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,100,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $59,840 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.22%, a dividend yield of 0%, and volatility of 103.81%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($234,308) and warrants ($59,840) to debt discount, aggregating $294,148, which will be amortized to interest expense over the term of the notes.  Amortization of $73,336 and $217,589 was recorded for the three and nine month periods ended June 30, 2008.

10% Secured Convertible Promissory Notes dated October 30, 2007

On October 30, 2007, the Company issued $550,000 principal amount convertible promissory notes due October 30, 2008 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.104750019 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the notes, including any accrued and unpaid interest, are convertible at $0.104750019 per share.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated October 30, 2007 (continued)

In addition, on October 30, 2007, the Company issued two $50,000 principal amount convertible promissory notes due October 30, 2008 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holder, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.119714308 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the notes, including any accrued and unpaid interest, are convertible at $0.119714308 per share.  The Company has granted the noteholders a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $271,838 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,300,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $126,100 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.85%, a dividend yield of 0%, and volatility of 108.66%.  The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

On November 19, 2007, a noteholder elected to convert a $50,000 principal amount promissory note and accrued interest of $274 into 479,942 shares of the Company’s common stock.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($271,838) and warrants ($126,100) to debt discount, aggregating $397,938, which will be amortized to interest expense over the term of the notes.  Amortization of $91,409 and $276,394 was recorded for the three and nine month periods ended June 30, 2008 inclusive of the write off of the unamortized debt discount relating to the converted note described above.

10% Secured Convertible Promissory Notes dated November 29, 2007

On November 29, 2007, the Company issued $1,000,000 principal amount convertible promissory notes due November 29, 2008 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.094431519, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance per share.  At maturity, the notes, including any accrued and unpaid interest, are convertible at $0.094431519 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $376,659 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated November 29, 2007 (continued)

In connection with the issuance of the notes the Company issued non-detachable warrants granting the holders the right to acquire 2,000,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $157,200 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.42%, a dividend yield of 0%, and volatility of 106.15%.  The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($376,659) and warrants ($157,200) to debt discount, aggregating $533,859, which will be amortized to interest expense over the term of the notes. Amortization of $133,099 and $313,002 was recorded for the three and nine month periods ended June 30, 2008.

10% Secured Convertible Promissory Notes dated December 20, 2007

On December 20, 2007, the Company issued $450,000 principal amount convertible promissory notes due December 20, 2008 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the option of the holders, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.074766323 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the notes, including any accrued and unpaid interest, are convertible at $0.074766323 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $151,875 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 900,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $49,590 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.45%, a dividend yield of 0%, and volatility of 104.51%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated December 20, 2007 (continued)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($151,875) and warrants ($49,590) to debt discount, aggregating $201,465, which will be amortized to interest expense over the term of the notes.  Amortization of $50,228 and $106,528 was recorded for the three and nine month periods ended June 30, 2008.

10% Secured Convertible Promissory Notes dated January 17, 2008

On January 17, 2008, the Company issued $450,000 principal amount convertible promissory notes due January 17, 2009 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.073512803 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.073512803 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $162,095 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the placement of the notes the Company issued non-detachable warrants granting the holders the right to acquire 900,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $48,240 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.90%, a dividend yield of 0%, and volatility of 102.72%.  The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($162,095) and warrants ($48,240) to debt discount, aggregating $210,335, which will be amortized to interest expense over the term of the notes.  Amortization of $52,440 and $95,083 was recorded for the three and nine month periods ended June 30, 2008.

10% Secured Convertible Promissory Notes dated March 4, 2008

On March 4, 2008, the Company issued $250,000 principal amount convertible promissory notes due March 4, 2009 with interest at 10% per annum due upon maturity.  The notes are convertible at any time prior to maturity, at the holder option of the holders, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.125875423 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the notes, including any accrued and unpaid interest, are convertible at $0.125875423 per share.  The Company has granted the noteholders a security interest in all the Company’s assets.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated March 4, 2008 (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $107,496 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the placement of the notes the Company issued non-detachable warrants granting the holders the right to acquire 500,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $58,350 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 106.37%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($107,496) and warrants ($58,350) to debt discount, aggregating $165,846, which will be amortized to interest expense over the term of the notes. Amortization of $41,348 and $53,616 was recorded for the three and nine month periods ended June 30, 2008.

10% Secured Convertible Promissory Note dated May 7, 2008

On May 7, 2008, the Company issued a $100,000 convertible promissory note due May 7, 2009 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.079849085 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.079849085 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $37,760 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued

10% Secured Convertible Promissory Notes dated May 7, 2008 (continued)

In connection with the placement of the note the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $6,010 to additional paid in capital and a discount against the note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.09%, a dividend yield of 0%, and volatility of 101.74%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($37,760) and warrants ($6,010) to debt discount, aggregating $43,770, which will be amortized to interest expense over the term of the Notes. Amortization of $6,476 was recorded for the three and nine month periods ended June 30, 2008.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were no advances due at June 30, 2008.

During the years ended September 30, 2007 and 2006, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, had advanced funds to the Company in the form of convertible promissory notes for working capital purposes (see Note D).

During the three and nine month periods ended June 30, 2008, the Company had sales of $87,943 and $156,461 (or 34.8% and 26.8% of total sales), respectively, to an entity whereby the Company’s Chief Executive Officer is the President.

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

Preferred and Common Stock Transactions During the Three Months Ended June 30, 2008:

During the three months ended June 30, 2008, the Company issued 4,967,877 shares of common stock in exchange for convertible notes and accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.09	16,400,000	3.17	$0.09	16,400,000	$0.09
$0.10	105,464	1.04	$0.10	105,464	$0.10
$0.20	5,000	0.38	$0.20	5,000	$0.20
$0.50	25,550,000	3.24	$0.50	25,550,000	$0.50
$0.60	8,226,000	1.02	$0.60	8,226,000	$0.60
$0.70	200,000	0.53	$0.70	200,000	$0.70
$0.75	14,797,000	1.60	$0.75	14,797,000	$0.75
	65,283,464			65,283,464

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of	Price Per
	Shares	Share
Balance, September 30, 2006	72,369,464	0.48
Granted	11,200,000	0.18
Exercised	-	-
Canceled or expired	(1,135,000)	(0.70)
Outstanding at September 30, 2007	82,434,464	0.43
Granted	6,900,000	0.50
Exercised	(2,500,000)	(0.09)
Canceled or expired	(21,551,000)	(0.39)
Balance, June 30, 2008	65,283,464	$0.47

Employee Stock Options

 The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan:

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	3.25	$0.68	3,660,000	$0.68
0.09	2,000,000	3.41	0.09	2,000,000	0.09
	5,660,000			5,660,000	0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2006	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2007	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	5,660,000	$0.47

Amendment to the 2005 Incentive Stock Plan and Recent Equity Award Grants

On June 17, 2008, the Board of Directors adopted an amendment to the 2005 Incentive Stock Plan that will increase the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which is subject to approval by our stockholders at the 2008 annual meeting of stockholders.  In connection with the share increase amendment, the Board of Directors granted options to purchase a total of 37,750,000 shares to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively, and 500,000 to each of Yacov Shamash and Sanford R. Simon.  The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

The effectiveness of the share increase amendment and the exercise of these stock options by the key employees and non-employee directors are subject to approval by our stockholders at the 2008 annual meeting of stockholders.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by significant former shareholder, expiring in October 2008. In November 2005, the Company vacated the Los Angeles facility to relocated to the new Stony Brook New York address. Total lease rental expense for the three and nine month periods ended on June 30, 2008 was $20,387 and $57,808, respectively.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

Litigation

In January 2006, a former employee of the Company filed a complaint alleging wrongful termination against the Company. The former employee is seeking $230,000 in damages. The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity.

On April 23, 2008, a consultant filed a complaint related to a claim for breach of contract.  In March 2005, the Company entered into a consulting agreement which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000.  In addition, the consulting agreement provided for the issuance of a five-year warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $.75.  The consultant asserts that the Company owes it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock.  This matter is in the early stages.  We intend to vigorously defend against the claims asserted against us.  Management believes the ultimate outcome of this matter will not ahve a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Registration of Company’s Shares of Common Stock

In connection with the private placement of our convertible promissory notes and warrants to certain investors during the fiscal quarters ended December 31, 2003, December 31, 2004, March 31, 2005, March 31, 2006 and June 30, 2006, pursuant to a registration rights agreement the Company agreed to file a registration statement to register the common stock issuable upon the conversion of the promissory notes and the exercise of the warrants and to have the registration statement declared effective by the SEC.  The registration rights agreement provided for the payment of liquidated damages if a registration statement was not declared effective by the SEC within 120 days of the private placement of the convertible promissory notes.  The liquidated damages are equal to 3.5% per month of the aggregate proceeds, with no limitations.  The liquidated damages may be paid in cash or our common stock, at our option.  Although the promissory notes and warrants do not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option.  Therefore, the common stock issuable upon the conversion of the promissory notes and the exercise of the warrants subject to the liquidated damages provisions of the registration rights agreement does not meet the tests required for shareholders’ equity classification in the past, and accordingly has been reflected between liabilities and equity in our previous consolidated balance sheet.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

As of September 30, 2007, the Company did not have a registration statement declared effective relating to the common stock issuable upon the conversion of the promissory notes and the exercise of the warrants.  In accordance with EITF 00-19-2, the Company evaluated the likelihood of having the registration statement declared effective by the SEC.  As of September 30, 2007, the Company determined it was probable that it will be required to remit payments to these investors because of our failure to have the registration statement declared effective and the Company estimated that the obligation to make additional payments would continue for nine months from September 30, 2007, at which time the Company estimated that the registration statement would have been declared effective.  Although the Company was unable to estimate the exact amount of time needed to have the registration statement declared effective, it believed that an additional nine months would be required to complete the SEC’s comment and review process and have the registration statement declared effective.  In accordance with SFAS No. 5, Accounting For Contingencies, the Company accrued nine months of additional liquidated damages, or $3,310,965, as a charge to operations during the year ended September 30, 2007.

As a result of not having our registration statement declared effective, the Company recorded an aggregate liability of $11,750,941 as of September 30, 2007 and an increase of $7,725,585 as compared to September 30, 2006, in order to account for the potential liquidated damages accruing until the registration statement is declared effective by the SEC.  This increase, which was charged to operations as a selling, general and administrative expense, in fiscal 2007, is comprised of $8,439,976 of current and prior years’ stipulated contractual obligations, plus the additional accrual of $3,310,965 described previously to account for the potential liquidated damages until the expected effectiveness of the registration statement is achieved.

In developing the best estimate for the accrual of additional liquidating damages, the Company took into account a number of factors and information, including, but not limited to, the following:

•	advice of legal counsel and other advisors;

•	its experience in addressing comments raised by the SEC in past registration statements;

•	the limited number of matters needed to be addressed by the Company to achieve effectiveness;

•	its limited resources in connection with responding to SEC comments; and

•	the intent to achieve effectiveness of the registration statement as soon as practicable.

Estimates of potential future damages are based on our assumptions and projections and actual results and outcomes could differ significantly.

In September 2007, the Company issued common stock upon conversion of the final convertible promissory note that contained embedded derivatives, such as certain conversion features, variable interest features, call options and default provisions.

At June 30, 2008, the Company has an accumulative accrual of $12,023,888 of liquidated damages in connection with certain previously outstanding convertible promissory notes and related warrants, which is included in accounts payable and accrued liabilities.  Any increases to the accrued liabilities will be charged to operations as a selling, general and administrative expense.  Any decreases will be included in other income (expenses). During the three month period ended June 30, 2008, the SEC declared effective the Company's registration statement (see Note C).

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the nine month period ended June 30, 2008, the Company incurred a loss of $4,987,150. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing DNA embedded biotechnology security solutions in the United States and Europe and there can be no assurance that the Company's efforts will be successful and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)

NOTE J – SUBSEQUENT EVENTS

On August 8, 2008, the Company issued 1,142,562 shares of common stock upon the automatic conversion of a secured convertible promissory note.

In July 2008, the Company issued an aggregate of $150,000 10% secured convertible promissory notes with an automatic conversion one year from issuance at a weighted average conversion price of $0.054948300, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  Additionally, the notes are convertible into shares of the Company’s common stock at any time, at the option of the noteholder, prior to the automatic conversion date, at the greater of (i) 50% of the average price of the Company’s common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.

In connection with the issuance of the notes, the Company issued warrants to purchase 300,000 shares of its common stock for cash or on a cashless basis at $0.50 per share exercisable over four years with certain redemption features.

Additionally, in conjunction with the private placement of the above described notes, the Company paid an aggregate of $22,500 to its exclusive placement agent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

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

Our SigNature Program enables our customers to cost-effectively:

●	give assurance to manufacturers, suppliers, distributors, retailers and end-users that their products are authentic and can be forensically authenticated;

●	integrate our SigNature DNA Markers with existing security solutions such as barcodes, radio frequency identification (RFID) tags, holograms, microchips and other securities measures; and

●	add value to the “bottom-line” by helping to diminish product diversion and counterfeiting.

Counterfeit and diverted products continue to pose a significant and growing problem with consumer packaged goods, especially for prestige and established brands worldwide.  Piracy, identity theft and forged documents and items are also highly prevalent in vertical markets such as digital media, fine art, luxury goods, and alcoholic beverages.  Key aspects of our strategy include:

●	continuing to improve and customize our solution to meet our current and potential customers’ needs;

●	continuing to develop and enhance our existing DNA marker authentication technologies;

●	expanding our customer base both domestically and abroad by targeting high volume markets; and

●	augmenting our competitive position through strategic acquisitions and alliances.

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

We believe that our existing capital resources will enable us to fund our operations until approximately November 2008.  We believe we may be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

Product Research and Development

We anticipate spending approximately $50,000 for product research and development activities during the next twelve (12) months.

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

The accounting policies identified as critical are as follows:

●	Equity issued with registration rights ;

●	Revenue recognition;

●	Allowance for doubtful accounts;

●	Warrant liability; and

●	Fair value of intangible assets.

Equity Issued with Registration Rights

In connection with the private placement of our convertible promissory notes and warrants to certain investors during the fiscal quarters ended December 31, 2003, December 31, 2004, March 31, 2005, March 31, 2006 and June 30, 2006, pursuant to a registration rights agreement we agreed to file a registration statement to register the common stock issuable upon the conversion of the promissory notes and the exercise of the warrants and to have the registration statement declared effective by the SEC.  The registration rights agreement provided for the payment of liquidated damages if a registration statement was not declared effective by the SEC within 120 days of the private placement of the convertible promissory notes.  The liquidated damages are equal to 3.5% per month of the aggregate proceeds, with no limitations.  The liquidated damages may be paid in cash or our common stock, at our option.  Although the promissory notes and warrants do not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option.  Therefore, the common stock issuable upon the conversion of the promissory notes and the exercise of the warrants subject to the liquidated damages provisions of the registration rights agreement does not meet the tests required for shareholders’ equity classification in the past, and accordingly has been reflected between liabilities and equity in our previous consolidated balance sheet.

As of September 30, 2007, we did not have a registration statement declared effective relating to the common stock issuable upon the conversion of the promissory notes and the exercise of the warrants.  In accordance with EITF 00-19-2, we evaluated the likelihood of having the registration statement declared effective by the SEC.  As of September 30, 2007, we determined it was probable that we will be required to remit payments to these investors because of our failure to have the registration statement declared effective and we estimated that the obligation to make additional payments would continue for nine months from September 30, 2007, at which time we estimated that the registration statement would have been declared effective.  Although we were unable to estimate the exact amount of time needed to have the registration statement declared effective, we believed that an additional nine months would be required to complete the SEC’s comment and review process and have the registration statement declared effective.  In accordance with SFAS No. 5, Accounting For Contingencies, we accrued nine months of additional liquidated damages, or $3,310,965, as a charge to operations during the year ended September 30, 2007.

As a result of not having our registration statement declared effective, we recorded an aggregate liability of $11,750,941 as of September 30, 2007 and an increase of $7,725,585 as compared to September 30, 2006, in order to account for the potential liquidated damages accruing until the registration statement is declared effective by the SEC.  This increase, which was charged to operations as a selling, general and administrative expense, in fiscal 2007, is comprised of $8,439,976 of current and prior years’ stipulated contractual obligations, plus the additional accrual of $3,310,965 described previously to account for the potential liquidated damages until the expected effectiveness of the registration statement is achieved.

In developing the best estimate for the accrual of additional liquidating damages, we took into account a number of factors and information, including, but not limited to, the following:

●	advice of our legal counsel and other advisors;

●	our experience in addressing comments raised by the SEC in past registration statements;

●	the limited number of matters needed to be addressed by the Company to achieve effectiveness;

●	our limited resources in connection with responding to SEC comments; and

●	the intent to achieve effectiveness of the registration statement as soon as practicable.;

Estimates of potential future damages are based on our assumptions and projections and actual results and outcomes could differ significantly.

In September 2007, we issued common stock upon conversion of the final convertible promissory note that contained embedded derivatives, such as certain conversion features, variable interest features, call options and default provisions.

At June 30, 2008, we have an accumulative accrual of $12,023,888 of liquidated damages in connection with certain previously outstanding convertible promissory notes and related warrants, which is included in accounts payable and accrued liabilities.  Any increases to the accrued liabilities will be charged to operations as a selling, general and administrative expense.  Any decreases will be included in other income (expenses).

Revenue Recognition

Revenues are derived from rendering professional, scientific and technical services to our customers in connection with authentication of raw materials used in certain commercial products, such as cotton.  In addition, we sell our products, including Signature DNA Markers and DermalRx, to customers in the biotechnology, personal care and consumer products industries.

Our contracts for services have different terms and depending on the scope, deliverables and complexity of the engagement, we are frequently required to make judgments and estimates with respect to recognizing revenues.

We examine each contract and consider the appropriate revenue recognition in accordance with SAB 104 and Emerging Issue Task Force, or EITF, 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21.  Revenue from fixed price single task consulting contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks.  We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

At the time we enter into a contract that includes multiple tasks, we estimate the amount of actual labor and other costs that will be required to complete each task based on historical experience.  Since we have limited operating history, we have based our estimates of labor and other costs upon the following factors:

●	results of previous services rendered in connection with providing potential customers with a proof of concept in connection with the specific application of our products and services

●	time records of personnel and contractors assigned to the identifiable contractual tasks; and

●	specific identification of other direct costs (e.g. supplies, materials etc.) consumed in connection with completing the identifiable tasks.

We believe these estimates are reasonable, reliable and dependable as they are based on our expertise in extracting DNA, applying our SigNature DNA Marker to various products as well as recovering our SigNature DNA Marker after it has been applied.

Revenues from the achievement of contractual milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and milestone payments are due and collectible.  Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended.  Billings in excess of amounts earned are deferred.  Any anticipated losses on contracts are charged to income when identified.  Milestones are based upon contractually agreed upon terms between us and our customers. To the extent we do not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and we are unable to negotiate additional billings with a customer for cost over-runs, we may incur losses on individual contracts.  All selling, general and administrative costs are treated as period costs and expensed as incurred.

While each contract is different, we generally provide the following general deliverables:

●	written or oral reports as to the authenticity of the product;

●	written or oral reports as to the presence of our SigNature DNA Marker;

●	written or oral reports as to the status of a particular feasibility study; and

●	delivery of our Signature DNA Markers.

Since our transition to an operating company in fiscal 2007, we have earned and received $705,515 in payments from various contracts and purchase orders with an average gross profit margin of $557,949.

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

The identifiable intangible assets acquired and their carrying value at June 30, 2008 are:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years )	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,351,113)
Impairment (See below)	(5,655,011)
Net:	$1,459,033
Residual value:	$0

Total amortization expense charged to operations for the three and nine month periods ended June 30, 2008 was $93,482 and $277,787, respectively, and, $92,661 and $277,983 for the three and nine month periods ended June 30, 2007, respectively.

Estimated amortization expense as of June 30, 2008 is as follows:

2008	$93,483
2009	365,124
2010	363,791
2011	363,791
2012 and thereafter	272,844
Total	$1,459,033

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

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

Revenues

During the year ended September 30, 2007, we transitioned from a development stage enterprise to an operating company.  For the three months ended June 30, 2008, we generated $252,691 in revenues from operations and our cost of sales for the three months ended June 30, 2008 was $50,489, netting us a gross profit of $202,202.  For the three months ended June 30, 2007, we had no revenues or cost of sales.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $1,968,642 for the three months ended June 30, 2007 to $951,828 for the three months ended June 30, 2008.  The decrease of $1,016,814, or 52%, is primarily attributable to a decrease in cost incurred in connection with professional services.

Research and Development

In the nine months ended June 30, 2008, research and development expenses increased by $17,753 to $112,042 from $94,289 for the same period in 2007.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended June 30, 2008 did not change materially from the same period in 2007, an increase of $9 to $324,603 to $324,594.

Total Operating Expenses

Total operating expenses decreased to $1,081,199 from $2,102,503, or a decrease of $1,021,304 primarily attributable to a decrease in costs incurred in connection with professional services.

Other Income/Loss

Gain on reevaluation of debt derivative and warrant liability decreased by $4,431,421 from a gain of $4,431,421 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008.  In September 2007, we exchanged common stock for the remaining Secured Convertible Promissory Notes that contained embedded derivatives.  As a result, we reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the related debt.

Interest Expenses

Interest expense for the three months ended June 30, 2008 increased by $128,759 to $649,722 from $520,963 in the same period of 2007.  The increase in interest expense was due to an increase in outstanding debt.

Net Income (loss)

Net loss for the three months ended June 30, 2008 increased to $1,528,719 from a net income of $1,807,954 in the prior period primarily attributable to the gain in change in warrant liability in 2007

Nine Months Ended June 30, 2008 Compared With Nine Months Ended June 30, 2007

Revenues

For the nine months ended June 30, 2008, we generated $583,595 in revenues from operations and our cost of sales for the nine months ended June 30, 2008 was $124,493, netting us a gross profit of $459,102.  For the nine months ended June 30, 2007, we had no revenues or cost of sales.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $6,012,028 for the nine months ended June 30, 2007 to $3,365,880 for the nine months ended June 30, 2008. The decrease of $2,646,148, or 44%, is primarily attributable to a decrease in cost incurred in connection with professional services.

Depreciation

Depreciation expenses for the nine months ended June 30, 2008 did not change materially from the same period in 2007 (an increase of $9).

Research and Development

In the nine months ended June 30, 2008, research expenses increased by $17,753 from $94,289 to $112,042 for the period compared to the same period in 2007.

Total Operating Expenses

Total operating expenses decreased to $3,802,525 from $6,430,911, or a decrease of $2,628,386 primarily attributable to a decrease in costs incurred in connection with professional services.

Other Income/Loss

Gain on reevaluation of debt derivative and warrant liability decreased by $142,131 from a gain of $142,131 for the nine months ended June 30, 2007 to $0 for the nine months ended June 30, 2008.  In September 2007, we exchanged common stock for the remaining Secured Convertible Promissory Notes that contained embedded derivatives. As a result, we reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the related debt.

Interest Expenses

Interest expense for the nine months ended June 30, 2008 decreased by $301,975 to $1,643,727 from $1,945,702 in the same period of 2007.  The decrease in interest expense was due to the lower year to date debt as compared to 2007.

Net Income (loss)

Net loss for the nine months ended June 30, 2008 decreased to $4,987,150 from a net loss of $8,233,506 in the prior period primarily attributable to reduced professional and other related fees from 2007.

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

As of June 30, 2008, we had a working capital deficit of approximately $15,218,019.  For the nine month period ended June 30, 2008, we generated a net cash flow deficit from operating activities of $2,350,033 consisting primarily of year to date losses of $4,987,150.  Non-cash adjustments included $2,022,066 in depreciation and amortization charges and common stock issued for services provided of $1,040,000.  Additionally, we had a net increase in current assets of $97,566 and a net decrease in current liabilities of $327,383.  Cash provided in investing activities totaled $377,420, which was utilized for acquisition of property and equipment of $22,500 and reduction in cash held in escrow of $399,920.  We met our cash flow needs by issuance of convertible notes of $2,532,580, net, for the three months ended June 30, 2008.

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

Fiscal 2007

In fiscal 2007, we issued sold an aggregate principal amount of $850,000 in secured convertible promissory notes bearing interest at 10% per annum and warrants to purchase an aggregate of 1,700,000 shares of our common stock to Dr. James A. Hayward, a director, the Chairman of the Board of Directors, our President and Chief Executive Officer, as follows:

●
On April 23, 2007, we issued and sold a $100,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 200,000 shares of our common stock.  The promissory note and accrued but unpaid interest thereon converted on April 22, 2008 at a conversion price of $0.15 into 733,334 shares of our common stock.  The warrant is exercisable for a four-year period commencing on April 23, 2008, and expiring on April 22, 2012, at a price of $0.50 per share.  The warrant may be redeemed at our option at a redemption price of $0.001 upon the earlier of (i) April 22, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

●
On June 30, 2007, we issued and sold a $250,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 500,000 shares of our common stock.  The promissory note and accrued but unpaid interest thereon converted on June 30, 2008 at a conversion price of $0.087732076 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, into 3,134,543 shares of our common stock.  The warrant is exercisable for a four-year period commencing on June 30, 2008, and expiring on June 29, 2012, at a price of $0.50 per share.

●
On July 30, 2007, we issued and sold a $200,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 400,000 shares of our common stock.  The promissory note and accrued but unpaid interest thereon converted on July 30, 2008 at a conversion price of $0.102568072 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, into 2,144,917 shares of our common stock.  The warrant is exercisable for a four-year period commencing on July 30, 2008, and expiring on July 29, 2012, at a price of $0.50 per share.

●
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

In addition, on June 27, 2007, we completed a private placement offering of convertible debt and associated warrants in which we issued and sold to certain investors an aggregate of 3 units of our securities, each unit consisting of (i) a $50,000 Principal Amount of 10% Secured Convertible Promissory Note and (ii) warrants to purchase 100,000 shares of our common stock. The notes and accrued but unpaid interest thereon converted at $0.15 per share on June 27, 2008 into an aggregate of 1,100,000 shares of our common stock.  The warrants are exercisable for a four year period commencing on June 27, 2008, and expiring on June 26, 2012, at a price of $0.50 per share.  On August 8, 2007, we issued and sold a $100,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 200,000 shares of our common stock to an “accredited investor,” as defined in regulations promulgated under the Securities Act.  The promissory note and accrued but unpaid interest thereon converted on August 8, 2008 at a conversion price of $0.096274883 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, into 1,142,562 shares of our common stock.  The warrant is exercisable for a four-year period commencing on August 8, 2008, and expiring on August 7, 2012, at a price of $0.50 per share.

Fiscal 2008

In the nine months ended June 30, 2008, we sold an aggregate of thirty-four and a half units at a price of $100,000 per unit for sale to “accredited investors,” as defined in regulations promulgated under the Securities Act, for aggregate gross proceeds of $3,450,000.  Each unit consists of (i) a $100,000 Principal Amount 10% Secured Convertible Promissory Note and (ii) a warrant to purchase 200,000 shares of our common stock.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.  The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

From July 1, 2008 through August 14, 2008, we sold one and a half units at a price of $100,000 per unit for sale to “accredited investors,” as defined in regulations promulgated under the Securities Act, for aggregate gross proceeds of $150,000.  Each unit consists of (i) a $100,000 Principal Amount 10% Secured Convertible Promissory Note and (ii) a warrant to purchase 200,000 shares of our common stock.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.  The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

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

We currently require additional financing in order to meet our current and projected cash flow deficits from operations and development.  We have sufficient funds to conduct our operations for approximately three months.  We presently do not have any available credit, bank financing or other readily available external sources of liquidity.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock, a downturn in the U.S. or global stock and debt markets and other reasons could make it more difficult to obtain financing through the issuance of equity securities or borrowing.  Further, if we issue additional equity or convertible debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

We incurred net losses of $13.3 million for the year ended September 30, 2007 and $2.4 million for the year ended September 30, 2006.  For the nine months ended June 30, 2008, we incurred a net loss of $4,987,150.  These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and our interest expense on notes and warrants we issued to obtain financing.  Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company.  We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future.  Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance.  If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing.  As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

If we are unable to obtain additional financing our business operations will be harmed or discontinued, and if we do obtain additional financing our shareholders may suffer substantial dilution.

We believe that our existing capital resources will enable us to fund our operations until approximately November 2008. We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

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

There has been limited or no market acceptance of our botanical DNA encryption, encapsulation, embedment and authentication products and services to date.  Some of the factors that will affect whether we achieve market acceptance of our solutions include:

●	availability, quality and price relative to competitive solutions;
●	customers’ opinions of the solutions’ utility;
●	ease of use;
●	consistency with prior practices;
●	scientists’ opinions of the solutions’ usefulness;
●	citation of the solutions in published research; and
●	general trends in anti-counterfeit and security solutions’ research.

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

We expect this competition to continue and intensify in the future.  Competition in our markets is primarily driven by:

●	product performance, features and liability;
●	price;
●	timing of product introductions;
●	ability to develop, maintain and protect proprietary products and technologies;
●	sales and distribution capabilities;
●	technical support and service;
●	brand loyalty;
●	applications support; and
●	breadth of product line.

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

Any growth in our operations, if any, will place a significant strain on our current management resources.  To manage such growth, we would need to improve our:

●	operations and financial systems;
●	procedures and controls; and
●	training and management of our employees.

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

Although we currently only have operations within the United States, if we were to acquire an international operation; we would face additional risks, including:

●	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;
●	different or conflicting regulatory or legal requirements;
●	foreign currency fluctuations; and
●	diversion of significant time and attention of our management.

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

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers.  We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future.  In the event that a claim is successfully brought against us, considering our lack of material revenue and the losses our business has incurred for the period from our inception to June 30, 2008, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements.  We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons.  Nonetheless, as of June 30, 2008 we have accrued approximately $12.0 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

Matter voluntarily reported to the Securities and Exchange Commission

During the months of March, May, July and August 2005, we issued a total of 8,550,000 shares of our common stock to certain employees and consultants pursuant to the 2005 Incentive Stock Plan.  We engaged our outside counsel to conduct an investigation of the circumstances surrounding the issuance of these shares.  On April 26, 2006, we voluntarily reported the findings from this investigation to the SEC, and agreed to provide the SEC with further information arising from the investigation.  We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of our board of directors.  These former officers received a total of 3,000,000 of these shares.  In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act, as amended.  The members of the Company's management who effectuated the stock issuances no longer work for the Company.  These shares were not registered under the Securities Act, or the securities laws of any state, and we believe that certain of these shares may have been sold on the open market, though we have been unable to determine the magnitude of such sales.  Since our voluntary report of the findings of our internal investigation to the SEC on April 26, 2006, we have received no communication from the SEC or any third party with respect to this matter.  If violations of securities laws occurred in connection with the resale of certain of these shares, the employees and consultants or persons who purchased shares from them may have rights to have their purchase rescinded or other claims against us for violation of securities laws, which could harm our business, results of operations, and financial condition.

Risks Relating to Our Common Stock:

There are a large number of shares underlying our options and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock and will cause immediate and substantial dilution to our existing stockholders.

As of August 13 2008, we had 200,391,959 shares of common stock issued and outstanding and outstanding options and warrants to purchase 71,243,464 shares of common stock.  All of the shares issuable upon exercise of our options and warrants may be sold without restriction.  The sale of these shares may adversely affect the market price of our common stock.  The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

If we fail to remain current on our reporting requirements, we could be removed from the OTC bulletin board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on The Over The Counter Bulletin Board (the “OTC Bulletin Board”), such as us, must be reporting issuers under Section 12 or Section 15(d) of the Securities Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  Prior to May 2001, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 – 2000 (except the quarterly reports for the first two quarters of 1999).  We have been current in our reporting requirements for the last six years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

We may not be able to implement section 404 of the Sarbanes Oxley Act of 2002 on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting.  This requirement will first apply to our annual report on Form 10-K for the fiscal year ending September 30, 2008.  Under current rules, commencing with our annual report for the fiscal year ending September 30, 2010 our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 3. CONTROLS AND PROCEDURES

a)           Evaluation of Disclosure Controls and Procedures: As of June 30, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act and Rules 13a-15(e) and 15d-15(e) promulgated thereunder.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed under the Exchange Act.

As previously disclosed in our Current Reports on Form 8-K, filed on May 18, 2006 and October 2, 2006, as a result of comments raised by the SEC, we determined that accounting errors were made in connection with:

●	accounting for and disclosing the fair value of warrants and options to acquire our common stock issued to non-employees as a current period expense;

●	accounting for and disclosing the fair value of shares issued to a former Director in exchange for previously incurred debt;

●	accounting for and disclosing the fair value of warrants issued to note holders and consultants having registration rights; and

●	accounting for and disclosing the revaluation for warrant liabilities as of each reporting period.

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

Paul Reep v. Applied DNA Sciences, Inc. et al. (Los Angeles Superior Court Case No. BC345702):

Plaintiff Paul Reep, a former employee, commenced this action against us on January 10, 2006.  Mr. Reep asserted causes of action for breach of contract, breach of an oral agreement, negligent misrepresentation, interference with prospective business advantages, defamation, fraud, accounting and constructive trust, and unjust enrichment.  The relief sought includes declaratory relief, unspecified compensatory damages, unpaid salary, unspecified penalties under the California Labor Code, interest, punitive damages and attorneys’ fees.  We successfully moved the court to indefinitely stay all proceedings in this matter in light of a forum selection clause designating Nevada state courts as the proper forum.  We then agreed with Reep to consolidate this action with another matter pending in Los Angeles County Superior Court, captioned Applied DNA Sciences, Inc. v. Paul Reep, Case No. BC367661.  Once this matter was consolidated with our affirmative lawsuit against Reep, we filed a demurrer to the first amended complaint.  That demurrer resulted in several causes of action being dismissed.  Reep then filed a Second Amended Complaint which asserts claims for breach of written and oral contracts, fraud, declaratory relief, violation of California's Labor Code and defamation.   We answered the Second Amended Complaint in November 2007 and denied all of the material allegations.   Since that time, we have deposed Reep on two occasions and propounded various written discovery.  Based on the information obtained through the discovery process, we moved for summary judgment regarding all of Reep's remaining claims.  The motion for summary judgment came on for hearing on June 19, 2008 before Judge Solner, and was granted in its entirety.  We are now waiting for the Court to enter the proposed order that disposes of Reep's claims.  We have also had communications with Reep's counsel whereby the parties have provisionally agreed for Reep to waive any appellate rights he may have relating to this lawsuit in exchange for our agreement to dismiss our affirmative lawsuit against Reep (see below).  A written agreement setting forth the final resolution of both matters is expected to be executed shortly.

Applied DNA Sciences, Inc. v. Paul Reep et al. (Los Angeles County Superior Court Case No. BC 367661):

We filed this action against the defendants, Paul Reep, Adrian Butash, John Barnett, Chanty Cheang, Jaime Cardona, Peter Brocklesby, Cheri Lu Brocklesby and Angela Wiggins on or about March 9, 2007.  In this matter, we have asked the court to make a judicial determination that the defendants were unjustly enriched and breached fiduciary duties owed to the company.  We resolved our claims against all of the defendants except Reep and Peter and Cheri Lu Brocklesby.  Default was entered against Peter and Cheri Lu Brocklesby for failing to respond to the complaint, and the company has since submitted documentation requesting that a default judgment be issued against both of these individuals.  That request is still being considered by the Court.  After the resolution of the claims involving the other defendants, we agreed with Reep that this case should be consolidated with Paul Reep v. Applied DNA Sciences, Inc. et al, Los Angeles Superior Court Case No. BC345702.  The trial in the consolidated matter was set for July 22, 2008; however, on June 19, 2008, we prevailed in our motion for summary judgment in the matter captioned Paul Reep v. Applied DNA Sciences, Inc. et al, Los Angeles Superior Court Case No. BC345702 (see above).  After the decision granting our motion for summary judgment was announced, we had communications with Reep's counsel whereby the parties provisionally agreed for Reep to waive any appellate rights he may have relating to Case No. BC 345702 in exchange for our agreement to dismiss our affirmative lawsuit against Mr. Reep.  A written agreement setting forth the final resolution of both matters is expected to be executed shortly.  The Court has set a status conference for August 27, 2008 at 9:00 a.m. in the event this case is not resolved.  We intend to vigorously prosecute our claims against Reep should the case not be resolved upon the terms provisionally agreed upon.

Douglas A. Falkner v. Applied DNA Sciences, Inc./N.C. Industrial Commission File No. 585698:

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

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract.  In March 2005, we entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000.  In addition, the consulting agreement provided for the issuance by us to Intervex of a five-year warrant to purchase 250,000 shares of our common stock with an exercise price of $.75.  Intervex asserts that we owe it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock.  We have counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper.  This matter is in the early stages of discovery. We intend to vigorously defend against the claims asserted against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

In the fiscal quarter ended June 30, 2008, we sold one unit at a price of $100,000 to an “accredited investor,” as defined in regulations promulgated under the Securities Act.  The unit consists of (i) a $100,000 Principal Amount 10% Secured Convertible Promissory Note and (ii) a warrant to purchase 200,000 shares of our common stock.  The promissory note and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the note on three days notice.  The promissory note bears interest at the rate of 10% per annum and is due and payable in full on the one year anniversary of its issuance.  The warrant is exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  The warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

In conjunction with the private placement of the unit, we paid an aggregate of $15,000 to the placement agent.

We claim an exemption from the registration requirements of the Securities Act for the private placement of the units pursuant to Section 4(2) of the Securities Act because the unit was sold by the issuer not involving a public offering.

For additional information concerning our sales of unregistered securities during the period covered by this report and subsequent to the period covered by this report, please refer to Note D and Note J respectively, to our Consolidated Financial Statements in Part I, Item 1 of this report, which are incorporated herein by reference.

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

10.1
Amendment to Engagement Letter, dated December 20, 2007, by and between Applied DNA Sciences, Inc. and ARjENT Limited, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 28, 2007 and incorporated herein by reference

10.2
Form of Subscription Agreement by and among Applied DNA Sciences, Inc. and the investors named on the signature pages thereto, previously filed as Exhibit 10.1 to our Current Report on Form 8-K on October 11, 2007 and incorporated herein by reference.

10.3
Form of 10% Secured Convertible Promissory Note of Applied DNA Sciences, Inc., previously filed as Exhibit 10.2 to our Current Report on Form 8-K on October 11, 2007 and incorporated herein by reference.

10.4	Form of Warrant Agreement of Applied DNA Sciences, Inc., previously filed as Exhibit 10.3 to our Current Report on Form 8-K on October 11, 2007 and incorporated herein by reference.

10.5	Form of Employee Stock Option Agreement under The Applied DNA Sciences, Inc. 2005 Incentive Stock Plan of Applied DNA Sciences, Inc. (filed herewith).

10.6	Form of Director Stock Option Agreement under The Applied DNA Sciences, Inc. 2005 Incentive Stock Plan of Applied DNA Sciences, Inc. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DNA SCIENCES, INC.

Date: August 14, 2008	By: /s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer