Form 10-K
period 2008-09-30
APPLIED DNA SCIENCES INC
filed 2008-12-16
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock quoted on the OTC Bulletin Board as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2008), was approximately $21,056,590.  Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 15, 2008, the Registrant had outstanding 231,870,731 shares of Common Stock, par value $0.001 per share.

TABLE OF CONTENTS

Page

-i-

PART I

Forward-looking Information

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

ITEM 1. BUSINESS.

Overview

We use the DNA of plants and innovative technologies to provide anti-counterfeiting and product authentication solutions and to manufacture ingredients for personal care products and textiles.  SigNature® DNA and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions, allow users to accurately and effectively protect branded products, artwork and collectibles, fine wine, digital media, financial instruments, identity cards and other official documents.  Our BioActive™ Ingredients, which are being used by our customers in personal care products, such as skin care products, and in textiles, such as intimate apparel, are custom-manufactured to address a customer’s specific need.

SigNature DNA.  We use the DNA of plants to manufacture highly customized and encrypted botanical DNA markers, or SigNature DNA Markers, which we believe are virtually impossible to replicate.  We have embedded SigNature DNA Markers into a range of our customers’ products, including various inks, thermal ribbon, thread, varnishes and adhesives.  These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication.  Our SigNature DNA solution provides a secure, accurate and cost-effective means for users to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items such as branded products, artwork and collectibles, cash-in-transit, fine wine, digital media, financial instruments, identity cards and other official documents.  Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

BioMaterial GenoTyping.  Our BioMaterial GenoTyping solution refers to the development of genetic assays to distinguish between varieties or strains of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods, that contain their own source DNA.  We have developed two proprietary genetic tests (FiberTyping™ and PimaTyping™) to track American Pima cotton from the field to finished garments.  These genetic assays provide the cotton industry with the first authentication tools that can be applied throughout the U.S. and worldwide cotton industry from cotton growers, mills, wholesalers, distributors, manufacturers and retailers through trade groups and government agencies.

BioActive Ingredients.  Our BioActive Ingredients program began in 2007, based on the biofermentation expertise developed during the manufacturing of DNA for our SigNature DNA and BioMaterial Genotyping solutions.  Our BioActive Ingredients have been used by our customers in personal care products, such as skin care products, and in textiles, such as intimate apparel.

Corporate History

We are a Nevada corporation, which was initially formed under the laws of the State of Florida as Datalink Systems, Inc. in 1983.  In 1998, we reincorporated in Nevada, and in November of 2002, we changed our name to our current name, Applied DNA Sciences, Inc.  A proposal has been submitted to the stockholders for consideration at the 2008 Annual Meeting of Stockholders to be held on December 16, 2008 to change the state of incorporation from Nevada to Delaware.  In November 2005, our corporate headquarters were relocated from Los Angeles, California to the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we established laboratories for the manufacture of DNA markers and product prototypes, and DNA authentication.  To date, the company has a very limited operating history, and as a result, the company’s operations have produced insignificant revenues.

Industry Background

Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide.  The U.S. Chamber of Commerce reported in 2007 that counterfeiting and piracy cost the U.S. economy between $200-$250 billion per year, or an estimated 750,000 American jobs, and pose a real threat to consumer health and safety.  The World Customs Organization and Interpol estimate that annual global trade in illegitimate goods was $650 billion in 2007.

Product counterfeiting and diversion particularly harms manufacturers of consumer products, especially for prestige and established brands, and the consumers who purchase them.  This total includes:

●	$34 billion of software products;
●	$12 billion of apparel and footwear;
●	$193 million of cigarettes and tobacco products;
●	$32 billion of pharmaceuticals;
●	$18 million in wine;
●	$500 million of sports equipment;
●	$35 million of electronic equipment and supplies;
●	$3 billion in cosmetics;
●	$12 billion in automobile parts;
●	$11 million of food and alcohol products;
●	$11 million in jewelry and watches;
●	$10 million of computer equipment and supplies; and
●	$123 million of other goods.

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

Cash-in-transit businesses transport and store cash and ATM cassettes. In the U.K. alone, there is an estimated £500 billion being transported each year, or £1.4 billion per day.  The nature of this business makes cash-in-transit an attractive target for criminals, and as a result the industry invests in excess of £100 million per year in security equipment and devices.  Currently, a system of cash degradation, using a smoke or liquid dye to permanently mark and essentially destroy stolen cash, is used.  The incidence of cash-in-transit based crime has increased over 170% in London since 2006, according to the Metropolitan Police.

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

The digital and recording media industry, including the segment that records computer software on compact discs, has long been a victim of piracy, or the production of illegal copies of genuine media or software, and the counterfeiting and distribution of imitation media or software.  Compact discs, DVDs, videotapes, computer software and other digital and recording media that appears identical to genuine products are sold at substantial discounts by vendors at street and night markets, via mail order catalogs and on the internet at direct retail websites or at auction sites.  In 2008 the Business Software Alliance ("BSA") reported that in 2007, the United States lost $8.0 billion as a result of software piracy.  The BSA also estimated that 33 percent of software programs in the U.S. are unlicensed and that since January 1, 2000, the BSA has settled with 1,668 companies for a total of $81,821,895.  In a white paper published in December 2005, the BSA and the IDC also reported that they found in a 2007 study that for every two dollars worth of software purchased legitimately, one dollar was obtained illegally.

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  In 2006 the Center for Medicine in the Public Interest predicted that counterfeit drug sales will reach $75 billion globally in 2010, an increase of more than 90% from 2005.  In February 2006, the World Health Organization ("WHO") estimated that counterfeits account for more than 10% of the global pharmaceuticals market, and 25% of pharmaceuticals consumed in developing countries and that as much as 50% in some countries, are counterfeit.  According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.  The challenges presented by traditional counterfeiters have recently been supplemented by the many websites, from direct retailers to auction sites, that offer counterfeit prescription drugs online.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including radio-frequency identification tags and electronic product codes, known as EPCs, to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.

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

Every living organism has a unique DNA code that determines the character and composition of its cells. The core technologies of our business allow us to use the DNA of everyday plants to mark objects in a unique manner that we believe cannot be replicated, and then identify these objects by detecting the absence or presence of the DNA.  Our scientific team was able to develop genetic based assays and protocols to identify DNA markers that are endogenous to a particular plant in order to differentiate between biological strains of cotton and we are now employing the same methodology in wool, wine and other natural products. In addition, in the case of Pima cotton, we have developed proprietary technologies to differentiate between Pima (G. barbadense) and Non-Pima (G. hirsutum) cotton with absolute certainty.  In the process, we were also able to develop an approach to attach an exogenous DNA marker to a finished textile product.  Cotton classification and the authentication of cotton geographic origin are issues of global significance, important to brand owners and to governments that must regulate the international cotton trade. The use of DNA to identify the cotton fiber content of finished textiles is a significant opportunity for license holders to control their brand and for governments to improve their ability to enforce compliance with trade agreements between nations.  In addition to the global cotton trade, the markets for BioMaterial Genotyping include biotherapeutics, nutraceuticals, natural foods, wines and fermented alcohols and other natural textiles.

The global market for specialty raw materials for cosmetics and toiletries, which includes BioActive Ingredients, was reported to be $5.9 billion in 2006 with an estimated growth of 5% per year (Freedonia).

Our Offerings

SigNature DNA

We believe our SigNature DNA offering is as broadly applicable, convenient and inexpensive as existing authentication systems, while highly resistant to reverse-engineering or replication, so that it can either be applied independently or supplement existing systems in order to allow for a forensic level of authentication of the sources of a broad range of items, such as artwork and collectibles, fine wine, consumer products, digital and recording media, pharmaceuticals, financial instruments, identity cards and official documents.  Each SigNature DNA Marker is first designed and manufactured to be a highly customized and encrypted botanical DNA marker.  The SigNature DNA Marker is then encapsulated and stabilized so that it is resistant to heat, organic solvents, chemicals and most importantly, ultraviolet, or UV radiation.  Once it has been encapsulated, our SigNature DNA Embedment system can be used to embed the SigNature DNA Marker directly onto products or other items or into special inks, threads and other media, which in turn can be incorporated into packaging or products.  Once it is embedded, our SigNature DNA Encryption Detector pen can instantly test for the presence or absence of any of our SigNature DNA Markers, and our SigNature polymerase chain reaction (PCR) Kits can provide rapid forensic level authentication of specific SigNature DNA Markers.

We believe that the key characteristics and benefits of the SigNature DNA offering are as follows:

We Believe Our SigNature DNA Markers Are Virtually Impossible to Copy

In creating unique SigNature DNA Markers, we use DNA segments from one or more botanical sources, rearrange them into unique encrypted sequences, and then implement one or more layers of anti-counterfeit techniques.  Because the portion of DNA in a SigNature DNA Marker used to identify the marker is so minute, it cannot be detected unless it is replicated billions of times over, or amplified.  This amplification can only be achieved by applying matching strands of DNA, or a primer, and polymerase chain reaction (PCR) techniques to the SigNature DNA Marker.  The sequence of the relevant DNA in a SigNature DNA Marker must be known in order to manufacture the primer for that DNA.  As a result, we believe the effort required to find, amplify, select and clone the relevant DNA in a SigNature DNA Marker would involve such enormous effort and expense that SigNature DNA Markers are virtually impossible to copy without our proprietary systems.

Simple and Rapid Authentication

We offer rapid readers capable of instantly testing for the presence or absence of any of our SigNature DNA Markers.  In addition, when a forensic level of authentication is necessary, we offer in-field or in-house forensic DNA authentication with a handheld battery powered PCR-based device that will confirm authentication sequences in approximately 10 minutes.

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

Easily Integrated with Other Anti-Counterfeit Technologies

Our SigNature DNA Markers can be embedded onto RFID devices, banknote threads, labels, serial numbers, holograms, and other marking systems using inks, threads and other media.  We believe that combined with other traditional methods, our SigNature DNA solution provides a significant deterrent against counterfeiting, product diversion, piracy, fraud and identity theft.

Broad Applicability and Ingestible

Our SigNature DNA Markers can be embedded into almost any consumer product, and virtually any other item.  For instance, the indelible SigNature DNA Ink we produce is safe to consume and can be used in pharmaceutical drug tablets and capsules.  Use of our SigNature DNA in ingestible products and drugs will require approval of the U.S. Food and Drug Administration.

BioMaterial Genotyping

We believe our BioMaterial Genotyping solution offers a unique means for determining the authenticity of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods.  Just as a person’s DNA specifies all of their unique qualities, biomaterials typically contain genomic DNA or fragments thereof that can be utilized to authenticate originality.  We have initially developed two proprietary genetic-based assays and protocols to identify DNA markers that are endogenous (internal) to a particular product in order to differentiate between biological strains.  In a process we call Fibertyping™, we are able to differentiate between Pima cotton (G. barbadense) and upland cotton (G. hirsutum).  Our FiberTyping offering enables our customers and potential clients to cost-effectively give assurance to manufacturers, suppliers, distributors, retailers and end-users that their products are authentic, that they are made from the fibers and textiles as labeled.  In a process we call Pimatyping™, we are able to differentiate between Pima cotton grown in different regions of the world.  Cotton classification and the authentication of cotton geographic origin are issues of global significance, important to brand owners and to governments that must regulate international cotton trade.  Similar offerings are currently being developed for use in biomaterials other than cotton.  Biomaterials can now be tracked from field to final purchase guaranteeing the authenticity of the item.  As we are testing for innate genomic DNA, we believe these assays cannot be counterfeited.

We believe our BioMaterial Genotyping allows us to:

●	Identify U.S. produced Pima cotton;
●	Establish an authentication protocol for cotton and other biomaterials; and
●	Deter counterfeits and protect the integrity of brands.

We believe our two genetic assays accurately distinguish between:

●	Pima cotton (G. barbadense) and upland cotton (G. hirsutum) cultivars in mature cotton fibers and in cotton fabrics (Fibertyping); and
●	American Pima and Extra Long Staple (ELS) Pima cotton (Pimatyping),

We believe that our new DNA extraction protocol and methodologies are more effective than existing forensic systems.  We believe that the combination of our SigNature DNA and BioMaterial Genotyping solutions covers the total authentication market, is applicable to multiple industry verticals, and can mark physical products on the front end and authenticate forensic DNA sequences on the back end.

BioActive Ingredients

Our BioActive Ingredients program began in 2007, based on the biofermentation expertise developed from our experience with the manufacture of DNA for our SigNature DNA and BioMaterial Genotyping solutions.  We initially targeted potential customers in the personal care products industry, and we developed DermalRx, a range of high performance ingredients used by our customers for skin care applications.  We subsequently developed DermalRx HydroSeal, which has been incorporated into the fabric of a new line of intimate apparel currently being test marketed by a global marketer of intimate apparel.  In addition, we developed DermalRx SRC, Skin Resurfacing Complex, an ingredient designed to promote smoother more radiant skin by stimulating the skin's own exfoliation process.

Our Strategy

We have begun to generate revenues principally from sales of our SigNature DNA, BioMaterial Genotyping and BioActive Ingredients offerings.  Key aspects of our strategy include:

Customize and Refine our Solutions to Meet Potential Customers’ Needs

We are continuously attempting to improve our SigNature DNA solution by testing the incorporation of our SigNature DNA Markers into different media, such as newly configured labels, inks or packing elements, for use in new applications.  Each prospective customer has specific needs and employs varying levels of existing security technologies with which our solution must be integrated.  Our goal is to develop a secure and cost-effective system for each potential customer that can be incorporated into that potential customer’s products or items themselves or their packaging so that they can, for instance, be tracked throughout the entire supply chain and distribution system.

Continue to Enhance Detection Technologies for Authentication of our SigNature DNA Markers

We have also identified and are further examining opportunities to collaborate with companies and universities to develop a new line of detection technologies that will provide faster and more convenient ways to authenticate our SigNature DNA Markers.

Target Potential High-Volume Markets

We will continue to focus our efforts on target vertical markets that are characterized by a high level of vulnerability to counterfeiting, product diversion, piracy, fraud, identity theft, and unauthorized intrusion into physical locations and databases.  Today our target markets include art and collectibles, cash-in-transit, fine wine, consumer products, digital and recording media, pharmaceuticals, textile and apparel authentication and secure documents/homeland security.  If and when we have significantly penetrated these markets, we intend to expand into additional related high volume markets.

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

Target Markets

We have begun offering our products and services in Europe and the United States and are targeting the following principal markets:

Art & Collectibles

The fine art and collectibles markets are particularly vulnerable to counterfeiting, forgeries and fraud.  Phony artwork and collectibles are often sold with fake or questionable signatures or attributions.  We believe our SigNature DNA Markers can safely be embedded directly in, and so can be used to designate and then authenticate all forms of artwork and collectibles, including paintings, books, porcelain, marble, stone, bronzes, tapestries, glass and fine woodwork, including frames.  They can also be embedded in any original supporting documentation related to the artwork or collectible, the signature of the artist and any other relevant material that would provide provenance, such as:

●	A signed certificate or statement of authenticity from a respected authority or expert on the artist;
●	An exhibition or gallery sticker attached to the art or collectible;
●	An original sales receipt;
●	A film or recording of the artist talking about the art or collectible;
●	An appraisal from a recognized authority or expert on the art or collectible; and
●	Letters or papers from recognized experts or authorities discussing the art or collectible.

Cash-in-Transit

Cash-in-transit businesses transport and store bank notes and ATM cassettes.  In the U.K. alone, there is an estimated £500 billion being transported each year, or £1.4 billion per day.  The nature of this business makes cash-in-transit an attractive target for criminals, and as a result the industry invests in excess of £100 million per year in security equipment and devices.  Currently, a system of cash degradation, using a smoke or liquid dye to permanently mark and essentially destroy stolen bank notes, is used.  The incidence of cash-in-transit based crime has increased over 170% in London since 2006, according to the Metropolitan Police and the UK boasts the highest levels of cash-in-transit crime in Europe.

We are able to incorporate our SigNature DNA Markers in cash degradation ink that is used in the cash-in-transit industry.  This solvent-based ink marks bank notes if the cash box is compromised and has the ability to penetrate the bank notes rapidly and permanently.  We believe our SigNature DNA Markers are more resilient and detectable than other competing products.

Fine Wine

Vintners and purveyors of fine wine are also vulnerable to counterfeiting or product diversion.  We believe our SigNature and BioMaterial Genotyping solutions can provide vintners, purveyors of fine wines and organizations within the wine community several benefits:

●	Verifed authenticity increases potential customers' confidence in the product and their purchase decision;
●	For the vintner, the SigNature and BioMaterial Genotyping solutions can strengthen brand support and recognition, and offers the potential for improved marketability and sales; and
●
SigNature DNA Markers can be embedded in bottles, labels, or both at the winery, and easily authenticated at the location of the wine distributor or auctioneer; BioMaterial Genotyping allows the identification of wine based on the varietal of grape and the region it is grown in.

Consumer Products

Counterfeit items are a significant and growing problem with all kinds of consumer packaged goods, especially in the retail and apparel industries.  According to the World Customs Organization, up to $12 billion worth of clothing and accessories worldwide are fake, and Interpol reported $3 billion worth of fragrances and cosmetics are counterfeit each year.  In the United States, $1.29 billion dollars worth of seizures and losses were incurred resulting from counterfeit of apparel and other consumer products.  We have developed and are currently marketing a number of solutions aimed at brand protection and authentication for the retail and apparel industries, including the clothing, accessories, fragrances and cosmetics segments.  Our SigNature DNA solution can be used by manufacturers in these industries to combat counterfeiting and piracy of primary, secondary and tertiary packaging, as well as the product itself, and to track products that have been lost in transit, whether misplaced or stolen.

Digital and Recording Media

The digital and recording media industry, including the segment that records computer software on compact discs, faces significant threats from piracy and the counterfeiting and distribution of imitation media or software.  In 2008 the Business Software Alliance ("BSA") reported that in 2007, the United States software industry lost $8.9 billion as a result of software piracy, an increase of $1.6 billion over the previous year.  An independent study conducted by IDC for the BSA reported that 33 percent of software in the United States is unlicensed.  Our SigNature DNA Markers can be embedded onto digital and recording media products, such as CDs, DVDs, videotapes and computer software, as well as the packaging of these products.

Pharmaceuticals

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including RFID tags and EPCs to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.  Our SigNature DNA Markers can easily be embedded directly into pharmaceutical packaging or into RFID tags or EPCs attached to packaging, and since they are ingestible, may be applied as part of a unit dose.  In its 2004 report "Combating Counterfeit Drugs," the U.S. Food and Drug Administration noted that authentication technologies for pharmaceuticals (such as color-shifting inks, holograms, taggants, or chemical markers embedded in a drug or its label) have been sufficiently perfected that they can now serve as a critical component of a layered approach to control counterfeit drugs.  The U.S. Food and Drug Administration’s 2004 Report acknowledged the importance of using one or more authentication technologies for drug products.

Secure Documents/Homeland Security

Governments worldwide are increasingly faced with the problems of counterfeit currencies, official documents, and identity and security cards, as well as terrorism and other security threats.  Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade.  Our SigNature DNA solution can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them.  Our SigNature solution can be used for all types of identification and official documents, such as:

●	passports;
●	lawful permanent resident, or “green” cards;
●	visas;
●	drivers’ licenses;
●	Social Security cards;
●	military identification cards;
●	national transportation cards;
●	security cards for access to sensitive physical locations; and
●	other important identity cards, official documents and security-related cards.

Textile and Apparel Authentication

Cotton classification and the authentication of cotton geographic origin are issues of global significance, important to brand owners and to governments that must regulate international cotton trade.  We believe that our SigNature DNA and BioMaterial Genotyping solutions could have significant potential applications for the enforcement of cotton trade quotas in the U.S. and across the globe, and for legislated quality improvement within the industry.  We believe that similar issues face the wool and other natural product industries which is the next area we plan to target.

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

Products and Services

Our SigNature DNA solution consists of three steps: creating and encapsulating a specific encrypted DNA segment, applying it to a product or other item, and detecting the presence or absence of the specific segment.  We plan for the first two steps to be controlled exclusively by Applied DNA and its certified agents to ensure the security of SigNature DNA Markers.  Once applied, the presence of any of our SigNature DNA Markers can be detected by us or a customer in a simple spot test, or a sample taken from the product or other item can be analyzed forensically to obtain definitive proof of the presence or absence of a specific type of SigNature DNA Marker (e.g., one designed to mark a particular product).

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

SigNature DNA Ink: Our SigNature DNA Ink can be applied directly or on a label that is then affixed to the product or item.  SigNature DNA Ink is highly durable and degradation resistant.  SigNature DNA Ink can be visible (colored) or invisible.  This makes it possible to mark products with a visible, or overt, and/or invisible, or covert, SigNature DNA Marker on any tangible surface such as a label.  The location of covert Signature DNA Markers on a product are recorded and stored in a secure database.  Similar media like varnish and paints can also be used instead of ink. Sporting event tickets have been prototyped using our SigNature DNA Ink.  In addition, our SigNature DNA Ink is being tested in government documents, auto parts, luxury goods and consumer products. Other examples of where our SigNature DNA Inks can be used include:

●	artwork and collectibles (paintings, artifacts, antiques, stamps, coins, documents, collectibles and memorabilia);
●	corporate documents: (confidential, date and time dependent documents or security clearance documents);
●	financial instruments (currency, stock certificates, checks, bonds and debentures);
●	retail items (event tickets, VIP tickets, clothing labels, luxury products);
●	pharmaceuticals (tablet, capsule and pill surface printing); and
●	other miscellaneous items (lottery tickets, inspection stamps, custom seals, passports and visas, etc.).

We have also developed a portfolio of SigNature DNA containing thermal transfer ribbons.  These products will allow retailers to protect at the point-of-sale by printing price labels, hang tags, event tickets and even credentials with customized SigNature markers. We are also able to mark cartridges of laser printers with SigNature DNA.

AzSure™ Security Ink: We have developed AzSure bank note marking ink at the request of our cash-in-transit customer.  This security ink is being marketed to governments and industry to protect bank notes and other financial instruments.  We believe the unique visible and fluorescent blue signature of our highly substantive dye/DNA system distinguishes AzSure from all other dyes used within the cash-in-transit industry.

SigNature DNA Thread:  Our SigNature DNA Thread, which can consist of any fabric from cotton to wool, is embedded with SigNature DNA Markers and can be used to mark and authenticate products and other items incorporating textiles.  For example, SigNature DNA Thread can be incorporated in a finished garment, bag, purse, shoe or other product or item.  SigNature DNA Thread can help textile vendors, clothing and accessory manufacturers and governments authenticate thread, yarn and fabric at any stage in the supply chain.  We can also embed our SigNature DNA Markers into raw cotton fiber before manufacture of a finished cotton textile product (e.g., a t-shirt) and authenticate a finished cotton product. We are currently working with the Textile Centre of Excellence consortium of companies (Leeds, UK) to demonstrate how our SigNature DNA can be used to authenticate textiles at all points of the supply chain through to the end user. In addition, we are working to demonstrate the integration of SigNature DNA with existing manufacturing processes to produce threads, labels and fabrics manufactured by Yorkshire-based companies.

Other Security Devices:  Our SigNature DNA Markers can also be embedded onto printed barcodes, RFID tags, optical memory strips, holograms, tamper proof labels and other security devices incorporated into products and other items for various security-related purposes.

SigNature DNA Detection and Product Authentication

We now offer a full range of detection options from instant rapid screening to more detailed forensic level authentication:

Level 1 “Spot Test” Detection:  We offer rapid readers capable of instantly testing for the presence or absence of any of our SigNature DNA Markers.

Level 2 Forensic DNA Authentication:  When a forensic level of authentication is necessary, we offer in-field or in-house forensic DNA authentication with a handheld battery powered PCR-based device that will confirm authentication sequences in approximately 10 minutes.

Sales and Marketing

As of December 15, 2008, we had 2 employees devoted to and 3 employees engaged in direct sales.  We expect to hire additional sales directors and/or consultants to assist us with sales and marketing efforts with respect to our 6 target vertical markets.

Research and Development

Our research and development efforts are primarily focused on the development of prototypes of new versions of our products using our existing technologies for review by prospective customers, such as different types of SigNature DNA Ink and SigNature DNA Thread.  We are also focused on the identification of additional genotyping markers and on the development of new ingredients for the personal care products industry.  Nonetheless, we believe that our development of new and enhanced technologies relating to our business may be important to our future success, and we continue to examine whether investments in the research and development of such technologies is merited.

Manufacturing

We have the capability to manufacture SigNature DNA Markers, covert DNA Ink, and SigNature PCR Kits at our laboratories in Stony Brook.  We rely upon other companies to manufacture our overt color-changing DNA Ink . We also have in-house capabilities to manufacture all BioActive Ingredients and to complete all BioMaterial Genotyping authentications.

Commercial Agreements and Distribution of our Products

HPT Agreement.  On March 19, 2007, we entered into a Technology Reseller Agreement (the “HPT Agreement”) with HPT International, LLC (“HPT”).  In the HPT Agreement we agreed to supply our SigNature DNA Markers to HPT to be affixed onto HPT's holograms, Nylon 6 tags and other plastic or metal food tags.  HPT has been granted exclusive rights to affix our SigNature DNA Markers onto its tagging products for distribution to its customers in the United States in the poultry and kosher foods markets, and non-exclusive rights to attach our SigNature DNA Markers onto its tagging products for distribution to its customers worldwide. We will receive a fee for each SigNature DNA Marker that is attached to an HPT product and distributed to a third party, and for each forensic level authentication test that we perform at HPT's request. HPT has been granted exclusive rights in the U.S. poultry and kosher foods markets with respect to new customers through March 18, 2008.  After that date, HPT will lose its exclusive rights if it does not realize certain sales goals or does not agree to certain minimum purchases during the subsequent year of the agreement.  Under the HPT Agreement, HPT has the right to permanent exclusivity in the U.S. poultry and kosher foods markets if it realizes its sales goals for the first two years under the HPT Agreement and achieves an additional milestone to be agreed by us and HPT prior to March 18, 2009.

IIMAK Agreement.  On April 18, 2007, we entered into a Joint Development and Marketing Agreement with International Imaging Materials, Inc., or IIMAK. In this agreement with IIMAK, the parties agreed to jointly develop thermal transfer ribbons incorporating our SigNature DNA Markers to help prevent counterfeiting and product diversion for an initial six (6) month period. Upon the successful development of commercially feasible ribbons incorporating SigNature DNA Markers, we will be paid royalties based on a calculation of net receipts by IIMAK from sales of such products. We will receive the exclusive right to supply DNA taggants to IIMAK and IIMAK will receive the exclusive right to manufacture and sell such products worldwide. In February 2008, we completed the joint development stage of this agreement and initiated pilot manufacturing of IIMAK thermal transfer ribbons embedded with SigNature DNA.

Champion Thread: On May 8, 2007, we entered into a Product Development, Marketing and Distribution Agreement with Champion Thread Company, or Champion Thread.  Under the terms of the Agreement, Champion Thread has been granted exclusive worldwide rights to be the reseller for the thread, yarn, woven labels, and printed labels for textiles markets for an initial period of four years with automatic annual renewals thereafter, subject to either party’s right not to renew.  We will be paid certain royalties on all sales made by Champion Thread.

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

Supima Cotton Agreement.  On June 27, 2007, we entered into a Feasibility Study Agreement with Supima, a non-profit organization for the promotion of U.S. pima cotton growers.  In connection with the agreement we undertook a study of the feasibility of establishing a method or methods to authenticate and identify U.S. produced pima cotton fibers.  We received payments from Supima upon signing of the agreement and in installments beginning on July 6, 2007 through completion of the feasibility study.  The feasibility study was successfully completed in the first quarter of 2008.  We plan to begin a preliminary launch of authentication services in 2009 and we may in the future offer authentication services to member companies of Supima (as well as non-member companies) to confirm the Supima cotton content of textile items such as apparel and home fashion products.  We are obligated to pay Supima a percentage of any fees that we receive from such companies for authentication services we provide them. We are also obligated to pay Supima fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study out of any fees we receive from providing authentication services.  In addition, until the earlier of either (i) five years or (ii) the repayment to Supima of fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study, we are obligated to pay Supima a fee for each authentication service that we provide. The agreement may be terminated by us or Supima after sixty (60) days upon fourteen (14) days prior written notice.

Textile Centre of Excellence. On August 11, 2008, we entered into an Agreement with Huddersfield and District Textile Training Company Limited.  We have agreed to undertake a study to demonstrate how our SigNature DNA can be used to authenticate textiles at all points of the supply chain through to the end user.  In addition, this study will demonstrate the integration of SigNature DNA with existing manufacturing processes to produce threads, labels and fabrics manufactured by Yorkshire-based companies.  The funding for Phase I of the study, which runs through December 2008, totals £50,000.  Upon successful completion of Phase I of the study, we anticipate beginning Phase II, which could result in continued funding.

Biowell Agreement.  In the first half of 2005, Biowell Technology, Inc. ("Biowell") transferred substantially all of its intellectual property to Rixflex Holdings Limited, a British Virgin Islands company, and on July 12, 2005, Rixflex Holdings Limited merged with and into our wholly-owned subsidiary APDN (B.V.L.) Inc., a British Virgin Islands company.  The shareholders of Rixflex Holdings Limited recieved 36 million shares of our common stock in consideration of this merger.  In connection with the acquisition of this Biowell intellectual property, we terminated our existing license agreement and on July 12, 2005, we entered into a license agreement with Biowell, under which we granted Biowell an exclusive license to sell, market, and sub-license certain of our products in Australia, certain countries in Asia and certain Middle Eastern countries.  By letter dated November 1, 2007, we terminated Biowell's rights as license with respect to Australia, China and certain other countries in Asia because of Biowell's failure to pay us certain fees, payments or consideration in connection with the grant of the license.  In addition, we terminated the exclusivity of the license with respect to certain Middle Eastern and other Asian countries because of Biowell's failure to meet certain minimum annual net sales in each of the various countries coverred by the license.

Competition

The principal markets for our offerings are intensely competitive.  We compete with many existing suppliers and new competitors continue to enter the market.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Applied Optical Technologies, Authentix, ChemTAG, Collectors Universe Inc., Collotype, Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Manakoa, SmartWater Technology, Inc., Sun Chemical Corp, Tracetag and Warnex.

Some examples of competing security products include:

●	fingerprint scanner (a system that scans fingerprints before granting access to secure information or facilities);
●	voice recognition software (software that authenticates users based on individual vocal patterns);
●	cornea scanner (a scanner that scan the iris of a user’s eye to compare with data in a computer database);
●	face scanner (a scanning system that use complex algorithms to distinguish one face from another);
●
integrated circuit chip & magnetic strips (integrated circuit chips that receive and, if authentic, send a correct electric signal back to the reader, and magnetic strips that contain information, both of which are common components of debit and credit cards);

●
optically variable microstructures (these include holograms, which display images in three dimensions and are generally difficult to reproduce using advanced color photocopiers and printing techniques, along with other devices with similar features);

●	elemental taggants and fluorescence (elemental taggants are various unique substances that can be used to mark products and other items, are revealed by techniques such as x-ray fluorescence); and
●	radioactivity & rare molecules (radioactive substances or rare molecules which are uncommon and readily detected).

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

Patents Issued:

Patent Name	Patent No:	Assignee of Record	Dated Issued	Jurisdiction
Nucleic Acid as Marker for Product Anticounterfeiting and Identification	89108443	APDN (B.V.I.) Inc.	March 17,2000	Taiwan

Method of using ribonucleic acid as product antifake mark and for verification	00107580.2	Rixflex Holdings Limited (2)	February 2, 2005	China

EppenLocker (A Leakage-Prevention Apparatus of Microcentrifuge)	89204158	APDN (B.V.I.) Inc.	March 10, 2000	Taiwan

Multiple Tube Structure for Multiple PCR in a Closed Container	89210575	APDN (B.V.I.) Inc.	June 20, 2000	Taiwan

A Device for Multiple Polymerase Chain Reactions In a Closed Container and a Method of Using Thereof	89111477	APDN (B.V.I.) Inc.	June 12, 2000	Taiwan

Method for Mixing Nucleic Acid in Water Insoluble Media and Application Thereof	921221973	APDN (B.V.I.) Inc.	August 11, 2003	Taiwan

A Method of Utilizing Nucleic Acids as Markers for Product Anti-Counterfeit Labeling and Verification	US 7,115,301 B2	Rixflex Holdings Limited (2)	October 3, 2006	United States

Patents Pending:

Patent Name	Application No.	Filed in the Name of	Dated Filed	Jurisdiction
Method for Mixing Nucleic Acid in Water Insoluble Media and Application Thereof	2002-294229 03007023.9 10/645,602	Biowell (1) Rixflex Holdings Limited (2) Rixflex Holdings Limited (2)	August 31, 2002 March 27, 2003 August 22, 2003	Japan EU United States

Method of dissolving nucleic acid in water insoluble medium and its application	03155949.2	APDN (B.V.I.) Inc.	August 27, 2003	China

Novel nucleic acid based steganography system and application thereof	10/909,431	Rixflex Holdings Limited (2)	August 3, 2004	United States

Cryptic method of secret information carried in DNA molecule and its deencryption method	921221490	APDN (B.V.I.) Inc.	August 6, 2003	Taiwan

A novel nucleic acid based steganography system and application thereof	03127517.6 61387/2004	Biowell (1) Rixflex Holdings Limited (2)	August 6, 2003 August 4, 2004	China Korea

A novel method for coding based on nucleic acids and utility thereof	04018374.1	Rixflex Holdings Limited (2)	August 3, 2004	EU

	1-2004-00742	Rixflex Holdings Limited (2)	August 4, 2004	Vietnam

Patent Name	Patent No:	Assignee of Record	Dated Issued	Jurisdiction

A novel nucleic acid based steganography system and applications thereof	092819	Rixflex Holdings Limited (2)	August 4, 2004	Thailand

	PI20043145	Biowell (1)	August 4, 2004	Malaysia

	2004-225987	Rixflex Holdings Limited (2)	August 2, 2004	Japan

	P-00200400374	Rixflex Holdings Limited (2)	August 4, 2004	Indonesia

	764/CHE/2004	Rixflex Holdings Limited (2)	August 4, 2004	India

Method for classifying group ID of shoppers and transferring the shopping discount to group development funds development	92119302	APDN (B.V.I.) Inc.	July 15, 2003	Taiwan

Method for transferring feedback foundation capable of identifying multiple objects	03150071.4	APDN (B.V.I.) Inc.	July 31, 2003	China

Method of Classifying Group ID of Shoppers and Transferring the Shopping Discount to Group Development Funds	PI20042889	Rixflex Holdings Limited (2)	August 4, 2004	Malaysia

	092217	Rixflex Holdings Limited (2)	July 12, 2004	Thailand

	2004-200730	Biowell (1)	July 7, 2004	Japan

System and Method for authenticating multiple components associated with a particular product.	11/437,265 PCT/US2006/019660	APDN (B.V.I.) Inc. APDN (B.V.I.) Inc.	May 19, 2005 May 19, 2006	US PCT

System and Method for Marking Textiles with Nucleic Acid	10/825,968	APDN (B.V.I.) Inc.	April 15, 2004	United States

System and Method for Marking Textiles with Nucleic Acids	Publication #20050112610	APDN (B.V.I.) Inc	4/16/2003	United States

System and Method for Authenticating Multiple Components Associated with a Particular Good	Publication # 22070048761	APDN (B.V.I.) Inc	5/20/2005	United States

System and Method for Secure Document Printing and Detection	Application # 60/874,425	APDN (B.V.I.) Inc	12/12/2006	United States

System and Method for Authenticating Tablets	Application #60/877,875	APDN (B.V.I.) Inc	12/26/2006	United States

System and Method for Authenticating Sports Identification Goods	Application # 60/877,869	APDN (B.V.I.) Inc.	12/29/2006	United States

Optical Reporter Compositions	11/954,030	APDN (B.V.I.) Inc.	12/11/2007	United States

Patent Name	Patent No:	Assignee of Record	Dated Issued	Jurisdiction

Methods for Covalent Linking of Optical Reporters	11/954,009	APDN (B.V.I.) Inc.	12/11/2007	United States

Method for Authenticating Articles with Optical Reporters	11/954,038	APDN (B.V.I.) Inc.	12/11/2007	United States

Method for Secure Document Printing and Detection	11/954,044	APDN (B.V.I.) Inc.	12/11/2007	United States

Method for Authenticating Sports Identification Goods	11/954,051	APDN (B.V.I.) Inc.	12/11/2007	United States

Method for Authenticating Tablets	11/954,055	APDN (B.V.I.) Inc.	12/11/2007	United States

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

Trademarks Pending:

Trademark	Application No:	Owner	Filing Date	Jurisdiction
APPLIED DNA	76/549,861	APDN (B.V.I.) Inc.	September 22, 2003	United States

SIGNATURE	78/871,967	APDN (B.V.I.) Inc.	April 28, 2006	United States

FIBERTYPING	77/488.647	APDN (B.V.I.) Inc.	June 2, 2008	United States

PIMATYPING	77/488.531	APDN (B.V.I.) Inc.	June 2, 2008	United States

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

Employees

Presently, we currently have 13 full-time employees and two part-time employees, including two in management, nine in operations, three in sales and marketing and one in investor relations.  None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

Available Information

We are subject to the informational requirements of the Exchange Act, which requires us to file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to such reports and other information with the Securities and Exchange Commission (“SEC”).  This information is available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s website at www.sec.gov.  Our web site is located at www.adnas.com.

ITEM 1A. RISK FACTORS.

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

We have a short operating history with our current business model, which involves the marketing, sale and distribution anti-counterfeiting and product authentication solutions as well as ingredients for use in personal care and other products. Our operations since inception have produced insignificant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. If we create significant revenues in the future, we will derive most of such revenues from the sale of anti-counterfeiting and product authentication solutions as well as ingredients, which are immature industries. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses which may continue, and which may harm our ability to obtain financing and continue our operations.

We incurred net losses of $6.8 million for the year ended September 30, 2008 and $13.3 million for the year ended September 30, 2007.  These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and incurred interest expense on notes and warrants we issued to obtain financing.  Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company.  We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future.  Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance.  If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing.  As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

We will require additional financing which may require the issuance of additional shares which would dilute the ownership held by our shareholders.

We will need to raise funds through either debt or the sale of our shares in order to achieve our business goals.  Although there are no present plans, agreements, commitments or undertakings with respect to the sale of additional shares or securities convertible into any such shares by us, any shares issued would further dilute the percentage ownership held by the stockholders.  Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares.

If we are unable to obtain additional financing our business operations will be harmed or discontinued, and if we do obtain additional financing our shareholders may suffer substantial dilution.

We believe that our existing capital resources will enable us to fund our operations until approximately February 2009. We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated December 15, 2008, our independent auditors stated that our financial statements for the year ended September 30, 2008 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring net losses of $6.8 million for the year ended September 30, 2008. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

The markets for our anti-counterfeiting and product authentication solutions as well as our BioActive Ingredients are very competitive, and we may be unable to continue to compete effectively these industries in the future.

The principal markets for our our anti-counterfeiting and product authentication solutions as well as our BioActive Ingredients are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Authentix, Collectors Universe Inc., Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Manakoa, OpSec Security Group, SmartWater Technology, Inc., Sun Chemical Corp, and Tracetag.

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

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers.  We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future.  In the event that a claim is successfully brought against us, considering our lack of material revenue and the losses our business has incurred for the period from our inception to September 30, 2008, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

We were obligated to pay liquidated damages as a result of our failure to have our registration statement declared effective prior to June 15, 2005, and any payment of liquidated damages will either result in depletion of our limited working capital or issuance of shares of common stock which would cause dilution to our existing shareholders.

Pursuant to the terms of a registration rights agreement with respect to common stock underlying convertible notes and warrants we issued in private placements in November and December, 2003, December, 2004, and January and February, 2005, for each month after June 15, 2005 that we did not have a registration statement registering the shares underlying these convertible notes and warrants declared effective, we were obligated to pay liquidated damages in the amount of 3.5% per month of the face amount of the notes, an amount equal to $367,885. On July 24, 2008, the SEC declared effective our registration statement with respect to common stock underlying convertible notes and warrants we issued in private placements in November and December, 2003, December, 2004, and January and February, 2005. At our option, these liquidated damages can be paid in cash or unregistered shares of our common stock. To date we have decided to pay certain of these liquidated damages in common stock, although any future payments of liquidated damages may, at our option, be made in cash. If we decide to pay such liquidated damages in cash, we would be required to use our limited working capital and potentially raise additional funds. If we decide to pay the liquidated damages in shares of common stock, the number of shares issued would depend on our stock price at the time that payment is due. Based on the closing market prices of $0.66, $0.58, $0.70, $0.49, $0.32 and $0.20 for our common stock on July 15, 2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005 and December 15, 2005, respectively, we issued a total of 3,807,375 shares of common stock in liquidated damages from August, 2005 to January, 2006 to persons who invested in the January and February, 2005 private placements. The issuance of shares upon any payment by us of further liquidated damages will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements.  We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons.  Nonetheless, as of September 30, 2008 we have accrued approximately $12.0 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

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

As of December 15, 2008, we had 231,870,731 shares of common stock issued and outstanding and outstanding options and warrants to purchase 70,635,964 shares of common stock.  All of the shares issuable upon exercise of our options and warrants may be sold without restriction.  The sale of these shares may adversely affect the market price of our common stock.  The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. This requirement first applied to our annual report on Form 10-K for the fiscal year ending September 30, 2008. Under current rules, commencing with our annual report for the fiscal year ending September 30, 2010 our independent registered accounting firm must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES.

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

Douglas A. Falkner v. Applied DNA Sciences, Inc. (Los Angeles County Superior Court Case No. BC 386557):

Falkner filed a claim on March 3, 2008 asserting counts for breach of contract under his employment agreements dated March 10, 2003 and June 16, 2003 and wrongful discharge in violation of public policy.  The relief sought includes compensatory damages in an aggregate amount of approximately $1.7 million, unspecified exemplary and punitive damages, and attorneys’ fees.  We have filed a motion for summary judgment that will be heard on February 19, 2009.  The trial is currently set for March 24, 2009.  We intend to vigorously defend against the claims asserted against us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on The Over The Counter Bulletin Board (the “OTC Bulletin Board”) maintained by the National Association of Securities Dealers under the symbol “APDN.” There is no certainty that the Common Stock will continue to be quoted or that any liquidity exists for our shareholders.

The following table sets forth the quarterly quotes of high and low prices for our Common Stock on the OTC Bulletin Board during the fiscal years ended September 30, 2007 and September 30, 2008.

	Fiscal 2007		Fiscal 2008

	High	Low	High	Low

First Quarter	$0.12	$0.07	$0.17	$0.09
Second Quarter	$0.28	$0.09	$0.22	$0.09
Third Quarter	$0.23	$0.10	$0.14	$0.09
Fourth Quarter	$0.15	$0.08	$0.10	$0.03

Holders

As of December 15, 2008, we had approximately 1,119 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

Recent Sales of Unregistered Securities

Other than as previously described in our Quarterly Reports on Form 10-Q-SB or in our Current Reports on Form 8-K, there were no sales of unregistered securities during fiscal 2008.

ITEM 6. SELECTED FINANCIAL DATA.

The Company is a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

Introduction

We use the DNA of plants and innovative technologies to provide anti-counterfeiting and product authentication solutions and to manufacture ingredients for personal care products and textiles.  SigNature® DNA and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions, allow users to accurately and effectively protect branded products, artwork and collectibles, fine wine, digital media, financial instruments, identity cards and other official documents.  Our BioActive™ Ingredients, which are being used by our customers in personal care products, such as skin care products, and in textiles, such as intimate apparel, are custom-manufactured to address a customer’s specific need.

SigNature DNA.  We use the DNA of plants to manufacture highly customized and encrypted botanical DNA markers, or SigNature DNA Markers, which we believe are virtually impossible to replicate.  We have embedded SigNature DNA Markers into a range of our customers’ products, including various inks, thermal ribbon, thread, varnishes and adhesives.  These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication.  Our SigNature DNA solution provides a secure, accurate and cost-effective means for users to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items such as branded products, artwork and collectibles, cash-in-transit, fine wine, digital media, financial instruments, identity cards and other official documents.  Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

BioMaterial GenoTyping.  Our BioMaterial GenoTyping solution refers to the development of genetic assays to distinguish between varieties or strains of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods, that contain their own source DNA.  We have developed two proprietary genetic tests (FiberTyping™ and PimaTyping™) to track American Pima cotton from the field to finished garments.  These genetic assays provide the cotton industry with the first authentication tools that can be applied throughout the U.S. and worldwide cotton industry from cotton growers, mills, wholesalers, distributors, manufacturers and retailers through trade groups and government agencies.

BioActive Ingredients.  Our BioActive Ingredients program began in 2007, based on the biofermentation expertise developed from our experience with the manufacture of DNA for our SigNature DNA and BioMaterial Genotyping solutions.  We initially targeted potential customers in the personal care products, industry, and we developed DermalRx Hydroseal, which has been incorporated into the fabric of a new line of intimate apparel currently being test marketed by a global marketer of intimate apparel.  In addition, we developed DermalRx SRC, Skin Resurfacing Complex, an ingredient designed to promote smoother more radiant skin by stimulating the skin's own exfoliation process.

General

We expect to generate revenues principally from sales of our SigNature Program, BioMaterial Genotyping and BioActive Ingredients.  We are currently attempting to develop business in the following target markets: art and collectibles, cash-in-transit, fine wine, consumer products, digital recording media, pharmaceuticals, and homeland security driven programs.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

The accounting policies identified as critical are as follows:

●	Equity issued with registration rights;
●	Revenue recognition;
●	Allowance for Doubtful Accounts; and
●	Fair value of intangible assets.

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

We had an accumulative accrual of $12,023,888 in liquidating damages in relationship to the previously outstanding convertible promissory notes and related warrants.

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

Fair Value of Intangible Assets

We have adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby we periodically test our intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.  During the years ended September 30, 2008 and 2007, our management performed an evaluation of the Company’s intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2008 and 2007, respectively. The tests indicated that the recorded remaining book value of its intellectual property did not exceed its fair value for those respective years, as determined by discounted future cash flows.  Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

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

Comparison of the year Ended September 30, 2008 to the year ended September 30, 2007

Revenues

For the years ended September 30, 2008 and 2007, we generated $873,010 and $121,920 in revenues from operations, respectively.  Our cost of sales for the year ended September 30, 2008 was $171,332, netting us a gross profit of $701,678.  Our cost of sales for the year ended September 30, 2007 was $23,073, netting us a gross profit of $98,847.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the twelve months ended September 30, 2008 decreased 65% to $4.3 million from $12.1 million in the same period in 2007.  Included within the selling, general and administrative expenses for the years ended September 30, 2008 and 2007 were expenses relating to liquidation damage accrual, fund raising and consultant costs of $1.1 million and $7.9 million, respectively.

Research and Development

Research and development expenses increased $34,987 for the twelve months ended September 30, 2008 compared to the same period in 2007 from $110,845 to $145,832, primarily due to customer related activity in research and development with our change in focus to marketing activities.

Depreciation and Amortization

In the twelve months ended September 30, 2008, depreciation and amortization increased $1,834 for the period compared to 2007 from $432,582 to $434,416.  The increase is attributable to the increase of fixed assets acquired during the year ended September 30, 2008.

Total Operating Expenses

Total operating expenses decreased to $4.9 million from $12.6 million, or a decrease of $7.7 million, primarily due to the reduction in accrual for liquidation damages and less consulting costs for the year ended September 30, 2008 as compared to September 30, 2007.

Other Income/Loss

Other income for the twelve months ended September 30, 2008 decreased from a gain of $1.4 million to $0 million.  Other income for the year ended September 30, 2007 was a result primarily from the change in fair value of our recorded warrant liabilities.

As of September 30, 2007, we exchanged common stock for the previously issued Convertible Promissory Notes that contained certain embedded derivative financial instruments.  As a result, we reclassified the warrant liabilities recorded in conjunction with the convertible promissory notes to equity as of the conversion date of the remaining note.

Interest Expenses

Interest expenses for the twelve months ended September 30, 2008, increased to $2.6 million from $2.2 million in the same period of 2007, a increase of $0.4 million, as a result of additional borrowings.

Net Income (loss)

Net loss for the twelve months ended September 30, 2008 decreased to a loss of $6.8 million from a loss of $13.3 million in the prior period as a result of the combination of factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.

As of September 30, 2008, we had a working capital deficit of $15.6 million.  For the year ended September 30, 2008, we generated a net cash flow deficit from operating activities of $2.9 million consisting primarily of year to date losses of $6.8 million.  Non cash adjustments included $3.2 million in depreciation and amortization charges and $1.0 million for common stock issued in exchange for services.  Additionally we had a net increase in current assets of $0.05 million and a net decrease in current liabilities of $0.3 million.  Cash provided by investing activities totaled $0.4 million, primarily provided by reduction in cash held in escrow net with $0.02 million in acquisition of property and equipment.  Cash provided by financing activities for the year ended September 30, 2008 totaled $2.7 million consisting of proceeds from issuance of convertible debt.

We expect capital expenditures to be less than $150,000 in fiscal 2009. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

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

Our registered independent certified public accountants have stated in their report dated December 15, 2008, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Recent Debt and Equity Financing Transactions

Fiscal 2007

During the year ended September 30, 2007, we issued and sold an aggregate principal amount of $850,000 in secured convertible promissory notes bearing interest at 10% per annum and warrants to purchase an aggregate of 1,700,000 shares of our common stock to James A. Hayward, our President, Chairman, Chief Executive Officer and a director.

On April 23, 2007, we issued and sold to James A. Hayward a $100,000 principal amount secured promissory note (“April Note”) bearing interest at a rate of 10% per annum and a warrant (“April Warrant”) to purchase 200,000 shares of our common stock.  On June 30, 2007, we issued and sold to James A. Hayward a $250,000 principal amount secured promissory note (“June Note”) bearing interest at a rate of 10% per annum and a warrant (“June Warrant”) to purchase 500,000 shares of our common stock. On July 30, 2007, we issued and sold to James A. Hayward a $200,000 principal amount secured promissory note (“July Note”) bearing interest at a rate of 10% per annum and a warrant (“July Warrant”) to purchase 400,000 shares of our common stock.  On September 28, 2007, we issued and sold to James A. Hayward a $300,000 principal amount secured promissory note (“September Note”) bearing interest at a rate of 10% per annum and a warrant (“September Warrant”) to purchase 600,000 shares of our common stock.

The April Note and accrued but unpaid interest thereon converted on April 22, 2008 at a conversion price of $0.15 into 733,334 shares of our common stock.  The April Warrant is exercisable for a four-year period commencing on April 23, 2008, and expiring on April 22, 2012, at a price of $0.50 per share. The April Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) April 22, 2010, and (ii) the date our common stock is quoted on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

The June Note and accrued but unpaid interest thereon converted on June 30, 2008 at a conversion price of $0.087732076 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance into 3,134,543 shares of our common stock. The June Warrant is exercisable for a four-year period commencing on June 30, 2008, and expiring on June 29, 2012, at a price of $0.50 per share. The June Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) June 29, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

The July Note and accrued but unpaid interest thereon converted on July 30, 2008 at a conversion price of $0.102568072 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, into 2,144,917 shares of our common stock.  The July Warrant is exercisable for a four-year period commencing on July 30, 2008, and expiring on July 29, 2012, at a price of $0.50 per share. The July Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) July 29, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

The September Note and accrued but unpaid interest thereon converted on September 28, 2008 at a conversion price of $0.066429851 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, into 4,967,646 shares of our common stock.  The September Warrant is exercisable for a four-year period commencing on July 30, 2008, and expiring on September 27, 2012, at a price of $0.50 per share. The September Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) September 27, 2010, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

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

Fiscal 2008

During the year ended September 30, 2008, we sold an aggregate of thirty-six units at a price of $100,000 per unit for sale to “accredited investors,” as defined in regulations promulgated under the Securities Act, for aggregate gross proceeds of $3,600,000.  Each unit consists of (i) a $100,000 Principal Amount 10% Secured Convertible Promissory Note and (ii) a warrant to purchase 200,000 shares of our common stock.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.  The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

Fiscal 2009

On October 21, 2008, we issued and sold to James A. Hayward a $500,000 principal amount secured promissory note (“October Note”) bearing interest at a rate of 10% per annum and a warrant (“October Warrant”) to purchase 1,000,000 shares of our common stock.  The October Note and accrued but unpaid interest thereon is convertible into shares of our common stock at a price of $0.50 per share by the holder at any time from October 21, 2008, through October 20, 2009, and shall automatically convert on October 21, 2009 at a conversion price of $0.026171520 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At any time prior to conversion, we have the right to prepay the October Note and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). The October Warrant is exercisable for a four-year period commencing on October 21, 2009, and expiring on October 20, 2013, at a price of $0.50 per share.  The October Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) October 20, 2011, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

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

Product Research and Development

We anticipate spending approximately $150,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $30,000 on the acquisition of leasehold improvements during the next 12 months.  We believe our current leased space is adequate to manage our growth, if any, over the next 2 to 3 years.

Number of Employees

We currently have 13 full-time employees and two part-time employees, including two in management, nine in operations, three in sales and marketing and one in investor relations.  The company expects to increase its staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated December 15, 2008, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-34 following the Exhibits List.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
●	there is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2009; and
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

RBSM LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of September 30, 2008.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our directors, executive officers and significant employees.

Name	Age	Title	Board of Directors
James A. Hayward	55	Chief Executive Officer, President, and Chairman of the Board	Director
Sanford R. Simon	65		Director
Yacov Shamash	58		Director
Kurt Jensen	51	Chief Financial Officer
Ming-Hwa Benjamin Liang	45	Secretary and Strategic Technology Development Officer

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

Chief Executive Officer – James A. Hayward

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006 and our President and the Chairman of the Board of Directors since June 12, 2007.  He was previously our acting Chief Executive Officer since October 5, 2005.  Since June 2004, Dr. Hayward has been the Chairman of Evotope Biosciences, Inc., a drug development company based in Stony Brook, New York.  Since 2001, Dr. Hayward has been a director of Q-RNA, Inc., a biotech company based in New York, New York.  Since 2000, Dr. Hayward has been a General Partner of Double D Venture Fund, a venture capital firm based in New York, New York.  Between 1990 and July 2004, Dr. Hayward was the Chairman, President and CEO of The Collaborative Group, Ltd., a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, New York.  Dr. Hayward received his bachelor’s degree in Biology and Chemistry from the State University of New York at Oneonta in 1976, his Ph.D. in Molecular Biology from the State University of New York at Stony Brook in 1983, and an honorary Doctor of Science from Stony Brook in 2000.  Dr. Hayward has served on the boards of the Council on Biotechnology, the Long Island Association, the Stony Brook Foundation, The Research Foundation of State University of New York Board of Directors, the New York Biotechnology Association, the Long Island Life Sciences Initiative and the Ward Melville Heritage Organization.

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

Secretary and Strategic Technology Development Officer – Ming-Hwa Benjamin Liang

Ming-Hwa Benjamin Liang has been our Secretary and Strategic Technology Development Officer since October 2005.  Between May 1999 and September 2005, Mr. Liang had been the director of research and development at Biowell Technology Inc.  Mr. Liang received a B.S. in Bio-Agriculture from Colorado State University in 1989, a M.S. in Horticulture from the University of Missouri at Columbia in 1991, his Ph.D. in Plant Science from the University of Missouri at Columbia in 1997 and his LL.M. in Intellectual Property Law from Shih Hsin University, Taiwan in 2004.

BOARD MEETINGS AND COMMITTEES

During the year ended September 30, 2008, the Board of Directors held five board meetings to conduct business.  The Board also approved certain actions by unanimous written consent.

Compensation Committee

In June 2008, our Board of Directors created a standing compensation committee. Our compensation committee is composed of our independent directors, Dr. Sanford R. Simon and Dr. Yacov Shamash. The compensation committee reviews and approves salaries and bonuses for all officers, administers options outstanding under our stock incentive plan, provides advice and recommendations to the Board regarding directors’ compensation and carries out the responsibilities required by SEC rules.  The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance the interests and strategic goals of the Company.  As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussion regarding compensation for other executive officers.  The compensation committee does not utilize outside compensation consultants but considers other general industry information and trends if available.  The Board of Directors has not adopted a written charter for the compensation committee.

Nominating and Audit Committees

We do not have a standing nominating or audit committee.  As a small public company, we believe that all of our directors acting together, as opposed to a subset of them acting by means of a committee, is the most efficient and effective framework for us to perform the functions otherwise associated with nominating and audit committees.

Nominating Committee Functions

Since we do not have a nominating committee, all of the members of the Board of Directors participate in the consideration of director nominees.  We do not currently have a written nominating committee charter or similar document.

Audit Committee Functions

Since we do not have an audit committee, the entire Board of Directors acts as the audit committee.  The Board has determined that we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Board of Directors.  We have not been able to identify a suitable candidate for our Board of Directors that would qualify as an audit committee financial expert.  Dr. Hayward does not meet the definition of an “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.  We do not currently have a written audit committee charter or similar document.

Compliance with Section 16(A) of the Exchange Act

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a Code of Ethics.  Our Board of Directors periodically reviews whether it should adopt a Code of Ethics given the scale and character of its operations at this time.

ITEM 11. EXECUTIVE COMPENSATION.

Overview

We currently have three named executive officers, Dr. James A. Hayward, a director, our Chief Executive Officer, President and Chairman of the Board of Directors, Mr. Kurt H. Jensen, who was appointed our Chief Financial Officer on December 21, 2007, and Dr. Ming-Hwa Ben Liang, our Chief Technology Officer and Secretary.

Our Board of Directors has not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers.  No pre-established, objective performance goals or metrics have been used by the Board of Directors in determining the compensation of our executive officers.  Dr. Hayward is involved in the Board's deliberations regarding executive compensation and provides recommendations with respect to his and the compensation of Mr. Jensen and Dr. Liang based on, among other things, our financial and operating performance and prospects and the contributions made by Mr. Jensen and Dr. Liang to the success of the Company.

Summary Compensation Table

The following table sets forth the compensation of our principal executive officer and our two other executive officers for the two fiscal years ended September 30, 2008.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position (a)(1)	Year (b)	Salary ($)(2) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($)(3) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
James A. Hayward Chairman, President and	2008	—	—	—	1,666,000	—	—	—	1,666,000
Chief Executive Officer	2007	—	—	—	—	—	—	—	—

Kurt H. Jensen	2008	135,871	—	—	490,000	—	—	—	625,871
Chief Financial Officer	2007	108,077	—	—	—	—	—	—	108,077

Ming-Hwa Liang Chief Technology Officer	2008	123,382	—	—	686,000	—	—	—	809,382
and Secretary	2007	103,027	—	—	—	—	—	—	103,027

(1) We have no employment agreements with our named executive officers.

(2) Dr. Hayward has elected not to receive cash compensation until there is an improvement in the Company’s financial and operating performance and prospects.

(3) The amounts in column (f) represent the grant date fair value under SFAS 123R based on the average of the bid and asked prices of our common stock on the grant date.  The grant date for the stock options was June 17, 2008, and the average of the bid and asked prices of our common stock was $0.11.  The grant date fair value for the stock options was $0.098.  The options granted to the named executive officers vested with respect to 25% of the underlying shares on the date of grant, and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.  The exercise of the stock options by the named executive officers is subject to stockholder approval of the share increase amendment by the Company’s stockholders at the 2008 annual meeting of stockholders.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2008 held by the Named Executive Officers.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (1) (e)	Option Expiration Date (1) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
James A. Hayward	0	17,000,000		$0.11	6/17/2013	—	—	—	—

Kurt H. Jensen	500,000	0		$0.09	9/01/2011	—	—	—	—
	0	5,000,000		$0.11	6/17/2013	—	—	—	—
Ming-Hwa Liang	0	7,000,000		$0.11	6/17/2013	—	—	—	—

(1) On June 17, 2008, the Board of Directors of the Company granted nonstatutory stock options under the 2005 Incentive Stock Plan to certain key employees, including our named executive officers.  The options granted to the named executive officers vested with respect to 25% of the underlying shares on the date of grant, and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.  The exercise of the stock options by the named executive officers is subject to stockholder approval of the share increase amendment by the Company’s stockholders at the 2008 annual meeting of stockholders.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Contribution Plans

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans maintained by us.

Deferred Compensation

None of our named executive officers participates in or has account balances in deferred compensation plans or arrangements maintained by us.

Employment Agreements

We have no employment agreements with our named executive officers.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation Table for Fiscal 2008

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors.  During the year ended September 30, 2008, we did not provide any cash compensation to our directors for their service on our Board of Directors.

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board of Directors (other than Dr. Hayward, our Chief Executive Officer, who is a named executive officer) for services rendered to us in all capacities for the fiscal year ended September 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Yacov Shamash	$—	$—	$49,000	$—	$49,000
Sanford R. Simon	$—	$—	$49,000	$—	$49,000

(1) The amount reported in column (l) represents the grant date fair value under SFAS 123R based on the average of the bid and asked prices of our common stock on the grant date.  The grant date for the stock options was June 17, 2008, and the average of the bid and asked prices of our common stock was $0.11.  The grant date fair value for the stock options was $0.098.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of December 15, 2008, (i) by each of the executive officers named in the table under “Executive Compensation” and each of our directors, and (ii) by all officers and directors as a group

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)(2)		PERCENTAGE OF CLASS (3)

James A. Hayward 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	20,439,840	(4)	8.48%

Yacov Shamash 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	250,000	(5)	*

Kurt Jensen 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	580,000	(6)	*

Ben Liang 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	373,650	(7)	*

Sanford R. Simon 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	250,000	(5)	*

All directors and officers as a group (5 persons)	Common Stock	21,893,490	(8)	9.04%

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

(2)
Does not include shares subject to options granted on June 17, 2008 pursuant to the 2005 Incentive Stock Plan, which vested with respect to 25% of the underlying shares on the date of grant and will vest with respect to the remaining shares ratably on each anniversary thereafter until fully vested on the third anniversary of the date of grant, including 17,000,000 to James A. Hayward, 500,000 to Yacov Shamash, 5,000,000 to Kurt H. Jensen, 7,000,000 to Ben Liang and 500,000 to Sanford R. Simon.  The exercise of the stock options is subject to approval by our stockholders at the 2008 annual meeting of stockholders of an amendment to the 2005 Incentive Stock Plan that will increase the total number of shares of common stock issuable thereunder and limit the number of shares that can be covered by awards made to any participant in any calendar year.

(3)	Based upon 231,870,731 shares of common stock outstanding as of December 15, 2008.
(4)	Includes 9,200,000 shares underlying currently exercisable warrants.
(5)	Includes 250,000 shares underlying a currently exercisable warrant.
(6)	Includes 40,000 shares held by a spouse and 500,000 immediately exercisable options.
(7)	Includes 275,392 shares held by spouse.
(8)	Includes 10,200,000 shares underlying currently exercisable options and warrants.

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

2005 Incentive Stock Plan.

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding common stock of the Company approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder.  On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding common stock of the Company approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of common stock.  On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that will increase the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which is subject to approval by our stockholders at the 2008 annual meeting of stockholders.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of shares of our common stock.  As of November 10, 2008, a total of 8,550,000 shares have been issued and options to purchase 42,410,000 shares have been granted under the 2005 Incentive Stock Plan.

The Board of Directors, in their discretion, may award stock and stock options to executive officers and key employees as part of their compensation for employment or for retention purposes.

The following table sets forth certain information regarding our compensation plans as of September 30, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

	(a)	(b)	(c)
Professional/Consultant/ Employee Stock and Stock Option Compensation Plan approved in November 2002	296,000	$0.60	0

2005 Incentive Stock Plan approved on January 26, 2005	42,410,000	$0.16	5,790,000

Total	42,706,000	$0.59	5,790,000

Amendment to the 2005 Incentive Stock Plan and Recent Equity Award Grants.  On June 17, 2008, the Board of Directors adopted an amendment to the 2005 Incentive Stock Plan that will increase the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which is subject to approval by our stockholders at the 2008 annual meeting of stockholders.  In connection with the share increase amendment, the Board of Directors granted options to purchase a total of 37,750,000 shares to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively.  The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

The effectiveness of the share increase amendment and the exercise of these stock options by the key employees and non-employee directors are subject to approval by our stockholders at the 2008 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 21, 2008, we issued and sold to James A. Hayward a $500,000 principal amount secured promissory note (“October Note”) bearing interest at a rate of 10% per annum and a warrant (“October Warrant”) to purchase 1,000,000 shares of our common stock.  The October Note and accrued but unpaid interest thereon is convertible into shares of our common stock at a price of $0.50 per share by the holder at any time from October 21, 2008, through October 20, 2009, and shall automatically convert on October 21, 2009 at a conversion price of $0.026171520 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At any time prior to conversion, we have the right to prepay the October Note and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). The October Warrant is exercisable for a four-year period commencing on October 21, 2009, and expiring on October 20, 2013, at a price of $0.50 per share.  The October Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) October 20, 2011, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

Until the principal and interest under the October Note is paid in full, or converted into our common stock, the October Note will be secured by a security interest in all of our assets.

We have no policy regarding entering into transactions with affiliated parties.

Director Independence

Although our securities are not currently listed on a national securities exchange or in an inter-dealer quotation system, which would subject us to the listing standards pertaining to director independence, the Board of Directors has determined that currently and at all times during the year ended September 30, 2008, Drs. Shamash and Simon, representing two of our three directors, are “independent” as defined by the listing standards of the Nasdaq Stock Market, constituting a majority of independent directors of our Board of Directors as required by the rules of the Nasdaq Stock Market.  The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that could interfere with the exercise of independent judgment in carrying out his responsibilities of a director.

The information set forth under “Item 18.  Directors, Executive Officers and Corporate Governance–Board Meetings and Committees” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		September 30, 2008	September 30, 2007

(i)	Audit Fees	$157,516	$66,921

(ii)	Audit Related Fees

(iii)	Tax Fees		-

(iv)	All Other Fees		-

	Total Fees	$157,516	$66,921

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

All Other Fees

Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

Our consolidated financial statements at September 30, 2008 and 2007, and for the years ended September 30, 2008 and 2007, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

2. Financial Statement Schedule

All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits.

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DNA SCIENCES, INC.

Date: December 16, 2008	/s/JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer),	December 16, 2008
James A. Hayward	President, Chairman of the Board of Directors and Director

/s/ KURT H. JENSEN	Chief Financial Officer (Principal Financial Officer and	December 16, 2008
Kurt H. Jensen	Principal Accounting Officer)

/s/ YACOV SHAMASH	Director	December 16, 2008
Yacov Shamash

/s/ SANFORD R. SIMON	Director	December 16, 2008
Sanford R. Simon

EXHIBIT INDEX

Exhibit	Description

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

3.5
Articles of Amendment of Articles of Incorporation of Applied DNA Sciences, Inc. increasing the number of authorized shares of the company's common stock, filed on March 3, 2005 with the Nevada Secretary of State, filed as an exhibit to the registration statement on Form SB-2 on Form S-1 filed with the Commission on April 21, 2008 and incorporated herein by reference.

3.6
Articles of Amendment of Articles of Incorporation of Applied DNA Sciences, Inc. increasing the number of authorized shares of the company's common stock, filed on May 17, 2007 with the Nevada Secretary of State, filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on February 15, 2007 and incorporated herein by reference.

3.7	By-Laws of Applied DNA Sciences, Inc., filed as an exhibit to the annual report on Form 10-KSB filed with the Commission on December 29, 2003 and incorporated herein by reference.

4.1	Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

4.2	Form of 10% Secured Convertible Promissory Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

4.3	Form of Warrant Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

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

4.6	Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.

4.7	Form of 10% Secured Convertible Promissory Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.

4.8	Form of Warrant Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.

10.1
Exclusive License Agreement between Biowell Technology Corp. and Applied DNA Sciences, Inc. executed on October 8, 2002, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 15, 2005 and incorporated herein by reference.

10.2#
Technology Reseller Agreement, dated March 19, 2007 by and between Applied DNA Sciences and HPT International LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on March 23, 2007 and incorporated herein by reference.

10.3#
Joint Development and Marketing Agreement, dated April 18, 2007 by and between Applied DNA Sciences and International Imaging Materials, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on April 24, 2007 and incorporated herein by reference.

10.4#
Product Development, Marketing and Distribution Agreement, dated May 8, 2007 by and between Applied DNA Sciences, Inc. and Champion Thread Company, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on May 11, 2007 and incorporated herein by reference.

10.5#
Technology Reseller Agreement, dated May 30, 2007 by and between Applied DNA Sciences, Inc. and Printcolor Screen Ltd., filed as an exhibit to the current report on Form 8-K filed with the Commission on June 1, 2007 and incorporated herein by reference.

10.6#
Feasibility Study Agreement, dated June 27, 2007 by and between Applied DNA Sciences, Inc. and Supima, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 3, 2007 and incorporated herein by reference.

10.7
Settlement Agreement and General Release of All Claims by and between the Applied DNA parties and Chanty Cheang, filed as an exhibit to the current report on Form 8-K filed with the Commission on May 4, 2007 and incorporated herein by reference.

10.8
Amendment to Engagement Letter, dated December 20, 2007, by and between Applied DNA Sciences, Inc. and ARjENT Limited, filed as an exhibit to the current report on Form 8-K filed with the Commission on December 28, 2007 and incorporated herein by reference.

10.9
Form of Employee Stock Option Agreement under The Applied DNA Sciences, Inc. 2005 Incentive Stock Plan of Applied DNA Sciences, Inc. filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on August 14, 2008 and incorporated herein by reference.

10.10
Form of Director Stock Option Agreement under The Applied DNA Sciences, Inc. 2005 Incentive Stock Plan of Applied DNA Sciences, Inc. filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on August 14, 2008 and incorporated herein by reference.

21.1	List of subsidiaries of Registrant filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on January 18, 2006 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# A request for confidentiality has been filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission as required by Rule 24b-2 promulgated under the Securities Exchange Act of 1934

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Applied DNA Sciences, Inc.
Stony Brook, New York

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the "Company") as of September 30, 2008 and 2007 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note K, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are described in Note K.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, New York
December 15, 2008

APPLIED DNA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
ASSETS
Current assets:
Cash	$136,405	$25,185
Accounts Receivable	75,150	-
Prepaid expenses	83,333	101,000
Restricted cash	-	399,920
Total current assets	294,888	526,105

Property, plant and equipment-net of accumulated depreciation of $147,132 and $82,825, respectively	63,730	105,537

Other assets:
Deposits	8,322	13,822
Capitalized finance costs-net of accumulated amortization of $464,274 and $7,997, respectively	113,226	29,503

Intangible assets:
Patents, net of accumulated amortization of $31,762 and $25,445, respectively (Note B)	2,494	8,812
Intellectual property, net of accumulated amortization and write off of $8,066,682 and $7,702,891, respectively (Note B)	1,364,217	1,728,009
Total Assets	$1,846,877	$2,411,788

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,821,171	$13,215,975
Convertible notes payable, net of unamortized discount of $486,726 and $359,595, respectively (Note D)	3,063,274	740,405
Other current liabilities	-	399,920
Total current liabilities	15,884,445	14,356,300

Commitments and contingencies (Note J)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- and 60,000 issued and outstanding as of September 30, 2008 and 2007	-	6
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 205,359,605 and 180,281,661 issued and outstanding as of September 30, 2008 and 2007, respectively	205,359	180,281
Additional paid in capital	133,133,354	128,448,584
Accumulated deficit	(147,376,281)	(140,573,383)
Total deficiency in stockholders' equity	(14,037,568)	(11,944,512)
Total Liabilities and Deficiency in Stockholders' Equity	$1,846,877	$2,411,788

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF LOSSES
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

Sales	$873,010	$121,920
Cost of sales	171,332	23,073
Gross Profit	701,678	98,847

Operating expenses:
Selling, general and administrative	4,277,013	12,096,444
Research and development	145,832	110,845
Depreciation and amortization	434,416	432,582

Total operating expenses	4,857,261	12,639,871

NET LOSS FROM OPERATIONS	(4,155,583)	(12,541,024)

Net gain in revaluation of debt derivative and warrant liabilities	-	1,387,932
Other income	-	977
Interest expense	(2,647,315)	(2,152,718)

Net loss before provision for income taxes	(6,802,898)	(13,304,833)

Income taxes (benefit)	-	-

NET LOSS	$(6,802,898)	$(13,304,833)

Net loss per share-basic and fully diluted	$(0.04)	$(0.10)

Weighted average shares outstanding-
Basic and fully diluted	191,488,042	135,229,885

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2008

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2006	60,000	$6	120,982,385	$120,982	$82,627,606	$(92,334,791)	$(9,586,197)

Common stock issued in December 2006 in settlement of related party debt at $2.28 per share	-	-	180,000	180	410,249	-	410,429

Common stock issued in May 2007 in settlement of convertible debentures at $0.11 per share	-	-	9,645,752	9,646	1,090,354	-	1,100,000

Common stock issued in June 2007 in settlement of convertible debentures at $0.11 per share	-	-	29,691,412	29,691	3,215,309	-	3,245,000

Beneficial conversion feature relating to convertible debentures	-	-	-	-	319,606	-	319,606

Common stock issued in September 2007 in settlement of convertible debentures at $0.087 per share	-	-	19,782,112	19,782	1,705,218	-	1,725,000

Effect of application of EITF 00-19-2 in classification of fair value of warrants	-	-	-	-	39,080,242	(34,933,759)	4,146,483

Net loss	-	-	-	-	-	(13,304,833)	(13,304,833)
Balance, September 30, 2007	60,000	6	180,281,661	180,281	128,448,584	(140,573,383)	(11,944,512)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2008

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2007	60,000	$6	180,281,661	$180,281	$128,448,584	$(140,573,383)	$(11,944,512)

Common stock issued in November 2007 in settlement of convertible debentures at $0.105 per share	-	-	479,942	480	49,794	-	50,274

Common stock issued in November 2007 in exchange for services rendered at $0.14 per share	-	-	1,000,000	1,000	139,000	-	140,000

Common stock issued in December 2007 in exchange for services rendered at $0.10 per share	-	-	9,000,000	9,000	891,000	-	900,000

Common stock issued in February 2008 in exchange for warrant exercise on a cashless basis	-	-	1,375,000	1,375	(1,375)	-	-

Beneficial conversion feature relating to issuance of convertible debentures	-	-	-	-	2,409,568	-	2,409,568

Common stock issued in April 2008 in settlement of related party convertible debentures at $0.15 per share	-	-	733,334	733	109,267	-	110,000

Common stock issued in June 2008 in settlement of convertible debentures at $0.15 per share	-	-	1,100,000	1,100	163,900	-	165,000

Common stock issued in June 2008 in settlement of related party convertible debentures at $0.088 per share	-	-	3,134,543	3,135	271,865	-	275,000

Common stock issued in July 2008 in settlement of related party convertible debentures at $0.103 per share	-	-	2,144,917	2,145	217,855	-	220,000

Common stock issued in August 2008 in settlement of convertible debentures at $0.096 per share	-	-	1,142,562	1,143	108,857	-	110,000

Common stock issued in September 2008 in related party settlement of convertible debentures at $0.066 per share	-	-	4,967,646	4,967	325,033	-	330,000

Cancellation of previously issued preferred stock	(60,000)	(6)	-	-	6	-	-

Net Loss	-	-	-	-	-	(6,802,898)	(6,802,898)
Balance, September 30, 2008	-	$-	205,359,605	$205,359	$133,133,354	$(147,376,281)	$(14,037,568)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(6,802,898)	$(13,304,833)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	434,417	432,582
Fair value of options and warrants issued in exchange for services rendered		900,000
Income attributable to repricing of warrants and debt derivatives	-	(1,387,932)
Amortization of capitalized financing costs	456,277	1,057,084
Amortization of debt discount attributable to convertible debentures	2,282,437	1,751,860
Common stock issued in exchange for services rendered	1,040,000	-
Change in assets and liabilities:
Decrease (increase) in accounts receivable	(75,150)	9,631
Decrease in prepaid expenses and deposits	17,667	5,667
Decrease in other assets	5,500	8,419
Increase (decrease) in accounts payable and accrued liabilities	(284,530)	8,275,942
Net cash used in operating activities	(2,926,280)	(2,251,580)

Cash flows from investing activities:
Decrease (increase) in restricted cash held in escrow	399,920	(399,920)
Acquisition of property and equipment, net	(22,500)	(11,039)
Net cash provided by (used in) investing activities	377,420	(410,959)

Cash flows from financing activities:
Proceeds from convertible debentures held in escrow	-	399,920
Net proceeds from issuance of convertible notes	2,660,080	1,062,500
Net cash provided by financing activities	2,660,080	1,462,420

Net increase (decrease) in cash and cash equivalents	111,220	(1,200,119)
Cash and cash equivalents at beginning of year	25,185	1,225,304
Cash and cash equivalents at end of year	$136,405	$25,185

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	-	-
Cash paid during period for taxes	-	-

Non-cash transactions:
Common stock issued for services	1,040,000	-
Common stock issued in exchange for repayment of debt and accrued interest	1,260,274	6,799,429
Fair value of options and warrants issued to consultants for services		900,000

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada.  During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2008, the Company has accumulated losses of $147,376,281.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), and Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2008 and 2007 the Company‘s deferred revenue was $-0-.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At September 30, 2008, the Company has deemed that no allowance for doubtful accounts was necessary.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109  ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective October 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s consolidated financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ended September 30, 2008.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At September 30, 2008 and 2007 property and equipment consist of:

	September 30, 2008	September 30, 2007
Computer equipment	$27,404	$27,404
Lab equipment	77,473	54,973
Furniture	105,985	105,985
	210,862	188,362
Accumulated Depreciation	(147,132)	(82,825)
Net	$63,730	$105,537

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144).  The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the years presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision- making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company's single principal operating segment.

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There were 69,640,964 and 88,094,464 common share equivalents at September 30, 2008 and 2007. For the years ended September 30, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This statement amends SFAS No.  123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No.  123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended September 30, 2006 and for the subsequent periods. The Company issued employee unvested employee options as stock-based compensation during the year ended September 30, 2006 and therefore has no unrecognized stock compensation related liabilities as of September 30, 2006. For the year ended September 30, 2007, the Company did not issue any stock based compensation.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of the grant. Prior to January 1, 2006 we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123(R) had been utilized.

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $6,802,898 for the year ended September 30, 2008.  The Company's current liabilities exceeded its current assets by $15,589,557 as of September 30, 2008.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended September 30, 2008 included an aggregate of 83% from four customers and for the year ended September 30, 2007, two customers accounted for the Company’s total revenues.  Two customers accounted for the Company's total accounts receivable at September 30, 2008.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS No. 2"), "Accounting for Research and Development Costs. Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $145,832 and $110,845 for the years ended September 30, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $36,364 and $12,923 as advertising costs for the years ended September 30, 2008 and 2007, respectively.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Restricted cash / other current liabilities

Restricted cash is comprised of funds deposited into an escrow account pending consummation of the placement of convertible debt as of September 30, 2007 (see Note D). The related obligation is recorded as other current liabilities until consummation. In conjunction with the private placement of the convertible debt during the year ended September 30, 2008, the escrow account was released and the related liability was settled.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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
SEPTEMBER 30, 2008

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

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The identifiable intangible assets acquired and their carrying values at September 30, 2008 and 2007 are as follows:

	2008	2007
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157	9,465,157
Less:
Accumulated Amortization	(2,443,435)	(2,073,325)
Impairment (See below)	(5,655,011)	(5,655,011)
Net:	$1,366,711	1,736,821
Residual value:	$0	0

During the year ended September 30, 2006 the Company management performed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value for the year ended September 30, 2006, as determined by discounted future cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Total amortization expense charged to operations for the years ended September 30, 2008 and 2007 were $370,110 and $370,644, respectively.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE B — ACQUISITION OF INTANGIBLE ASSETS (continued)

Estimated amortization expense as of September 30, 2008 is as follows:

2009	$366,286
2010	363,792
2011	363,792
2012	272,841
2013 and thereafter	-0-
Total	$1,366,711

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2008 and 2007 are as follows:

	2008	2007
Accounts payable	$413,454	$1,234,449
Accrued consulting fees	102,500	20,000
Accrued interest payable	281,329	19,603
Accrued penalties relating to registration rights liquidating damages	12,023,888	11,750,941
Other accrued expenses	-	190,982
Total	12,821,171	$13,215,975

Restricted cash/other current liabilities

As described in Note D below, the Company issued 10% Secured Promissory Notes subsequent to September 30, 2007.  At September 30, 2007, the Company received $399,920 held in escrow relating to the placement of Convertible Notes pending acceptance and completion of the placement of the Notes (See Note D). In conjunction with the private placement of the convertible debt during the year ended September 30, 2008, the escrow account was released and the related liability was settled.

Registration Rights Liquidated Damages

In private placements in November and December, 2003, December, 2004, and January and February, 2005, the Company issued secured convertible promissory notes and warrants to purchase the Company’s common stock.  Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof.  The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met.  The liquidated damages are equal to 3.5% per month of the face amount of the notes, which equals $367,885, with no limitations.  During the year ended September 30, 2008, the SEC declared effective the Company’s registration statement with respect to the common stock underlying the notes and warrants.  The Company has accrued $12,023,888 as of September 30, 2008 to account for late effectiveness of the registration statement.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of September 30, 2008 and 2007 are as follows:

	2008	2007
10 1110% Secured Convertible Notes payable, related party, dated April 23, 2007, net of unamortized debt discount of $30,426 (see below)	$-0-	$69,574
10% Secured Convertible Notes payable, dated June 27, 2007 (see below)	-0-	100,000
10% Secured Convertible Notes payable, dated June 27, 2007 (see below)	-0-	50,000
10% Secured Convertible Notes payable, related party, dated June 30, 2007, net of unamortized debt discount of $76,555 (see below)	-0-	173,445
10% Secured Convertible Notes payable, related party, dated July 30, 2007, net of unamortized debt discount of $41,570 (see below)	-0-	158,430
10% Secured Convertible Notes payable, dated August 8, 2007, net of unamortized debt discount of $27,869 (see below)	-0-	72,131
10% Secured Convertible Notes payable, related party, dated September 28, 2007, net of unamortized debt discount of $183,175 (see below)	-0-	116,825
10% Secured Convertible Notes payable, dated October 4, 2007, net of unamortized debt discount of $2,847 (see below)	547,153	-0-
10% Secured Convertible Notes payable, dated October 30, 2007, net of unamortized debt discount of $35,373 (see below)	564,627	-0-
10% Secured Convertible Notes payable, dated November 29, 2007, net of unamortized debt discount of $104,801 (see below)	895,199	-0-
10% Secured Convertible Notes payable dated December 20, 2007, net of unamortized debt discount of $52,868 (see below)	397,132	-0-
10% Secured Convertible Notes payable dated January 17, 2008, net of unamortized debt discount of $73,759 (see below)	376,241	-0-
10% Secured Convertible Notes payable dated March 4, 2008, net of unamortized debt discount of $85,829 (see below)	164,171	-0-
10% Secured Convertible Note payable dated May 7, 2008, net of unamortized debt discount of $35,532 (see below)	64,468	-0-
10% Secured Convertible Note payable dated July 31, 2008, net of unamortized debt discount of $95,717 (see below)	54,283	-0-
	3,063,274	740,405
Less: current portion	(3,063,274)	(740,405)
	$-	$-

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
SEPTEMBER 30, 2008

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($13,333) and warrants ($40,840) to debt discount, aggregating $54,173, which will be amortized to interest expense over the term of the Notes. Amortization of $30,426 and $23,747 was recorded for the years ended September 30, 2008 and 2007, respectively.

On April 23, 2008, the note and accrued interest of $10,000 was converted into 733,334 shares of the Company’s common stock.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $97,117 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 500,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $33,662 to warrant liabilities (See note A above) and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.92%, a dividend yield of 0%, and volatility of 123.8%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($97,117) and warrants ($33,662) to debt discount, aggregating $103,354, which will be amortized to interest expense over the term of the Notes. Amortization of $104,980 and $25,799 was recorded for the years ended September 30, 2008 and 2007, respectively.

On June 30, 2008, the note and accrued interest of $25,000 was converted into 3,134,543 shares of the Company’s common stock.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $48,737 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 400,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $14,746 to warrant liabilities (See note A above) and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.64%, a dividend yield of 0%, and volatility of 72.84%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($48,737) and warrants ($14,746) to debt discount, aggregating $63,483, which will be amortized to interest expense over the term of the Notes. Amortization of $55,142 and $8,341 was recorded for the years ended September 30, 2008 and 2007, respectively.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

On July 30, 2008, the note and accrued interest of $20,000 was converted into 2,144,917 shares of the Company’s common stock.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $32,016 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $7,373 to warrant liabilities (See note A above) and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.69%, a dividend yield of 0%, and volatility of 92.71%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($32,016) and warrants ($7,373) to debt discount, aggregating $39,389, which will be amortized to interest expense over the term of the Notes. Amortization of $34,655 and $4,734 was recorded for the years ended September 30, 2008 and 2007, respectively.

On August 8, 2008, the note and accrued interest of $10,000 was converted into 1,142,562 shares of the Company’s common stock

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $180,993 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Note’s maturity period (one year) as interest expense.

In connection with the placement of the Convertible Notes the Company issued non-detachable warrants granting the holders the right to acquire 600,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $29,388 to warrant liabilities (See note A above) and a discount against the Convertible Note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.23%, a dividend yield of 0%, and volatility of 102.39%. The debt discount attributed to the value of the warrants issued is amortized over the Convertible Note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($180,993) and warrants ($29,388) to debt discount, aggregating $210,381, which will be amortized to interest expense over the term of the Notes. Amortization of $209,372 and $1,009 was recorded for the years ended September 30, 2008 and 2007, respectively.

On September 28, 2008, the note and accrued interest of $30,000 was converted into 4,967,646 shares of the Company’s common stock

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $292,416 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,100,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $53,968 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.22%, a dividend yield of 0%, and volatility of 103.81%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($292,416) and warrants ($53,968) to debt discount, aggregating $346,384, which will be amortized to interest expense over the term of the notes.  Amortization of $343,537 was recorded for the year ended September 30, 2008.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $368,499 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,300,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $105,611 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.85%, a dividend yield of 0%, and volatility of 108.66%.  The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

On November 19, 2007, a noteholder elected to convert a $50,000 principal amount promissory note and accrued interest of $274 into 479,942 shares of the Company’s common stock.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($368,499) and warrants ($105,611) to debt discount, aggregating $474,110, which will be amortized to interest expense over the term of the notes.  Amortization of $438,737 for the year ended September 30, 2008 inclusive of the write off of the unamortized debt discount relating to the converted note described above.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $512,504 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes the Company issued non-detachable warrants granting the holders the right to acquire 2,000,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $135,845 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.42%, a dividend yield of 0%, and volatility of 106.15%.  The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($512,504) and warrants ($135,845) to debt discount, aggregating $648,349, which will be amortized to interest expense over the term of the notes. Amortization of $543,548 was recorded for the year ended September 30, 2008.

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
SEPTEMBER 30, 2008

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $196,543 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 900,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $44,668 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.45%, a dividend yield of 0%, and volatility of 104.51%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($196,543) and warrants ($44,668) to debt discount, aggregating $241,211, which will be amortized to interest expense over the term of the notes.  Amortization of $188,343 was recorded for the year ended September 30, 2008.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $205,708 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the placement of the notes the Company issued non-detachable warrants granting the holders the right to acquire 900,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $43,569 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.90%, a dividend yield of 0%, and volatility of 102.72%.  The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($205,708) and warrants ($43,569) to debt discount, aggregating $249,277, which will be amortized to interest expense over the term of the notes.  Amortization of $175,518 was recorded for the year ended September 30, 2008.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $154,805 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the placement of the notes the Company issued non-detachable warrants granting the holders the right to acquire 500,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $47,308 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 106.37%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($154,805) and warrants ($47,308) to debt discount, aggregating $202,113, which will be amortized to interest expense over the term of the notes. Amortization of $116,284 was recorded for the year ended September 30, 2008.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $48,490 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In connection with the placement of the note the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $10,730 to additional paid in capital and a discount against the note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.09%, a dividend yield of 0%, and volatility of 101.74%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($48,490) and warrants ($10,730) to debt discount, aggregating $59,220, which will be amortized to interest expense over the term of the Notes. Amortization of $23,688 was recorded for the year ended September 30, 2008.

10% Secured Convertible Promissory Note dated July 31, 2008

On May 7, 2008, the Company issued a $150,000 convertible promissory note due July 31, 2009 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.0549483 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.0549483 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $91,655 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the placement of the note the Company issued non-detachable warrants granting the holders the right to acquire 300,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $23,268 to additional paid in capital and a discount against the note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.259%, a dividend yield of 0%, and volatility of 152.00%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($91,655) and warrants ($23,268) to debt discount, aggregating $114,923, which will be amortized to interest expense over the term of the Notes. Amortization of $19,206 was recorded for the year ended September 30, 2008.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were no advances due at September 30, 2008 and 2007.

During the years ended September 30, 2008 and 2007, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, had advanced funds to the Company in the form of convertible promissory notes for working capital purposes (see Note D).

During the years ended September 30, 2008 and 2007, the Company had total sales of $405, 061 and $0 (or 46.4% and 0.0% of total sales), respectively, to Dr. Suwelack Skin & Health Care AG, (“Dr. Suwelack”) and BioCogent of which the Company’s Chief Executive Officer is the President and sole stockholder, respectively.

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

Preferred and Common Stock Transactions During the Year Ended September 30, 2008:

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE F — CAPITAL STOCK (continued)

In February 2008, the Company issued 1,375,000 shares of common stock in conjunction with the exercise of warrants.

In April 2008, the Company issued 733,334 shares of common stock in exchange for secured promissory notes of $100,000 and related accrued interest.

In June 2008, the Company issued an aggregate of 4,234,543 shares of common stock in exchange for secured promissory notes of $400,000 and related accrued interest.

In July 2008, the Company issued 2,144,917 shares of common stock in exchange for secured promissory notes of $200,000 and related accrued interest.

In August 2008, the Company issued 1,142,562 shares of common stock in exchange for secured promissory notes of $100,000 and related accrued interest.

In September 2008, the Company issued 4,967,646 shares of common stock in exchange for secured promissory notes of $300,000 and related accrued interest.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the issuance of convertible debt and the sale of the Company's common stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.09	16,400,000	2.92	$0.09	16,400,000	$0.09
$0.10	105,464	0.79	$0.10	105,464	$0.10
$0.20	5,000	0.13	$0.20	5,000	$0.20
$0.50	25,850,000	3.01	$0.50	25,850,000	$0.50
$0.60	6,623,500	0.95	$0.60	6,623,500	$0.60
$0.70	200,000	0.28	$0.70	200,000	$0.70
$0.75	14,797,000	1.35	$0.75	14,797,000	$0.75
	63,980,964			63,980,964

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of	Price Per
	Shares	Share
Balance, September 30, 2006	72,369,464	$0.48
Granted	11,200,000	0.18
Exercised	-	-
Canceled or expired	(1,135,000)	(0.70)
Outstanding at September 30, 2007	82,434,464	0.43
Granted	7,200,000	0.50
Exercised	(2,500,000)	(0.09)
Canceled or expired	(23,153,500)	(0.41)
Balance, September 30, 2008	63,980,964	$0.46

Employee Stock Options

 The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	3.25	$0.68	3,660,000	$0.68
0.09	2,000,000	3.41	0.09	2,000,000	0.09
	5,660,000			5,660,000	0.47

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2006	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2007	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2008	5,660,000	$0.47

The Company did not grant any employee options during the year ended September 30, 2007.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Amendment to the 2005 Incentive Stock Plan and Recent Equity Award Grants

On June 17, 2008, the Board of Directors adopted an amendment to the 2005 Incentive Stock Plan that will increase the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which is subject to approval by our stockholders at the 2008 annual meeting of stockholders.  In connection with the share increase amendment, the Board of Directors approved the issuance of  options to purchase a total of 37,750,000 shares to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively, and 500,000 to each of Yacov Shamash and Sanford R. Simon.  The options approved to be issued by the Board of Directors to our key employees and non-employee directors will vest with respect to 25% of the underlying shares on the date of grant and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

The effectiveness of the share increase amendment and the approval of the grant of these stock options issued to the key employees and non-employee directors are subject to approval by our stockholders at the 2008 annual meeting of stockholders.

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 was $0. Aggregate intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.05 as of September 30, 2008, and the exercise price multiplied by the number of options outstanding. As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $0.

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

At September 30, 2008, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $147,000,000, expiring in the year 2027, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, as well as non compliance with filing requirements of corporate tax returns for past several years, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2008 are as follows:

Non current:
Net operating loss carryforward	$51,500,000
Valuation allowance	(51,500,000)
Net deferred tax asset	$—

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE I-LOSS PER SHARE

The following table presents the computation of basic and diluted losses per share:

	For the Year Ended	For the Year Ended
	September 30, 2008	September 30, 2007
Loss available for common shareholders	$(6,802,898)	$(13,304,833)
Basic and fully diluted loss per share	$(0.04)	$(0.10)
Weighted average common shares outstanding	191,488,042	135,229,885

During the years ended September 30, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE J- COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by significant former shareholder, expiring in October 2009. In November 2005, the Company vacated the Los Angeles facility to relocated to the new Stony Brook New York address  Total lease rental expenses for the years ended on September 30, 2008 and 2007, was $76,446 and $49,000, respectively.

Commitments for minimum rentals under non-cancelable lease at September 30, 2008 are as follows:

Year ended September 30,
2009	$80,467
2010	6,758
2011	-
2012	$-
2013 and thereafter	-
$87,225

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

Litigation

In January 2006, a former employee of the Company filed a complaint alleging wrongful termination against the Company. The former employee is seeking $230,000 in damages. The Company believes that it has meritorious defenses to the plaintiff’s claims and intends to vigorously defend itself against the Plaintiff’s claims. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations or liquidity. On June 19, 2008, the Superior Court of California issued a summary dismissal.  A written agreement setting forth the final resolution of this matter was also executed and signed by both the employee and the Company on August 21, 2008.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE J — COMMITMENTS AND CONTINGENCIES (continued)

On April 23, 2008, a consultant filed a complaint related to a claim for breach of contract.  In March 2005, the Company entered into a consulting agreement which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000.  In addition, the consulting agreement provided for the issuance of a five-year warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $.75.  The consultant asserts that the Company owes it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock.  This matter is in the early stages.  We intend to vigorously defend against the claims asserted against us.  Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

As of September 30, 2007, the Company did not have a registration statement declared effective relating to the common stock issuable upon the conversion of the promissory notes and the exercise of the warrants.  In accordance with EITF 00-19-2, the Company evaluated the likelihood of having the registration statement declared effective by the SEC.  As of September 30, 2007, the Company determined it was probable that it will be required to remit payments to these investors because of our failure to have the registration statement declared effective and the Company estimated that the obligation to make additional payments would continue for nine months from September 30, 2007, at which time the Company estimated that the registration statement would have been declared effective.  Although the Company was unable to estimate the exact amount of time needed to have the registration statement declared effective, it believed that an additional nine months would be required to complete the SEC’s comment and review process and have the registration statement declared effective.  In accordance with SFAS No. 5, Accounting For Contingencies, the Company recorded an aggregate liability of $11,750,941 as of September 30, 2007 and an increase of $7,725,585 as compared to September 30, 2006, in order to account for the potential liquidated damages accruing until the registration statement is declared effective by the SEC.  This increase, which was charged to operations as a selling, general and administrative expense, in fiscal 2007, is comprised of $8,439,976 of current and prior years’ stipulated contractual obligations, plus the additional accrual of $3,310,965 described previously to account for the potential liquidated damages until the expected effectiveness of the registration statement is achieved.

At September 30, 2008, the Company has an accumulative accrual of $12,023,888 of liquidated damages in connection with certain previously outstanding convertible promissory notes and related warrants, which is included in accounts payable and accrued liabilities.  Any increases to the accrued liabilities will be charged to operations as a selling, general and administrative expense.  Any decreases will be included in other income (expenses). During the year ended September 30, 2008, the SEC declared effective the Company's registration statement (see Note C).

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE J — COMMITMENTS AND CONTINGENCIES (continued)

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE K - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended September 30, 2008, the Company incurred a loss of $6,802,898. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing DNA embedded biotechnology security solutions in the United States and there can be no assurance that the Company's efforts will be successful. Although  the planned principal operations have commenced, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company's management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE L – SUBSEQUENT EVENTS

10% Secured Convertible Promissory Note dated October 21, 2008

On October 21, 2008, the Company issued a $500,000 convertible promissory note to a related party due October 21, 2009 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder's option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.026171520 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.02617150 per share. The Company has granted the noteholder a security interest in all the Company's assets.

In conjunction with the issuance of the notes, the Company issued 1,000,000 warrants to purchase the Company's common stock at $0.50 per share over a five year term.

Issuance of Common Stock

In October 2008, the Company issued an aggregate of 14,862,472 shares of common stock in exchange for $1,265,000 convertible promissory notes and related accrued interest.

In November 2008, the Company issued an aggregate of 11,648,654 shares of common stock in exchange for $1,100,000 convertible promissory notes and related accrued interest.