Form 10-Q
period 2008-12-31
APPLIED DNA SCIENCES INC
filed 2009-02-17
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number: 33-17387

Applied DNA Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State of incorporation)	(IRS Employer ID Number)

25 Health Sciences Drive, Suite 113
Stony Brook, New York 11790
(Address of principal executive offices)

631-444- 8090
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  February 12, 2009: 255,224,880

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash	$51,146	$136,405
Accounts Receivable	70,999	75,150
Prepaid expenses	52,083	83,333
Total current assets	174,228	294,888

Property, plant and equipment-net of accumulated depreciation of $164,150 and $147,132, respectively	46,712	63,730

Other assets:
Deposits	8,322	8,322
Capitalized finance costs-net of accumulated amortization of $548,058 and $464,274, respectively	29,442	113,226

Intangible assets:
Patents, net of accumulated amortization of $32,781 and $31,762, respectively (Note B)	1,476	2,494
Intellectual property, net of accumulated amortization and write off of $8,157,631 and $8,066,682, respectively (Note B)	1,273,270	1,364,217

Total Assets	$1,533,450	$1,846,877

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,795,577	$12,821,171
Convertible notes payable, net of unamortized discount or $382,085 and $486,726, respectively (Note D)	1,067,915	3,063,274
Total current liabilities	13,863,492	15,884,445

Commitments and contingencies (Note H)

Deficiency in Stockholders' Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 238,491,359 and 205,359,605 issued and outstanding as of December 31, 2008 and September 30, 2008, respectively	238,491	205,359
Additional paid in capital	138,123,762	133,133,354
Accumulated deficit	(150,692,295)	(147,376,281)
Total deficiency in stockholders' equity	(12,330,042)	(14,037,568)

Total Liabilities and Deficiency in Stockholders' Equity	$1,533,450	$1,846,877

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	Three Months Ended December 31,
	2008	2007

Sales	$146,575	$123,167
Cost of sales	43,741	27,890
Gross Profit	102,834	95,277

Operating expenses:
Selling, general and administrative	2,764,009	1,698,269
Research and development	62,529	36,326
Depreciation and amortization	108,984	107,804

Total operating expenses	2,935,522	1,842,399

NET LOSS FROM OPERATIONS	(2,832,688)	(1,747,122)

Interest expense	(482,829)	(385,622)

Net loss before provision for income taxes	(3,315,517)	(2,132,744)

Income taxes	497	-

NET LOSS	$(3,316,014)	$(2,132,744)

Net loss per share-basic	$(0.01)	$(0.01)

Weighted average shares outstanding-
Basic and fully diluted	222,657,096	182,131,200

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,316,014)	$(2,132,744)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	108,984	107,804
Fair value of vested options issued to officers, directors and employees	1,850,247	-
Amortization of capitalized financing costs	83,784	60,592
Amortization of debt discount attributable to convertible debentures	417,934	324,047
Common stock issued in exchange for services rendered	-	1,040,000
Change in assets and liabilities:
Decrease (increase) in accounts receivable	4,151	(14,007)
Decrease in prepaid expenses and deposits	31,250	37,875
Decrease in other assets	-	5,500
Increase (decrease) in accounts payable and accrued liabilities	234,405	(855,608)
Net cash used in operating activities	(585,259)	(1,426,541)

Cash flows from investing activities:
Decrease in restricted cash held in escrow	-	100,000
Acquisition (disposal) of property and equipment, net	-	(5,492)
Net cash provided by investing activities	-	94,508

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	500,000	2,152,500
Net cash provided by financing activities	500,000	2,152,500

Net increase (decrease) in cash and cash equivalents	(85,259)	820,467
Cash and cash equivalents at beginning of period	136,405	25,185
Cash and cash equivalents at end of period	$51,146	$845,652

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash transactions:
Fair value of vested options issued to officers, directors and employees	$1,850,247	$-
Common stock issued for services	$-	$1,040,000
Common stock issued in exchange for previously incurred debt and accrued interest	$2,860,000	$50,275

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the "Company") was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2008, the Company has accumulated losses of $150,692,295.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2008 the Company‘s deferred revenue was $-0-.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2008, the Company has deemed that no allowance for doubtful accounts was necessary.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109  ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective October 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s consolidated financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the three month period ended December 31, 2008.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At December 31, 2008 and September 30, 2008 property and equipment consist of:

	December 31, 2008 (unaudited)	September 30, 2008
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated Depreciation	(164,150)	(147,132)
Net	$46,712	$63,730

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

Net loss per share

In accordance with SFAS No. 128, “Earnings per Share”, the basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding as if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive. Fully diluted shares outstanding were 253,851,073 and 245,277,349 for the three months ended December 31, 2008 and 2007, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

Stock Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The effective date for our application of SFAS No. 123(R) is September 1, 2006. Management elected to apply SFAS No. 123(R) commencing on that date.

As more fully described in Note G below, the Company granted 37,670,000 and -0- stock options during the three month periods ended December 31, 2008 and 2007, respectively to employees and directors of the Company under a non-qualified employee stock option plan.

As of December 31, 2008, 43,330,000 employee stock options were outstanding with 15,077,500 shares vested and exercisable.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.  At December 31, 2008, allowance for doubtful receivable was $0.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $62,529 and $36,326 for the three month periods ended December 31, 2008 and 2007, respectively.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $14,337 and $2,246 for the three month periods ended December 31, 2008 and 2007, respectively.

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

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,“Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.   The Company has not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, which will be the Company’s fiscal year 2009. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, which will be the Company’s fiscal year 2009. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. SFAS No. 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").   FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

The identifiable intangible assets acquired and their carrying value at December 31, 2008 is:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years )	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,535,400)
Impairment (See below)	(5,655,011)
Net:	$1,274,746
Residual value:	$0

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

Total amortization expense charged to operations for the three month periods ended December 31, 2008 and 2007 was $91,966 and $92,661, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 are as follows:

Accounts payable	$582,942
Accrued consulting fees	102,500
Accrued interest payable	86,247
Accrued penalties relating to registration rights liquidating damages	12,023,888
Total	$12,795,577

Registration Rights Liquidated Damages

In private placements in November and December, 2003, December, 2004, and January and February, 2005, the Company issued secured convertible promissory notes and warrants to purchase the Company’s common stock.  Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof.  The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met.  The liquidated damages are equal to 3.5% per month of the face amount of the notes, which equals $367,885, with no limitations.  During the year ended September 30, 2008, the SEC declared effective the Company’s registration statement with respect to the common stock underlying the notes and warrants.  The Company has accrued $12,023,888 as of December 31, 2008 to account for late effectiveness of the registration statement.

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of December 31, 2008 are as follows:

10% Secured Convertible Notes Payable dated January 17, 2008, net of unamortized debt discount of $10,927 (see below)	$439,073
10% Secured Convertible Notes Payable dated March 4, 2008, net of unamortized debt discount of $34,885 (see below)	215,115
% Secured Convertible Note Payable dated May 7, 2008, net of unamortized debt discount of $20,606 (see below)	79,394
s Secured Convertible Note Payable dated July 31, 2008, net of unamortized debt discount of $66,750 (see below)	83,250
Secured Convertible Note Payable dated October 21, 2008, net of unamortized debt discount of $248,917 (see below)	251,083
1,067,915
Less: Less current portion	(1,067,915)
$-

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($205,708) and warrants ($43,569) to debt discount, aggregating $249,277, which will be amortized to interest expense over the term of the notes.  Amortization of $62,831 was recorded for the three month period ended December 31, 2008.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($154,805) and warrants ($47,308) to debt discount, aggregating $202,113, which will be amortized to interest expense over the term of the notes. Amortization of $50,944 was recorded for the three month period ended December 31, 2008.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($48,490) and warrants ($10,730) to debt discount, aggregating $59,220, which will be amortized to interest expense over the term of the Notes. Amortization of $14,927 was recorded for the three month period ended December 31, 2008.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

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

In connection with the placement of the note the Company issued non-detachable warrants granting the holder the right to acquire 300,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $23,268 to additional paid in capital and a discount against the note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.259%, a dividend yield of 0%, and volatility of 152.00%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($91,655) and warrants ($23,268) to debt discount, aggregating $114,923, which will be amortized to interest expense over the term of the Notes. Amortization of $28,967 was recorded for the three month period ended December 31, 2008.

10% Secured Convertible Promissory Note dated October 21, 2008

On October 21 2008, the Company issued a $500,000 related party convertible promissory note to a related party due October 21, 2009 with interest at 10% per annum due upon maturity.  The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.02617152 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At maturity, the note, including any accrued and unpaid interest, is convertible at $0.02617152 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $279,188 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the placement of the note the Company issued non-detachable warrants granting the holder the right to acquire 1,000,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $34,104 to additional paid in capital and a discount against the note.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.86%, a dividend yield of 0%, and volatility of 207.46%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($279,188) and warrants ($34,104) to debt discount, aggregating $313,292, which will be amortized to interest expense over the term of the Notes. Amortization of $64,375 was recorded for the three month period ended December 31, 2008.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were no advances due at December 31, 2008.

During the three months ended December 31, 2008, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, had advanced funds to the Company in the amount of $500,000 in the form of a convertible promissory note for working capital purposes (see Note D).

During the three month period ended December 31, 2008 and 2007, the Company had sales of $5,000 and $18,063 (or 3.4% and 14.7% of total sales), respectively, to an entity whereby the Company’s Chief Executive Officer was the President.

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

Preferred and Common Stock Transactions During the Three Months Ended December 31, 2008:

During the three months ended December 31, 2008, the Company issued 33,131,754 shares of common stock in exchange for convertible notes and accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company's common stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.09	16,400,000	2.67	$0.09	16,400,000	$0.09
$0.10	105,464	0.54	$0.10	105,464	$0.10
$0.50	26,850,000	2.83	$0.50	26,850,000	$0.50
$0.60	6,623,500	0.70	$0.60	6,623,500	$0.60
$0.70	200,000	0.03	$0.70	200,000	$0.70
$0.75	14,797,000	1.10	$0.75	14,797,000	$0.75
	64,975,964			64,975,964

Transactions involving warrants are summarized as follows:

		Weighted Average
	Number of	Price Per
	Shares	Share
Balance, September 30, 2007	82,434,464	$0.43
Granted	7,200,000	0.50
Exercised	(2,500,000)	(0.09)
Canceled or expired	(23,153,500)	(0.41)
Outstanding at September 30, 2008	63,980,964	$0.46
Granted	1,000,000	0.50
Exercised	-	-
Canceled or expired	(5,000)	(0.20)
Balance, December 31, 2008	64,975,964	$0.46

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

Employee Stock Options

 The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	0.75	$0.68	3,660,000	$0.68
0.09	2,000,000	2.67	0.09	2,000,000	0.09
0.11	37,670,000	4.46	0.11	9,417,500	0.11
	43,330,000			15,077,500	$0.49

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2007	5,660,000	$0.47
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at September 30, 2008	5,660,000	$0.47
Granted	37,670,000	0.11
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	43,330,000	$0.16

Amendment to the 2005 Incentive Stock Plan and Recent Equity Award Grants

On June 17, 2008, the Board of Directors adopted an amendment to the 2005 Incentive Stock Plan that will increase the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, subsequently approved by the stockholders at the 2008 annual meeting of stockholders in December 2008.  In connection with the share increase amendment, the Board of Directors granted options to purchase a total of 37,670,000 shares to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively, and 500,000 to each of Yacov Shamash and Sanford R. Simon.  The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.  The fair value, determined using the Black Scholes Option Pricing Model, of the vested portion of the options of $1,850,247 was recorded as stock compensation expense for the three month period ended December 31, 2008. The following assumptions were utilized: Dividend yield: -0-%, volatility: 208.48%; risk free rate: 3.66%; expected life: 5 years.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under an operating lease in Stony Brook, New York for its corporate use from an entity controlled by a significant former shareholder, expiring in October 2009. In November 2005, the Company vacated the Los Angeles facility to relocated to the new Stony Brook New York address. Total lease rental expense for the three month periods ended December 31, 2008 and 2007 was $18,638 and $18,083, respectively.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

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

At December 31, 2008, the Company has an accumulative accrual of $12,023,888 of liquidated damages in connection with certain previously outstanding convertible promissory notes and related warrants, which is included in accounts payable and accrued liabilities.  Any increases to the accrued liabilities will be charged to operations as a selling, general and administrative expense.  Any decreases will be included in other income (expenses). During the year ended September 30, 2008, the SEC declared effective the Company's registration statement (see Note C).

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

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

NOTE I - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the three month period ended December 31, 2008, the Company incurred a loss of $3,316,014. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(unaudited)

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

NOTE J – SUBSEQUENT EVENTS

On January 17, 2009, the Company issued 6,733,521 shares of common stock upon the automatic conversion of a secured convertible promissory note.

Effective January 13, 2009, the Company entered into a Consulting Agreement with Strategic Partners Consulting, LLC (“SPC”).  Under the terms of the Consulting Agreement, SPC will provide consulting services to the Company on various matters related to corporate planning.  The Consulting Agreement is for a term of one year.  In consideration for these consulting services, upon execution of the Consulting Agreement the Company issued to SPC ten million (10,000,000) shares of the Company’s common stock, par value $0.001 per share.

On January 29, 2009, the Company sold a $150,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 300,000 shares of our common stock to James A. Hayward, the Chairman, President, Chief Executive Officer and a director.

The promissory note and accrued but unpaid interest thereon shall automatically convert on January 29, 2010 at a conversion price of $0.033337264 per share, which is equal to a 20% discount to the average volume, weighted average price of the Company’s common stock for the ten trading days prior to issuance, and are convertible into shares of the Company’s common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of the Company’sr common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, the Company has the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days written notice (during which period the holder can elect to convert the note).  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on January 29, 2010. Until the principal and accrued but unpaid interest under the promissory note are paid in full, or converted into the Company’s common stock, the promissory note will be secured by a security interest in all of our assets.

The warrant is exercisable for a four-year period commencing on January 29, 2010, and expiring on January 28, 2014, at a price of $0.50 per share.  The warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) January 29, 2012, and (ii) the date our common stock has been quoted on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe that our existing capital resources will enable us to fund our operations until approximately March 2009.  We believe we may be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

Product Research and Development

We anticipate spending approximately $150,000 for product research and development activities during the next 12 months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $30,000 on the acquisition of leasehold improvements during the next 12 months.  We believe our current leased space is adequate to manage our growth, if any, over the next 2 to 3 years.

Number of Employees

We currently have 12 full-time employees and two part-time employees, including two in management, eight in operations, three in sales and marketing and one in investor relations.  The company expects to increase its staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and/or part-time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.

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

The accounting policies identified as critical are as follows:

●	Equity issued with registration rights;
●	Revenue recognition;
●	Allowance for Doubtful Accounts; and
●	Fair value of intangible assets.
●	Use of estimates

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

Comparison of Results of Operations for the Three Months Ended December 31, 2008 and 2007

Revenues

For the three months ended December 31, 2008, we generated $146,575 in revenues from operations, principally from the sales of BioActive Ingredients, and our cost of sales for the three months ended December 31, 2008 was $43,741, netting us a gross profit of $102,834. For the three months ended December 31, 2007, we generated $123,167 in revenues from operations and our cost of sales for the three months ended December 31, 2008 was $27,890, netting us a gross profit of $95,277.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $1,698,269 for the three months ended December 31, 2007 to $2,764,009 for the three months ended December 31, 2008. The increase of $1,065,740, or 62.8%, is primarily attributable to the fair value of vested options granted to officers and employees, net with a decrease in cost incurred in connection with professional services.

Research and Development

Research and development expenses increased from $36,326 for the three months ended December 31, 2007 to $62,529 for the three months ended December 31, 2008. The increase of $26,303 is attributed to more research and development activity related to the recent development and feasibility study agreements.

Depreciation and Amortization

In the three months ended December 31, 2008, depreciation and amortization increased by $1,180 from $107,804 for the three months ended December 31, 2007 to $108,984 for the three months ended December 31, 2008.  The increase is attributable to the additions to our property and equipment.

Total Operating Expenses

Total operating expenses increased to $2,935,522 from $1,842,399, or an increase of $1,093,123 primarily attributable to the fair value of vested options granted and additional R&D expenditures, net with a decrease in costs incurred in connection with professional services.

Interest Expenses

Interest expense for the three months ended December 31, 2008 increased by $97,207 to $482,829 from $385,622 in the same period of 2007. The increase in interest expense was due to additional borrowing during the year 2008.

Net Income (loss)

Net loss for the three months ended December 31, 2008 increased to $3,316,014 from a net loss of $2,132,744 in the prior period primarily attributable to factors described above.

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

As of December 31, 2008, we had a working capital deficit of approximately $13.7 million.  For the three months ended December 31, 2008, we generated a net cash flow deficit from operating activities of $585,259 consisting primarily of year to date losses of $3,316,014.  Non-cash adjustments included $610,702 in depreciation and amortization charges and the fair value of vested options for services provided of $1,850,247. Additionally, we had a net decrease in current assets of $35,401 and a net decrease in current liabilities of $234,405.  We met our cash flow needs by issuance of convertible notes of $500,000, net, for the three months ended December 31, 2008.

We expect capital expenditures to be less than $75,000 in fiscal 2009. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for approximately one month.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If, in the next three months or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

On January 29, 2009, we issued and sold to James A. Hayward a $150,000 principal amount secured promissory note (“January Note”) bearing interest at a rate of 10% per annum and a warrant (“January Warrant”) to purchase 300,000 shares of our common stock.  The January Note and accrued but unpaid interest thereon shall automatically convert on January 29, 2010 at a conversion price of $0.033337264 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the January Note on three days written notice (during which period the holder can elect to convert the note). The January Note bears interest at the rate of 10% per annum and is due and payable in full on January 29, 2010. Until the principal and accrued but unpaid interest under the January Note are paid in full, or converted into our common stock, the January Note will be secured by a security interest in all of our assets. The January Warrant is exercisable for a four-year period commencing on January 29, 2010, and expiring on January 28, 2014, at a price of $0.50 per share.  The January Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) January 29, 2012, and (ii) the date our common stock has been quoted on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). ).   Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses previously found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures.

Not applicable.

Part II - Other Information

Item 1 - Legal Proceedings

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

Item 1A - Risk Factors

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

We have a short operating history with our current business model, which involves the marketing, sale and distribution of anti-counterfeiting and product authentication solutions as well as ingredients for use in personal care and other products. Our operations since inception have produced insignificant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. If we create significant revenues in the future, we will derive most of such revenues from the sale of anti-counterfeiting and product authentication solutions as well as ingredients, which are immature industries. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

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

We will need to raise funds through either debt or the sale of our shares in order to achieve our business goals. Any sale of additional shares or securities convertible into any such shares by us would further dilute the percentage ownership held by the stockholders.  Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares.

If we are unable to obtain additional financing our business operations will be harmed or discontinued, and if we do obtain additional financing our shareholders may suffer substantial dilution.

We believe that our existing capital resources will enable us to fund our operations until approximately March 2009.  We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing shareholders.

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

General economic conditions and the current global financial crisis may adversely affect our business, operating results and financial condition.

The current global economy and economic slowdown may have serious negative consequences for our business and operating results. Since our customers incorporate our products into a variety of consumer goods, the demand for our products is subject to worldwide economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. During a period of economic weakness or uncertainty, demand for consumer goods incorporating our products may weaken, and current or potential customers may defer purchases of our products.

The recent distress in the credit and financial markets has also resulted in extreme volatility in security prices and diminished liquidity, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Moreover, the current crisis has had a significant material adverse impact on a number of financial institutions and has limited access to capital and credit for many companies. This could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

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

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers.  We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future.  In the event that a claim is successfully brought against us, considering our lack of material revenue and the losses our business has incurred for the period from our inception to December 31, 2008, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

For additional information concerning litigation during the period, please refer to Part II, Item 1 of this report

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements.  We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons.  Nonetheless, as of February 12, 2009 we have accrued approximately $12.0 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.

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

As of February 12, 2009, we had 255,224,880 shares of common stock issued and outstanding and outstanding options and warrants to purchase 108,405,964 shares of common stock.  All of the shares issuable upon exercise of our options and warrants may be sold without restriction.  The sale of these shares may adversely affect the market price of our common stock.  The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On October 21, 2008, we issued and sold a $500,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 1,000,000 shares of our common stock to James A. Hayward, our Chairman, President, Chief Executive Officer and a director.

The promissory note and accrued but unpaid interest thereon are convertible into shares of our common stock at a price of $0.50 per share by the holder of the promissory note at any time from October 21, 2008, through October 20, 2009, and shall automatically convert on October 21, 2009 at a conversion price of $0.026171520 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  At any time prior to conversion, we have the right to prepay the promissory note and accrued but unpaid interest thereon upon three days prior written notice (during which period the holder can elect to convert the note).  Until the principal and interest under the promissory note is paid in full, or converted into our common stock, the promissory note will be secured by a security interest in all of our assets.

The warrant is exercisable for a four-year period commencing on October 21, 2009, and expiring on October 20, 2013, at a price of $0.50 per share.  The warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) October 20, 2011, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

On January 29, 2009, we issued and sold a $150,000 principal amount secured promissory note bearing interest at a rate of 10% per annum and a warrant to purchase 300,000 shares of our common stock to James A. Hayward, our Chairman, President, Chief Executive Officer and a director.

The promissory note and accrued but unpaid interest thereon shall automatically convert on January 29, 2010 at a conversion price of $0.033337264 per share, which is equal to a 20% discount to the average volume, weighted average price of the our common stock for the ten trading days prior to issuance, and are convertible into shares of the our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of the our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  Any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes upon three days prior written notice (during which period the holder can elect to convert the note).  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on January 29, 2010. Until the principal and accrued but unpaid interest under the promissory note are paid in full, or converted into the our common stock, the promissory note will be secured by a security interest in all of our assets.

The warrant is exercisable for a four-year period commencing on January 29, 2010, and expiring on January 28, 2014, at a price of $0.50 per share.  The warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) January 29, 2012, and (ii) the date our common stock has been quoted on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

For additional information concerning our sales of unregistered securities during the period covered by this report and subsequent to the period covered by this report, please refer to Note D and Note J, respectively, to our Consolidated Financial Statements in Part I, Item 1 of this report, which are incorporated herein by reference.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

As a company that reports under Section 15(d) of the Securities Exchange Act, we are not subject to the proxy rules of Section 14.  In accordance with Nevada law and pursuant to our bylaws, we sought the approval of the matters described below through the solicitation of proxies.  Our annual meeting of stockholders was held on December 16, 2008.  At the meeting, the stockholders:

(1)
voted to reelect the existing members of the board of directors, James A. Hayward, Yacov Shamash, and Sanford R. Simon, each for a one-year term or until their successors are duly elected and qualified;

(2)	to approve the reincorporation of the Company from the State of Nevada to the State of Delaware;

(3)
to approve an amendment to our 2005 Incentive Stock Plan to increase the number of shares of common stock subject to the Plan from 20 million to 100 million and limit to 25 million the number of shares that can be covered by awards made to any participant in any calendar year; and

(4)	to ratify the appointment of RBSM LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

	MATTER	FOR	AGAINST/ WITHHELD	ABSTAINED

(1)	Election of Directors:
	James A. Hayward;	147,925,196	2,771,436	—
	Yacov Shamash; and	149,434,196	1,262,436	—
	Sanford R. Simon.	149,416,740	1,279,892	—

(2)	Approval of the reincorporation of the Company from the State of Nevada to the State of Delaware.	110,867,218	581,708	17,500

(3)	Approval of an amendment to our 2005 Incentive Stock Plan to increase the number of shares of common stock subject to the Plan from 20 million to 100 million and limit to 25 million the number of shares that can be covered by awards made to any participant in any calendar year.	97,076,544	12,347,246	2,042,636

(4)	Ratification of the appointment of RBSM LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008.	145,326,890	4,415,418	954,323

Item 5 - Other Information

None

Item 6 – Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: February 17, 2009	/s/ James A. Hayward, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer