Form 10-Q
period 2009-03-31
APPLIED DNA SCIENCES INC
filed 2009-05-15
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes       ☐ No

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
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. May 15, 2009: 261,888,747

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2009

Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and September 30, 2008

	March 31, 2009	September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$14,294	$136,405
Restricted cash	150,000	—
Accounts receivable	63,750	75,150
Prepaid expenses	336,449	83,333
Total current assets	564,493	294,888

Property, plant and equipment-net of accumulated depreciation of $178,123 and $147,132, respectively	32,739	63,730

Other assets:
Deposits	8,322	8,322
Capitalized finance costs-net of accumulated amortization of $567,178 and $464,274, respectively	10,322	113,226

Intangible assets:
Patents, net of accumulated amortization of $33,504 and $31,762, respectively (Note B)	753	2,494
Intellectual property, net of accumulated amortization and write off of $8,248,578 and $8,066,682, respectively (Note B)	1,182,322	1,364,217

Total Assets	$1,798,951	$1,846,877

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$918,431	$12,821,171
Convertible notes payable, net of unamortized discount of $423,253 and $486,726, respectively (Note D)	926,747	3,063,274
Other current liabilities	150,000	—
Total current liabilities	1,995,178	15,884,445

Commitments and contingencies (Note H)

Deficiency in Stockholders’ Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2009 and September 30, 2008	—	—
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 260,511,148 and 205,359,605 issued and outstanding as of March 31, 2009 and September 30, 2008, respectively	260,511	205,359
Additional paid in capital	140,197,854	133,133,354
Accumulated deficit	(140,654,592)	(147,376,281)
Total deficiency in stockholders’ equity	(196,227)	(14,037,568)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,798,951	$1,846,877

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
Three and Six Months Ended March 31, 2009 and 2008
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Sales	$64,670	$207,737	$211,245	$330,904
Cost of sales	(8,594)	(46,114)	(52,335)	(74,004)
Gross Profit	56,076	161,623	158,910	256,900

Operating expenses:
Selling, general and administrative	1,683,534	715,783	4,447,545	2,414,052
Research and development	40,860	55,900	103,389	92,226
Depreciation and amortization	105,645	107,244	214,627	215,048

Total operating expenses	1,830,039	878,927	4,765,561	2,721,326

NET LOSS FROM OPERATIONS	(1,773,963)	(717,304)	(4,606,651)	(2,464,426)

Other income (Note C)	12,023,888	—	12,023,888	—
Interest expense, net	(212,222)	(608,383)	(695,051)	(994,005)

Net income (loss) before provision for income taxes	10,037,703	(1,325,687)	6,722,186	(3,458,431)

Income taxes	—	—	497	—

NET INCOME (LOSS)	$10,037,703	$(1,325,687)	$6,721,689	$(3,458,431)

Net income (loss) per share-basic	$0.04	$(0.01)	$0.03	$(0.02)

Net income (loss) per share-diluted	$0.04	$(0.01)	$0.03	$(0.02)

Weighted average shares outstanding-

Basic	251,805,934	191,517,098	237,246,560	186,798,504

Diluted	279,523,227	191,517,098	279,523,227	186,798,504

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three months ended March 31, 2009 and 2008
(unaudited)

	Six months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,721,689	$(3,458,431)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	214,627	215,048
Reversal of accrued penalty charges	(12,023,888)	—
Fair value of vested options issued to officers, directors and employees	2,148,118	—
Fair value of warrants issued in exchange for services rendered	217,865	—
Amortization of capitalized financing costs	102,904	185,847
Amortization of debt discount attributable to convertible debentures	601,048	832,546
Common stock issued in exchange for services rendered	186,094	1,040,000
Change in assets and liabilities:
Decrease (increase) in accounts receivable	11,400	(89,985)
Decrease in prepaid expenses and deposits	146,884	81,250
Increase (decrease) in accounts payable and accrued liabilities	451,148	(794,669)
Net cash used in operating activities	(1,222,111)	(1,988,394)

Cash flows from investing activities:
(Increase) decrease in restricted cash held in escrow	(150,000)	399,920
Acquisition (disposal) of property and equipment, net	—	(5,492)
Net cash provided by (used in) investing activities	(150,000)	394,428

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	1,250,000	2,447,580
Net cash provided by financing activities	1,250,000	2,447,580

Net increase (decrease) in cash and cash equivalents	(122,111)	853,614
Cash and cash equivalents at beginning of period	136,405	25,185
Cash and cash equivalents at end of period	$14,294	$878,799

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash transactions:
Fair value of vested options issued to officers, directors and employees	$2,148,118	$—
Fair value of warrants issued for services	$217,865	$—
Common stock issued for services	$586,094	$1,040,000
Common stock issued in exchange for previously incurred debt	$3,630,000	$50,275

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2008 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2009, the Company has accumulated losses of $140,654,592.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION (“SAB104”), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2009, the Company’s deferred revenue was $-0-.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At March 31, 2009, the Company has deemed that no allowance for doubtful accounts was necessary.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective October 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s consolidated financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the six month period ended March 31, 2009.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At March 31, 2009 and September 30, 2008 property and equipment consist of:

	March 31, 2009 (unaudited)	September 30, 2008
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated Depreciation	(178,123)	(147,132)
Net	$32,739	$63,730

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

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

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision- making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company’s single principal operating segment.

Net loss per share

In accordance with SFAS No. 128, “Earnings per Share”, the basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding as if the potential common shares had been issued and if the additional common shares were dilutive. For the three months and six months ended March 31, 2008, common equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive. Fully diluted shares outstanding were 255,551,691 for the three and six months ended March 31, 2008.

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

As more fully described in Note G below, the Company granted an aggregate of 38,670,000 and -0- stock options during the six month periods ended March 31, 2009 and 2008, respectively to employees and directors of the Company under a non-qualified employee stock option plan.

As of March 31, 2009, 44,330,000 non-qualified employee stock options were outstanding with 15,077,500 shares vested and exercisable.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2009, allowance for doubtful receivable was $0.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $40,860 and $103,389 for the three and six month period ended March 31, 2009, respectively and $55,900 and $92,226 for the three and six month period ended March 31, 2008, respectively.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $21,213 and $35,550 for the three and six month period ended March 31, 2009, respectively and $9,118 and 11,364 as advertising costs for the three and six month period March 31, 2008, respectively.

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

Restricted Cash/Other Current Liabilities

Restricted cash is comprised of funds deposited into an escrow account pending consummation of the placement of convertible debt as of March 31, 2009. The related obligation is recorded as other current liabilities until consummation.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF 07-1in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company is assessing the potential effect of the adoption of EITF 07-05 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 161 will have a material effect on its consolidated financial position, results of operations or cash flows.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 will have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008. The Company does not expect the adoption will have any material impact on the Company’s consolidated financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying value at March 31, 2009 is:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years)	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,627,071)
Impairment (See below)	(5,655,011)
Net:	$1,183,075
Residual value:	$0

During the year ended September 30, 2006 the Company's management performed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value for the year ended September 30, 2006, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Total amortization expense charged to operations for the three and six months ended March 31, 2009 was $91,672 and $183,638, respectively; $92,661 and $184,305 for the three and six months ended March 31, 2008, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 are as follows:

Accounts payable	$737,277
Accrued consulting fees	102,500
Accrued interest payable	45,356
Accrued salaries payable	33,298
Total	$918,431

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (continued)

Registration Rights Liquidated Damages

In private placements in November and December, 2003, December, 2004, and January and February, 2005, the Company issued secured convertible promissory notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. The liquidated damages are equal to 3.5% per month of the face amount of the notes, which equals $367,885, with no limitations. During the year ended September 30, 2008, the SEC declared effective the Company’s registration statement with respect to the common stock underlying the notes and warrants. As of March 31, 2009, the Company concluded that the payment of liquidated damages under these commitments were not probable. Accordingly, the Company reversed the accrued expenses for the potential liquidated damages of $12,023,888 as other income in the statement of operations during the three months ended March 31, 2009.

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of March 31, 2009 are as follows:

Secured Convertible Note Payable dated May 7, 2008, net of unamortized debt discount of $6,003 (see below)	$93,997
Secured Convertible Note Payable dated July 31, 2008, net of unamortized debt discount of $38,413 (see below)	111,587
Secured Convertible Note Payable dated October 21, 2008, net of unamortized debt discount of $171,667 (see below)	328,333
Secured Convertible Note Payable dated January 29, 2009, net of unamortized debt discount of $59,527 (see below)	90,473
Secured Convertible Note Payable dated February 27, 2009, net of unamortized debt discount of $51,003 (see below)	148,997
Secured Convertible Note Payable dated March 30, 2009, net of unamortized debt discount of $96,640 (see below)	153,360
926,747
Less current portion	(926,747)
$—

10% Secured Convertible Promissory Note dated May 7, 2008

On May 7, 2008, the Company issued a $100,000 convertible promissory note due May 7, 2009 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.079849085 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.079849085 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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
MARCH 31, 2009
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated May 7, 2008 (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($48,490) and warrants ($10,730) to debt discount, aggregating $59,220, which will be amortized to interest expense over the term of the Notes. Amortization of $14,602 and $29,529 was recorded for the three and six month periods ended March 31, 2009.

10% Secured Convertible Promissory Note dated July 31, 2008

On May 7, 2008, the Company issued a $150,000 convertible promissory note due July 31, 2009 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.0549483 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.0549483 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($91,655) and warrants ($23,268) to debt discount, aggregating $114,923, which will be amortized to interest expense over the term of the Notes. Amortization of $28,337 and $57,304 was recorded for the three and six month periods ended March 31, 2009.

10% Secured Convertible Promissory Note dated October 21, 2008

On October 21, 2008, the Company issued a $500,000 related party convertible promissory note to a related party due October 21, 2009 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.02617152 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.02617152 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated October 21, 2008 (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($279,188) and warrants ($34,104) to debt discount, aggregating $313,292, which will be amortized to interest expense over the term of the Notes. Amortization of $77,250 and $141,625 was recorded for the three and six month periods ended March 31, 2009.

10% Secured Convertible Promissory Note dated January 29, 2009

On January 29, 2009, the Company issued a $150,000 related party convertible promissory note to a related party due January 29, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.033337264 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.033337264 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $61,974 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the placement of the note the Company issued non-detachable warrants granting the holder the right to acquire 300,000 shares of the Company’s common stock at $0.50 per share. The warrants expire five years from the issuance. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company recognized the value attributable to the warrants in the amount of $9,498 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.87%, a dividend yield of 0%, and volatility of 150.55%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($61,974) and warrants ($9,498) to debt discount, aggregating $71,472, which will be amortized to interest expense over the term of the Notes. Amortization of $11,945 was recorded for the three and six month periods ended March 31, 2009.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated February 27, 2009

On February 27, 2009, the Company issued a $200,000 related party convertible promissory note to a related party due February 27,2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.046892438 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.046892438 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $55,905 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($55,905) will be amortized to interest expense over the term of the Notes. Amortization of $4,901 was recorded for the three and six month periods ended March 31, 2009.

10% Secured Convertible Promissory Note dated March 30, 2009

On March 30, 2009, the Company issued a $250,000 related party convertible promissory note to a related party due March 30, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.043239467 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.043239467 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $96,905 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($96,905) will be amortized to interest expense over the term of the Notes. Amortization of $265 was recorded for the three and six month periods ended March 31, 2009.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements existed. There were no advances due at March 31, 2009.

During the six months ended March 31, 2009, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, had advanced funds to the Company in the amount of $1,100,000 in the form of convertible promissory notes for working capital purposes (see Note D).

During the three and six month period ended March 31, 2009, the Company had sales of $-0- and $5,000 (or 0% and 2.4% of total sales), respectively, to an entity whereby the Company’s Chief Executive Officer is the President.

During the three and six month period ended March 31, 2008, the Company had sales of $50,455 and $68,518 (or 24.3% and 20.7% of total sales), respectively, to an entity whereby the Company’s Chief Executive Officer is the President.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Preferred and Common Stock Transactions During the Six Months Ended March 31, 2009:

During the six months ended March 31, 2009, the Company issued 42,049,975 shares of common stock in exchange for convertible notes and accrued interest.

In January 2009, the Company issued 10,000,000 shares of common stock for consulting services. The Company valued the shares issued at approximately $0.04 per share, which represents the fair value of the shares at the date of issuance.

In February 2009, the Company issued 101,568 shares of common stock in pursuant to a settlement agreement. The Company valued the shares issued at approximately $0.06 per share or $6,094, which represents the fair value of the shares at the date of issuance.

In March 2009, the Company issued 3,000,000 shares of common stock in settlement of litigation. The Company valued the shares issued at approximately $0.06 per share or $180,000, which represents the fair value of the shares at the date of issuance.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s common stock.

Exercise Prices	Number Outstanding	Warrants Outstanding Remaining Contractual Life (Years)	Weighted Average Exercise Price	Weighted Average Exercisable	Exercisable Weighted Average Exercise Price
$0.06	2,000,000	4.89	$0.06	2,000,000	$0.06
$0.07	200,000	0.96	$0.07	200,000	$0.07
$0.09	16,400,000	2.42	$0.09	16,400,000	$0.09
$0.10	1,605,464	3.75	$0.10	1,605,464	$0.10
$0.50	27,150,000	2.61	$0.50	24,850,000	$0.50
$0.60	6,623,500.46		$0.60	6,623,500	$0.60
$0.75	14,797,000	0.85	$0.75	14,797,000	$0.75
	68,775,964			66,475,964

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2007	82,434,464	$0.43
Granted	7,200,000	0.50
Exercised	(2,500,000)	(0.09)
Canceled or expired	(23,153,500)	(0.41)
Outstanding at September 30, 2008	63,980,964	$0.46
Granted	5,000,000	0.20
Exercised	—	—
Canceled or expired	(205,000)	(0.69)
Balance, March 31, 2009	68,775,964	$0.44

During the six month period ended March 31, 2009, the Company issued an aggregate of 1,300,000 warrants in conjunction with convertible debt (see Note D).

On February 20, 2009, the Company issued warrants to purchase 2,000,000 shares of its common stock at $0.06 per share for four years in consideration for services. The fair value of $121,303 was charged to current period operations. The fair value of the warrants were determined using the Black-Scholes Option Pricing method based on the following assumptions: Dividend yield: -0-%; volatility: 203.14%; risk free rate: 1.81%, expected term: 4 years.

On March 16, 2009, the Company issued warrants to purchase 200,000 shares of its common stock at $0.07 per share for three years in consideration for services. The fair value of $6,464 was charged to current period operations. The fair value of the warrants were determined using the Black-Scholes Option Pricing method based on the following assumptions: Dividend yield: -0-%; volatility: 170.72%; risk free rate: 0.69%, expected term: 3 year.

On March 27, 2009, the Company issued a warrant to purchase 1,500,000 shares of its common stock at $0.10 per share for four years in settlement of litigation. The fair value of $90,098 was charged to current period operations. The fair value of the warrants were determined using the Black-Scholes Option Pricing method based on the following assumptions: Dividend yield: -0-%; volatility: 207.01%; risk free rate: 1.79%, expected term: 4 years

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	0.50	$0.68	3,660,000	$0.68
0.07	1,000,000	4.90	0.07	—	0.07
0.09	2,000,000	2.42	0.09	2,000,000	0.09
0.11	37,670,000	4.22	0.11	9,417,500	0.11

	44,330,000	$0.16		15,077,500	$0.28

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2007	5,660,000	$0.47
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at September 30, 2008	5,660,000	$0.47
Granted	38,670,000	0.11
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2009	44,330,000	$0.16

Amendment to the 2005 Incentive Stock Plan and Recent Equity Award Grants

On June 17, 2008, the Board of Directors adopted an amendment to the 2005 Incentive Stock Plan that will increase the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, subsequently approved by the stockholders at the 2008 annual meeting of stockholders in December 2008. In connection with the share increase amendment, the Board of Directors granted options to purchase a total of 37,670,000 shares to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively, and 500,000 to each of Yacov Shamash and Sanford R. Simon. The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant. The fair value was determined using the Black Scholes Option Pricing Model, with the following assumptions utilized: Dividend yield: -0-%, volatility: 208.48%; risk free rate: 3.66%; expected life: 5 years.

On February 27, 2009, the Company granted 1,000,000 options to purchase its common stock at $0.07 over five years with vesting at 25% per year beginning at the first anniversary. The fair value, determined using the Black Scholes Option Pricing Model with the following assumptions utilized: Dividend yield: -0-%, volatility: 205.19%; risk free rate: 1.84%; expected life: 5 years.

The Company recorded $297,871 and $2,148,118 as stock compensation expense for the three and six month period ended March 31, 2009 for the vesting portion of all employee options outstanding.

NOTE H- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases office space under an operating lease in Stony Brook, New York for its corporate use from an entity controlled by a significant former shareholder, expiring in October 2009. In November 2005, the Company vacated the Los Angeles facility to relocated to the new Stony Brook New York address.

Total lease rental expense for the three and six month periods ended on March 31, 2009 was $21,366 and $40,004, respectively.

Total lease rental expense for the three and six month periods ended on March 31, 2008 was $19,338 and $37,421, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

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

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract. In March 2005, we entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000. In addition, the consulting agreement provided for the issuance by us to Intervex of a five-year warrant to purchase 250,000 shares of our common stock with an exercise price of $.75. Intervex asserts that we owe them 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock. We have counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper. This matter is in the early stages of discovery. We intend to vigorously defend against the claims asserted against us.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE I - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six month period ended March 31, 2009, the Company incurred a net loss from operations of $4,606,651. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing DNA embedded biotechnology security solutions in the United States and Europe and there can be no assurance that the Company’s efforts will be successful and no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

NOTE J – SUBSEQUENT EVENTS

On April 14, 2009, the Company issued and sold an aggregate of $300,000 principal amount secured promissory notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act of 1933, as amended. The promissory notes and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on April 14, 2010 at a conversion price of $0.070756456 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholders at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the promissory notes on three days written notice (during which period the holders can elect to convert the promissory notes). The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on April 14, 2010. Until the principal and accrued but unpaid interest under the promissory notes are paid in full, or converted into shares of our common stock, the promissory notes will be secured by a security interest in all of our assets.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for the private placement of the promissory notes pursuant to Section 4(2) of the Securities Act because each of the promissory notes was made in a sale by the issuer not involving a public offering.

Arjent Services LLC, a registered broker dealer firm (the “Placement Agent”), acted as the Company’s placement agent. In connection with the sale of the sale of promissory notes described above, the Company paid the Placement Agent commissions and discounts aggregating $45,000. In addition, in connection with an engagement agreement dated February 20, 2009, pursuant to which the Placement Agent agreed to act as our placement agent to assist us in raising up to one and a half million dollars ($1,500,000) through the issuance of convertible promissory notes in a private placement transaction, the Company had issued on February 20, 2009 to an affiliate of the Placement Agent a warrant to purchase two million (2,000,000) shares of the Company’s common stock at an exercise price equal to the closing price of our common stock on the date of the engagement agreement, or $0.06, exercisable for a four year period commencing on February 20, 2010. There can be no assurances that the Placement Agent will be successful in raising additional capital.

On May 7, 2009, the Company issued 1,377,599 shares of common stock upon the automatic conversion of a secured convertible promissory note.

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

BioActive Ingredients. Our BioActive Ingredients program began in 2007, based on the biofermentation expertise developed from our experience with the manufacture of DNA for our SigNature DNA and BioMaterial Genotyping solutions. We initially targeted potential customers in the personal care products, industry, and we developed DermalRx Hydroseal, which has been incorporated into the fabric of a new line of intimate apparel currently being test marketed by a global marketer of intimate apparel. In addition, we developed DermalRx SRC, Skin Resurfacing Complex, an ingredient designed to promote smoother more radiant skin by stimulating the skin’s own exfoliation process.

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

We believe that our existing capital resources will enable us to fund our operations until approximately July 2009. We believe we may be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

Product Research and Development

We anticipate spending approximately $50,000 for product research and development activities during the next 12 months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do anticipate spending approximately $30,000 on the acquisition of leasehold improvements during the next 12 months. We believe our current leased space is adequate to manage our growth, if any, over the next 2 to 3 years.

Number of Employees

We currently have 13 full-time employees and two part-time employees, including two in management, nine in operations, three in sales and marketing and one in investor relations. The company expects to increase its staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part-time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel.

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

The accounting policies identified as critical are as follows:

●	Equity issued with registration rights;
●	Revenue recognition;
●	Allowance for doubtful accounts;
●	Fair value of intangible assets; and
●	Use of estimates.

Equity Issued with Registration Rights

In connection with placement of our convertible notes and warrants to certain investors during the fiscal quarters ended December 31, 2003, December 31, 2004, March 31, 2005, March 31, 2006 and June 30, 2006, we granted certain registration rights that provide for liquidated damages in the event of failure to timely perform under the agreements. Although these notes and warrants do not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, the common stock underlying the notes and warrants subject to such liquidated damages does not meet the tests required for shareholders’ equity classification in the past, and accordingly had been reflected between liabilities and equity in our previous consolidated balance sheet.

In September 2007, we exchanged our common stock for the remaining Secured Convertible Promissory Note that contained embedded derivatives such as certain conversion features, variable interest features, call options and default provisions.

We had an accumulative accrual of $12,023,888 in liquidating damages in relationship to the previously outstanding convertible promissory notes and related warrants. During the three months ended March 31, 2009, we determined that it was not probable that we would be obligated to pay these damages and accordingly adjusted the accrual to other income.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenues

For the three months ended March 31, 2009, we generated $64,670 in revenues from operations, principally from the sales of BioActive Ingredients, and our cost of sales for the three months ended March 31, 2009 was $8,594, netting us a gross profit of $56,076. For the three months ended March 31, 2008, we generated $207,737 in revenues from operations and our cost of sales for the three months ended March 31, 2008 was $46,114, netting us a gross profit of $161,623.  The decrease in gross revenue of $97,990, or 62%, was primarily attributable to a slowdown in the economy.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $715,783 for the three months ended March 31, 2008 to $1,683,534 for the three months ended March 31, 2009. The increase of $967,751, or 135.2%, is primarily attributable to the fair value of vested options granted to officers and employees, warrants and common stock issued in settlement of litigation and as compensation for services.

Research and Development

Research and development expenses decreased from $55,900 for the three months ended March 31, 2008 to $40,860 for the three months ended March 31, 2009. The decrease of $15,040 is attributed to less research and development activity related to the recent development and feasibility study agreements.

Depreciation and Amortization

In the three months ended March 31, 2009, depreciation and amortization decreased by $1,599 from $107,244 to $105,645 for the three months ended March 31, 2008. The decrease is attributable to the reduced depreciation/additions to our property and equipment.

Total Operating Expenses

Total operating expenses increased to $1,830,039 for the three months ended March 31, 2009 from $878,927 for the three months ended March 31, 2008, or an increase of $951,112, primarily attributable to equity based payments in the three months ended March 31, 2009 as compared to the same period last year.

Other Income/Loss

During the three months ended March 31, 2009, we determined that future payments of liquidated damages on previously issued notes were not probable, therefore we adjusted our accrual from $12,023,888 to $-0- resulting in a gain of $12,023,888.

Interest Expenses

Interest expense for the three months ended March 31, 2009 decreased by $396,161 to $212,222 from $608,383 in the same period of 2008. The decrease in interest expense was due to the conversion into common stock in 2009 of the convertible notes issued in connection with financings completed in 2008.

Net income (loss)

Net income for the three months ended March 31, 2009 was $10,037,703 as compared to a net loss of $1,325,687 in the prior period primarily attributable to our other income adjustment described above, net with our increase in operating expenses.

Comparison of Results of Operations for the Six Months Ended March 31, 2009 and 2008

Revenues

For the six months ended March 31, 2009, we generated $211,245 in revenues from operations, principally from the sales of BioActive Ingredients, and our cost of sales for the six months ended March 31, 2009 was $52,335, netting us a gross profit of $158,910. For the six months ended March 31, 2008, we generated $330,904 in revenues from operations and our cost of sales for the six months ended March 31, 2008 was $74,004, netting us a gross profit of $256,900. The decrease in gross revenue of $96,953, or 40%, was primarily attributable to a slowdown in the economy.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $2,414,052 for the six months ended March 31, 2008 to $4,447,545 for the six months ended March 31, 2009. The increase of $2,033,493, or 84%, is primarily attributable to the fair value of vested options granted to officers and employees, warrants and common stock issued in settlement of litigation and as compensation for services.

Research and Development

Research and development expenses increased from $92,226 for the six months ended March 31, 2008 to $103,389 for the six months ended March 31, 2009. The increase of $11,163 is attributed to more research and development activity related to the recent development and feasibility study agreements.

Depreciation and Amortization

In the six months ended March 31, 2009, depreciation and amortization decreased by $421 from $215,048 to $214,627 for the six months ended March 31, 2009. The decrease is attributable to the reduced depreciation/additions to our property and equipment.

Total Operating Expenses

Total operating expenses increased to $4,765,561 for the six months ended March 31, 2009 from $2,721,326 for the six months ended March 31, 2008, or an increase of $2,044,235, primarily attributable to equity based payments in the six months ended March 31, 2009 as compared to the same period last year.

Other Income/Loss

During the six months ended March 31, 2009, we determined that future payments of liquidated damages on previously issued notes were not probable, therefore we adjusted our accrual from $12,023,888 to $-0- resulting in a gain of $12,023,888.

Interest Expenses

Interest expense for the six months ended March 31, 2009 decreased by $298,954 to $695,051 from $994,005 in the same period of 2008. The decrease in interest expense was due to the conversion into common stock in 2009 of the convertible notes issued in connection with financings completed in 2008.

Net income (loss)

Net income for the six months ended March 31, 2009 was $6,721,689 as compared to a net loss of $3,458,431 in the prior period primarily attributable to our other income adjustment described above, net with our increase in operating expenses.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding. Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.

Our registered independent certified public accountants have stated in their report dated December 15, 2008, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern.

As of March 31, 2009, we had a working capital deficit of $1,430,685. For the six-month period ended March 31, 2009, we generated a net cash flow deficit from operating activities of $1,222,111. Net cash flow deficit from operations consist primarily of year to date income of $6,721,689, net, with a non cash accrual reduction (see other income above) of $12,023,888. Other non-cash adjustments included $918,579 in depreciation and amortization charges and $2,552,077 for equity based payments and compensation. Additionally, we had a net decrease in current assets of $158,284 and a net increase in current liabilities of $451,148. Cash used in investing activities totaled $150,000, primarily provided by an increase in cash held in escrow. Cash provided by financing activities for the six-month period ended March 31, 2009 totaled $1,250,000 consisting of proceeds from issuance of convertible debt.

Without the other income adjustment, we would have incurred a net loss of $5,302,199 in the six months ended March 31, 2009.

We expect capital expenditures to be less than $50,000 in fiscal 2009. Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately July 2009. Form time to time, and as needed to meet accounts payable and other obligations, James A. Hayward, our Chairman, President and Chief Executive Officer, has invested in convertible promissory notes of the Company and warrants to purchase our common stock on terms similar to those offered to accredited investors at the time of his investment. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We believe we may be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

Fiscal 2009

On October 21, 2008, we issued and sold to James A. Hayward, our Chairman, President and Chief Executive Officer, a $500,000 principal amount secured promissory note (“October Note”) bearing interest at a rate of 10% per annum and a warrant (“October Warrant”) to purchase 1,000,000 shares of our common stock. The October Note and accrued but unpaid interest thereon is convertible into shares of our common stock at a price of $0.50 per share by the holder at any time from October 21, 2008, through October 20, 2009, and shall automatically convert on October 21, 2009 at a conversion price of $0.026171520 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At any time prior to conversion, we have the right to prepay the October Note and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). The October Warrant is exercisable for a four-year period commencing on October 21, 2009, and expiring on October 20, 2013, at a price of $0.50 per share. The October Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) October 20, 2011, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

On January 29, 2009, we issued and sold to James A. Hayward, our Chairman, President and Chief Executive Officer, a $150,000 principal amount secured promissory note (“January Note”) bearing interest at a rate of 10% per annum and a warrant (“January Warrant”) to purchase 300,000 shares of our common stock. The January Note and accrued but unpaid interest thereon shall automatically convert on January 29, 2010 at a conversion price of $0.033337264 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the January Note on three days written notice (during which period the holder can elect to convert the note). The January Note bears interest at the rate of 10% per annum and is due and payable in full on January 29, 2010. Until the principal and accrued but unpaid interest under the January Note are paid in full, or converted into our common stock, the January Note will be secured by a security interest in all of our assets. The January Warrant is exercisable for a four-year period commencing on January 29, 2010, and expiring on January 28, 2014, at a price of $0.50 per share. The January Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) January 29, 2012, and (ii) the date our common stock has been quoted on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

On February 27, 2009, we issued and sold a $200,000 principal amount secured promissory note (“February Note”) bearing interest at a rate of 10% per annum to James A. Hayward, our Chairman, President and Chief Executive Officer. The February Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on February 27, 2010 at a conversion price of $0.046892438 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the February Note on three days written notice (during which period the holder can elect to convert the February Note). The February Note bears interest at the rate of 10% per annum and is due and payable in full on February 27, 2010. Until the principal and accrued but unpaid interest under the February Note are paid in full, or converted into shares of our common stock, the February Note will be secured by a security interest in all of our assets.

On March 30, 2009, we issued and sold a $250,000 principal amount secured promissory note (“March Note”) bearing interest at a rate of 10% per annum to James A. Hayward, our Chairman, President and Chief Executive Officer. The March Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on March 30, 2010 at a conversion price of $0.043239467 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the March Note on three days written notice (during which period the holder can elect to convert the March Note). The March Note bears interest at the rate of 10% per annum and is due and payable in full on March 30, 2010. Until the principal and accrued but unpaid interest under the March Note are paid in full, or converted into shares of our common stock, the March Note will be secured by a security interest in all of our assets.

On April 14, 2009, we issued and sold an aggregate of $300,000 principal amount secured promissory notes (“April Notes”) bearing interest at a rate of 10% per annum to certain accredited investors. The April Notes and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on April 14, 2010 at a conversion price of $0.070756456 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholders at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the April Notes on three days written notice (during which period the holders can elect to convert the April Notes). The April Notes bear interest at the rate of 10% per annum and are due and payable in full on April 14, 2010. Until the principal and accrued but unpaid interest under the April Notes are paid in full, or converted into shares of our common stock, the April Notes will be secured by a security interest in all of our assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our registered independent certified public accountants have stated in their report dated December 15, 2008, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 4T. - Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Terminated Litigation

On March 27, 2009, we entered into a settlement agreement and mutual general release with Mr. Douglas Falkner, one of our former employees and consultants, to settle a lawsuit in California for alleged breach of contract under his employment and consulting agreements and wrongful discharge in violation of public policy and a lawsuit in North Carolina for a worker’s compensation claim. In exchange for the dismissal of all claims against us, we agreed to issue to Mr. Falkner 3,000,000 restricted shares of our common stock and a warrant to purchase 1,500,000 shares of our common stock with an exercise price of $.10 exercisable for a period of four years beginning on the first anniversary of issuance. As of the date of the settlement agreement, the closing sales price for our common stock on the OTC Bulletin Board was $0.06 per share. We filed a registration statement on Form S-1 (File No. 333-158796) to register the shares of common stock issued to Mr. Fakner, which was declared effective by the SEC on May 12, 2009.

Item 1A - Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ''Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Below are new or updated risk factors from those appearing in our Annual Report on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Relating To Our Business:

We have a history of losses which may continue, and which may harm our ability to obtain financing and continue our operations.

We incurred net losses of $6.8 million for the year ended September 30, 2008 and $4.6 million from operations for the six-month period ended March 31, 2009. These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and incurred interest expense on notes and warrants we issued to obtain financing. Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

We will require additional financing which may require the issuance of additional shares which would dilute the ownership held by our stockholders.

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

If we are unable to obtain additional financing our business operations will be harmed or discontinued, and if we do obtain additional financing our stockholders may suffer substantial dilution.

We believe that our existing capital resources will enable us to fund our operations until approximately July 2009. We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

We were obligated to pay liquidated damages as a result of our failure to have our registration statement declared effective prior to June 15, 2005, and any payment of liquidated damages will either result in depletion of our limited working capital or issuance of shares of common stock which would cause dilution to our existing stockholders.

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements. We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons. During the six month period ended March 31, 2009, we determined it was not probable that we would be required to pay future liquidated damages, therefore adjusted our previously accrual of $12 million to other income.

Risks Relating to Our Common Stock:

There are a large number of shares underlying our options and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock and will cause immediate and substantial dilution to our existing stockholders.

As of May 15, 2009, we had 261,888,747 shares of common stock issued and outstanding and outstanding options and warrants to purchase 113,105,964 shares of common stock. All of the shares issuable upon exercise of our options and warrants may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2009, in connection with a Consulting Agreement dated January 13, 2009 with Strategic Partners Consulting, LLC (“SPC”), we issued to SPC ten million (10,000,000) shares of our common stock, par value $0.001 per share.

On January 29, 2009, we issued and sold to James A. Hayward, our Chairman, President and Chief Executive Officer, a $150,000 principal amount secured promissory note (“January Note”) bearing interest at a rate of 10% per annum and a warrant (“January Warrant”) to purchase 300,000 shares of our common stock. The January Note and accrued but unpaid interest thereon shall automatically convert on January 29, 2010 at a conversion price of $0.033337264 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the January Note on three days written notice (during which period the holder can elect to convert the note). The January Note bears interest at the rate of 10% per annum and is due and payable in full on January 29, 2010. Until the principal and accrued but unpaid interest under the January Note are paid in full, or converted into our common stock, the January Note will be secured by a security interest in all of our assets. The January Warrant is exercisable for a four-year period commencing on January 29, 2010, and expiring on January 28, 2014, at a price of $0.50 per share. The January Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) January 29, 2012, and (ii) the date our common stock has been quoted on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

On February 20, 2009, we entered into an engagement agreement with Arjent Services LLC, (the “Engagement Agreement”). Pursuant to the Engagement Agreement, we issued to Arjent Limited (UK) a warrant to purchase 2,000,000 shares of our common stock at an exercise price of $.06 per share. This issuance is considered exempt under Regulation D of the Securities Act and Rule 506 promulgated thereunder.

On February 27, 2009, we issued and sold a $200,000 principal amount secured promissory note (“February Note”) bearing interest at a rate of 10% per annum to James A. Hayward, our Chairman, President and Chief Executive Officer. The February Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on February 27, 2010 at a conversion price of $0.046892438 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the February Note on three days written notice (during which period the holder can elect to convert the February Note). The February Note bears interest at the rate of 10% per annum and is due and payable in full on February 27, 2010. Until the principal and accrued but unpaid interest under the February Note are paid in full, or converted into shares of our common stock, the February Note will be secured by a security interest in all of our assets.

On March 16, 2009, in connection with a letter agreement dated March 16, 2009 with Crystal Research Associates, LLC (CRA), pursuant to which CRA agreed, among other things, to prepare an executive informational overview, we issued to employees of CRA warrants to purchase an aggregate of two hundred thousand (200,000) shares of our common stock at an exercise price equal to the closing price of our common stock on the date of the letter agreement, or $0.07, exercisable for a three year period commencing on March 16, 2009.

On March 27, 2009, we entered into a settlement agreement and mutual general release with Mr. Douglas Falkner, one of our former employees and consultants, to settle a lawsuit in California for alleged breach of contract under his employment and consulting agreements and wrongful discharge in violation of public policy and a lawsuit in North Carolina for a worker’s compensation claim. In exchange for the dismissal of all claims against us, we agreed to issue to Mr. Falkner 3,000,000 restricted shares of our common stock and a warrant to purchase 1,500,000 shares of our common stock with an exercise price of $.10 exercisable for a period of four years beginning on the first anniversary of issuance. As of the date of the settlement agreement, the closing sales price for our common stock on the OTC Bulletin Board was $0.06 per share. We filed a registration statement on Form S-1 (File No. 333-158796) to register the shares of common stock issued to Mr. Fakner, which was declared effective by the SEC on May 12, 2009.

On March 30, 2009, we issued and sold a $250,000 principal amount secured promissory note (“March Note”) bearing interest at a rate of 10% per annum to James A. Hayward, our Chairman, President and Chief Executive Officer. The March Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on March 30, 2010 at a conversion price of $0.043239467 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the March Note on three days written notice (during which period the holder can elect to convert the March Note). The March Note bears interest at the rate of 10% per annum and is due and payable in full on March 30, 2010. Until the principal and accrued but unpaid interest under the March Note are paid in full, or converted into shares of our common stock, the March Note will be secured by a security interest in all of our assets.

On April 14, 2009, we issued and sold an aggregate of $300,000 principal amount secured promissory notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act of 1933, as amended. The promissory notes and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on April 14, 2010 at a conversion price of $0.070756456 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholders at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the promissory notes on three days written notice (during which period the holders can elect to convert the promissory notes). The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on April 14, 2010. Until the principal and accrued but unpaid interest under the promissory notes are paid in full, or converted into shares of our common stock, the promissory notes will be secured by a security interest in all of our assets. Arjent Services LLC, a registered broker dealer firm (the “Placement Agent”), acted as our placement agent. In connection with the sale of promissory notes, we paid the Placement Agent commissions and discounts aggregating $45,000. In addition, we issued to an affiliate of the Placement Agent a warrant to purchase two million (2,000,000) shares of our common stock at an exercise price equal to the closing price of our common stock on the date of the engagement agreement, or $0.06, exercisable for a four year period commencing on February 20, 2010 (see above). We claim an exemption from the registration requirements of the Securities Act for the private placement of the promissory notes pursuant to Section 4(2) of the Securities Act because the promissory notes were sold by the issuer not involving a public offering.

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

None.

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

Applied DNA Sciences, Inc.

Dated: May 15, 2009	/s/ James A. Hayward, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer