Form 10-Q
period 2009-06-30
APPLIED DNA SCIENCES INC
filed 2009-08-14
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 33-17387

Applied DNA Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Health Sciences Drive, Suite 113
Stony Brook, New York	11790
(Address of principal executive offices)	(Zip Code)

631-444- 8090
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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

          As of August 13, 2009, the registrant had 274,891,570 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2009

Table of Contents

Part I

          Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash	$17,372	$136,405
Restricted Cash	—	—
Accounts Receivable	16,425	75,150
Prepaid expenses	322,800	83,333
Total current assets	356,597	294,888

Property, plant and equipment-net of accumulated depreciation of $191,645 and $147,132, respectively	19,217	63,730

Other assets:
Deposits	8,322	8,322
Capitalized finance costs-net of accumulated amortization of $585,940 and $464,274, respectively	74,060	113,226

Intangible assets:
Patents, net of accumulated amortization of $33,851 and $31,762, respectively (Note B)	406	2,494
Intellectual property, net of accumulated amortization and write off of $8,339,526 and $8,066,682, respectively (Note B)	1,091,374	1,364,217

Total Assets	$1,549,976	$1,846,877

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note C)	$940,692	$12,821,171
Convertible notes payable, net of unamortized discount of $420,720 and $486,726, respectively (Note D)	1,529,280	3,063,274
Total current liabilities	2,469,972	15,884,445

Commitments and contingencies (Note H)	—	—

Deficiency in Stockholders’ Equity (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- and 60,000 issued and outstanding as of June 30, 2009 and September 30, 2008	—	—
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 261,888,747 and 205,359,605 issued and outstanding as of June 30, 2009 and September 30, 2008, respectively	261,889	205,359
Additional paid in capital	140,803,386	133,133,354
Accumulated deficit	(141,985,271)	(147,376,281)
Total deficiency in stockholders’ equity	(919,996)	(14,037,568)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,549,976	$1,846,877

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Sales	$22,925	$252,691	$234,170	$583,595

Cost of sales	(2,521)	(50,489)	(54,856)	(124,493)

Gross Profit	20,404	202,202	179,314	459,102

Operating expenses:
Selling, general and administrative	982,945	951,828	5,430,490	3,365,880

Research and development	28,306	19,816	131,695	112,042

Depreciation and amortization	104,818	109,555	319,445	324,603

Total operating expenses	1,116,069	1,081,199	5,881,630	3,802,525

NET LOSS FROM OPERATIONS	(1,095,665)	(878,997)	(5,702,316)	(3,343,423)

Other income (Note C)	—	—	12,023,888	—

Interest expense, net	(234,940)	(649,722)	(929,991)	(1,643,727)

Net income (loss) before provision for income taxes	(1,330,605)	(1,528,719)	5,391,581	(4,987,150)

Income taxes (benefit)	75	—	572	—

NET INCOME (LOSS)	$(1,330,680)	$(1,528,719)	$5,391,009	$(4,987,150)

Net income (loss) per share-basic	$(0.01)	$(0.01)	$0.02	$(0.03)

Net income (loss) per share-diluted	$(0.01)	$(0.01)	$0.02	$(0.03)

Weighted average shares outstanding-
Basic	261,343,763	192,749,058	245,162,159	188,818,049
Diluted	261,343,763	192,749,058	291,705,369	188,818,049

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,391,009	$(4,987,150)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	319,445	324,603
Reversal of accrued penalty charges	(12,023,888)	—
Fair value of vested options issued to officers, directors and employees	2,451,677	—
Fair value of warrants issued in exchange for services rendered	217,865	—
Amortization of capitalized financing costs	121,666	321,587
Amortization of debt discount attributable to convertible debentures	796,932	1,375,876
Common stock issued in exchange for services rendered	186,094	1,040,000
Change in assets and liabilities:
Decrease (increase) in accounts receivable	58,725	(89,483)
Decrease (increase) in prepaid expenses and deposits	160,533	(8,083)
Increase (decrease) in accounts payable and accrued liabilities	483,408	(387,383)
Increase in deferred expenses	—	60,000
Net cash used in operating activities	(1,836,533)	(2,350,033)

Cash flows from investing activities:
Decrease in restricted cash held in escrow	—	399,920
Acquisition (disposal) of property and equipment, net	—	(22,500)
Net cash provided by (used in) investing activities	—	377,420

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	1,717,500	2,532,580
Net cash provided by financing activities	1,717,500	2,532,580

Net (decrease) increase in cash and cash equivalents	(119,033)	559,967
Cash and cash equivalents at beginning of period	136,405	25,185
Cash and cash equivalents at end of period	$17,372	$585,152

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash transactions:
Fair value of vested options issued to officers, directors and employees	$2,451,677	$—
Fair value of warrants issued for services	$217,865	$—
Common stock issued for services	$586,094	$1,040,000
Common stock issued in exchange for previously incurred debt	$3,740,000	$600,275

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying interim condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of losses for the three months and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, certain information and footnote disclosures have been condensed or omitted pursuant to SEC rules that would ordinarily be required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on December 16, 2008.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2009, the Company has accumulated losses of $141,985,271.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At June 30, 2009, the Company has deemed that no allowance for doubtful accounts was necessary.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION (“SAB104”), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2009, the Company’s deferred revenue was $-0-.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective October 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s consolidated financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the nine month period ended June 30, 2009.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method. At June 30, 2009 and September 30, 2008 property and equipment consist of:

	June 30, 2009 (unaudited)	September 30, 2008
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated Depreciation	(191,645)	(147,132)
Net	$19,217	$63,730

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

Net loss per share

In accordance with SFAS No. 128, “Earnings per Share”, the basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding as if the potential common shares had been issued and if the additional common shares were dilutive. For the three months and nine months ended June 30, 2009 and 2008, common equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive. Fully diluted shares outstanding were 346,727,437 and 291,705,369 for the three months ended June 30, 2009, respectively and 258,132,892 and 254,201,883 for the three and nine months ended June 30, 2008, respectively.

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

As more fully described in Note G below, the Company granted an aggregate of 38,670,000 and -0- stock options during the nine month periods ended June 30, 2009 and 2008, respectively to employees and directors of the Company under a non-qualified employee stock option plan.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

As of June 30, 2009, 44,330,000 non-qualified employee stock options were outstanding with 24,495,000 shares vested and exercisable.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2009, allowance for doubtful receivable was $0.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $28,306 and $131,695 for the three and nine month periods ended June 30, 2009, respectively and $19,816 and $112,042 for the three and nine month periods ended June 30, 2008, respectively.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $797 and $36,347 for the three and nine month periods ended June 30, 2009, respectively and $35,643 and $47,007 as advertising costs for the three and nine month periods ended June 30, 2008, respectively.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

          Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

          Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

          Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data. Using level 3 inputs using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. In the Company’s case, this entailed assumptions used in pricing models for note discounts. Valuation techniques utilized to determine fair value are consistently applied.

The following table sets forth the Company’s assets and liabilities as of June 30, 2009 and September 30, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Assets at fair value

Convertible notes payable-net, June 30, 2009	$—	$1,529,280	$—	$1,529,280
Convertible notes payable-net, September 30, 2008	$—	$3,063,274	$—	$3,063,274

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company is assessing the potential effect of the adoption of EITF 07-05 on its consolidated financial position, results of operations or cash flows.

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
JUNE 30, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial position or results of operations.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008. The Company does not expect the adoption will have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of another-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its consolidated financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

The identifiable intangible assets acquired and their carrying value at June 30, 2009 is:

Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900
Patents (Weighted average life of 5 years)	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	$9,465,157
Less:
Accumulated Amortization	(2,718,366)
Impairment (See below)	(5,655,011)
Net:	$1,091,780
Residual value:	$0

During the year ended September 30, 2006 the Company’s management performed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value for the year ended September 30, 2006, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

Total amortization expense charged to operations for the three and nine months ended June 30, 2009 was $91,294 and $274,932, respectively; $93,482 and $277,787 for the three and nine months ended June 30, 2008, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 are as follows:

Accounts payable	$751,605
Accrued consulting fees	102,500
Accrued interest payable	74,411
Accrued salaries payable	12,176
Total	$940,692

Registration Rights Liquidated Damages

In private placements in November and December, 2003, December, 2004, and January and February, 2005, the Company issued secured convertible promissory notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. The liquidated damages are equal to 3.5% per month of the face amount of the notes, which equals $367,885, with no limitations. During the year ended September 30, 2008, the SEC declared effective the Company’s registration statement with respect to the common stock underlying the notes and warrants. As of June 30, 2009, the Company concluded that the payment of liquidated damages under these commitments were not probable. Accordingly, the Company reversed the accrued expenses for the potential liquidated damages of $12,023,888 as other income in the statement of operations during the nine months ended June 30, 2009.

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of June 30, 2009 are as follows:

Secured Convertible Note Payable dated July 31, 2008, net of unamortized debt discount of $9,761 (see below)	140,239
Secured Convertible Note Payable dated October 21, 2008, net of unamortized debt discount of $93,558 (see below)	406,442
Secured Convertible Note Payable dated January 29, 2009, net of unamortized debt discount of $41,708 (see below)	108,292
Secured Convertible Note Payable dated February 27, 2009, net of unamortized debt discount of $37,066 (see below)	162,934
Secured Convertible Note Payable dated March 30, 2009, net of unamortized debt discount of $72,480 (see below)	177,520
Secured Convertible Note Payable dated April 14, 2009, net of unamortized debt discount of $97,833 (see below)	202,167
Secured Convertible Note Payable dated June 22, 2009, net of unamortized debt discount of $43,725 (see below)	206,275
Secured Convertible Note Payable dated June 30, 2009, net of unamortized debt discount of $24,589 (see below)	125,411
1,529,280
Less current portion	(1,529,280)
$—

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated July 31, 2008

On July 31, 2008, the Company issued a $150,000 convertible promissory note due July 31, 2009 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.0549483 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.0549483 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($91,655) and warrants ($23,268) to debt discount, aggregating $114,923, which will be amortized to interest expense over the term of the Notes. Amortization of $28,652 and $85,956 was recorded for the three and nine month periods ended June 30, 2009, respectively.

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
JUNE 30, 2009
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($279,188) and warrants ($34,104) to debt discount, aggregating $313,292, which will be amortized to interest expense over the term of the Notes. Amortization of $78,108 and $219,733 was recorded for the three and nine month periods ended June 30, 2009, respectively.

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
JUNE 30, 2009
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($61,974) and warrants ($9,498) to debt discount, aggregating $71,472, which will be amortized to interest expense over the term of the Notes. Amortization of $17,819 and $29,764 was recorded for the three and nine month periods ended June 30, 2009, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($55,905) will be amortized to interest expense over the term of the Notes. Amortization of $13,938 and $18,839 was recorded for the three and nine month periods ended June 30, 2009, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($96,905) will be amortized to interest expense over the term of the Notes. Amortization of $24,160 and $24,425 was recorded for the three and nine month periods ended June 30, 2009, respectively.

10% Secured Convertible Promissory Note dated April 14, 2009

On April 14, 2009, the Company issued a $300,000 convertible promissory note due April 14, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.070756456 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.070756456 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $123,990 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($123,990) will be amortized to interest expense over the term of the Notes. Amortization of $26,157 was recorded for the three and nine month periods ended June 30, 2009.

10% Secured Convertible Promissory Note dated June 22, 2009

On June 22, 2009, the Company issued a $250,000 convertible promissory note due June 22, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.110279774, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.110279774 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $44,705 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($44,705) will be amortized to interest expense over the term of the Notes. Amortization of $980 was recorded for the three and nine month periods ended June 30, 2009.

10% Secured Convertible Promissory Note dated June 30, 2009

On June 30, 2009, the Company issued a $150,000 related party convertible promissory note to a related party due June 30, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.103059299 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.103059299 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $24,657 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,657) will be amortized to interest expense over the term of the Notes. Amortization of $68 was recorded for the three and nine month periods ended June 30, 2009.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes. No formal repayment terms or arrangements existed. There were no advances due at June 30, 2009.

During the nine months ended June 30, 2009, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, had advanced funds to the Company in the amount of $1,250,000 in the form of convertible promissory notes for working capital purposes (see Note D).

During the three and nine month periods ended June 30, 2009, the Company had sales of $-0- and $5,000 (or 0% and 2.4% of total sales), respectively, to an entity of which the Company’s Chief Executive Officer is the President.

During the three and nine month periods ended June 30, 2008, the Company had sales of $-0-, respectively, to an entity of which the Company’s Chief Executive Officer is the President.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 410,000,000 shares of common stock, with a $0.001 par value per share. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE F - CAPITAL STOCK (continued)

Preferred and Common Stock Transactions During the Nine Months Ended June 30, 2009:

During the nine months ended June 30, 2009, the Company issued 43,427,574 shares of common stock in exchange for convertible notes and accrued interest.

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

Exercise Prices	Number Outstanding	Warrants Outstanding Remaining Contractual Life (Years)	Weighted Average Exercise Price	Weighted Average Exercisable	Exercisable Weighted Average Exercise Price
$0.06	2,000,000	4.64	$0.06	2,000,000	$0.06
$0.07	200,000	0.71	$0.07	200,000	$0.07
$0.09	16,400,000	2.17	$0.09	16,400,000	$0.09
$0.10	1,605,464	3.50	$0.10	1,605,464	$0.10
$0.50	27,150,000	2.36	$0.50	24,850,000	$0.50
$0.60	6,623,500	.21	$0.60	6,623,500	$0.60
$0.75	14,797,000	0.60	$0.75	14,797,000	$0.75
	68,775,964			66,475,964

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2007	82,434,464	$0.43
Granted	7,200,000	0.50
Exercised	(2,500,000)	(0.09)
Canceled or expired	(23,153,500)	(0.41)
Outstanding at September 30, 2008	63,980,964	$0.46
Granted	5,000,000	0.20
Exercised	—	—
Canceled or expired	(205,000)	(0.69)
Balance, June 30, 2009	68,775,964	$0.44

During the nine month period ended June 30, 2009, the Company issued an aggregate of 1,300,000 warrants in conjunction with convertible debt (see Note D).

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

On March 16, 2009, the Company issued warrants to purchase 200,000 shares of its common stock at $0.07 per share for three years in consideration for services. The fair value of $6,464 was charged to current period operations. The fair value of the warrants were determined using the Black-Scholes Option Pricing method based on the following assumptions: Dividend yield: -0-%; volatility: 170.72%; risk free rate: 0.69%, expected term: 3 years.

On March 27, 2009, the Company issued a warrant to purchase 1,500,000 shares of its common stock at $0.10 per share for four years in settlement of litigation. The fair value of $90,098 was charged to current period operations. The fair value of the warrants were determined using the Black-Scholes Option Pricing method based on the following assumptions: Dividend yield: -0-%; volatility: 207.01%; risk free rate: 1.79%, expected term: 4 years.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68	3,660,000	0.25	$0.68	3,660,000	$0.68
0.07	1,000,000	4.65	0.07	—	0.07
0.09	2,000,000	2.17	0.09	2,000,000	0.09
0.11	37,670,000	3.97	0.11	18,835,000	0.11

	44,330,000		$0.16	24,495,000	$0.13

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2007	5,660,000	$0.47
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at September 30, 2008	5,660,000	$0.47
Granted	38,670,000	0.11
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2009	44,330,000	$0.16

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
JUNE 30, 2009
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

On February 27, 2009, the Company granted 1,000,000 options to purchase its common stock at $0.07 over five years with vesting at 25% per year beginning at the first anniversary. The fair value, determined using the Black Scholes Option Pricing Model with the following assumptions utilized: Dividend yield: -0-%, volatility: 205.19%; risk free rate: 1.84%; expected life: 5 years.

The Company recorded $303,559 and $2,451,677 as stock compensation expense for the three and nine month periods ended June 30, 2009 for the vesting portion of all employee options outstanding.

Operating Lease Commitments

The Company leases office space under an operating lease in Stony Brook, New York for its corporate use, expiring in October 2009. In November 2005, the Company vacated the Los Angeles facility to relocate to the Stony Brook, New York address.

Total lease rental expense for the three and nine month periods ended on June 30, 2009 was $20,275 and $60,279, respectively.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract. In March 2005, we entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000. In addition, the consulting agreement provided for the issuance by us to Intervex of a five-year warrant to purchase 250,000 shares of our common stock with an exercise price of $.75. Intervex asserts that we owe them 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock. We have counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper. We intend to vigorously defend against the claims asserted against us.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(unaudited)

NOTE I - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the nine month period ended June 30, 2009, the Company incurred a net loss from operations of $5,702,316. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J – SUBSEQUENT EVENTS

On July 30, 2009, the Company issued 10,000,000 shares of its common stock in connection with consulting services.

On July 31, 2009, the Company issued an aggregate of 3,002,823 in settlement of convertible debentures and accrued interest.

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

We believe that our existing capital resources will enable us to fund our operations until approximately October 2009. We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

We had an accumulative accrual of $12,023,888 in liquidating damages in relationship to the previously outstanding convertible promissory notes and related warrants. During the nine months ended June 30, 2009, we determined that it was not probable that we would be obligated to pay these damages and accordingly adjusted the accrual to other income.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008

Revenues

For the three months ended June 30, 2009, we generated $22,925 in revenues from operations from the sales of BioMaterial Genotyping and Authentication Services, and our cost of sales for the three months ended June 30, 2009 was $2,521, netting us a gross profit of $20,404. For the three months ended June 30, 2008, we generated $252,691 in revenues from operations and our cost of sales for the three months ended June 30, 2008 was $50,489, netting us a gross profit of $202,202. The decrease in gross revenue from the three months ended June 30, 2008 to the three months ended June 30, 2009 of $229,766, or 91%, was primarily attributable to a slowdown in the economy.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $951,828 for the three months ended June 30, 2008 to $982,945 for the three months ended June 30, 2009. The increase of $31,117, or 32.7%, is primarily attributable to the fair value of vested options granted to officers and employees, warrants and common stock issued in settlement of litigation and as compensation for services.

Research and Development

Research and development expenses increased from $19,816 for the three months ended June 30, 2008 to $28,306 for the three months ended June 30, 2009. The increase of $8,490 is attributed to more research and development activity related to the recent development and feasibility study agreements.

Depreciation and Amortization

In the three months ended June 30, 2009, depreciation and amortization decreased by $4,737 from $109,555 for the three months ended June 30, 2008 to $104,818 for the three months ended June 30, 2009. The decrease is attributable to the reduced depreciation/additions to our property and equipment.

Total Operating Expenses

Total operating expenses increased to $1,116,069 for the three months ended June 30, 2009 from $1,081,199 for the three months ended June 30, 2008, or an increase of $34,870, primarily attributable to equity based payments in the three months ended June 30, 2009 as compared to the same period last year.

Interest Expenses

Interest expense for the three months ended June 30, 2009 decreased by $414,782 to $234,940 from $649,722 in the same period of 2008. The decrease in interest expense was due to the conversion into common stock in 2009 of the convertible notes issued in connection with financings completed in 2008.

Net Loss

Net loss for the three months ended June 30, 2009 was $1,330,680 as compared to a net loss of $1,528,719 in the prior period primarily attributable to the factors described above, net with our increase in operating expenses.

Comparison of Results of Operations for the Nine Months Ended June 30, 2009 and 2008

Revenues

For the nine months ended June 30, 2009, we generated $234,170 in revenues from operations, principally from the sales of BioActive Ingredients, and our cost of sales for the nine months ended June 30, 2009 was $54,856, netting us a gross profit of $179,314. For the nine months ended June 30, 2008, we generated $583,595 in revenues from operations and our cost of sales for the nine months ended June 30, 2008 was $124,493, netting us a gross profit of $459,102. The decrease in gross revenue of $349,425, or 60%, was primarily attributable to a slowdown in the economy.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $3,365,880 for the nine months ended June 30, 2008 to $5,430,490 for the nine months ended June 30, 2009. The increase of $2,064,610, or 61%, is primarily attributable to the fair value of vested options granted to officers and employees, warrants and common stock issued in settlement of litigation and as compensation for services.

Research and Development

Research and development expenses increased from $112,042 for the nine months ended June 30, 2008 to $131,695 for the nine months ended June 30, 2009. The increase of $19,653 is attributed to more research and development activity related to the recent development and feasibility study agreements.

Depreciation and Amortization

In the nine months ended June 30, 2009, depreciation and amortization decreased by $5,158 from $324,603 for the nine months ended June 30, 2008 to $319,445 for the nine months ended June 30, 2009. The decrease is attributable to the reduced depreciation/additions to our property and equipment.

Total Operating Expenses

Total operating expenses increased to $5,881,630 for the nine months ended June 30, 2009 from $3,802,525 for the nine months ended June 30, 2008, or an increase of $2,079,105, primarily attributable to equity based payments in the nine months ended June 30, 2009 as compared to the same period last year.

Other Income/Loss

During the nine months ended June 30, 2009, we determined that future payments of liquidated damages on previously issued notes were not probable, therefore we adjusted our accrual from $12,023,888 to $-0- resulting in a gain of $12,023,888.

Interest Expenses

Interest expense for the nine months ended June 30, 2009 decreased by $713,736 to $929,991 from $1,643,727 in the same period of 2008. The decrease in interest expense was due to the conversion into common stock in 2009 of the convertible notes issued in connection with financings completed in 2008.

Net Income (Loss)

Net income for the nine months ended June 30, 2009 was $5,391,009 as compared to a net loss of $4,987,150 in the prior period primarily attributable to our other income adjustment described above, net with our increase in operating expenses.

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

As of June 30, 2009, we had a working capital deficit of $2,113,375. For the nine-month period ended June 30, 2009, we generated a net cash flow deficit from operating activities of $1,836,533. Net cash flow deficit from operations consist primarily of year to date income of $5,391,009, net, with a non cash accrual reduction (see other income above) of $12,023,888. Other non-cash adjustments included $1,238,043 in depreciation and amortization charges and $2,855,636 for equity based payments and compensation. Additionally, we had a net decrease in current assets of $219,258 and a net increase in current liabilities of $483,408. Cash used in investing activities was $0 for the nine months ended June 30, 2009. Cash provided by financing activities for the nine-month period ended June 30, 2009 totaled $1,717,500 consisting of proceeds from issuance of convertible debt.

Without the other income adjustment, we would have incurred a net loss of $6,632,879 in the nine months ended June 30, 2009.

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

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next two months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately October 2009. From time to time, and as needed to meet accounts payable and other obligations, James A. Hayward, our Chairman, President and Chief Executive Officer, has invested in convertible promissory notes of the Company and warrants to purchase our common stock on terms similar to those offered to accredited investors at the time of his investment. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Fiscal 2009

On October 21, 2008, we issued and sold to James A. Hayward, our Chairman, President and Chief Executive Officer, a $500,000 principal amount secured promissory note (“October Note”) bearing interest at a rate of 10% per annum and a warrant (“October Warrant”) to purchase 1,000,000 shares of our common stock. The October Note and accrued but unpaid interest thereon shall automatically convert on October 21, 2009 at a conversion price of $0.026171520 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At any time prior to conversion, we have the right to prepay the October Note and accrued but unpaid interest thereon upon 3 days prior written notice (during which period the holder can elect to convert the note). The October Warrant is exercisable for a four-year period commencing on October 21, 2009, and expiring on October 20, 2013, at a price of $0.50 per share. The October Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) October 20, 2011, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

On January 29, 2009, we issued and sold to James A. Hayward, our Chairman, President and Chief Executive Officer, a $150,000 principal amount secured promissory note (“Hayward January Note”) bearing interest at a rate of 10% per annum and a warrant (“January Warrant”) to purchase 300,000 shares of our common stock. The Hayward January Note and accrued but unpaid interest thereon shall automatically convert on January 29, 2010 at a conversion price of $0.033337264 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the Hayward January Note on three days written notice (during which period the holder can elect to convert the note). The Hayward January Note bears interest at the rate of 10% per annum and is due and payable in full on January 29, 2010. Until the principal and accrued but unpaid interest under the Hayward January Note are paid in full, or converted into our common stock, the Hayward January Note will be secured by a security interest in all of our assets. The Hayward January Warrant is exercisable for a four-year period commencing on January 29, 2010, and expiring on January 28, 2014, at a price of $0.50 per share. The Hayward January Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) January 29, 2012, and (ii) the date our common stock has been quoted on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

On February 27, 2009, we issued and sold a $200,000 principal amount secured promissory note (“Hayward February Note”) bearing interest at a rate of 10% per annum to James A. Hayward, our Chairman, President and Chief Executive Officer. The Hayward February Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on February 27, 2010 at a conversion price of $0.046892438 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the Hayward February Note on three days written notice (during which period the holder can elect to convert the Hayward February Note). The Hayward February Note bears interest at the rate of 10% per annum and is due and payable in full on February 27, 2010. Until the principal and accrued but unpaid interest under the Hayward February Note are paid in full, or converted into shares of our common stock, the Hayward February Note will be secured by a security interest in all of our assets.

On March 30, 2009, we issued and sold a $250,000 principal amount secured promissory note (“Hayward March Note”) bearing interest at a rate of 10% per annum to James A. Hayward, our Chairman, President and Chief Executive Officer. The Hayward March Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on March 30, 2010 at a conversion price of $0.043239467 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the Hayward March Note on three days written notice (during which period the holder can elect to convert the Hayward March Note). The Hayward March Note bears interest at the rate of 10% per annum and is due and payable in full on March 30, 2010. Until the principal and accrued but unpaid interest under the Hayward March Note are paid in full, or converted into shares of our common stock, the Hayward March Note will be secured by a security interest in all of our assets.

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

On June 22, 2009, we issued and sold an aggregate of $250,000 principal amount secured promissory notes (“June Notes”) bearing interest at a rate of 10% per annum to certain accredited investors. The June Notes and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on June 22, 2010 at a conversion price of $0.110279774 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholders at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the June Notes on three days written notice (during which period the holders can elect to convert the June Notes). The June Notes bear interest at the rate of 10% per annum and are due and payable in full on June 22, 2010. Until the principal and accrued but unpaid interest under the June Notes are paid in full, or converted into shares of our common stock, the June Notes will be secured by a security interest in all of our assets.

On June 30, 2009, we issued and sold a $150,000 principal amount secured promissory note (“Hayward June Note”) bearing interest at a rate of 10% per annum to James A. Hayward, our Chairman, President and Chief Executive Officer. The Hayward June Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on June 30, 2010 at a conversion price of $0.103059299 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the Hayward June Note on three days written notice (during which period the holder can elect to convert the Hayward June Note). The Hayward June Note bears interest at the rate of 10% per annum and is due and payable in full on June 30, 2010. Until the principal and accrued but unpaid interest under the Hayward June Note are paid in full, or converted into shares of our common stock, the Hayward June Note will be secured by a security interest in all of our assets.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A - Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Below are new or updated risk factors from those appearing in our Annual Report on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have a history of losses which may continue, and which may harm our ability to obtain financing and continue our operations.

We incurred net losses of $4.2 million for the year ended September 30, 2008 and $5.7 million from operations for the nine-month period ended June 30, 2009. These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and incurred interest expense on notes and warrants we issued to obtain financing. Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

If we are unable to obtain additional financing our business operations will be harmed or discontinued, and if we do obtain additional financing our stockholders may suffer substantial dilution.

We believe that our existing capital resources will enable us to fund our operations until approximately October 2009. We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy. If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

There are a large number of shares underlying our options and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock and will cause immediate and substantial dilution to our existing stockholders.

As of August 4, 2009, we had 274,891,570 shares of common stock issued and outstanding and outstanding options and warrants to purchase 113,105,964 shares of common stock. The sale of these shares may adversely affect the market price of our common stock. The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholders may convert and sell the full amount issuable on exercise.

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

On June 22, 2009, we issued and sold an aggregate of $250,000 principal amount secured promissory notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act of 1933, as amended. The promissory notes and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on June 22, 2010 at a conversion price of $0.110279774 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholders at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the promissory notes on three days written notice (during which period the holders can elect to convert the promissory notes). The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on June 22, 2010. Until the principal and accrued but unpaid interest under the promissory notes are paid in full, or converted into shares of our common stock, the promissory notes will be secured by a security interest in all of our assets. Arjent Services LLC, a registered broker dealer firm (the “Placement Agent”), acted as our placement agent. In connection with the sale of promissory notes, we paid the Placement Agent commissions and discounts aggregating $37,500. We claim an exemption from the registration requirements of the Securities Act for the private placement of the promissory notes pursuant to Section 4(2) of the Securities Act because the promissory notes were sold by the issuer not involving a public offering.

On June 30, 2009, we issued and sold a $150,000 principal amount secured promissory note (“Hayward June Note”) bearing interest at a rate of 10% per annum to James A. Hayward, our Chairman, President and Chief Executive Officer. The Hayward June Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on June 30, 2010 at a conversion price of $0.103059299 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price. In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the Hayward June Note on three days written notice (during which period the holder can elect to convert the Hayward June Note). The Hayward June Note bears interest at the rate of 10% per annum and is due and payable in full on June 30, 2010. Until the principal and accrued but unpaid interest under the Hayward March Note are paid in full, or converted into shares of our common stock, the Hayward June Note will be secured by a security interest in all of our assets.

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

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None

Item 6 – Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Filed herewith.

Signatures

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: August 14, 2009	/s/ James A. Hayward, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer)

Dated: August 14, 2009	/s/ Kurt H. Jensen
Kurt H. Jensen
Chief Financial Officer
(Duly authorized officer and principal financial officer)