Form 10-K
period 2009-09-30
APPLIED DNA SCIENCES INC
filed 2009-12-23
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 002-90539

APPLIED DNA SCIENCES, INC.
(Name of small business issuer in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

25 Health Sciences Drive, Suite 113
Stony Brook, New York	11790	(631) 444-6862
(Address of principal executive office)	(Postal Code)	(Issuer’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock quoted on the OTC Bulletin Board as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2009), was approximately $15.6 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 18, 2009, the Registrant had outstanding 275,204,070 shares of Common Stock, par value $0.001 per share.

i

PART I
Forward-looking Information

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

ITEM 1. BUSINESS.

Overview

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), textiles and apparel, identity cards and other secure documents, pharmaceuticals, wine, and luxury consumer goods.

SigNature DNA. We use the DNA of plants to manufacture highly customized and encrypted botanical DNA markers, or SigNature DNA Markers, which we believe are virtually impossible to replicate. We have embedded SigNature DNA Markers into a range of our customers’ products, including various inks, dyes, textile treatments, thermal ribbon, thread, varnishes and adhesives. These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication. Our SigNature DNA solution provides a secure, accurate and cost-effective means for users to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items, such as recovered banknotes, branded textiles and apparel products, pharmaceuticals and cosmetic products, identity cards and other secure documents, digital media, artwork and collectibles and fine wine. Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

BioMaterial GenoTyping. Our BioMaterial GenoTyping solution refers to the development of genetic assays to distinguish between varieties or strains of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods, that contain their own source DNA. We have developed two proprietary genetic tests (FiberTyping™ and PimaTyping™) to track American Pima cotton from the field to finished garments. These genetic assays provide the cotton industry with what we believe to be the first authentication tools that can be applied throughout the U.S. and worldwide cotton industry from cotton growers, mills, wholesalers, distributors, manufacturers and retailers through trade groups and government agencies.

In 2009, we discontinued our BioActive Ingredients program, which we began in 2007.  We developed BioActive Ingredients for personal care products, such as skin care products, based on the biofermentation expertise developed during the manufacturing of DNA for our SigNature DNA and BioMaterial Genotyping solutions, and we have decided to focus our business on these security and authentication solutions.

Corporate History

We are a Delaware corporation, which was initially formed in 1983 under the laws of the State of Florida as Datalink Systems, Inc.  In 1998, we reincorporated in Nevada, and in 2002, we changed our name to our current name, Applied DNA Sciences, Inc.  In December 2008, we completed our reincorporation from Nevada to the State of Delaware.

1

In November 2005, our corporate headquarters were relocated from Los Angeles, California to the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we established laboratories for the manufacture of DNA markers and product prototypes, and DNA authentication.  The address of our corporate headquarters is 25 Health Sciences Drive, Suite 113, Stony Brook, New York 11790, and our telephone number is (631) 444-6370.  We maintain a website at www.adnas.com.

To date, we have had a very limited operating history, and as a result, our operations have produced insignificant revenues.

Industry Background

The Company is focusing its efforts on the cash-in-transit business and the general anti-counterfeiting industry.

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

Product counterfeiting and diversion particularly harms manufacturers of consumer products, especially for prestige and established brands, and the consumers who purchase them.  This estimated total includes:

●	$34 billion of software products;
●	$24 billion of apparel and footwear;
●	$4 billion of cigarettes and tobacco products;
●	$32 billion of pharmaceuticals;
●	$18 million in wine;
●	$500 million of sports equipment;
●	$35 million of electronic equipment and supplies;
●	$3 billion in cosmetics;
●	$12 billion in automobile parts;
●	$1 billion of food and alcohol products;
●	$1 billion in jewelry and watches;
●	$10 million of computer equipment and supplies; and
●	$100 billion of other goods.

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

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  In 2006 the Center for Medicine in the Public Interest predicted that counterfeit drug sales will reach $75 billion globally in 2010, an increase of more than 90% from 2005.  In February 2006, the World Health Organization (“WHO”) estimated that counterfeits account for more than 10% of the global pharmaceuticals market, and 25% of pharmaceuticals consumed in developing countries and that as much as 50% in some countries, are counterfeit.  According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.  The challenges presented by traditional counterfeiters have recently been supplemented by the many websites, from direct retailers to auction sites, that offer counterfeit prescription drugs online.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including radio-frequency identification tags and electronic product codes, known as EPCs, to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.

The digital and recording media industry, including the segment that records computer software on compact discs, has long been a victim of piracy, or the production of illegal copies of genuine media or software, and the counterfeiting and distribution of imitation media or software. Compact discs, DVDs, videotapes, computer software and other digital and recording media that appears identical to genuine products are sold at substantial discounts by vendors at street and night markets, via mail order catalogs and on the internet at direct retail websites or at auction sites. In 2008 the Business Software Alliance (“BSA”) reported that in 2007, the United States lost $8.0 billion as a result of software piracy. The BSA also estimated that 33 percent of software programs in the U.S. are unlicensed and that since January 1, 2000, the BSA has settled with 1,668 companies for a total of $81,821,895. In a white paper published in December 2005, the BSA and the IDC also reported that they found in a 2007 study that for every two dollars worth of software purchased legitimately, one dollar was obtained illegally.

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

As more and more companies in each of these markets begin to address the problem of counterfeiting, we expect that different systems will compete to be the leading standards by which products can be tracked across world markets.  Historically, counterfeiting, product diversion and other types of fraud have been combatted by embedding various authentication systems and rare and easily distinguishable materials into products, such as radio frequency identification (“RFID”) devices and banknote threads in packaging, integrated circuit chips and magnetic strips in automatic teller machine cards, holograms on currency, elemental taggants in explosives, and radioactivity and rare molecules in crude oil.  These techniques are effective but have generally been reverse-engineered and replicated by counterfeiters, which limits their usefulness as forensic methods for authentication of the sources of products and other items.

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

Broad Applicability and Ingestible

Our SigNature DNA Markers can be embedded into almost any consumer product, and virtually any other item.  For instance, we believe the indelible SigNature DNA Ink we produce is safe to consume and can be used in pharmaceutical drug tablets and capsules.  Use of our SigNature DNA in ingestible products and drugs may require approval of the U.S. Food and Drug Administration.

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

We believe our BioMaterial Genotyping allows us to:

●	Identify U.S. produced Pima cotton;
●	Establish an authentication protocol for cotton and other biomaterials; and
●	Deter counterfeits and protect the integrity of brands.

We believe our two genetic assays accurately distinguish between:

●	Pima cotton (G. barbadense) and upland cotton (G. hirsutum) (cultivars in mature cotton fibers and in cotton fabrics (Fibertyping); and
●	American Pima and Extra Long Staple (ELS) Pima cotton (Pimatyping),

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

Discontinued BioActive Ingredients Program

In 2009, we discontinued our BioActive Ingredients program, which we began in 2007.  We developed BioActive Ingredients for personal care products, such as skin care products, based on the biofermentation expertise developed during the manufacturing of DNA for our SigNature DNA and BioMaterial Genotyping solutions, and we have decided to focus our business on these security and authentication solutions.

Our Strategy

We have begun to generate revenues principally from sales of our SigNature DNA and BioMaterial Genotyping offerings.  Key aspects of our strategy include:

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

Secure Documents

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

Pharmaceuticals

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including RFID tags and EPCs to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.  Our SigNature DNA Markers can easily be embedded directly into pharmaceutical packaging or into RFID tags or EPCs attached to packaging, and since they are ingestible, may be applied as part of a unit dose.  In its 2004 report “Combating Counterfeit Drugs,” the U.S. Food and Drug Administration noted that authentication technologies for pharmaceuticals (such as color-shifting inks, holograms, taggants, or chemical markers embedded in a drug or its label) have been sufficiently perfected that they can now serve as a critical component of a layered approach to control counterfeit drugs.  The U.S. Food and Drug Administration’s 2004 Report acknowledged the importance of using one or more authentication technologies for drug products.

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

Fine Wine

Vintners and purveyors of fine wine are also vulnerable to counterfeiting or product diversion.  We believe our SigNature and BioMaterial Genotyping solutions can provide vintners, purveyors of fine wines and organizations within the wine community several benefits:

●	Verifed authenticity increases potential customers’ confidence in the product and their purchase decision;
●	For the vintner, the SigNature and BioMaterial Genotyping solutions can strengthen brand support and recognition, and offers the potential for improved marketability and sales; and
●
SigNature DNA Markers can be embedded in bottles, labels, or both at the winery, and easily authenticated at the location of the wine distributor or auctioneer; BioMaterial Genotyping allows the identification of wine based on the varietal of grape and the region it is grown in.

Art & Collectibles

The fine art and collectibles markets are particularly vulnerable to counterfeiting, forgeries and fraud.  Phony artwork and collectibles are often sold with fake or questionable signatures or attributions.  We believe our SigNature DNA Markers can safely be embedded directly in, and so can be used to designate and then authenticate all forms of artwork and collectibles, including paintings, books, porcelain, marble, stone, bronzes, tapestries, glass and fine woodwork, including frames.  We believe they can also be embedded in any original supporting documentation related to the artwork or collectible, the signature of the artist and any other relevant material that would provide provenance, such as:
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

Digital and Recording Media

The digital and recording media industry, including the segment that records computer software on compact discs, faces significant threats from piracy and the counterfeiting and distribution of imitation media or software.  In 2008 the Business Software Alliance (“BSA”) reported that in 2007, the United States software industry lost $8.9 billion as a result of software piracy, an increase of $1.6 billion over the previous year.  An independent study conducted by IDC for the BSA reported that 33 percent of software in the United States is unlicensed.  Our SigNature DNA Markers can be embedded onto digital and recording media products, such as CDs, DVDs, videotapes and computer software, as well as the packaging of these products.

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

SigNature DNA Ink:  Our SigNature DNA Ink can be applied directly or on a label that is then affixed to the product or item.  SigNature DNA Ink is highly durable and degradation resistant.  SigNature DNA Ink can be visible (colored) or invisible.  This makes it possible to mark products with a visible, or overt, and/or invisible, or covert, SigNature DNA Marker on any tangible surface such as a label.  The location of covert Signature DNA Markers on a product are recorded and stored in a secure database.  Similar media like varnish and paints can also be used instead of ink. Sporting event tickets have been prototyped using our SigNature DNA Ink.  In addition, our SigNature DNA Ink is being tested in government documents, auto parts, luxury goods and consumer products. Other examples of where our SigNature DNA Inks can be used include:

●	artwork and collectibles (paintings, artifacts, antiques, stamps, coins, documents, collectibles and memorabilia);
●	corporate documents (confidential, date and time dependent documents or security clearance documents);
●	financial instruments (currency, stock certificates, checks, bonds and debentures);
●	retail items (event tickets, VIP tickets, clothing labels, luxury products);
●	pharmaceuticals (tablet, capsule and pill surface printing); and
●	other miscellaneous items (lottery tickets, inspection stamps, custom seals, passports and visas, etc.).

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

Level 2 Forensic DNA Authentication:  When a forensic level of authentication is necessary, we offer in-field or in-house forensic DNA authentication with a handheld battery powered PCR-based device that will confirm authentication sequences in approximately 10 minutes

Sales and Marketing

As of December 17, 2009, we had three employees engaged in sales and marketing.  We expect to hire additional sales directors and/or consultants to assist us with sales and marketing efforts with respect to our nine target vertical markets.

Research and Development

Our research and development efforts are primarily focused on the development of prototypes of new versions of our products using our existing technologies for review by prospective customers, such as different types of SigNature DNA Ink and SigNature DNA Thread.  We are also focused on the identification of additional genotyping markers.  Nonetheless, we believe that our development of new and enhanced technologies relating to our business may be important to our future success, and we continue to examine whether investments in the research and development of such technologies is merited.

Manufacturing

We have the capability to manufacture SigNature DNA Markers, covert DNA Ink, and SigNature PCR Kits at our laboratories in Stony Brook.  We rely upon other companies to manufacture our overt color-changing DNA Ink. We also have in-house capabilities to complete all BioMaterial Genotyping authentications.

Distribution of our Products and Commercial Agreements

Cash-in Transit.  We can use our SigNature DNA platform to offer a forensic security solution for banks and institutions operating in the cash-in-transit industry, including automated teller machine (ATM) operations and banknote transportation and storage.  We can embed our SigNature DNA Marker into cash degradation inks that are placed in cash-in-transit boxes.  If a cash box is compromised or illegally accessed, the security device discharges the liquid cash degradation dye into the banknotes, which can be detected after the banknotes are recovered by police.  Since January 2008, we have been engaged with Loomis Group U.K., a cash-handling company, and Spinnaker International, a cash-in-transit box manufacturer, pursuant to which we provide signature DNA for use in boxes and authentication and expert witness reports.  In July 2009, we joined Banknote Watch, a national U.K.-based crime prevention initiative.

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

Print Color Agreement.  On September 16, 2009, we entered into a Supply and Distribution Agreement, pursuant to which Printcolor Screen Ltd. has agreed to manufacture and supply to us on an exclusive basis AzSure security ink for an initial period of five years, unless the agreement is mutually terminated by the parties or terminated for material breach.

Supima Cotton Agreement.  On June 27, 2007, we entered into a Feasibility Study Agreement with Supima, a non-profit organization for the promotion of U.S. pima cotton growers.  In connection with the agreement we undertook a study of the feasibility of establishing a method or methods to authenticate and identify U.S. produced pima cotton fibers.  We received payments from Supima upon signing of the agreement and in installments beginning on July 6, 2007 through completion of the feasibility study.  The feasibility study was successfully completed in the first quarter of 2008.  We plan to begin a preliminary launch of authentication services in 2010 and we may in the future offer authentication services to member companies of Supima (as well as non-member companies) to confirm the Supima cotton content of textile items such as apparel and home fashion products.  We are obligated to pay Supima a percentage of any fees that we receive from such companies for authentication services we provide them. We are also obligated to pay Supima fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study out of any fees we receive from providing authentication services.  In addition, until the earlier of either (i) five years or (ii) the repayment to Supima of fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study, we are obligated to pay Supima a fee for each authentication service that we provide. The agreement may be terminated by us or Supima after sixty (60) days upon fourteen (14) days prior written notice.

        Textile Centre of Excellence. On August 11, 2008, we entered into an Agreement with Huddersfield and District Textile Training Company Limited.  We have agreed to undertake a study to demonstrate how our SigNature DNA can be used to authenticate textiles at all points of the supply chain through to the end user.  In addition, this study will demonstrate the integration of SigNature DNA with existing manufacturing processes to produce threads, labels and fabrics manufactured by Yorkshire-based companies.  The funding for Phase I of the study, which ran through December 2008, totaled £50,000.  We successfully completed Phase I of the study, and we anticipate beginning Phase II, which could result in continued funding.

        Nissha Agreement. On December 14, 2009, we entered into a Supply Agreement with Nissha Printing Co., Ltd. ("Nissha"), an international printing company. In the agreement, we agreed to supply our authentication marks to Nissha to be incorporated into their printing ink. We will receive an initial fee, annual fee and authentication mark fee for each unique authentication mark purchased. Additional fees may be received if more than 10 authentications per year are ordered by Nissha.

         In addition, on December 21, 2009, we entered into a Supply Agreement with an international company. In the agreement, we agreed to supply the company with our authentication marks. We will receive an annual fee for each unique authentication mark purchased. There is the potential to receive additional fees if more than three authentications per year are ordered. In exchange for exclusive rights in a specific field, the company has agreed to minimum volume purchases for each year of the agreement.

Biowell Agreement.  In the first half of 2005, Biowell Technology, Inc. (“Biowell”) transferred substantially all of its intellectual property to Rixflex Holdings Limited, a British Virgin Islands company, and on July 12, 2005, Rixflex Holdings Limited merged with and into our wholly-owned subsidiary APDN (B.V.L.) Inc., a British Virgin Islands company.  The shareholders of Rixflex Holdings Limited received 36 million shares of our common stock in consideration of this merger.  In connection with the acquisition of this Biowell intellectual property, we terminated our existing license agreement and on July 12, 2005, we entered into a license agreement with Biowell, under which we granted Biowell an exclusive license to sell, market, and sub-license certain of our products in Australia, certain countries in Asia and certain Middle Eastern countries.  By letter dated November 1, 2007, we terminated Biowell’s rights as license with respect to Australia, China and certain other countries in Asia because of Biowell’s failure to pay us certain fees, payments or consideration in connection with the grant of the license.  In addition, we terminated the exclusivity of the license with respect to certain Middle Eastern and other Asian countries because of Biowell’s failure to meet certain minimum annual net sales in each of the various countries covered by the license.

Competition

The principal markets for our offerings are intensely competitive.  We compete with many existing suppliers and new competitors continue to enter the market.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: American Bank Noble Holographics, Inc., Applied Optical Technologies, Authentix, ChemTAG, Collectors Universe Inc., Collotype, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Manakoa, Media Sec Technologies, November AG, opSec Security Group plc, SmartWater Technology, Inc., Sun Chemical Corp, Tracetag, Prooflag SAS and Warnex.

Some examples of competing security products include:

●	fingerprint scanner (a system that scans fingerprints before granting access to secure information or facilities);
●	voice recognition software (software that authenticates users based on individual vocal patterns);
●	cornea scanner (a scanner that scans the iris of a user’s eye to compare with data in a computer database);
●	face scanner (a scanning system that uses complex algorithms to distinguish one face from another);
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

Proprietary Rights

We believe that our 12 patents, 15 provisional patents, 11 patents pending, 5 registered trademarks, and 5 registered trademarks pending, which are described in the table below, and our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us.

Patents Issued:

Patent Name	Patent No	Assignee of Record	Date Issued	Jurisdiction
Nucleic Acid as Marker for Product Anticounterfeiting and Identification	89108443	APDN (B.V.I.) Inc.	3/17/2000	Taiwan
Method of using ribonucleic acid as marker for product anti-counterfeit labeling	00107580.2	APDN (B.V.I.) Inc.	2/2/2005	China
EppenLocker (A Leakage Prevention Apparatus of Microcentrifuge)	203050	APDN (B.V.I.) Inc.	3/10/2000	Taiwan
Multiple Tube Structure for Multiple PCR in a Closed Container	205554	APDN (B.V.I.) Inc.	6/20/2000	Taiwan
A Device for Multiple Polymerase Chain Reactions In a Closed Container and a Method of Using Thereof	231311	APDN (B.V.I.) Inc.	6/12/2000	Taiwan
Method for Mixing Nucleic Acid in Water Insoluble Media and Application Thereof	921221973	APDN (B.V.I.) Inc.	8/11/2003	Taiwan
A Method of marking solid or liquid substances with nucleic acid for anti-counterfeiting and authentication	7115301	APDN (B.V.I.) Inc.	10/3/2006	United States
A novel nucleic acid based steganography system and applications thereof	MY 135976-A	APDN (B.V.I.) Inc.	7/31/2008	Malaysia
	679484	APDN (B.V.I.) Inc.	8/3/2005	Korea
	234658	Rixflex	8/4/2004	India
Method for Mixing Ribonucleic Acid in Water Insoluble Media and Application Thereof	3930794	APDN (B.V.I.) Inc.	8/31/2002	Japan
Method for Mixing Ribonucleic Acid in Water Insoluble Media and Application Thereof	1394544	APDN (B.V.I.) Inc.	4/2/2009	EU
Method of dissolving nucleic acid in water insoluble medium and its application	03155949.2	APDN (B.V.I.) Inc.	8/27/2003	China
A Nucleic Acid Based Steganography System and Application thereof	EP1568783	APDN (B.V.I.) Inc.	8/3/2004	EU

Patents Pending

Patent Name	Application No.	Filed in Name of	Date Filed	Jurisdiction

Method for Mixing Nucleic Acid in Water Insoluble Media and Application Thereof	10/645,602	Rixflex Holdings Limited	8/22/2003	United States
Novel nucleic acid based steganography system and application thereof	10/909,431	Rixflex Holdings Limited	8/3/2004	United States
Cryptic method of secret information carried in DNA molecule and it deencryption method	921221490	APDN (B.V.I.) Inc.	8/6/2003	Taiwan
A novel nucleic acid based steganography system and application thereof	03127517.6	Biowell	8/6/2003	China
	61387/2004	Rixflex Holdings Limited	8/4/2004	Korea
	1-2004-00742	APDN (B.V.I.) Inc.	8/4/2004	Vietnam
A novel nucleic acid based steganography system and applications thereof	092819	Rixflex Holdings Limited	8/4/2004	Thailand
	2004-225987	Rixflex Holdings Limited	8/2/2004	Japan
	P-00200400374	Rixflex Holdings Limited	8/4/2004	Indonesia
Method for classifying group ID of shoppers and transferring the shopping discount to group development funds development	92119302	APDN (B.V.I.) Inc.	7/15/2003	Taiwan
Method for transferring feedback foundation capable of identifying multiple objects	03150071.4	APDN (B.V.I.) Inc.	7/31/2003	China
Method of Classifying Group ID of Shoppers and Transferring the Shopping Discount to Group Development Fund	PI20042889	Rixflex Holdings Limited	8/4/2004	Malaysia
	092217	Rixflex Holdings Limited	7/12/2004	Thailand
	2004-200730	Biowell	7/7/2004	Japan

System and Method for authenticating multiple components associated with a particular product	11/437,265	APDN (B.V.I.) Inc.	5/19/2005	US
	11/890,533	APDN (B.V.I.) Inc.	5/19/2006	US
	PCT/US2006/019660	APDN (B.V.I.) Inc.	5/19/2006	PCT

System and Method for Marking Textiles with Nucleic Acid	10/825,968	APDN (B.V.I.) Inc.	4/15/2004	US

Method for Transferring Feedback Foundation capable of identifying multiple objects	92119302	APDN (B.V.I.) Inc.	7/15/2003	Taiwan
	03150071.4	Rixflex Holdings Limited	7/31/2003	China

Provisional Patents
Patent Name	Patent No	Assignee of Record	Priority Date	Jurisdiction
System and Method for Marking Textiles with Nucleic Acids	publication # 20050112610	APDN (B.V.I.) Inc.	4/16/2003	US

System and Method for Authenticating Multiple Components Associated with a Particular Good	11/437,265	APDN (B.V.I.) Inc.	5/19/2006	US

System and Method for Secure Document Printing and Detection	Application # 60/874,425	APDN (B.V.I.) Inc.	12/12/2006	US

System and Method for Authenticating Tablets	11/954,055	APDN (B.V.I.) Inc.	12/11/2007	US

System and Method for Authenticating Sports Identification Goods	11/954,051	APDN (B.V.I.) Inc.	12/29/2006	US

Optical Reporter Compositions	11/954,030	APDN (B.V.I.) Inc.	12/11/2007	US

Methods for Covalent Linking of Optical Reporters	11/954,009	APDN (B.V.I.) Inc.	12/11/2007	US

Method for Authenticating Articles with Optical Reporters	11/954,038	APDN (B.V.I.) Inc.	12/11/2007	US

Method for Secure Document Printing and Detection	11/954,044	APDN (B.V.I.) Inc.	12/11/2007	US

Method for Authenticating Sports Identification Goods	11/954,051	APDN (B.V.I.) Inc.	12/11/2007	US

Method for Authenticating Tablets	11/954,055	APDN (B.V.I.) Inc.	12/11/2007	US

Methods for Genetic Analysis of Textiles made of Gossypium Barbadense and Gossypium Hirsutum Cotton	12/269,737	APDN (B.V.I.) Inc.	11/12/2008	US

Methods for Genotyping Mature Cotton Fibers and Textiles	12/269,757	APDN (B.V.I.) Inc.	11/12/2008	US

Incorporating Water Soluble Security Markers into Cyanoacrylate Solutions	12/465,450	APDN (B.V.I.) Inc.	5/13/2009	US

System and Method for Marking Textiles with Nucleic Acid	10/825,968	APDN (B.V.I.) Inc.	4/15/2004	US

TRADEMARKS
Registered	TM Reg #	Assignee of Record	Registered	Jurisdiction
APPLIED DNA	3489209	APDN	8/19/2008	US
SIGNATURE	3482366	APDN	8/5/2008	US
SIGNATURE	005419031	apdn	10/26/2006	EU
SIGNATURE	1143760	APDN	10/27/2006	Australia
AZSURE	3698729	APDN	10/20/2009	US

Pending	TM #	Assignee of Record	Filed	Jurisdiction

FIBERTYPING	77/488531	APDN	6/2/2008	US
PIMATYPING	77/488647	APDN	6/2/2008	US
BIOMATERIAL GENOTYPING	77/771522	APDN	6/30/2009	US
AZSURE	AOO17737	APDN	11/10/2009	EU

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

We have a short operating history with our current business model, which involves the marketing, sale and distribution of anti-counterfeiting and product authentication solutions.  Our operations since inception have produced insignificant revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  If we create significant revenues in the future, we will derive most of such revenues from the sale of anti-counterfeiting and product authentication solutions, which are immature industries.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses from operations which may continue, and which may harm our ability to obtain financing and continue our operations.

We incurred net operating losses of $6.9 million for the year ended September 30, 2009 and $4.2 million for the year ended September 30, 2008.  These net losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and incurred interest expense on notes and warrants we issued to obtain financing.  Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company.  We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future.  Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance.  If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing.  As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

We will require additional financing which may require the issuance of additional shares which would dilute the ownership held by our stockholders; we may not have enough additional shares to issue.

We will need to raise funds through either debt or the sale of our shares in order to achieve our business goals.  Although there are no present plans, agreements, commitments or undertakings with respect to the sale of additional shares or securities convertible into any such shares by us, any shares issued would further dilute the percentage ownership held by the stockholders.  Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares. In addition, we may not have sufficient authorized shares of common stock under our certificate of incorporation to raise additional funds through the issuance of equity or covertible debt securities.

If we are unable to obtain additional financing our business operations will be harmed or discontinued, and if we do obtain additional financing our stockholders may suffer substantial dilution.

We believe that our existing capital resources will enable us to fund our operations until approximately February 2010.  We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated December 23, 2009, our independent auditors stated that our financial statements for the year ended September 30, 2009 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our negative working capital of $2.9 million, recurring net loss from operations of $6.9 million, and capital deficiency of $1.7 million for the year ended September 30, 2009.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

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

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, one of our directors, our President and Chief Executive Officer; and Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer.  We do not have employment agreements with Drs. Hayward or Liang.  Loss of the services of Drs. Hayward or Liang could significantly harm our business, results of operations and financial condition.  We do not maintain key-man insurance on the lives of Drs. Hayward or Liang. During fiscal 2009, Dr. Hayward provided $1.5 million in loans to the Company. In the absence of any other financing, curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations.

The markets for our anti-counterfeiting and product authentication solutions are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

The principal markets for our anti-counterfeiting and product authentication solutions are intensely competitive.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: Authentix, Collectors Universe Inc., Data Dot Technology, Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Manakoa, OpSec Security Group, SmartWater Technology, Inc., Sun Chemical Corp, and Tracetag.

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

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers.  We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future.  In the event that a claim is successfully brought against us, considering our lack of material revenue and the losses our business has incurred for the period from our inception to September 30, 2009, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements.  We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons.  Nonetheless, as of September 30, 2009 we have accrued approximately $12.0 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.  As of September 30, 2009, we concluded that the payment of liquidated damages under these commitments were not probable. Accordingly, we reversed the accrued expenses for the potential liquidated damages of $12.0 million as other income in the statement of operations during the year ended September 30, 2009.

Matter voluntarily reported to the Securities and Exchange Commission

During the months of March, May, July and August 2005, we issued a total of 8,550,000 shares of our common stock to certain employees and consultants pursuant to the 2005 Incentive Stock Plan.  We engaged our outside counsel to conduct an investigation of the circumstances surrounding the issuance of these shares.  On April 26, 2006, we voluntarily reported the findings from this investigation to the SEC, and agreed to provide the SEC with further information arising from the investigation.  We believe that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both our former President and our former Chief Financial Officer/Chief Operating Officer without approval of our board of directors.  These former officers received a total of 3,000,000 of these shares.  In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended.  The members of the Company’s management who effectuated the stock issuances no longer work for the Company.  These shares were not registered under the Securities Act of 1933, or the securities laws of any state, and we believe that certain of these shares may have been sold on the open market, though we have been unable to determine the magnitude of such sales.  Since our voluntary report of the findings of our internal investigation to the SEC on April 26, 2006, we have received no communication from the SEC or any third party with respect to this matter.  If violations of securities laws occurred in connection with the resale of certain of these shares, the employees and consultants or persons who purchased shares from them may have rights to have their purchase rescinded or other claims against us for violation of securities laws, which could harm our business, results of operations, and financial condition.

Risks Relating to Our Common Stock:

There are a large number of shares underlying our options and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock and will cause immediate and substantial dilution to our existing stockholders.

As of December 18, 2009, we had 275,204,070 shares of common stock issued and outstanding and outstanding options and warrants to purchase 100,917,000 shares of common stock, except for shares issuable upon exercise of options held by our "affiliates" as defined in Rule 144 under The Securities Act of 1933.  All of the shares issuable upon exercise of our options and warrants may be sold without restriction.  The sale of these shares may adversely affect the market price of our common stock.  The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholder may convert and sell the full amount issuable on exercise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract. In March 2005, we entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000. In addition, the consulting agreement provided for the issuance by us to Intervex of a five-year warrant to purchase 250,000 shares of our common stock with an exercise price of $.75. Intervex asserts that we owe it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock. We have counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper. We filed a motion for summary judgment and Intervex filed a cross-motion for summary judgment.  Oral arguments are scheduled for January 7, 2010 on both motions. We intend to vigorously defend against the claims asserted against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded over-the-counter on The Over The Counter Bulletin Board (the “OTC Bulletin Board”) maintained by the National Association of Securities Dealers under the symbol “APDN.” There is no certainty that the Common Stock will continue to be quoted or that any liquidity exists for our stockholders.

The following table sets forth the quarterly quotes of high and low prices for our Common Stock on the OTC Bulletin Board during the fiscal years ended September 30, 2008 and September 30, 2009.

	Fiscal 2008		Fiscal 2009

	High	Low	High	Low

First Quarter	$0.17	$0.09	$0.06	$0.03
Second Quarter	$0.22	$0.09	$0.10	$0.04
Third Quarter	$0.14	$0.09	$0.19	$0.06
Fourth Quarter	$0.10	$0.03	$0.16	$0.07
Holders

As of December 17, 2009, we had approximately 1,033 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

Recent Sales of Unregistered Securities

Other than as previously described in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, there were no sales of unregistered securities during fiscal 2009.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12-b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Introduction

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), textiles and apparel, identity cards and other secure documents, pharmaceuticals, wine, and luxury consumer goods.

SigNature DNA. We use the DNA of plants to manufacture highly customized and encrypted botanical DNA markers, or SigNature DNA Markers, which we believe are virtually impossible to replicate. We have embedded SigNature DNA Markers into a range of our customers’ products, including various inks, dyes, textile treatments, thermal ribbon, thread, varnishes and adhesives. These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication. Our SigNature DNA solution provides a secure, accurate and cost-effective means for users to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items, such as recovered banknotes, branded textiles and apparel products, pharmaceuticals and cosmetic products, identity cards and other secure documents, digital media, artwork and collectibles and fine wine. Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

BioMaterial GenoTyping. Our BioMaterial GenoTyping solution refers to the development of genetic assays to distinguish between varieties or strains of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods, that contain their own source DNA. We have developed two proprietary genetic tests (FiberTyping™ and PimaTyping™) to track American Pima cotton from the field to finished garments. These genetic assays provide the cotton industry with what we believe to be the first authentication tools that can be applied throughout the U.S. and worldwide cotton industry from cotton growers, mills, wholesalers, distributors, manufacturers and retailers through trade groups and government agencies.

In 2009, we discontinued our BioActive Ingredients program, which we began in 2007.  We developed BioActive Ingredients for personal care products, such as skin care products, based on the biofermentation expertise developed during the manufacturing of DNA for our SigNature DNA and BioMaterial Genotyping solutions, and we have decided to focus our business on these security and authentication solutions.

General

To date, our operations have produced insignificant revenues.  We have continued to incur expenses and have limited sources of liquidity. We expect to generate revenues principally from sales of our SigNature Program, and BioMaterial Genotyping.  We are currently attempting to develop business in the following target markets: cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

We had an accumulative accrual of $12,023,888 in liquidating damages in relationship to the previously outstanding convertible promissory notes and related warrants.  As of September 30, 2009, we determined that it was not probable that we would be obligated to pay these damages and accordingly adjusted the accrual to other income.

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

For revenue from product sales, we recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on our financial position and results of operations was not significant.

Allowance for Uncollectible Receivables

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We use a combination of write-off history, aging analysis and any specific known troubled accounts in determining the allowance. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Fair Value of Intangible Assets

We have adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Comparison of the Year Ended September 30, 2009 to the Year Ended September 30, 2008

Revenues

For the years ended September 30, 2009 and 2008, we generated $ 295,162 and $873,010 in revenues from operations, respectively.  Our cost of sales for the year ended September 30, 2009 was $61,238, netting us a gross profit of $233,924.  Our cost of sales for the year ended September 30, 2008 was $171,332, netting us a gross profit of $701,678. Revenues attributable to our BioActive Ingredients decreased for the twelve months ended September 30, 2009 compared to the same period in 2008 as we de-emphasized and discontinued our BioActive Ingredients program.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the twelve months ended September 30, 2009 increased 54% to $6,576,434 from $4,277,013 in the same period in 2008.  Included within the selling, general and administrative expenses for the year ended September 30, 2009 was a noncash charge to operations of $2,748,521 for the fair value of vested options issued to officers and employees compared to $-0- in 2008.

Research and Development

Research and development expenses decreased by $10,427 for the twelve months ended September 30, 2009 compared to the same period in 2008 from $145,832 to $135,405, primarily due to a decrease in research and development activities as a result of our change in focus to marketing activities.

Depreciation and Amortization

In the twelve months ended September 30, 2009, depreciation and amortization decreased by $16,288 compared to the same period in 2008 from $434,416 to $418,128.  The decrease is attributable to the aging of fixed assets previously acquired.

Total Operating Expenses

Total operating expenses increased to $7,129,967 from $4,857,261, or an increase of $2,272,706, primarily due to noncash charge to operations of $2,748,521 for the fair value of vested options issued to officers and employees compared to $-0- in 2008.

Other Income/Loss

Other income for the twelve months ended September 30, 2009 increased from of $-0- to $12,023,888. During the year ended September 30, 2009, we determined that future payments of liquidated damages on previously issued notes were not probable, therefore we reversed our accrual of $12,023,888 to other income.

Interest Expenses

Interest expenses for the twelve months ended September 30, 2009, decreased to $1,182,695 from $2,647,315 in the same period of 2008, a decrease of $1,464,620.  The decrease in interest expense was due to the conversion into common stock in 2009 of the convertible notes issued in connection with financings completed in 2008.

Net Income (Loss)

Net income for the twelve months ended September 30, 2009 increased from a  loss of $6,802,898 to an income of $3,944,578 as a result of the combination of factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources. In fiscal 2009, and in prior fiscal years, we have been relying in part on cash infusions from our President, Chairman and Chief Executive Officer, James A. Hayward, in order to fund our operations.  During fiscal 2009, Dr. Hayward provided $1.5 million in new loans.  Curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations, including our ability to meet our payroll and accounts payable obligations.

As of September 30, 2009, we had a working capital deficit of $2.9 million.  For the year ended September 30, 2009, we generated a net cash flow deficit from operating activities of $2.5 million consisting primarily of year to date income of $3.9 million, net with a non cash accrual reduction (see other income above) of $12,023,888.  Non cash adjustments included $1.6 million in depreciation and amortization charges and $3.6 million for equity based compensation.  Additionally, we had a net decrease in assets of $0.03 million and a net increase in current liabilities of $0.4 million.  Cash provided by financing activities for the year ended September 30, 2009 totaled $2.5 million consisting of proceeds from the issuance of convertible debt, net of the capitalized financing costs.

We expect capital expenditures to be less than $150,000 in fiscal 2010.  Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately February 2010.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our registered independent certified public accountants have stated in their report dated December 23, 2009, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Fiscal 2009

During the year ended September 30, 2009, we issued and sold an aggregate principal amount of $1,500,000 in secured convertible promissory notes bearing interest at 10% per annum and warrants to purchase an aggregate of 1,300,000 shares of our common stock to James A. Hayward, our President, Chairman, Chief Executive Officer and a director.  Form more information related to the secured convertible promissory notes and notes issued and sold to Dr. Hayward, please see “Item 13—Certain Relationships and Related Transactions, and Director Independence.”

In addition, during the year ended September 30, 2009, we sold an aggregate principal amount of $1,230,000 in secured convertible promissory notes bearing interest at 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.  The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

Fiscal 2010 (through December 23, 2009)

Since October 1, 2009, we issued and sold an aggregate principal amount of $270,000 in secured convertible promissory notes bearing interest at 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.  The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a material source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. We intend to pursue the building of a re-seller network outside the United States, and if successful, the re-seller agreements would constitute a source of liquidity and capital over time. In order to obtain capital, we may need to sell additional shares of our common stock for which we may not have enough authorized shares or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding and execution of re-seller agreements outside the Unites States.

We need to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond February 2010.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets have made it more difficult to obtain financing through the issuance of equity or debt securities. In addition, we may not have sufficient authorized shares of Common Stock under our certificate of incorporation to raise additional funds through the issuance of equity or convertible debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Number of Employees

We currently have 13 full-time employees and two part-time employees, including two in management, nine in operations, three in sales and marketing and one in investor relations.  We expect to increase its staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated December 23, 2009, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-33 following the Exhibits List.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
●	there is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2010; and
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

RBSM LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of September 30, 2009.

Changes in Internal Controls

During the fiscal year ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our directors, executive officers and significant employees.

Name	Age	Title	Board of Directors
James A. Hayward	56	Chief Executive Officer, President, and Chairman of the Board	Director
Sanford R. Simon	66		Director
Yacov Shamash	59		Director
Kurt Jensen	52	Chief Financial Officer
Ming-Hwa Benjamin Liang	46	Secretary and Strategic Technology Development Officer

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

Chief Executive Officer – James A. Hayward

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006 and our President and the Chairman of the Board of Directors since June 12, 2007.  He was previously our acting Chief Executive Officer since October 5, 2005.  Dr. Hayward received his Ph.D. in Molecular Biology from the State University of New York at Stony Brook in 1983 and an honorary Doctor of Science from the same institution in 2000.  His experience with public companies began with the co-founding of one of England’s first biotechnology companies–Biocompatibles.  Following this, Dr. Hayward was Head of Product Development for the Estee Lauder companies for five years.  In 1990 he founded The Collaborative Group, a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, where he served as Chairman, President and Chief Executive Officer for 14 years.  During this period, The Collaborative Group created several businesses, including The Collaborative BioAlliance, a contract developer and manufacturer of human gene products, that was sold to Dow Chemical in 2002, and Collaborative Labs, a service provider and manufacturer of ingredients for skincare and dermatology that was sold to Engelhard (now BASF) in 2004. Since 2000, Dr. Hayward has been a General Partner of Double D Venture Fund, a venture capital firm based in New York, New York.

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

Information Regarding Committees of the Board of Directors

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

Nominating Committee Functions — Since we do not have a nominating committee, all of the members of the Board of Directors participate in the consideration of director nominees.  We do not currently have a written nominating committee charter or similar document.

Audit Committee Functions — Since we do not have an audit committee, the entire Board of Directors acts as the audit committee.  The Board has determined that we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Board of Directors.  We have not been able to identify a suitable candidate for our Board of Directors that would qualify as an audit committee financial expert.  Dr. Hayward does not meet the definition of an “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.  We do not currently have a written audit committee charter or similar document.

Process for Identifying and Evaluating Nominees for the Board of Directors

Our Board of Directors may employ a variety of methods for identifying and evaluating director nominees.  If vacancies are anticipated or arise, our Board of Directors will consider various potential candidates which may come to our attention through current board members, professional search firms, stockholders or other persons.  These candidates may be evaluated by our Board of Directors at any time during the year.

Our Board of Directors considers candidates recommended by stockholders when the nominations are properly submitted as described in “Consideration of Stockholder Recommendations” below.  Following verification of the stockholder status of persons proposing candidates, our Board of Directors will make an initial analysis of the qualifications of any candidate recommended by stockholders or others pursuant to the criteria summarized herein to determine whether the candidate is qualified for service on the board, before deciding to undertake a complete evaluation of the candidate.  If our Board of Directors determines that additional consideration is warranted, it may use a third-party search firm to gather additional information about the prospective nominee’s background and experience.  Other than the verification of compliance with procedures and stockholder status, and the initial analysis performed before undertaking a complete evaluation, our Board of Directors will treat a potential candidate nominated by a stockholder like any other potential candidate.

In evaluating a director candidate, our Board of Directors will review his or her qualifications including capability, availability to serve, conflicts of interest, general understanding of business, understanding of our business and technology, educational and professional background, personal accomplishment and other relevant factors.  Our Board of Directors has not established any specific qualification standards for director nominees, although from time to time the Board of Directors may identify certain skills or attributes as being particularly desirable to help meet specific needs that have arisen.  Our Board of Directors may also interview prospective nominees in person or by telephone. After completing this evaluation, the Board of Directors will determine the nominees.

Consideration of Stockholder Recommendations

Our Board of Directors considers director candidates recommended by stockholders.  Candidates recommended by stockholders are evaluated on the same basis as are candidates recommended by our Board of Directors.  Any stockholder wishing to recommend a candidate for nomination by the Board of Directors should provide the following information in a letter addressed to the Board in care of our Secretary: (i) the name and address of the stockholder recommending the person to be nominated; (ii) a representation that the stockholder is a holder of record of our stock, including the number of shares held and the period of holding; (iii) a description of all arrangements or understandings between the stockholder and the recommended nominee; (iv) information as to any plans or proposals of the type required to be disclosed in Schedule 13D and any proposals that the nominee proposes to bring to the Board of Directors if elected; (v) any other information regarding the recommended nominee that would be required to be included in a proxy statement filed pursuant to Regulation 14A pursuant to the Securities Exchange Act of 1934 and (vi) the consent of the recommended nominee to serve as a director if elected. Additional information may be requested to assist our Board of Directors in determining the eligibility of a proposed candidate to serve as a director.  In addition, the notice must meet any other requirements contained in our bylaws.  Stockholders may nominate candidates directly by complying with our bylaws and applicable law.

Code of Ethics

We have not yet adopted a Code of Ethics.  Our Board of Directors periodically reviews whether it should adopt a Code of Ethics given the scale and character of its operations at this time.

Compliance with Section 16(A) of the Exchange Act

Since our common stock is registered under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation of our principal executive officer and our two other executive officers for the fiscal years ended September 30, 2009 and 2008.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position (a)(1)	Year (b)	Salary ($)(2) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($)(3) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
James A. Hayward Chairman, President and Chief Executive Officer	2009	—	—	—	—	—	—	—	—
	2008	—	—	—	1,666,000	—	—	—	1,666,000

Kurt H. Jensen Chief Financial Officer	2009	135,871	—	—	—	—	—	—	135,871
	2008	135,871	—	—	490,000	—	—	—	625,871

Ming-Hwa Liang Chief Technology Officer and Secretary	2009	123,964	—	—	—	—	—	—	123,964
	2008	123,382	—	—	686,000	—	—	—	809,382

(1) We have no employment agreements with our named executive officers.
(2) Dr. Hayward has elected not to receive cash compensation until there is an improvement in our financial and operating performance and prospects.
(3) The amounts in column (f) represent the grant date fair value under ASC 718-10 based on the average of the bid and asked prices of our common stock on the grant date.  The grant date for the stock options was June 17, 2008, and the average of the bid and asked prices of our common stock was $0.11.  The grant date fair value for the stock options was $0.098.  The options granted to the named executive officers vested with respect to 25% of the underlying shares on the date of grant, and the remaining vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2009 held by the Named Executive Officers.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (1) (e)	Option Expiration Date (1) (f)
James A. Hayward	8,500,000	8,500,000		$0.11	6/17/2013

Kurt H. Jensen	500,000	0		0.09	9/01/2011
	2,500,000	2,500,000		0.11	6/17/2013
Ming-Hwa Liang	3,500,000	3,500,000		0.11	6/17/2013

(1) On June 17, 2008, our Board of Directors granted nonstatutory stock options under the 2005 Incentive Stock Plan to certain key employees, including our named executive officers.  The options granted to the named executive officers vested with respect to 25% of the underlying shares on the date of grant, and the remaining vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

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

Director Compensation Fiscal 2009

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors.  During the fiscal year ended September 30, 2009, we did not provide any compensation to our directors for their service on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of December 18, 2009, (i) by each person who is known to us to beneficially own more than 5% of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors, and (iii) by all officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)(2)		PERCENTAGE OF CLASS (3)

James A. Hayward 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	30,239,840	(4)	10.28%

Yacov Shamash 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	500,000	(5)	*

Kurt Jensen 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	3,080,000	(6)	1.11%

Ben Liang 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	3,903,359	(7)	1.40%

Sanford R. Simon 25 Health Sciences Drive, Suite 113 Stony Brook, New York 11790	Common Stock	500,000	(5)	*

All directors and officers as a group (5 persons)	Common Stock	38,223,199	(8)	12.67%

* indicates less than one percent
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options”). Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

(2)
Does not include unvested shares subject to options granted on June 17, 2008 pursuant to the 2005 Incentive Stock Plan, which vested with respect to 25% of the underlying shares on the date of grant and vest with respect to the remaining shares ratably on each anniversary thereafter until fully vested on the third anniversary of the date of grant, including 8,500,000 to James A. Hayward, 250,000 to Yacov Shamash, 2,500,000 to Kurt H. Jensen, 3,500,000 to Ben Liang and 250,000 to Sanford R. Simon.

(3)	Based upon 275,204,070 shares of common stock outstanding as of December 18, 2009.
(4)	Includes 19,000,000 shares underlying currently exercisable options and warrants.
(5)	Includes 500,000 shares underlying a currently exercisable warrant.
(6)	Includes 40,000 shares held by a spouse and 3,000,000 immediately exercisable options.
(7)	Includes 275,392 shares held by spouse and 3,500,000 immediately exercisable options.
(8)	Includes 26,500,000 shares underlying currently exercisable options and warrants.

Equity Compensation Plan Information

2002 Professional/Employee/Consultant Compensation Plan.

In November of 2002, we created a special compensation plan to pay the founders, consultants and professionals that had been contributing valuable services to us during the previous nine months.  This plan, under which 2,000,000 shares of our common stock were reserved for issuance, is called the Professional/Employee/Consultant Compensation Plan (the “Compensation Plan”).  Share and option issuances from the Compensation Plan were to be staggered over the following six to eight months, and consultants that were to continue providing services thereafter either became employees or received renewed contracts from us in July of 2003, which contracts contained a more traditional cash compensation component.  Each qualified and eligible recipient of shares and/or options under the Compensation Plan received securities in lieu of cash payment for services. Each recipient agreed, in his or her respective consulting contract with us, to sell a limited number of shares monthly.  In December of 2004, we adjusted the exercise price of options under the Compensation Plan to $0.60 per share.  As of September 30, 2009, a total of 1,440,000 shares have been issued from, and options to purchase 560,000 shares have been issued under the Compensation Plan, and options to purchase 264,000 shares have been exercised as of that date.

2005 Incentive Stock Plan.

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding common stock of the Company approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder. On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding common stock of the Company approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of common stock. On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.  In connection with the share increase amendment, the Board of Directors granted and we issued options to purchase a total of 37,670,000 shares to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively. The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of September 30, 2009, a total of 8,550,000 shares have been issued and options to purchase 38,920,000 shares have been granted under the 2005 Incentive Stock Plan.

The Board of Directors, in their discretion, may award stock and stock options to executive officers and key employees as part of their compensation for employment or for retention purposes.

The following table sets forth certain information regarding our compensation plans as of September 30, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Professional/Consultant/ Employee Stock and Stock Option Compensation Plan approved in November 2002	296,000	$0.60	0

2005 Incentive Stock Plan approved on January 26, 2005	38,920,000	$0.11	51,405,000
Total	39,216,000	$0.11	51,405,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal years ended September 30, 2008 and 2009, we issued and sold an aggregate principal amount of $1,500,000 in secured convertible promissory notes bearing interest at 10% per annum and warrants to purchase an aggregate of 1,300,000 shares of our common stock to James A. Hayward, our President, Chairman, Chief Executive Officer and a director, as follows:

●
On October 21, 2008, we issued and sold to James A. Hayward a $500,000 principal amount secured promissory note (“October Note”) bearing interest at a rate of 10% per annum and a warrant (“October Warrant”) to purchase 1,000,000 shares of our common stock.

●
On January 29, 2009, we issued and sold to James A. Hayward a $150,000 principal amount secured promissory note (“January Note”) bearing interest at a rate of 10% per annum and a warrant (“January Warrant”) to purchase 300,000 shares of our common stock.

●	On February 27, 2009, we issued and sold to James A. Hayward a $200,000 principal amount secured promissory note (“February Note”) bearing interest at a rate of 10% per annum.
●	On March 30, 2009, we issued and sold to James A. Hayward a $250,000 principal amount secured promissory note (“March Note”) bearing interest at a rate of 10% per annum.
●	On June 30, 2009, we issued and sold to James A. Hayward a $150,000 principal amount secured promissory note (“June Note”) bearing interest at a rate of 10% per annum.
●	On September 30, 2009, we issued and sold to James A. Hayward a $250,000 principal amount secured promissory note (“September Note”) bearing interest at a rate of 10% per annum.

The terms of the October Note were amended pursuant to mutual agreement so that it did not convert into shares of our common stock on October 21, 2009.  The October Note and accrued but unpaid interest thereon will convert into shares of our common stock at a date to be determined by our board of directors at a conversion price of $0.026171520 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance.  The October Warrant is exercisable for a four-year period commencing on October 21, 2009, and expiring on October 20, 2013, at a price of $0.50 per share.  The October Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) October 20, 2011, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

The January Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on January 29, 2010 at a conversion price of $0.033337264 per share (“Automatic Conversion Price”), which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the Automatic Conversion Price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the January Note on three days written notice (during which period the holder can elect to convert the January Note).  The January Note bears interest at the rate of 10% per annum and is due and payable in full on January 29, 2010.  Until the principal and accrued but unpaid interest under the January Note are paid in full, or converted into shares of our common stock, the January Note will be secured by a security interest in all of our assets.  The January Warrant is exercisable for a four-year period commencing on January 29, 2010, and expiring on January 28, 2014, at a price of $0.50 per share.  The January Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) January 29, 2012, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

The February Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on February 27, 2010 at a conversion price of $0.046892438 per share (“Automatic Conversion Price”), which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the Automatic Conversion Price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the February Note on three days written notice (during which period the holder can elect to convert the February Note).  The February Note bears interest at the rate of 10% per annum and is due and payable in full on February 27, 2010.  Until the principal and accrued but unpaid interest under the February Note are paid in full, or converted into shares of our common stock, the February Note will be secured by a security interest in all of our assets.

The March Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on March 30, 2010 at a conversion price of $0.043239467 per share (“Automatic Conversion Price”), which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the Automatic Conversion Price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the March Note on three days written notice (during which period the holder can elect to convert the March Note).  The March Note bears interest at the rate of 10% per annum and is due and payable in full on March 30, 2010.  Until the principal and accrued but unpaid interest under the March Note are paid in full, or converted into shares of our common stock, the March Note will be secured by a security interest in all of our assets.

The June Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on June 30, 2010 at a conversion price of $0.103059299 per share (“Automatic Conversion Price”), which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the Automatic Conversion Price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the June Note on three days written notice (during which period the holder can elect to convert the June Note).  The June Note bears interest at the rate of 10% per annum and is due and payable in full on June 30, 2010.  Until the principal and accrued but unpaid interest under the June Note are paid in full, or converted into shares of our common stock, the June Note will be secured by a security interest in all of our assets.

The September Note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on September 30, 2010 at a conversion price of $0.121732857 per share (“Automatic Conversion Price”), which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the Automatic Conversion Price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the September Note on three days written notice (during which period the holder can elect to convert the September Note).  The September Note bears interest at the rate of 10% per annum and is due and payable in full on September 30, 2010.  Until the principal and accrued but unpaid interest under the September Note are paid in full, or converted into shares of our common stock, the September Note will be secured by a security interest in all of our assets.

We currently have no formal, written policy regarding entering into transactions with affiliated parties.  However, all transactions with affiliated parties, including the foregoing, are reviewed and approved by a disinterested majority of our board of directors. The foregoing transactions with affiliated parties were made on substantially similar terms as transactions with third party investors in our securities during the fiscal years ended September 30, 2008 and 2009.

Director Independence

Our Board of Directors currently consists of three members: James A. Hayward, Yacov Shamash and Sanford R. Simon.  Although our securities are not currently listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, the Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2009, Drs. Shamash and Simon, representing two of our three directors, are “independent” as defined by the listing standards of the Nasdaq Stock Market, constituting a majority of independent directors of our Board of Directors as required by the rules of the Nasdaq Stock Market.  The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during fiscal years ended September 30, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Fiscal year ended	Fiscal year ended
	September 30, 2009	September 30, 2008

(i) Audit Fees	$73,000	$157,516
(ii) Audit Related Fees	10,000	—
(iii) Tax Fees	—	—
(iv) All Other Fees	—	—
Total Fees	$83,000	$157,516

Audit Fees — Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees — Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services consist of responding to SEC comments in connection with our filings with the SEC and the review of and consent to registration statements.

Tax Fees — Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  There were no tax fees billed in fiscal 2009 or 2008.

All Other Fees — Consists of fees for products and services other than the services reported above.  There were no management consulting services  provided in fiscal 2009 or 2008.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

Our consolidated financial statements at September 30, 2009 and 2008, and for the years ended September 30, 2009 and 2008, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

APPLIED DNA SCIENCES, INC.

Date: December 23, 2009	/s/JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors and Director	December 23, 2009
James A. Hayward

/s/ KURT H. JENSEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 23, 2009
Kurt H. Jensen

/s/ YACOV SHAMASH	Director	December 23, 2009
Yacov Shamash

/s/ SANFORD R. SIMON	Director	December 23, 2009
Sanford R. Simon

EXHIBIT INDEX

The following exhibits are included as part of this Form S-1. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Nevada corporation.

Exhibit	Description
3.1	Certificate of Incorporation of Applied DNA Sciences, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on January 16, 2009 and incorporated herein by reference.
3.2	By-Laws of Applied DNA Sciences, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on January 16, 2009 and incorporated herein by reference.
4.1	Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.
4.2	Form of 10% Secured Convertible Promissory Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.
4.3	Form of Warrant Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.
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

4.6	Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.
4.7	Form of 10% Secured Convertible Promissory Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.
4.8	Form of Warrant Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.
4.9	Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 20, 2009 and incorporated herein by reference.
4.10	Form of 10% Secured Convertible Promissory Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 20, 2009 and incorporated herein by reference.
10.1†
Applied DNA Sciences, Inc. 2005 Stock Incentive Plan and form of employee stock option agreement thereunder, filed as an exhibit to the registration statement on Form S-8 filed with the Commission on December 4, 2009 and incorporated herein by reference.

10.2#
Joint Development and Marketing Agreement, dated April 18, 2007 by and between Applied DNA Sciences and International Imaging Materials, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on April 24, 2007 and incorporated herein by reference.

10.3#
Technology Reseller Agreement, dated May 30, 2007 by and between Applied DNA Sciences, Inc. and Printcolor Screen Ltd., filed as an exhibit to the current report on Form 8-K filed with the Commission on June 1, 2007 and incorporated herein by reference.

10.4#
Feasibility Study Agreement, dated June 27, 2007 by and between Applied DNA Sciences, Inc. and Supima, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 3, 2007 and incorporated herein by reference.

10.5*#	Supply and Distribution Agreement, dated September 16, 2009 by and between Applied DNA Sciences, Inc. and Printcolor Screen Ltd.
10.6
Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-163478) filed with the Commission on December 4, 2009 and incorporated herein by reference.

23.1*	Consent of RBSM LLP.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.
# A request for confidentiality has been filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission as required by Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Applied DNA Sciences, Inc.
Stony Brook, New York

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the "Company") as of September 30, 2009 and 2008 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied DNA Sciences, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note L to the accompanying consolidated financial statements, the Company has suffered recurring losses and does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note L. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
December 23, 2009

APPLIED DNA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$213,307	$136,405
Accounts Receivable	47,302	75,150
Prepaid expenses	79,436	83,333
Total current assets	340,045	294,888

Property, plant and equipment-net of accumulated depreciation of $199,119 and $147,132, respectively	11,743	63,730

Other assets:
Deposits	8,322	8,322
Capitalized finance costs-net of accumulated amortization of $615,611 and $464,274, respectively	146,389	113,226

Intangible assets:
Patents, net of accumulated amortization of $34,112 and $31,762, respectively (Note B)	145	2,494
Intellectual property, net of accumulated amortization and write off of $8,430,474 and $8,066,682, respectively (Note B)	1,000,426	1,364,217

Total Assets	$1,507,070	$1,846,877

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$843,491	$12,821,171
Convertible notes payable, net of unamortized discount of $319,589 and $486,726, (Note D)	2,410,411	3,063,274
Total current liabilities	3,253,902	15,884,445

Commitments and contingencies (Note H)	-	-

Deficiency in Stockholders’ Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2009 and 2008	-	-
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 275,204,070 and 205,359,605 issued and outstanding as of September 30, 2009 and 2008, respectively	275,204	205,359
Additional paid in capital	141,409,667	133,133,354
Accumulated deficit	(143,431,703)	(147,376,281)
Total deficiency in stockholders’ equity	(1,746,832)	(14,037,568)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,507,070	$1,846,877

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

Sales	$295,162	$873,010

Cost of sales	(61,238)	(171,332)
Gross Profit	233,924	701,678

Operating expenses:
Selling, general and administrative	6,576,434	4,277,013
Research and development	135,405	145,832
Depreciation and amortization	418,128	434,416

Total operating expenses	7,129,967	4,857,261

NET LOSS FROM OPERATIONS	(6,896,043)	(4,155,583)

Other income (Note C)	12,023,888	-

Interest expense	(1,182,695)	(2,647,315)

Net income (loss) before provision for income taxes	3,945,150	(6,802,898)

Income taxes (benefit)	572	-

NET INCOME (LOSS)	$3,944,578	$(6,802,898)

Net income (loss) per share-basic	$0.02	$(0.04)

Net income (loss) per share-diluted	$0.01	$(0.04)

Weighted average shares outstanding-
Basic	251,520,538	191,488,042
Diluted	308,912,411	191,488,042

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2009

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2007	60,000	$6	180,281,661	$180,281	$128,448,584	$(140,573,383)	$(11,944,512)

Common stock issued in settlement of convertible debentures	-	-	13,702,944	13,703	1,246,571	-	1,260,274

Common stock issued in exchange for services rendered	-	-	10,000,000	10,000	1,030,000	-	1,040,000

Common stock issued in February 2008 in exchange for warrant exercise on a cashless basis	-	-	1,375,000	1,375	(1,375)	-	-

Beneficial conversion feature relating to convertible debentures	-	-	-	-	2,409,568	-	2,409,568

Cancellation of previously issued preferred stock	(60,000)	(6)	-	-	6	-	-

Net Loss	-	-	-	-	-	(6,802,898)	(6,802,898)

Balance, September 30, 2008	-	-	205,359,605	205,359	133,133,354	(147,376,281)	(14,037,568)

Common stock issued in settlement of convertible debentures	-	-	46,430,397	46,432	3,858,568	-	3,905,000

Common stock issued in exchange for consulting services	-	-	20,000,000	20,000	437,534	-	457,534

Common stock issued in February 2009 in settlement of services at $0.06 per share	-	-	3,101,568	3,101	182,993	-	186,094

Fair value of warrants issued in connection with services rendered	-	-	-	-	217,865	-	217,865

Common stock issued for exercise of options on a cashless basis	-	-	312,500	312	(312)	-	-

Beneficial conversion feature relating to convertible debentures	-	-	-	-	831,144	-	831,144

Fair value of vested options issued directors, officers and employees	-	-	-	-	2,748,521	-	2,748,521

Net income	-	-	-	-	-	3,944,578	3,944,578
Balance, September 30, 2009	-	$-	275,204,070	$275,204	$141,409,667	$(143,431,703)	$(1,746,832)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,944,578	$(6,802,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	418,128	434,416
Reversal of accrued penalty charges	(12,023,888)	-
Fair value of vested options issued to officers, directors and employees	2,748,521	-
Fair value of warrants issued in exchange for services rendered	217,865	-
Amortization of capitalized financing costs	151,337	456,277
Amortization of debt discount attributable to convertible debentures	998,280	2,282,437
Equity based compensation	643,628	1,040,000
Change in assets and liabilities:
Decrease (increase) in accounts receivable	27,848	(75,150)
Decrease in prepaid expenses and deposits	3,897	17,667
Decrease in other assets	-	5,500
Increase (decrease) in accounts payable and accrued liabilities	401,208	(284,529)
Net cash used in operating activities	(2,468,598)	(2,926,280)

Cash flows from investing activities:
(Increase) decrease in restricted cash held in escrow	-	399,920
Acquisition (disposal) of property and equipment, net	-	(22,500)
Net cash provided by (used in) investing activities	-	377,420

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	2,545,500	2,660,080
Net cash provided by financing activities	2,545,500	2,660,080

Net increase in cash and cash equivalents	76,902	111,220
Cash and cash equivalents at beginning of year	136,405	25,185
Cash and cash equivalents at end of year	$213,307	$136,405

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash financing and investing activities:
Common stock issued in exchange for previously incurred debt	$3,905,000	$1,260,274

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated  financial statements follows.

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

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2009 and 2008 the Company‘s deferred revenue was $-0-.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

 Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At September 30, 2009 and 2008, the Company has deemed that no allowance for doubtful accounts was necessary.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At September 30, 2009 and 2008 property and equipment consist of:

	September 30, 2009	September 30, 2008
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated Depreciation	(199,119)	(147,132)
Net	$11,743	$63,730

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the years presented.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Segment Information

The Company adopted Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”). ASC 280-10 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision- making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company’s single principal operating segment.

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. For the year ended September 30, 2009, common equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive. Fully diluted shares outstanding were 308,912,411 for the year ended September 30, 2009.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method. Stock-based compensation expense recognized under ASC 718-10 for the years ended September 30, 2009 and 2008 was $2,748,521 and $-0-, respectively.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the years ended September 30, 2009 and 2008 included an aggregate of 83% from four customers of the Company’s total revenues.  One and two customers accounted for the Company’s total accounts receivable at September 30, 2009 and 2008, respectively.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $135,405 and $145,832 for the years ended September 30, 2009 and 2008, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $50,922 and $36,364 as advertising costs for the years ended September 30, 2009 and 2008, respectively.

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

Fair Value of Financial Instruments

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote K for further discussion regarding fair valuation.

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments

Recently Adopted Accounting Principles

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets”. ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. ASC 815-10 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Accounting Standards Codification 815-10, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As ASC 815-10 relates specifically to disclosures, it currently has no impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. ASC 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies —an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note M for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The identifiable intangible assets acquired and their carrying values at September 30, 2009 and 2008 are as follows:

	2009	2008
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets- Gross carrying value:	$9,465,157	9,465,157
Less:
Accumulated Amortization	(2,809,575)	(2,443,435)
Impairment (See below)	(5,655,011)	(5,655,011)
Net:	$1,000,571	1,366,711
Residual value:	$0	0

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

Total amortization expense charged to operations for the years ended September 30, 2009 and 2008 were $366,141 and $370,110, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and 2008 are as follows:

	2009	2008
Accounts payable	$593,025	$413,454
Accrued consulting fees	102,500	102,500
Accrued interest payable	110,767	281,329
Accrued penalties relating to registration rights liquidating damages	-	12,023,888
Accrued salaries payable	37,199	-
Total	$843,491	$12,821,171

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Registration Rights Liquidated Damages

In private placements in November and December, 2003, December, 2004, and January and February, 2005, the Company issued secured convertible promissory notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. The liquidated damages are equal to 3.5% per month of the face amount of the notes, which equals $367,885, with no limitations. During the year ended September 30, 2008, the SEC declared effective the Company’s registration statement with respect to the common stock underlying the notes and warrants. As of September 30, 2009, the Company concluded that the payment of liquidated damages under these commitments were not probable. Accordingly, the Company reversed the accrued expenses for the potential liquidated damages of $12,023,888 as other income in the statement of operations during the year ended September 30, 2009.

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of September 30, 2009 and 2008 are as follows:

	2009	2008
10% Secured Convertible Notes payable, dated October 4, 2007, net of unamortized debt discount of $2,847 (see below)	$-	$547,153
10% Secured Convertible Notes payable, dated October 30, 2007, net of unamortized debt discount of $35,373 (see below)	-	564,627
10% Secured Convertible Notes payable, dated November 29, 2007, net of unamortized debt discount of $104,801 (see below)	-	895,199
10% Secured Convertible Notes payable dated December 20, 2007, net of unamortized debt discount of $52,868 (see below)	-	397,132
10% Secured Convertible Notes payable dated January 17, 2008, net of unamortized debt discount of $73,759 (see below)	-	376,241
10% Secured Convertible Notes payable dated March 4, 2008, net of unamortized debt discount of $85,829 (see below)	-	164,171
10% Secured Convertible Note payable dated May 7, 2008, net of unamortized debt discount of $35,532 (see below)	-	64,468-
10% Secured Convertible Note payable dated July 31, 2008, net of unamortized debt discount of $95,717 (see below)	-	54,283
Secured Convertible Note Payable dated October 21, 2008, net of unamortized debt discount of $14,591 (see below)	485,409	-
Secured Convertible Note Payable dated January 29, 2009, net of unamortized debt discount of $23,693 (see below)	126,307	-
Secured Convertible Note Payable dated February 27, 2009, net of unamortized debt discount of $22,975 (see below)	177,025	-
Secured Convertible Note Payable dated March 30, 2009, net of unamortized debt discount of $48,054 (see below)	201,946	-
Secured Convertible Note Payable dated April 14, 2009, net of unamortized debt discount of $66,581 (see below)	233,419	-
Secured Convertible Note Payable dated June 22, 2009, net of unamortized debt discount of $32,457 (see below)	217,543	-
Secured Convertible Note Payable dated June 30, 2009, net of unamortized debt discount of $18,374 (see below)	131,626	-
Secured Convertible Note Payable dated August 21, 2009, net of unamortized debt discount of $59,000 (see below)	371,000	-
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $16,932 (see below)	233,068	-
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $16,932 (see below)	233,068
	2,410,411	3,063,274
Less: current portion	(2,410,411)	(3,063,274)
	$-	$-

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversion and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $292,416 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,100,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $53,968 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.22%, a dividend yield of 0%, and volatility of 103.81%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($292,416) and warrants ($53,968) to debt discount, aggregating $346,384, and is amortizing it to interest expense over the term of the notes.  Amortization of $2,847 and $343,537 was recorded for the years ended September 30, 2009 and 2008, respectively.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

On October 4, 2008, the notes and accrued interest of $55,000 converted into 8,627,388 shares of the Company’s common stock.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $368,499 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 1,300,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $105,611 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.85%, a dividend yield of 0%, and volatility of 108.66%.  The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

On November 19, 2007, a noteholder elected to convert a $50,000 principal amount promissory note and accrued interest of $274 into 479,942 shares of the Company’s common stock.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($368,499) and warrants ($105,611) to debt discount, aggregating $474,110, and is amortizing it to interest expense over the term of the notes.  Amortization of $35,373 and $438,737 for the years ended September 30, 2009 and 2008, respectively, inclusive of the write off of the unamortized debt discount relating to the converted note described above.

On October 30, 2008, the notes and accrued interest of $55,000 converted into 6,235,084 shares of the Company’s common stock.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $512,504 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the issuance of the notes the Company issued non-detachable warrants granting the holders the right to acquire 2,000,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $135,845 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.42%, a dividend yield of 0%, and volatility of 106.15%.  The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($512,504) and warrants ($135,845) to debt discount, aggregating $648,349, and is amortizing it to interest expense over the term of the notes. Amortization of $104,801 and $543,548 was recorded for the years ended September 30, 2009 and 2008, respectively.

On November 29, 2008, the notes and accrued interest of $100,000 converted into 11,648,654 shares of the Company’s common stock.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $196,543 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In connection with the issuance of the notes, the Company issued non-detachable warrants granting the holders the right to acquire 900,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $44,668 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.45%, a dividend yield of 0%, and volatility of 104.51%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($196,543) and warrants ($44,668) to debt discount, aggregating $241,211, and is amortizing it to interest expense over the term of the notes.  Amortization of $52,868 and $188,343 was recorded for the years ended September 30, 2009 and 2008.

On December 20, 2008, the notes and accrued interest of $45,000 converted into 6,620,628 shares of the Company’s common stock.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $205,708 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the placement of the notes the Company issued non-detachable warrants granting the holders the right to acquire 900,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $43,569 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.90%, a dividend yield of 0%, and volatility of 102.72%.  The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($205,708) and warrants ($43,569) to debt discount, aggregating $249,277, and is amortizing it to interest expense over the term of the notes.  Amortization of $73,759 and $175,518 was recorded for the years ended September 30, 2009 and 2008, respectively.

On January 17, 2009, the notes and accrued interest of $45,000 converted into 6,733,521 shares of the Company’s common stock.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $154,805 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

In connection with the placement of the notes the Company issued non-detachable warrants granting the holders the right to acquire 500,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $47,308 to additional paid in capital and a discount against the notes.  The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.53%, a dividend yield of 0%, and volatility of 106.37%. The debt discount attributed to the value of the warrants issued is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($154,805) and warrants ($47,308) to debt discount, aggregating $202,113, and is amortizing it to interest expense over the term of the notes. Amortization of $85,829 and $116,284 was recorded for the years ended September 30, 2009 and 2008, respectively.

On March 4, 2009, the notes and accrued interest of $25,000 converted into 2,184,700 shares of the Company’s common stock.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $48,490 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the placement of the note the Company issued non-detachable warrants granting the holders the right to acquire 200,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $10,730 to additional paid in capital and a discount against the note.  The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.09%, a dividend yield of 0%, and volatility of 101.74%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($48,490) and warrants ($10,730) to debt discount, aggregating $59,220, and is amortizing it to interest expense over the term of the Notes. Amortization of $35,532 and $23,688 was recorded for the years ended September 30, 2009 and 2008, respectively.

On May 4, 2009, the notes and accrued interest of $10,000 converted into 1,377,599 shares of the Company’s common stock.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $91,655 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the placement of the note the Company issued non-detachable warrants granting the holders the right to acquire 300,000 shares of the Company’s common stock at $0.50 per share.  The warrants expire five years from the issuance.  In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $23,268 to additional paid in capital and a discount against the note.  The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.259%, a dividend yield of 0%, and volatility of 152.00%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($91,655) and warrants ($23,268) to debt discount, aggregating $114,923, and is amortizing it to interest expense over the term of the Notes. Amortization of $95,717 and $19,206 was recorded for the years ended September 30, 2009 and 2008, respectively.

On July 31, 2009, the notes and accrued interest of $15,000 converted into 3,002,823 shares of the Company’s common stock.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In accordance ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $279,188 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the placement of the note the Company issued non-detachable warrants granting the holder the right to acquire 1,000,000 shares of the Company’s common stock at $0.50 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $34,104 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.63%, a dividend yield of 0%, and volatility of 207.46%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($279,188) and warrants ($34,104) to debt discount, aggregating $313,292, and is amortizing it to interest expense over the term of the Notes. Amortization of $298,701 was recorded for the year ended September 30, 2009.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $61,974 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

In connection with the placement of the note the Company issued non-detachable warrants granting the holder the right to acquire 300,000 shares of the Company’s common stock at $0.50 per share. The warrants expire five years from the issuance. In accordance with ASC 470-20, the Company recognized the value attributable to the warrants in the amount of $9,498 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.87%, a dividend yield of 0%, and volatility of 150.55%. The debt discount attributed to the value of the warrants issued is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($61,974) and warrants ($9,498) to debt discount, aggregating $71,472, and is amortizing it to interest expense over the term of the Notes. Amortization of $47,779 was recorded for the year ended September 30, 2009.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

 10% Secured Convertible Promissory Note dated February 27, 2009

On February 27, 2009, the Company issued a $200,000 related party convertible promissory note to a related party due February 27, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.046892438 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.046892438 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $55,905 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($55,905) and is amortizing it to interest expense over the term of the Notes. Amortization of $32,930 was recorded for the year ended September 30, 2009.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $96,905 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($96,905) and is amortizing it to interest expense over the term of the Notes. Amortization of $48,851 was recorded for the year ended September 30, 2009.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $123,990 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($123,990) and is amortizing it to interest expense over the term of the Notes. Amortization of $57,409 was recorded for the year ended September 30, 2009.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $44,705 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($44,705) and is amortizing it to interest expense over the term of the Notes. Amortization of $12,248 was recorded for the year ended September 30, 2009.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $24,657 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,657) and is amortizing it to interest expense over the term of the Notes. Amortization of $6,283 was recorded for the year ended September 30, 2009.

10% Secured Convertible Promissory Notes dated August 21, 2009

On August 21, 2009, the Company issued an aggregate of $430,000 convertible promissory notes due August 21, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.095312615 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.095312615 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $66,262 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($66,262) and is amortizing it to interest expense over the term of the Notes. Amortization of $7,262 was recorded for the year ended September 30, 2009.

10% Secured Convertible Promissory Notes dated September 30, 2009

On September 30, 2009, the Company issued an aggregate of $250,000 convertible promissory notes due September 30, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.121732857 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.121732857 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $16,978 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) and is amortizing it to interest expense over the term of the Notes. Amortization of $46 was recorded for the year ended September 30, 2009.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated September 30, 2009

On September 30, 2009, the Company issued a $250,000 related party convertible promissory note due September 30, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.121732857 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.121732857 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $16,978 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) and is amortizing it to interest expense over the term of the Notes. Amortization of $46 was recorded for the year ended September 30, 2009.

NOTE E - RELATED PARTY TRANSACTIONS

During the years ended September 30, 2009 and 2008, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, had advanced funds to the Company in the form of convertible promissory notes for working capital purposes (see Note D).  Interest expense related to these notes amounted to $85,315 and $85,000 for the years ended September 30, 2009 and 2008, respectively.

During the years ended September 30, 2009 and 2008, the Company had total sales of $-0- and $405,061 (or -0-% and 46.4% of total sales), respectively, to Dr. Suwelack Skin & Health Care AG, (“Dr. Suwelack”) and BioCogent of which the Company’s Chief Executive Officer is the President and sole stockholder, respectively.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 410,000,000 shares of common stock, with a $0.001 par value per share as the result of a shareholder meeting conducted on May 16, 2007. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share.

In November 2007, the Company issued 1,000,000 shares of common stock in exchange for consulting services. The Company valued the shares at $0.14 per share for a total of $140,000, which represents the fair value of the services, received which did not differ materially from the value of the stock issued.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE F - CAPITAL STOCK (continued)

In December 2007, the Company issued 9,000,000 shares of common stock in exchange for consulting services. The Company valued the shares at $0.10 per share for a total of $900,000, which represents the fair value of the services, received which did not differ materially from the value of the stock issued.

In February 2008, the Company issued 1,375,000 shares of common stock in conjunction with the exercise of warrants.

During the year ended September 30, 2008, the Company issued an aggregate of 13,702,944 shares of its common stock in settlement of secured convertible promissory notes and related accrued interest.

Common Stock Transactions During the Year Ended September 30, 2009:

In January 2009, the Company issued 10,000,000 shares of common stock for consulting services. The Company valued the shares issued at approximately $0.04 per share or $400,000, which represents the fair value of the shares at the date of issuance.

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

In July 2009, the Company issued 10,000,000 shares of common stock for consulting services. The Company valued the shares issued at approximately $0.10 per share or $1,000,000, which represents the fair value of the shares at the date of issuance.

During the year ended September 30, 2009, the Company issued an aggregate of 46,430,397 shares of common stock in exchange for convertible notes and accrued interest.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s common stock.

Exercise Prices	Number Outstanding	Warrants Outstanding Remaining Contractual Life (Years)	Weighted Average Exercise Price	Weighted Average Exercisable	Exercisable Weighted Average Exercise Price
$0.06	2,000,000	4.39	$0.06	2,000,000	$0.06
$0.07	200,000	0.45	$0.07	200,000	$0.07
$0.09	16,400,000	1.92	$0.09	16,400,000	$0.09
$0.10	1,500,000	3.49	$0.10	1,500,000	$0.10
$0.50	27,150,000	2.11	$0.50	24,850,000	$0.50
$0.60	2,773,500	0.08	$0.60	2,773,500	$0.60
$0.75	14,797,000	0.35	$0.75	14,797,000	$0.75
	64,820,500			62,520,500

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2007	82,434,464	$0.43
Granted	7,200,000	0.50
Exercised	(2,500,000)	(0.09)
Canceled or expired	(23,153,500)	(0.41)
Outstanding at September 30, 2008	63,980,964	$0.46
Granted	5,000,000	0.20
Exercised	—	—
Canceled or expired	(4,160,464)	(0.69)
Balance, September 30, 2009	64,820,500	$0.43

During the year ended September 30, 2009, the Company issued an aggregate of 1,300,000 warrants in conjunction with convertible debt (see Note D).

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Aggregate intrinsic value of warrants outstanding and exercisable at September 30, 2009 was $853,000.  Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.13 as of September 30, 2009, and the exercise price multiplied by the number of warrants outstanding.

Employee Stock Options

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding common stock of the Company approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder. The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.07	1,000,000	4.65	$0.07	—	$0.07
0.09	1,500,000	2.17	0.09	1,500,000	0.09
0.11	36,420,000	3.97	0.11	18,210,000	0.11

	38,920,000		$0.11	19,710,000	$0.11

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2007	5,660,000	$0.47
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at September 30, 2008	5,660,000	$0.47
Granted	38,670,000	0.11
Exercised	(1,125,000)	0.10
Canceled or expired	(4,285,000)	0.60
Outstanding at September 30, 2009	38,920,000	$0.11

Amendment to the 2005 Incentive Stock Plan and Recent Equity Award Grants

On June 17, 2008, the Board of Directors adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, subsequently approved by the stockholders at the 2008 annual meeting of stockholders in December 2008. In connection with the share increase amendment, the Board of Directors granted options to purchase a total of 37,670,000 shares to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively, and 500,000 to each of Yacov Shamash and Sanford R. Simon. The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant. The fair value was determined using the Black Scholes Option Pricing Model, with the following assumptions utilized: Dividend yield: -0-%, volatility: 208.48%; risk free rate: 3.66%; expected life: 5 years.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

On February 27, 2009, the Company granted 1,000,000 options to purchase its common stock at $0.07 over five years with vesting at 25% per year beginning at the first anniversary. The fair value, determined using the Black Scholes Option Pricing Model with the following assumptions utilized: Dividend yield: -0-%, volatility: 205.19%; risk free rate: 1.84%; expected life: 5 years.

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2009 was $848,400.  Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $0.13 as of September 30, 2009, and the exercise price multiplied by the number of options outstanding.

The Company recorded $2,748,521 as stock compensation expense for the year ended September 30, 2009 for the vesting portion of all employee options outstanding.

NOTE H – INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At September 30, 2009, the Company has available for federal income tax purposes significant net operating loss carryforwards expiring in the year 2028, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, as well as non compliance with filing requirements of corporate tax returns for past several years, the future use of its existing net operating losses may be limited.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE I-LOSS PER SHARE

The following table presents the computation of basic and diluted income (loss) per share:

	For the Year Ended	For the Year Ended
	September 30, 2009	September 30, 2008
Income (loss) available for common shareholders	$3,944,578	$(6,802,898)
Basic income( loss) per share	$0.02	$(0.04)
Weighted average common shares outstanding-basic	251,520,538	191,488,042
Fully diluted income per share	$0.01	NA
Weighted average common shares outstanding-fully diluted	308,912,411	NA

During the year ended September 30, 2009, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE J- COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by significant former shareholder, expiring in October 2009. In November 2005, the Company vacated the Los Angeles facility to relocated to the new Stony Brook New York address  Total lease rental expenses for the years ended on September 30, 2009 and 2008, was $80,554 and $76,445, respectively.

Commitments for minimum rentals under non-cancelable lease at September 30, 2009 are as follows:

Year ended September 30,
2010	$81,100
2011	6,758
2012	-
2013	-
2014 and thereafter	-
$87,858

Employment and Consulting Agreements

The Company has consulting agreement with an outside contractor, who is also a Company stockholder. The agreement is generally month to month. The Company recorded $25,000 of consulting expenses for the year ended September 30, 2009 related to this agreement.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
NOTE J — COMMITMENTS AND CONTINGENCIES (continued)

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract. In March 2005, The Company entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000. In addition, the consulting agreement provided for the issuance by The Company to Intervex of a five-year warrant to purchase 250,000 shares of The Company's common stock with an exercise price of $.75. Intervex asserts that The Company owes them 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of The Company's common stock. The Company has counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper. The Company filed a motion for summary judgment and Intervex filed a cross-motion for summary judgment.  Oral arguments are scheduled for January 7, 2010 on both motions. This matter is in the early stages of discovery. We intend to vigorously defend against the claims asserted against us.

Matters Voluntarily Reported to the SEC and Securities Act Violations

The Company previously disclosed that we investigated the circumstances surrounding certain issuances of 8,550,000 shares to employees and consultants in July 2005, and engaged outside counsel to conduct this investigation. The Company has voluntarily reported its current findings from the investigation to the SEC, and it has agreed to provide the SEC with further information arising from the investigation. The Company believes that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both its former President and its former Chief Financial Officer/Chief Operating Officer without approval of the Board of Directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. The members of The Company's management who effectuated the stock issuances that are being examined in the investigation no longer work for The Company. In the event that any of the exemptions from registration with respect to the issuance of the Company’s common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company’s common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

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

NOTE K - FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC 825-10 on October 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE K —FAIR VALUE MEASUREMENT (continued)

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The following table sets forth the Company’s short and long-term investments as of September 30, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and liabilities at fair Value
Assets:
Cash	$213,307	$-	$-	$213,307

Liabilities:
Convertible notes payable	$-	$2,410,411	$-	$2,410,411

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE L - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the years ended September 30, 2009 and 2008, the Company has a negative working capital of $2.9 million and $15.6 million, incurred a net loss from operations of $6.9 million and $4.1 million and has a capital deficiency of $1.7 million and $14 million, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE M – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing, December 23, 2009.

10% Secured Convertible Promissory Notes dated October 14, 2009

On October 14, 2009, the Company issued an aggregate of $270,000 convertible promissory notes due October 14, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.092674218 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.092674218 per share. The Company has granted the noteholder a security interest in all the Company’s assets.