Form 10-Q
period 2009-12-31
APPLIED DNA SCIENCES INC
filed 2010-02-11
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
☐  Yes  ☒  No

As of February 11, 2010, the registrant had 275,204,070 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2009

Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash	$6,022	$213,307
Accounts Receivable	16,006	47,302
Prepaid expenses	51,962	79,436
Total current assets	73,990	340,045

Property, plant and equipment-net of accumulated depreciation of $201,472 and $199,119, respectively	9,390	11,743

Other assets:
Deposits	8,322	8,322
Capitalized finance costs-net of accumulated amortization of $670,391 and $615,611, respectively	132,109	146,389

Intangible assets:
Patents, net of accumulated amortization of $34,257 and $34,112, respectively (Note B)	-	145
Intellectual property, net of accumulated amortization and write off of $8,521,422 and $8,430,474, respectively (Note B)	909,478	1,000,426

Total Assets	$1,133,289	$1,507,070

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note C)	$1,058,318	$843,491
Advances from related party (Note E)	150,000	-
Convertible notes payable, net of unamortized discount of $191,253 and $319,589, (Note D)	2,808,747	2,410,411
Total current liabilities	4,017,065	3,253,902

Commitments and contingencies (Note H)	-	-

Deficiency in Stockholders’ Equity (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2009 and September 30, 2009	-	-
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 275,204,070 issued and outstanding as of December 31, 2009 and September 30, 2009	275,204	275,204
Additional paid in capital	142,080,731	141,409,667
Accumulated deficit	(145,239,711)	(143,431,703)
Total deficiency in stockholders’ equity	(2,883,776)	(1,746,832)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,133,289	$1,507,070

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,
	2009	2008

Sales	$72,715	$146,575
Cost of sales	(14,434)	(43,741)
Gross Profit	58,281	102,834

Operating expenses:
Selling, general and administrative	1,542,135	2,764,009
Research and development	6,148	62,529
Depreciation and amortization	93,446	108,984

Total operating expenses	1,641,729	2,935,522

NET LOSS FROM OPERATIONS	(1,583,448)	(2,832,688)

Other income (Note C)	-	-
Interest expense, net	(224,260)	(482,829)

Net loss before provision for income taxes	(1,807,708)	(3,315,517)

Income taxes (benefit)	300	497

NET LOSS	$(1,808,008)	$(3,316,014)

Net loss per share-basic and fully diluted	$(0.01)	$(0.01)

Weighted average shares outstanding-
Basic and fully diluted	275,204,070	222,657,096

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,808,008)	$(3,316,014)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	93,446	108,984
Fair value of vested options issued to officers, directors and employees	296,844	1,850,247
Amortization of capitalized financing costs	54,780	83,784
Amortization of debt discount attributable to convertible debentures	149,679	417,934
Equity based compensation	352,877	-
Change in assets and liabilities:
Decrease in accounts receivable	31,296	4,151
Decrease in prepaid expenses and deposits	27,474	31,250
Increase (decrease) in accounts payable and accrued liabilities	214,827	234,405
Net cash used in operating activities	(586,785)	(585,259)

Cash flows from financing activities:
Net proceeds from related party advances	150,000	-
Net proceeds from issuance of convertible notes	229,500	500,000
Net cash provided by financing activities	379,500	500,000

Net decrease in cash and cash equivalents	(207,285)	(85,259)
Cash and cash equivalents at beginning of period	213,307	136,405
Cash and cash equivalents at end of period	$6,022	$51,146

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash transactions:
Fair value of vested options issued to officers, directors and employees	$296,844	$1,850,247
Equity based compensation	$352,877	$-
Common stock issued in exchange for previously incurred debt	$-	$2,860,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2009 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2009, the Company has accumulated losses of $145,239,711.

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Applied DNA Operations Management, Inc., APDN (B.V.I.), Inc. and Applied DNA Sciences Europe Limited. Significant inter-company transactions have been eliminated in consolidation.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2009 and September 30, 2009, the Company did not record any deferred revenue for the respective periods.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2009 and September 30, 2009, the Company has deemed that no allowance for doubtful accounts was necessary.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At December 31, 2009 and September 30, 2009 property and equipment consist of:

	December 31, 2009 (unaudited)	September 30, 2009
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated depreciation	(201,472)	(199,119)
Net	$9,390	$11,743

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. For the three months ended December 31, 2009 and 2008, common equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive. Fully diluted shares outstanding were 336,290,914 and 253,851,073 for the three month periods ended December 31, 2009 and 2008, respectively.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method. Stock-based compensation expense recognized under ASC 718-10 for the three months  ended December 31, 2009 and 2008 were $296,844 and $-0-, respectively.

As of December 31, 2009, 38,920,000 employee stock options were outstanding with 25,874,205 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $6,148 and $62,529 for the three month periods ended December 31, 2009 and 2008, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $13,055 and $14,337 as advertising costs for the three month periods ended December 31, 2009 and 2008, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Fair Value of Financial Instruments

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote I for further discussion regarding fair valuation.

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recently Adopted Accounting Principles

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

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets”. ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. ASC 815-10 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Accounting Standards Codification 815-10, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As ASC 815-10 relates specifically to disclosures, it currently has no impact on the Company’s unaudited condensed consolidated financial statements.

In June 2008, the FASB ratified ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. ASC 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008.  The adoption of this ASC did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies —an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its unaudited condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note K for disclosures regarding our subsequent events.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this ASC did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding the application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The identifiable intangible assets acquired and their carrying values at December 31, 2009 and September 30, 2009, respectively, are as follows:

	December 31, 2009 (unaudited)	September 30, 2009
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets- Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated Amortization	(2,900,668)	(2,809,575)
Impairment (See below)	(5,655,011)	(5,655,011)
Net:	$909,478	1,000,571
Residual value:	$0	0

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

Total amortization expense charged to operations for the three month periods ended December 31, 2009 and 2008 were $91,093 and $91,966, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and September 30, 2009 are as follows:

	December 31, 2009 (unaudited)	September 30, 2009
Accounts payable	$749,871	$593,025
Accrued consulting fees	102,500	102,500
Accrued interest payable	185,348	110,767
Accrued salaries payable	20,599	37,199
Total	$1,058,318	$843,491

Registration Rights Liquidated Damages

In private placements in November and December, 2003, December, 2004, and January and February, 2005, the Company issued secured convertible promissory notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. The liquidated damages are equal to 3.5% per month of the face amount of the notes, which equals $367,885, with no limitations. During the year ended September 30, 2008, the SEC declared effective the Company’s registration statement with respect to the common stock underlying the notes and warrants. As of September 30, 2009, the Company concluded that the payment of liquidated damages under these commitments was not probable. Accordingly, the Company reversed the accrued expenses for the potential liquidated damages of $12,023,888 as other income in the statement of operations during the year ended September 30, 2009.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009
Secured Convertible Note Payable dated October 21, 2008, net of unamortized debt discount of $-0- and $14,591, respectively (see below)	500,000	485,409
Secured Convertible Note Payable dated January 29, 2009, net of unamortized debt discount of $5,679 and $23,693, respectively (see below)	144,321	126,307
Secured Convertible Note Payable dated February 27, 2009, net of unamortized debt discount of $8,883 and $22,975, respectively (see below)	191,117	177,025
Secured Convertible Note Payable dated March 30, 2009, net of unamortized debt discount of $23,629 and $48,054, respectively (see below)	226,371	201,946
Secured Convertible Note Payable dated April 14, 2009, net of unamortized debt discount of $35,329 and $66,581, respectively (see below)	264,671	233,419
Secured Convertible Note Payable dated June 22, 2009, net of unamortized debt discount of $21,189 and $32,457, respectively (see below)	228,811	217,543
Secured Convertible Note Payable dated June 30, 2009, net of unamortized debt discount of $12,159 and $18,374, respectively (see below)	137,841	131,626
Secured Convertible Note Payable dated August 21, 2009, net of unamortized debt discount of $42,299 and $59,000, respectively (see below)	387,701	371,000
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $12,652 and $16,932, respectively (see below)	237,348	233,068
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $12,652 and $16,932, respectively (see below)	237,348	233,068
Secured Convertible Note Payable dated October 14, 2009, net of unamortized debt discount of $16,782 (see below)	253,218
	2,808,747	2,410,411
Less: current portion	(2,808,747)	(2,410,411)
	$-	$-

10% Secured Convertible Promissory Note dated October 21, 2008

On October 21, 2008, the Company issued a $500,000 related party convertible promissory note to a related party due October 21, 2009 with interest at 10% per annum due upon maturity. The date of maturity of the note was extended to a future date. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.02617152 per share, which is equal to a 30% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.02617152 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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
DECEMBER 31, 2009
 (unaudited)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($279,188) and warrants ($34,104) to debt discount, aggregating $313,292, which will be amortized to interest expense over the term of the Notes. Amortization of $14,591 and $64,375 was recorded for the three month periods ended December 31, 2009 and 2008, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($61,974) and warrants ($9,498) to debt discount, aggregating $71,472, which will be amortized to interest expense over the term of the Notes. Amortization of $18,015 was recorded for the three month period ended December 31, 2009.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($55,905) will be amortized to interest expense over the term of the Notes. Amortization of $14,091 was recorded for the three month period ended December 31, 2009.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($96,905) will be amortized to interest expense over the term of the Notes. Amortization of $24,425 was recorded for the three month period ended December 31, 2009.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($123,990) will be amortized to interest expense over the term of the Notes. Amortization of $31,252 was recorded for the three month period ended December 31, 2009.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($44,705) will be amortized to interest expense over the term of the Notes. Amortization of $11,268 was recorded for the three month period ended December 31, 2009.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,657) will be amortized to interest expense over the term of the Notes. Amortization of $6,215 was recorded for the three month period ended December 31, 2009.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($66,262) will be amortized to interest expense over the term of the Notes. Amortization of $16,702 was recorded for the three month period ended December 31, 2009.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) will be amortized to interest expense over the term of the Notes. Amortization of $4,279 was recorded for the three month period ended December 31, 2009.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) will be amortized to interest expense over the term of the Notes. Amortization of $4,279 was recorded for the three month period ended December 31, 2009.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated October 14, 2009

On October 14, 2009, the Company issued an aggregate of $270,000 convertible promissory note due October 14, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.092674218 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.092674218 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $21,343 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) will be amortized to interest expense over the term of the Notes. Amortization of $4,561 was recorded for the three month period ended December 31, 2009.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2009 and September 30, 2009,there were $150,000 and $-0- advances outstanding, respectively.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 410,000,000 shares of common stock, with a $0.001 par value per share as the result of a shareholder meeting conducted on May 16, 2007. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of December 31, 2009, there were 275,204,070 shares of common stock issued and outstanding.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s common stock.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Exercise Prices	Number Outstanding	Warrants Outstanding Remaining Contractual Life (Years)	Weighted Average Exercise Price	Weighted Average Exercisable	Exercisable Weighted Average Exercise Price
$0.06	2,000,000	4.14	$0.06	2,000,000	$0.06
$0.07	200,000	2.21	$0.07	200,000	$0.07
$0.09	16,400,000	1.67	$0.09	16,400,000	$0.09
$0.10	1,500,000	3.24	$0.10	1,500,000	$0.10
$0.50	27,100,000	1.83	$0.50	27,100,000	$0.50
$0.75	14,797,000	0.10	$0.75	14,797,000	$0.75
	61,997,000			61,997,000

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2008	63,980,964	$0.46
Granted	5,000,000	0.20
Exercised	—
Canceled or expired	(4,160,464)	(0.69)
Outstanding at September 30, 2009	64,820,500	$0.43
Granted	—	—
Exercised	—	—
Canceled or expired	(2,823,500)	(0.60)
Balance, December 31, 2009	61,997,000	$0.43

Aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2009 was $-0-.  Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $0.06 as of December 31, 2009, and the exercise price multiplied by the number of warrants outstanding.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07	1,000,000	4.40	$0.07	—	$0.07
0.09	1,500,000	1.92	0.09	1,500,000	0.09
0.11	36,420,000	3.72	0.11	18,210,000	0.11
	38,920,000		$0.11	19,710,000	$0.11

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2008	5,660,000	$0.47
Granted	38,670,000	0.11
Exercised	(1,125,000)	0.10
Cancelled or expired	(4,285,000)	0.60
Outstanding at September 30, 2009	38,920,000	$0.11
Granted	-
Exercised	-
Canceled or expired	-
Outstanding at December 31, 2009	38,920,000	$0.11

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $-0-.  Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $0.06 as of December 31, 2009, and the exercise price multiplied by the number of options outstanding.

The Company recorded $296,844 as stock compensation expense for the three month period ended December 31, 2009 for the vesting portion of all employee options outstanding.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating lease in Stony Brook, New York for its corporate use, expiring in October 2010. In November 2005, the Company vacated the Los Angeles facility to relocated to the new Stony Brook New York address  Total lease rental expenses for the three month periods ended December 31, 2009 and 2008, was $20,275 and $18,638, respectively.

Employment and Consulting Agreements

The Company has consulting agreement with an outside contractor, who is also a Company stockholder. The agreement is generally month to month. The Company recorded $25,000 of consulting expenses for the three month period ended December 31, 2009 related to this agreement.

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

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract. In March 2005, the Company entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000. In addition, the consulting agreement provided for the issuance by the Company to Intervex of a five-year warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $.75. Intervex asserts that the Company owes them 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of the Company’s common stock. The Company has counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper. The Company filed a motion for summary judgment and Intervex filed a cross-motion for summary judgment.  Oral arguments were heard on January 28, 2010 on both motions. This matter is in the early stages of discovery. We intend to vigorously defend against the claims asserted against us.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

Matters Voluntarily Reported to the SEC and Securities Act Violations

The Company previously disclosed that we investigated the circumstances surrounding certain issuances of 8,550,000 shares to employees and consultants in July 2005, and engaged outside counsel to conduct this investigation. The Company has voluntarily reported its current findings from the investigation to the SEC, and it has agreed to provide the SEC with further information arising from the investigation. The Company believes that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both its former President and its former Chief Financial Officer/Chief Operating Officer without approval of the Board of Directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act of 1933, as amended. The members of the Company’s management who effectuated the stock issuances that are being examined in the investigation no longer work for the Company. In the event that any of the exemptions from registration with respect to the issuance of the Company’s common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company’s common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

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

NOTE I - FAIR VALUE MEASUREMENT

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE I —FAIR VALUE MEASUREMENT (continued)

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

The following table sets forth the Company’s short and long-term investments as of December 31, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by ASC 825-10, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets and liabilities at fair Value
Assets:
Cash	$6,022	$-	$-	$6,022

Liabilities:
Convertible notes payable	$-	$2,808,747	$-	$2,808,747

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
 (unaudited)

NOTE J - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the three month period ended December 31, 2009, the Company incurred a loss of $1,808,008.  Additionally, the Company has a negative working capital of $3,943,075 and $2,913,857 as of December 31, 2009 and September 30, 2009, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing DNA embedded biotechnology security solutions in the United States and Europe and there can be no assurance that the Company’s efforts will be successful and no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

NOTE K – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing, February 11, 2010.

10% Secured Convertible Promissory Notes dated January 7, 2010

On January 7, 2010, the Company issued a $50,000 convertible promissory note due January 7, 2011 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.052877384 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.052877384 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

Plan of Operations

General

To date, our operations have produced insignificant revenues.  We have continued to incur expenses and have limited sources of liquidity. We expect to generate revenues principally from sales of our SigNature Program, and BioMaterial Genotyping.  We are currently attempting to develop business in the following target markets: cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets. We currently have sufficient funds to conduct our operations until approximately March 2010.

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;
●	Allowance for doubtful accounts; and
●	Fair value of intangible asset.

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

We evaluate the recoverability of long-lived assets annually or more often if events and circumstances warrant. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2009 and 2008

Revenues

For the three months ended December 31, 2009, we generated $72,715 in revenues from operations, principally from the sales of Authentication Services and sales of our Signature DNA, and our cost of sales for the three months ended December 31, 2009 was $14,434, netting us a gross profit of $58,281. For the three months ended December 31, 2008, we generated $146,575 in revenues from operations and our cost of sales for the three months ended December 31, 2009 was $43,741, netting us a gross profit of $102,834. The decrease in sales for the three months ended December 31, 2009 compared to the three months ended December 31, 2009, was primarily caused by the general economic slowdown, especially in the BioActive ingredients market.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $2,764,009 for the three months ended December 31, 2008 to $1,542,135 for the three months ended December 31, 2009. The decrease of $1,221,874, or 44.2%, is primarily attributable to the fair value of vested options granted to officers and employees in 2008, net with a decrease in cost incurred in connection with professional services.

Research and Development

Research and development expenses decreased from $62,529 for the three months ended December 31, 2008 to $6,148 for the three months ended December 31, 2009. The decrease of $56,381 is attributed to less research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended December 31, 2009, depreciation and amortization decreased by $15,538 from $108,984 for the three months ended December 31, 2008 to $93,446 for the three months ended December 31, 2009.  The decrease is attributable to the aging of our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $1,641,729 for the three months ended December 31, 2009 from $2,935,522 for the three months ended December 31, 2008, or a decrease of $1,293,793 primarily attributable to the fair value of vested options granted to officers and employees in 2008 and less R&D expenditures, net with a decrease in costs incurred in connection with professional services.

Interest Expenses

Interest expense for the three months ended December 31, 2009 decreased by $258,569 to $224,260 from $482,829 for the three months ended December 31, 2008. The decrease in interest expense was due to lower borrowing costs during the year 2009.

Net Income (Loss)

Net loss for the three months ended December 31, 2009 decreased to $1,808,008 from a net loss of $3,316,014 or the three months ended December 31, 2008 primarily attributable to factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources. In fiscal 2009, and in prior fiscal years, we have been relying in part on cash infusions from our President, Chairman and Chief Executive Officer, James A. Hayward, in order to fund our operations.  During fiscal 2009, Dr. Hayward provided $1,500,000 in new loans.  Curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations, including our ability to meet our payroll and accounts payable obligations.

As of December 31, 2009, we had a working capital deficit of $3,943,075.  For the three months ended December 31, 2009, we generated a net cash flow deficit from operating activities of $586,785 consisting primarily of year to date loss of $1,808,008.  Non cash adjustments included $297,905 in depreciation and amortization charges and $649,721 for equity based compensation.  Additionally, we had a net decrease in assets of $58,770 and a net increase in current liabilities of $214,827.  Cash provided by financing activities for the three months ended December 31, 2009 totaled $379,500 consisting of proceeds from the issuance of convertible debt, net of the capitalized financing costs and related party advances.

We expect capital expenditures to be less than $200,000 in fiscal 2010.  Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately March 2010.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Fiscal 2010 (through January 31, 2010)

Since October 1, 2009, we issued and sold an aggregate principal amount of $320,000 in secured convertible promissory notes bearing interest at 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.

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

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $50,000 on the acquisition of leasehold improvements during the next 12 months.  We believe our current leased space as well as the facility from which we lease space has adequate capacity to manage our growth, if any, over the next 2 to 3 years.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles in the United States of America that contemplate our continuance as a going concern. Our auditors, in their report dated December 23, 2009, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract. In March 2005, we entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000. In addition, the consulting agreement provided for the issuance by us to Intervex of a five-year warrant to purchase 250,000 shares of our common stock with an exercise price of $.75. Intervex asserts that we owe it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock. We have counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper. We filed a motion for summary judgment and Intervex filed a cross-motion for summary judgment.  Oral arguments were heard on January 28, 2010 on both motions. This matter is in the early stages of discovery. We intend to vigorously defend against the claims asserted against us.

Item 1A - Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Below are new or updated risk factors from those appearing in our Annual Report on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2009, we issued and sold an aggregate of $270,000 principal amount secured promissory notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act of 1933, as amended. The promissory notes and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on October 14, 2010 at a conversion price of $0.092674218 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the noteholders at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the Automatic Conversion Price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the promissory notes on three days written notice (during which period the holders can elect to convert the promissory notes).  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on October 14, 2010.  Until the principal and accrued but unpaid interest under the promissory notes are paid in full, or converted into shares of our common stock, the promissory notes will be secured by a security interest in all of our assets. Arjent Services LLC, a registered broker dealer firm, (the “Placement Agent”), acted as our placement agent. In connection with the sale of promissory notes, we paid the Placement Agent commissions and discounts aggregating $40,500. We claim an exemption from the registration requirements of the Securities Act, for the private placement of the promissory notes pursuant to Regulation D of the Securities Act because each of the promissory notes was made in a sale by the issuer not involving a public offering.

On January 7, 2010, we issued and sold a $50,000 principal amount secured promissory note bearing interest at a rate of 10% per annum to Glenn A. Little.  The promissory note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on January 7, 2011 at a conversion price of $0.052877384 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days written notice (during which period the holder can elect to convert the note).  The promissory note bears interest at the rate of 10% per annum and is due and payable in full on January 7, 2011.  Until the principal and accrued but unpaid interest under the promissory note are paid in full, or converted into shares of our common stock, the promissory note will be secured by a security interest in all of our assets.  We issued the securities to Glenn A. Little in a private placement exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

For additional information concerning our sales of unregistered securities during the period covered by this report and subsequent to the period covered by this report, please refer to Note D and Note K, respectively, to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report, which are incorporated herein by reference.

Item 3 - Defaults on Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

As a company that reports under Section 15(d) of the Securities Exchange Act, we are not subject to the proxy rules of Section 14.  In accordance with Delaware law and pursuant to our bylaws, we sought the approval of the matters described below through the solicitation of proxies.  Our annual meeting of stockholders was held on December 14, 2009.  At the meeting, the stockholders:

(1)
voted to reelect the existing members of the board of directors, James A. Hayward, Yacov Shamash, and Sanford R. Simon, each for a one-year term or until their successors are duly elected and qualified;

(2)	to ratify the appointment of RBSM LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below.

MATTER	FOR	AGAINST/ WITHHELD	ABSTAINED

(1) Election of Directors:
James A. Hayward;	189,642,040	1,305,170
Yacov Shamash; and	189,470,236	1,476,974
Sanford R. Simon.	189,419,657	1,527,563

(2) Ratification of the appointment of RBSM LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009.	189,805,651	1,044,273	97,286

Item 5 - Other Information

None

Item 6 – Exhibits

10.1*#	Authentication Mark Agreement, dated December 14, 2009 by and between Applied DNA Sciences, Inc. and Nissha Printing Co., Ltd.
10.2*#	Authentication Mark Agreement, dated December 21, 2009 by and between Applied DNA Sciences, Inc. and ***
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

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

Applied DNA Sciences, Inc.

Dated: February 11, 2010	/s/ James A. Hayward, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

Dated: February 11, 2010	/s/ Kurt H. Jensen
Kurt H. Jensen
Chief Financial Officer (Duly authorized officer and principal financial officer)