Form 10-Q
period 2010-03-31
APPLIED DNA SCIENCES INC
filed 2010-05-10
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

631-444-8090
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
☐  Yes  ☒  No
As of May 5, 2010, the registrant had 302,254,790 shares of common stock outstanding.

Applied DNA Sciences, Inc.
Form 10-Q for the Quarter Ended March 31, 2010

Part I
Item 1 - Financial Statements
APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,929	$213,307
Accounts receivable	35,626	47,302
Prepaid expenses	25,085	79,436
Total current assets	159,640	340,045

Property, plant and equipment-net of accumulated depreciation of $202,875 and $199,119, respectively	7,987	11,743

Other assets:
Deposits	8,322	8,322
Capitalized finance costs-net of accumulated amortization of $726,641 and $615,611, respectively	75,859	146,389

Intangible assets:
Patents, net of accumulated amortization of $34,257 and $34,112, respectively (Note B)	-	145
Intellectual property, net of accumulated amortization and write off of $8,612,369 and $8,430,474, respectively (Note B)	818,531	1,000,426

Total Assets	$1,070,339	$1,507,070

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,149,808	$843,491
Advances, related party (Note E)	600,000	-
Convertible notes payable, net of unamortized discount of $102,533 and $319,589, (Note D)	2,447,467	2,410,411
Total current liabilities	4,197,275	3,253,902

Commitments and contingencies (Note H)	-	-

Deficiency in Stockholders’ Equity (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	-	-
Common stock, par value $0.001 per share; 410,000,000 shares authorized; 296,590,906 and 275,204,070 issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	296,591	275,204
Additional paid in capital	143,205,386	141,409,667
Accumulated deficit	(146,628,913)	(143,431,703)
Total deficiency in stockholders’ equity	(3,126,936)	(1,746,832)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,070,339	$1,507,070

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Sales	$187,275	$64,670	$259,990	$211,245
Cost of sales	(14,036)	(8,594)	(28,470)	(52,335)
Gross Profit	173,239	56,076	231,520	158,910

Operating expenses:
Selling, general and administrative	1,262,833	1,683,534	2,804,968	4,447,545
Research and development	20,654	40,860	26,802	103,389
Depreciation and amortization	92,350	105,645	185,796	214,627

Total operating expenses	1,375,837	1,830,039	3,017,566	4,765,561

NET LOSS FROM OPERATIONS	(1,202,598)	(1,773,963)	(2,786,046)	(4,606,651)

Other income (Note C)	-	12,023,888	-	12,023,888
Interest expense, net	(186,604)	(212,222)	(410,864)	(695,051)

Net (loss) income before provision for income taxes	(1,389,202)	10,037,703	(3,196,910)	6,722,186

Income taxes (benefit)	-	-	300	497

NET (LOSS) INCOME	$(1,389,202)	$10,037,703	$(3,197,210)	$6,721,689

Net (loss) income per share-basic	$(0.00)	$0.04	$(0.01)	$0.03

Net (loss) income per share-fully diluted	$(0.00)	$0.04	$(0.01)	$0.02

Weighted average shares outstanding-
Basic	285,659,856	251,805,934	280,374,514	237,246,560

Fully diluted	285,659,856	279,523,227	280,374,514	279,523,227

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,197,210)	$6,721,689
Adjustments to reconcile net (loss) income to net used in operating activities:
Depreciation and amortization	185,796	214,627
Reversal of accrued penalty charges	-	(12,023,888)
Fair value of vested options issued to officers, directors and employees	587,235	2,148,118
Amortization of capitalized financing costs	111,030	102,904
Amortization of debt discount attributable to convertible debentures	273,502	601,048
Equity based compensation	613,699	403,959
Change in assets and liabilities:
Decrease in accounts receivable	11,676	11,400
Decrease in prepaid expenses and deposits	54,351	146,884
Increase in accounts payable and accrued liabilities	366,043	451,148
Net cash used in operating activities	(993,878)	(1,222,111)

Cash flows from investing activities:
Increase in restricted cash held in escrow	-	(150,000)
Net cash used in investing activities	-	(150,000)

Cash flows from financing activities:
Net proceeds from related party advances	600,000	-
Net proceeds from issuance of convertible notes	279,500	1,250,000
Net cash provided by financing activities	879,500	1,250,000

Net decrease in cash and cash equivalents	(114,378)	(122,111)
Cash and cash equivalents at beginning of period	213,307	136,405
Cash and cash equivalents at end of period	$98,929	$14,294

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Non-cash transactions:
Common stock issued in exchange for previously incurred debt and accrued interest	$559,726	$3,630,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("the SEC").

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2010, the Company has accumulated losses of $146,628,913.
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
MARCH 31, 2010
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2010 and September 30, 2009, the Company did not record any deferred revenue for the respective periods.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At March 31, 2010 and September 30, 2009, the Company has deemed that no allowance for doubtful accounts was necessary.

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
MARCH 31, 2010
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At March 31, 2010 and September 30, 2009, property and equipment consist of:

	March 31, 2010 (unaudited)	September 30, 2009
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated depreciation	(202,875)	(199,119)
Net	$7,987	$11,743
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
MARCH 31, 2010
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the three and six month periods ended March 31, 2010, common equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.
Fully diluted shares outstanding were 327,610,424 and 322,325,082 for the three and six month periods ended March 31, 2010.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method. Stock-based compensation expense recognized under ASC 718-10 for the six month periods ended March 31, 2010 and 2009 were $587,235 and $2,148,118, respectively.

As of March 31, 2010, 38,920,000 employee stock options were outstanding with 27,619,274 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.
The Company’s revenues earned from sale of products and services for the six months periods ended March 31, 2010 and 2009 included an aggregate of 73% and 77%, respectively from three customers of the Company’s total revenues.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $20,654 and $40,860 for the three month periods ended March 31, 2010 and 2009, respectively; and $26,802 and $103,389 for the six month periods ended March 31, 2010 and 2009, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $12,400 and $25,455 for the three and six month periods ended March 31, 2010, respectively, and $21,213 and 35,550 as advertising costs for the three and six month periods March 31, 2009, respectively.

Intangible Assets

The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful life for patents is five years while intellectual property uses a seven year useful life. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.

Fair Value of Financial Instruments

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Note I for further discussion regarding fair valuation.

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s unaudited condensed consolidated financial position, results of operations nor cash flows. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the SEC as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.
In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the SEC has stated the presumption that for certain shareholders escrowed shares represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The identifiable intangible assets acquired and their carrying values at March 31, 2010 and September 30, 2009, respectively, are as follows:

	March 31, 2010	September 30, 2009
	(unaudited)
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets- Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated Amortization	(2,991,615)	(2,809,575)
Impairment (See below)	(5,655,011)	(5,655,011)
Net:	$818,531	$1,000,571
Residual value:	$0	$0

Total amortization expense charged to operations for the three and six months ended March 31, 2010 was $90,947 and $182,040, respectively.  Total amortization expense charged to operations for the three and six months ended March 31, 2009 was $91,672 and $183,638, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010	September 30, 2009
	(unaudited)
Accounts payable	$827,841	$593,025
Accrued consulting fees	102,500	102,500
Accrued interest payable	188,403	110,767
Accrued salaries payable	31,064	37,199
Total	$1,149,808	$843,491

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

 NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (continued)

Registration Rights Liquidated Damages

In private placements in November and December, 2003, December, 2004, and January and February, 2005, the Company issued secured convertible promissory notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. The liquidated damages are equal to 3.5% per month of the face amount of the notes, which equals $367,885, with no limitations. During the year ended September 30, 2008, the SEC declared effective the Company’s registration statement with respect to the common stock underlying the notes and warrants. During the six month period ended March 31, 2009, the Company concluded that the payment of liquidated damages under these commitments was not probable. Accordingly, the Company reversed the accrued expenses for the potential liquidated damages of $12,023,888 as other income in the statement of operations during the six month period ended March 31, 2009.

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009

Secured Convertible Note Payable dated October 21, 2008, net of unamortized debt discount of $14,591 (Matured October 21, 2008)	$-	$485,409
Secured Convertible Note Payable dated January 29, 2009, net of unamortized debt discount of $-0- and $23,693, respectively (Matured January 29, 2010)	150,000	126,307
Secured Convertible Note Payable dated February 27, 2009, net of unamortized debt discount of $-0- and $22,975, respectively (Matured February 28, 2010)	200,000	177,025
Secured Convertible Note Payable dated March 30, 2009, net of unamortized debt discount of $-0- and $48,054, respectively (Matured March 30, 2010)	250,000	201,946
Secured Convertible Note Payable dated April 14, 2009, net of unamortized debt discount of $4,756 and $66,581, respectively (see below)	295,244	233,419
Secured Convertible Note Payable dated June 22, 2009, net of unamortized debt discount of $10,166 and $32,457, respectively (see below)	239,834	217,543
Secured Convertible Note Payable dated June 30, 2009, net of unamortized debt discount of $6,080 and $18,374, respectively (see below)	143,920	131,626
Secured Convertible Note Payable dated August 21, 2009, net of unamortized debt discount of $25,960 and $59,000, respectively (see below)	404,040	371,000
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $8,466 and $16,932, respectively (see below)	241,534	233,068
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $8,466 and $16,932, respectively (see below)	241,534	233,068
Secured Convertible Note Payable dated October 14, 2009, net of unamortized debt discount of $11,519 (see below)	258,481	-
Secured Convertible Note Payable dated January 7, 2010, net of unamortized debt discount of $27,120 (see below)	22,880	-
	2,447,467	2,410,411
Less: current portion	(2,447,467)	(2,410,411)
	$-	$-

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($279,188) and warrants ($34,104) to debt discount, aggregating $313,292, which will be amortized to interest expense over the term of the note. Amortization of $14,591was recorded for  six month periods ended March 31, 2010, and $77,250 and $141,625 was recorded for the three and six month periods ended March 31, 2009, respectively.

On February 15, 2010, the Company issued 21,386,836 shares of common stock in settlement of the convertible note and related interest.

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
MARCH 31, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($61,974) and warrants ($9,498) to debt discount, aggregating $71,472, which will be amortized to interest expense over the term of the note. Amortization of $5,679 and $23,693 was recorded for the three and six month periods ended March 31, 2010, respectively, and $11,945 was recorded for the three and six month periods ended March 31, 2009.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($55,905) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $8,884 and $22,975 was recorded for the three and six month periods ended March 31, 2010, respectively, and $4,901 was recorded for the three and six month periods ended March 31, 2009.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($96,905) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $23,629 and $48,054 was recorded for the three and six month periods ended March 31, 2010, respectively and $265 was recorded for the three and six month periods ended March 31, 2009, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($123,990) will be amortized to interest expense over the term of the Notes. Amortization of $30,573 and $61,825 was recorded for the three and six month periods ended March 31, 2010, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($44,705) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $11,023 and $22,291 was recorded for the three and six month periods ended March 31, 2010, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,657) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $6,080 and $12,295 was recorded for the three and six month periods ended March 31, 2010, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Notes dated August 21, 2009

On August 21, 2009, the Company issued an aggregate of $430,000 convertible promissory notes due August 21, 2010 with interest at 10% per annum due upon maturity. The notes are convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.095312615 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.095312615 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($66,262) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $16,339 and $33,040 was recorded for the three and six month periods ended March 31, 2010, respectively.

10% Secured Convertible Promissory Notes dated September 30, 2009

On September 30, 2009, the Company issued an aggregate of $250,000 convertible promissory notes due September 30, 2010 with interest at 10% per annum due upon maturity. The notes are convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.121732857 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the notes, including any accrued and unpaid interest, are automatically convertible at $0.121732857 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $16,978 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes' maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $4,186 and $8,466 was recorded for the three and six month periods ended March 31, 2010, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $4,186 and $8,466 was recorded for the three and six month periods ended March 31, 2010, respectively.

10% Secured Convertible Promissory Notes dated October 14, 2009

On October 14, 2009, the Company issued an aggregate of $270,000 convertible promissory notes due October 14, 2010 with interest at 10% per annum due upon maturity. The notes are convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.092674218 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the notes, including any accrued and unpaid interest, are automatically convertible at $0.092674218 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $5,263 and $9,824 was recorded for the three and six month periods ended March 31, 2010, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $35,103 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($35,103) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $7,982 was recorded for the three and six month periods ended March 31, 2010.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2010 and September 30, 2009, there were $600,000 and $-0- advances outstanding, respectively.

During the six months ended March 31, 2010, the Company issued 21,386,836 shares of common stock in exchange for settlement of the $500,000 related party convertible promissory note dated October 21, 2008 and accrued interest of $59,726.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 410,000,000 shares of common stock, with a $0.001 par value per share as the result of a shareholder meeting conducted on May 16, 2007. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of March 31, 2010, there were 296,590,906 shares of common stock issued and outstanding.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)
Exercise Prices	Number Outstanding	Warrants Outstanding Remaining Contractual Life (Years)	Weighted Average Exercise Price	Weighted Average Exercisable	Exercisable Weighted Average Exercise Price
$0.06	2,000,000	3.89	$0.06	2,000,000	$0.06
$0.07	200,000	1.96	$0.07	200,000	$0.07
$0.09	16,400,000	1.42	$0.09	16,400,000	$0.09
$0.10	1,500,000	2.99	$0.10	1,500,000	$0.10
$0.50	27,100,000	1.62	$0.50	27,100,000	$0.50
	47,200,000			47,200,000

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2008	63,980,964	$0.46
Granted	5,000,000	0.20
Exercised	—
Canceled or expired	(4,160,464)	(0.69)
Outstanding at September 30, 2009	64,820,500	$0.43
Granted	—	—
Exercised	—	—
Canceled or expired	(17,620,500)	(0.73)
Balance, March 31, 2010	47,200,000	$0.32

Aggregate intrinsic value of warrants outstanding and exercisable at March 31, 2010 was $20,000.  Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $0.07 as of March 31, 2010, and the exercise price multiplied by the number of warrants outstanding.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of March 31, 2010 a total of 8,550,000 shares have been issued and options to purchase 38,920,000 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07	1,000,000	4.40	$0.07	250,000	$0.07
0.09	1,500,000	1.92	0.09	1,500,000	0.09
0.11	36,420,000	3.72	0.11	18,210,000	0.11
	38,920,000		$0.11	19,960,000	$0.11

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2008	5,660,000	$0.47
Granted	38,670,000	0.11
Exercised	(1,125,000)	0.10
Cancelled or expired	(4,285,000)	0.60
Outstanding at September 30, 2009	38,920,000	$0.11
Granted	-
Exercised	-
Canceled or expired	-
Outstanding at March 31, 2010	38,920,000	$0.11

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was $-0-.  Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $0.07 as of March 31 2010, and the exercise price multiplied by the number of options outstanding.

The Company recorded $290,391 and $587,235 as stock compensation expense for the three and six month periods ended March 31, 2010 for the vesting portion of all employee options outstanding, respectively.

NOTE H- COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating lease in Stony Brook, New York for its corporate use, expiring in October 2010. In November 2005, the Company vacated the Los Angeles facility to relocate to the Stony Brook, New York facility.

At March 31, 2010, the minimum future lease payments for the Company’s office space under its non-cancelable operating lease is $47,300.

Total lease rental expense for the three and six month periods ended on March 31, 2010 was $20,275 and $40,550, respectively.

Total lease rental expense for the three and six month periods ended on March 31, 2009 was $21,366 and $40,004, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

Employment and Consulting Agreements

The Company has a consulting agreement with an outside contractor, who is also a Company stockholder. The agreement is generally month to month. The Company recorded $50,000 of consulting expenses for the six month period ended March 31, 2010 related to this agreement.

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

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract. In March 2005, the Company entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000. In addition, the consulting agreement provided for the issuance by the Company to Intervex of a five-year warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $.75. Intervex asserts that the Company owes them 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of the Company’s common stock. The Company has counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper. The Company filed a motion for summary judgment and Intervex filed a cross-motion for summary judgment.  The court denied both motions on April 19, 2010. This matter is in the early stages of discovery. We intend to vigorously defend against the claims asserted against us.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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
MARCH 31, 2010
 (unaudited)

NOTE I —FAIR VALUE MEASUREMENT

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
 (unaudited)

NOTE J - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the six month period ended March 31, 2010, the Company incurred a net loss of $3,197,210.  Additionally, the Company has a negative working capital of $4,037,635 and $2,913,857 as of March 31, 2010 and September 30, 2009, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.
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

In order to improve the Company’s liquidity, the Company has entered into an engagement letter with an investment bank to pursue additional convertible debt financing. There can be no assurance the Company will be successful in its effort to secure such financing.

NOTE K – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing, May 10, 2010.

In April 2010, the Company issued an aggregate of 4,663,884 shares of common stock in settlement of $300,000 of convertible notes and related interest.

In May 2010, the Company issued 1,000,000 shares of common stock for services rendered.

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

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including Item 1 "Business" and Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

 Plan of Operations

 General

 To date, our operations have produced insignificant revenues.  We have continued to incur expenses and have limited sources of liquidity. We expect to generate revenues principally from sales of our SigNature Program and BioMaterial Genotyping.  We are currently attempting to develop business in the following target markets: cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets. We currently have sufficient funds to conduct our operations until approximately July 2010. We entered into an engagement letter with an investment bank to pursue additional convertible debt financing. There can be no assurance the Company will be successful in its efforts to secure such financing.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

For the three months ended March 31, 2010, we generated $187,275 in revenues from operations, principally from the sales of Authentication Services and sales of our Signature DNA, and our cost of sales for the three months ended March 31, 2010 was $14,036, netting us a gross profit of $173,239.  For the three months ended March 31, 2009, we generated $64,670 in revenues from operations, principally from the sales of our now discontinued BioActive Ingredients, and our cost of sales for the three months ended March 31, 2009 was $8,594, netting us a gross profit of $56,076.  The increase in sales for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily caused by increased volume and added customers in 2010.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $1,683,534 for the three months ended March 31, 2009 to $1,262,833 for the three months ended March 31, 2010.  The decrease of $420,701, or 25%, is primarily attributable to the fair value of vested options granted to officers and employees in 2009, as compared to 2010.

Research and Development

Research and development expenses decreased from $40,860 for the three months ended March 31, 2009 to $20,654 for the three months ended March 31, 2010.  The decrease of $20,206 is attributed to less research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended March 31, 2010, depreciation and amortization decreased by $13,295 from $105,645 for the three months ended March 31, 2009 to $92,350 for the three months ended March 31, 2010.  The decrease is attributable to the aging of our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $1,375,837 for the three months ended March 31, 2010 from $1,830,039 for the three months ended March 31, 2009, or a decrease of $454,202, primarily attributable to the fair value of vested options granted to officers and employees in 2009 and less research and development expenditures.

Other Income/Loss

During the three months ended March 31, 2009, we determined that future payments of liquidated damages on previously issued notes were not probable. Therefore, we adjusted our accrual from $12,023,888 to $-0- resulting in a gain of $12,023,888 as compared to $-0- for 2010.

Interest Expenses

Interest expense for the three months ended March 31, 2010 decreased by $25,618 to $186,604 from $212,222 for the three months ended March 31, 2009.  The decrease in interest expense was due to the conversion into common stock in 2010 of the convertible notes issued in connection with financings completed in 2009.

Net income (loss)

Net loss for the three months ended March 31, 2010 was $1,389,202 as compared to net income of $10,037,703 for the three months ended March 31, 2009, primarily attributable to our accrual adjustment for liquidated damages in 2009 as described in other income/expense above.

Comparison of Results of Operations for the Six Months Ended March 31, 2010 and 2009

Revenues

For the six months ended March 31, 2010, we generated $259,990 in revenues from operations, principally from the sales of Authentication Services and sales of our Signature DNA, and our cost of sales for the six months ended March 31, 2010 was $28,470, netting us a gross profit of $231,520. For the six months ended March 31, 2009, we generated $211,245 in revenues from operations, principally from the sales of our now discontinued BioActive Ingredients, and our cost of sales for the six months ended March 31, 2009 was $52,335, netting us a gross profit of $158,910.  The increase in sales for the six months ended March 31, 2010, compared to the six months ended March 31, 2009, was primarily caused by increased volume and added customers in 2010.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $4,447,545 for the six months ended March 31, 2009 to $2,804,968 for the six months ended March 31, 2010.  The decrease of $1,642,577, or 37%, is primarily attributable to the fair value of vested options granted to officers and employees in 2009 as compared to 2010.

Research and Development

Research and development expenses decreased from $103,389 for the six months ended March 31, 2009 to $26,802 for the six months ended March 31, 2010.  The decrease of $76,587 is attributed to less research and development activity related to the recent development and feasibility study agreements.

Depreciation and Amortization

In the six months ended March 31, 2010, depreciation and amortization decreased by $28,831 from $214,627 for the six months ended March 31, 2009 to $185,796 for the six months ended March 31, 2010.  The decrease is attributable to the reduced depreciation/additions to our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $3,017,566 for the six months ended March 31, 2010 from $4,765,561 for the six months ended March 31, 2009, or a decrease of $1,747,995, primarily attributable to equity based payments in the six months ended March 31, 2009 as compared to the same period in 2010.

Other Income/Loss

During the six months ended March 31, 2009, we determined that future payments of liquidated damages on previously issued notes were not probable. Therefore, we adjusted our accrual from $12,023,888 to $-0- resulting in a gain of $12,023,888 as compared to $-0- for 2010.

Interest Expenses

Interest expense for the six months ended March 31, 2010 decreased by $284,187 to $410,864 from $695,051 for the six months ended March 31, 2009.  The decrease in interest expense was due to the conversion into common stock in 2010 of the convertible notes issued in connection with financings completed in 2009.

Net income (loss)

Net loss for the six months ended March 31, 2010 was $3,197,210 as compared to net income of $6,721,689 in the prior period primarily attributable to our other income adjustment described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources. In fiscal 2009, and in prior fiscal years, we have been relying in part on cash infusions from our President, Chairman and Chief Executive Officer, James A. Hayward, in order to fund our operations.  During the six months ended March 31, 2010 and fiscal year ended September 30, 2009, Dr. Hayward provided $600,000 and $1,500,000, respectively, in new loans.  Curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations, including our ability to meet our payroll and accounts payable obligations.

 As of March 31, 2010, we had a working capital deficit of $4,037,635.  For the six months ended March 31, 2010, we generated a net cash flow deficit from operating activities of $993,878 consisting primarily of year to date loss of $3,197,210.  Non cash adjustments included $570,328 in depreciation and amortization charges and $1,200,934 for equity based compensation.  Additionally, we had a net decrease in assets of $66,027 and a net increase in current liabilities of $366,043.  Cash provided by financing activities for the six months ended March 31, 2010 totaled $879,500 consisting of proceeds from the issuance of convertible debt and related party advances, net of the capitalized financing costs and related party payments.

 We expect capital expenditures to be less than $50,000 in fiscal 2010.  Our primary investments will be in laboratory equipment to support prototyping and our authentication services.
 Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

 While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately July 2010. We have entered into an engagement letter with an investment bank to pursue additional convertible debt financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a material source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. We intend to pursue the building of a re-seller network outside the United States, and if successful, the re-seller agreements would constitute a source of liquidity and capital over time. In order to obtain capital, we may need to sell additional shares of our common stock for which we may not have enough authorized shares or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding and execution of re-seller agreements outside the United States.

We need to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond July 2010.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

 Product Research and Development

 We anticipate spending approximately $50,000 for product research and development activities during the next twelve months.

 Acquisition of Plant and Equipment and Other Assets

 We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $15,000 on the acquisition of leasehold improvements during the next 12 months.  We believe our current leased space as well as the facility from which we lease space has adequate capacity to manage our growth, if any, over the next 2 to 3 years.

 Number of Employees

 We currently have 10 full-time employees and two part-time employees, including two in management, six in operations, three in sales and marketing and one in investor relations.  We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.

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

 Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

 Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract. In March 2005, we entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000. In addition, the consulting agreement provided for the issuance by us to Intervex of a five-year warrant to purchase 250,000 shares of our common stock with an exercise price of $.75. Intervex asserts that we owe it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of our common stock. We have counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper. We filed a motion for summary judgment and Intervex filed a cross-motion for summary judgment.  The court denied both motions on April 19, 2010. This matter is in the early stages of discovery. We intend to vigorously defend against the claims asserted against us.

 Item 1A - Risk Factors

None.

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

Item 4 – Removed and Reserved

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

Applied DNA Sciences, Inc.

Dated: May 10, 2010	/s/ James A. Hayward, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer