Form 10-Q
period 2010-06-30
APPLIED DNA SCIENCES INC
filed 2010-08-13
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
☐  Yes ☒  No

As of August 13, 2010, the registrant had 336,885,539 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2010

Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,566	$213,307
Accounts receivable	57,068	47,302
Prepaid expenses	102,657	79,436
Total current assets	181,291	340,045

Property, plant and equipment-net of accumulated depreciation of $204,750 and $199,119, respectively	6,112	11,743

Other assets:
Deposits	8,322	8,322
Capitalized finance costs-net of accumulated amortization of $773,778 and $615,611, respectively	96,222	146,389

Intangible assets:
Patents, net of accumulated amortization of $34,257 and $34,112, respectively (Note B)	-	145
Intellectual property, net of accumulated amortization and write off of $8,703,317 and $8,430,474, respectively (Note B)	727,583	1,000,426

Total Assets	$1,019,530	$1,507,070

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,234,684	$843,491
Convertible notes payable, net of unamortized discount of $54,666 and $319,589, (Note D)	1,645,334	2,410,411
Total current liabilities	2,880,018	3,253,902

Long term debt:
Convertible note payable-related party, net of unamortized discount of $18,847	656,153	-

Commitments and contingencies (Note H)	-	-

Deficiency in Stockholders' Equity (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2010 and September 30, 2009	-	-
Common stock, par value $0.001 per share; 800,000,000 shares authorized; 333,588,253 and 275,204,070 issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	333,588	275,204
Additional paid in capital	146,375,319	141,409,667
Accumulated deficit	(149,225,548)	(143,431,703)
Total deficiency in stockholders' equity	(2,516,641)	(1,746,832)

Total Liabilities and Deficiency in Stockholders' Equity	$1,019,530	$1,507,070

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Sales	$170,195	$22,925	$430,185	$234,170

Cost of sales	(19,658)	(2,521)	(48,128)	(54,856)

Gross Profit	150,537	20,404	382,057	179,314

Operating expenses:

Selling, general and administrative	2,510,119	982,945	5,315,087	5,430,490

Research and development	18,142	28,306	44,944	131,695

Depreciation and amortization	92,823	104,818	278,619	319,445

Total operating expenses	2,621,084	1,116,069	5,638,650	5,881,630

LOSS FROM OPERATIONS	(2,470,547)	(1,095,665)	(5,256,593)	(5,702,316)

Other income (Note C)	-	-	-	12,023,888

Interest expense, net	(126,388)	(234,940)	(537,252)	(929,991)

Net (loss) income before provision for income taxes	(2,596,935)	(1,330,605)	(5,793,845)	5,391,581

Income taxes (benefit)	-	-	-	572

NET (LOSS) INCOME	$(2,596,935)	$(1,330,605)	$(5,793,845)	$5,391,009

Net (loss) income per share-basic	$(0.01)	$(0.01)	$(0.02)	$0.02

Net (loss) income per share-fully diluted	$(0.00)	$(0.01)	$(0.02)	$0.02

Weighted average shares outstanding-

Basic	301,362,329	261,343,763	287,448,792	245,162,159

Fully diluted	301,362,329	261,343,763	287,448,792	291,705,369

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(5,793,845)	$5,391,009
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	278,619	319,445
Reversal of accrued penalty charges	-	(12,023,888)
Fair value of vested options issued to officers, directors and employees	1,969,483	2,451,677
Amortization of capitalized financing costs	158,167	121,666
Amortization of debt discount attributable to convertible debentures	335,342	796,932
Stock based compensation	956,438	403,959
Common stock issued in settlement of interest	102,794	-
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(9,766)	58,725
(Increase) decrease in prepaid expenses and deposits	(23,221)	160,533
Increase in accounts payable and accrued liabilities	497,248	483,408
Net cash used in operating activities	(1,528,741)	(1,836,533)

Cash flows from investing activities:
Increase in restricted cash held in escrow	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net proceeds from issuance of convertible notes	1,337,000	1,717,500
Net cash provided by financing activities	1,337,000	1,717,500

Net decrease in cash and cash equivalents	(191,741)	(119,033)
Cash and cash equivalents at beginning of period	213,307	136,405
Cash and cash equivalents at end of period	$21,566	$17,372

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash transactions:
Common stock issued in exchange for previously incurred debt	$1,800,000	$3,740,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and nine months ended June 30, 2010 and 2009 are unaudited. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited. Significant inter-company transactions have been eliminated in consolidation.

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
JUNE 30, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2010 and September 30, 2009, the Company did not record any deferred revenue for the respective periods.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At June 30, 2010 and September 30, 2009, the Company has deemed that no allowance for doubtful accounts was necessary.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company's temporary differences primarily consist of net operating loss carryforwards and differences related to issuances of equity instruments. However, a valuation allowance has been established as a reserve against any net deferred tax assets.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At June 30, 2010 and September 30, 2009, property and equipment consist of:

	June 30, 2010 (unaudited)	September 30, 2009
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated depreciation	204,750	(199,119)
Net	$6,112	$11,743

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the three and nine month periods ended June 30, 2010, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 371,785,665 and 362,372,128 for the three and nine month periods ended June 30, 2010.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method. Stock-based compensation expense recognized under ASC 718-10 for the nine month periods ended June 30, 2010 and 2009 were $1,969,483 and $2,451,677, respectively.

As of June 30, 2010, 38,920,000 employee stock options were outstanding with 36,381,068 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

The Company’s revenues earned from sale of products and services for the nine months periods ended June 30, 2010 and 2009 included an aggregate of 65% and 72%, respectively, from three customers of the Company’s total revenues.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $18,142 and $28,306 for the three month periods ended June 30, 2010 and 2009, respectively, and $44,944 and $131,695 for the nine month periods ended June 30, 2010 and 2009, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $12,225 and $37,680 for the three and nine month periods ended June 30, 2010, respectively, and $797 and $36,347 as advertising costs for the three and nine month periods June 30, 2009, respectively.

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

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s unaudited condensed consolidated financial position, results of operations nor cash flows. The carrying value of cash and cash equivalents, accounts payable and short and long-term borrowings, as reflected in the balance sheets, approximate its fair values.

Recent Accounting Pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

In January 2010, the FASB published FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As ASU 2010-06 relates specifically to disclosures, it will not have an impact on the Company’s consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The identifiable intangible assets acquired and their carrying values at June 30, 2010 and September 30, 2009, respectively, are as follows:

	June 30,	September 30,
	2010	2009
	(unaudited)
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets- Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated Amortization	(3,082,563)	(2,809,575)
Impairment (See below)	(5,655,011)	(5,655,011)
Net:	$727,583	$1,000,571
Residual value:	$0	$0

Total amortization expense charged to operations for the three and nine months ended June 30, 2010 was $90,948 and $272,988, respectively.  Total amortization expense charged to operations for the three and nine months ended June 30, 2009 was $91,294 and $274,932, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2010 and September 30, 2009 are as follows:

	June 30,	September 30,
	2010	2009
	(unaudited)
Accounts payable	$962,377	$593,025
Accrued consulting fees	135,000	102,500
Accrued interest payable	103,827	110,767
Accrued salaries payable	33,480	37,199
Total	$1,234,684	$843,491

Registration Rights Liquidated Damages

In private placements in November and December, 2003, December, 2004, and January and February, 2005, the Company issued secured convertible promissory notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. The liquidated damages are equal to 3.5% per month of the face amount of the notes, which equals $367,885, with no limitations. During the year ended September 30, 2008, the SEC declared effective the Company’s registration statement with respect to the common stock underlying the notes and warrants. During the nine month period ended June 30, 2009, the Company concluded that the payment of liquidated damages under these commitments was not probable. Accordingly, the Company reversed the accrued expenses for the potential liquidated damages of $12,023,888 as other income in the statement of operations during the nine month period ended June 30, 2009.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of June 30, 2010 and September 30, 2009 are as follows:

	June 30,
	2010	September 30,
	(unaudited)	2009
Secured Convertible Note Payable dated October 21, 2008, net of unamortized debt discount of $14,591 (Matured October 21, 2009)	$-	$485,409
Secured Convertible Note Payable dated January 29, 2009, net of unamortized debt discount of $-0- and $23,693, respectively (Matured January 29, 2010)	-	126,307
Secured Convertible Note Payable dated February 27, 2009, net of unamortized debt discount of $-0- and $22,975, respectively (Matured February 28, 2010)	-	177,025
Secured Convertible Note Payable dated March 30, 2009, net of unamortized debt discount of $-0- and $48,054, respectively (Matured March 30, 2010)	-	201,946
Secured Convertible Note Payable dated April 14, 2009, net of unamortized debt discount of $-0- and $66,581, respectively (Matured April 14, 2010)	-	233,419
Secured Convertible Note Payable dated June 22, 2009, net of unamortized debt discount of $-0- and $32,457, respectively (Matured June 22, 2010)	-	217,543
Secured Convertible Note Payable dated June 30, 2009, net of unamortized debt discount of $-0- and $18,374, respectively (Matured June 30, 2010)	-	131,626
Secured Convertible Note Payable dated August 21, 2009, net of unamortized debt discount of $9,440 and $59,000, respectively (see below)	420,560	371,000
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $4,233 and $16,932, respectively (see below)	245,767	233,068
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $4,233 and $16,932, respectively (see below)	245,767	233,068
Secured Convertible Note Payable dated October 14, 2009, net of unamortized debt discount of $6,198 (see below)	263,802	-
Secured Convertible Note Payable dated January 7, 2010, net of unamortized debt discount of $18,369 (see below)	31,631	-
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $12,193 (see below)	437,807	-
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $18,847 (see below)	656,153	-
	2,301,487	2,410,411
Less: current portion	(1,645,334)	(2,410,411)
Long-term debt- net	$656,153	$-

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
JUNE 30, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($279,188) and warrants ($34,104) to debt discount, aggregating $313,292, which will be amortized to interest expense over the term of the note. Amortization of $14,591 was recorded for nine month periods ended June 30, 2010, and $78,108 and $219,733 was recorded for the three and nine month periods ended June 30, 2009, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($61,974) and warrants ($9,498) to debt discount, aggregating $71,472, which will be amortized to interest expense over the term of the note. Amortization of $-0- and $23,693 was recorded for the three and nine month periods ended June 30, 2010, respectively, and $17,819 and $29,764 was recorded for the three and nine month periods ended June 30, 2009, respectively.

 On June 29, 2010, the Company issued 5,135,559 shares of common stock in settlement of the convertible note and related interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Secured Convertible Promissory Note dated February 27, 2009

On February 27, 2009, the Company issued a $200,000 related party convertible promissory note to a related party due February 27, 2010 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.046892438 per share, which s equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.046892438 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($55,905) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $-0- and $22,975 was recorded for the three and nine month periods ended June 30, 2010, respectively, and $13,938 and $18,839 was recorded for the three and nine month periods ended June 30, 2009, respectively.

 On June 29, 2010, the Company issued 4,834,147 shares of common stock in settlement of the convertible note and related interest.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($96,905) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $-0- and $48,054 was recorded for the three and nine month periods ended June 30, 2010, respectively, and $24,160 and $24,425 was recorded for the three and nine month periods ended June 30, 2009, respectively.

On June 29, 2010, the Company issued 6,504,078 shares of common stock in settlement of the convertible note and related interest.

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
JUNE 30, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($123,990) to debt discount which will be amortized to interest expense over the term of the Notes. Amortization of $4,756 and $66,581 was recorded for the three and nine month periods ended June 30, 2010, respectively, and $26,157 was recorded for the three and nine month periods ended June 30, 2009.

On April 14, 2010, the Company issued 4,663,884 shares of common stock in settlement of the convertible note and related interest.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($44,705) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $10,166 and $32,457 was recorded for the three and nine month periods ended June 30, 2010, respectively, and $980 was recorded for the three and nine month periods ended June 30, 2009.

On June 22, 2010, the Company issued 2,493,659 shares of common stock in settlement of the convertible note and related interest.

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
JUNE 30, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,657) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $6,080 and $18,374 was recorded for the three and nine month periods ended June 30, 2010, respectively, and $68 was recorded for the three and nine month periods ended June 30, 2009.

On June 30, 2010, the Company issued 1,601,020 shares of common stock in settlement of the convertible note and related interest.

10% Secured Convertible Promissory Notes dated August 21, 2009

On August 21, 2009, the Company issued an aggregate of $430,000 convertible promissory notes due August 21, 2010 with interest at 10% per annum due upon maturity. The notes are convertible at any time prior to maturity, at the holders’ option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.095312615 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the notes, including any accrued and unpaid interest, are automatically convertible at $0.095312615 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($66,262) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $16,520 and $49,560 was recorded for the three and nine month periods ended June 30, 2010, respectively.

10% Secured Convertible Promissory Notes dated September 30, 2009

On September 30, 2009, the Company issued an aggregate of $250,000 convertible promissory notes due September 30, 2010 with interest at 10% per annum due upon maturity. The notes are convertible at any time prior to maturity, at the holders’ option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.121732857 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the notes, including any accrued and unpaid interest, are automatically convertible at $0.121732857 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

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
JUNE 30, 2010
(unaudited)

NOTE D — PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $4,233 and $12,699 was recorded for the three and nine month periods ended June 30, 2010, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $4,233 and $12,699 was recorded for the three and nine month periods ended June 30, 2010, respectively.

10% Secured Convertible Promissory Notes dated October 14, 2009

On October 14, 2009, the Company issued an aggregate of $270,000 convertible promissory notes due October 14, 2010 with interest at 10% per annum due upon maturity. The notes are convertible at any time prior to maturity, at the holders’ option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.092674218 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the notes, including any accrued and unpaid interest, are automatically convertible at $0.092674218 per share. The Company has granted the noteholders a security interest in all the Company’s assets.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $5,321 and $15,145 was recorded for the three and nine month periods ended June 30, 2010, respectively.

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
JUNE 30, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($35,103) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $8,752 and $16,734 was recorded for the three and nine month periods ended June 30, 2010, respectively.

10% Secured Convertible Promissory Notes dated June 4, 2010

On June 4, 2010, the Company issued a $450,000 convertible promissory note due June 4, 2011 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.038866151 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.038866151 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $13,128 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($13,128) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $935 was recorded for the three and nine month periods ended June 30, 2010.

10% Secured Convertible Promissory Notes dated June 4, 2010

On June 4, 2010, the Company issued a $675,000 related party convertible promissory note due January 31, 2012 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.038866151 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.038866151 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $19,692 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $845 was recorded for the three and nine month periods ended June 30, 2010.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds to the Company for travel related and working capital purposes.  The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2010 and September 30, 2009, there were no advances outstanding.

During the nine months ended June 30, 2010, the Company issued 39,461,640 shares of common stock in exchange for settlement of an aggregate of $1,250,000 related party convertible promissory notes and accrued interest.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 800,000,000 shares of common stock, with a $0.001 par value per share, as the result of a vote of stockholders conducted on June 29, 2010 which effected an increase in the authorized shares of common stock from 410,000,000 to 800,000,000. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of June 30, 2010 and September 30 2009, there were 333,588,253 and 275,204,070 shares of common stock issued and outstanding, respectively.

During the nine months ended June 30, 2010, the Company issued an aggregate of 12,000,000 shares valued at $580,000 for future consulting services.

During the nine months ended June 30, 2010 and 2009, the Company has expensed $956,438 and $436,959 related to stock based compensation, respectively.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s common stock.

Exercise Prices	Number Outstanding	Warrants Outstanding Remaining Contractual Life (Years)	Weighted Average Exercise Price	Weighted Average Exercisable	Exercisable Weighted Average Exercise Price
$0.06	12,000,000	4.63	$0.06	4,500,000	$0.06
$0.07	200,000	1.71	$0.07	200,000	$0.07
$0.09	16,400,000	1.17	$0.09	16,400,000	$0.09
$0.10	1,500,000	2.74	$0.10	1,500,000	$0.10
$0.50	27,100,000	1.37	$0.50	27,100,000	$0.50
	57,200,000			49,700,000

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2008	63,980,964	$0.46
Granted	5,000,000	0.20
Exercised	—
Canceled or expired	(4,160,464)	(0.69)
Outstanding at September 30, 2009	64,820,500	$0.43
Granted	10,000,000	0.06
Exercised	—	—
Canceled or expired	(17,620,500)	(0.73)
Balance, June 30, 2010	57,200,000	$0.28

On April 29, 2010, warrants totaling 10,000,000 were issued in connection with services.  The warrants are exercisable for five years from the date of issuance at an exercise price of $0.06 per share with 25% vesting immediately, 25% on October 29, 2010, 25% on April 29, 2011 and 25% on October 29, 2011.  The fair value of the vested warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 150.55% and risk free rate from 2.49%.

The determined fair value of $136,988 is charged ratably to current period operations.  During the three and nine months ended June 30, 2010, $46,411 was charged to operations.

Aggregate intrinsic value of warrants outstanding and exercisable at June 30, 2010 was $-0-.  Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $0.06 as of June 30, 2010, and the exercise price multiplied by the number of warrants outstanding.

Employee Stock Options

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding common stock of the Company approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder. On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding common stock of the Company approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of common stock. On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.  In connection with the share increase amendment, the Board of Directors granted and we issued options to purchase a total of 37,670,000 shares at an exercise price of $0.05 to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively. The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of June 30, 2010, a total of 8,550,000 shares have been issued and options to purchase 38,920,000 shares have been granted under the 2005 Incentive Stock Plan.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	4.91	$0.05	29,000,000	0.05
0.07	1,000,000	3.65	0.07	250,000	$0.07
0.09	1,500,000	1.17	0.09	1,500,000	0.09
0.11	7,420,000	2.97	0.11	5,631,068	0.11
	38,920,000		$0.07	36,381,068	$0.06

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2008	5,660,000	$0.47
Granted	38,670,000	0.11
Exercised	(1,125,000)	0.10
Cancelled or expired	(4,285,000)	0.60
Outstanding at September 30, 2009	38,920,000	$0.11
Granted	29,000,000	0.06
Exercised	-
Canceled or expired	(29,000,000)	(0.11)
Outstanding at June 30, 2010	38,920,000	$0.06

On May 27, 2010, the Company cancelled an aggregate of 29,000,000 previously issued options with an exercise price of $0.11 to officers and key employees.  In conjunction with the cancellation, the Company issued 29,000,000 as replacement options, which became exercisable upon the stockholder approval of our increase in the authorized shares of common stock (Refer to Note F).  The issued options are fully vested and are exercisable for five years at an exercise price of $0.05. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 150.55% and risk free rate from 2.18%. The determined fair value of $1,323,236 was charged to current period operations.

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2010 was $290,000.  Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $.06 as of June 30, 2010, and the exercise price multiplied by the number of options outstanding.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

The Company recorded $1,382,248 and $1,969,483 as stock compensation expense for the three and nine month periods ended June 30, 2010 for the vesting portion of all employee options outstanding, respectively.

NOTE H- COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating lease in Stony Brook, New York for its corporate use, expiring in October 2010. In November 2005, the Company vacated the Los Angeles facility to relocate to the Stony Brook, New York facility.

At June 30, 2010, the minimum future lease payments for the Company’s office space under its non-cancelable operating lease is $27,033.

Total lease rental expense for the three and nine month periods ended on June 30, 2010 was $21,858 and $62,408, respectively.

Total lease rental expense for the three and nine month periods ended on June 30, 2009 was $20,575 and $60,279, respectively.

Employment and Consulting Agreements

The Company has a consulting agreement with an outside contractor, who is also a Company stockholder. The agreement is generally month to month. The Company recorded $75,000 of consulting expenses for the nine month period ended June 30, 2010 related to this agreement.

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

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract.  In March 2005, the Company entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000 in exchange for introductions made by Intervex.  In addition, the consulting agreement provided for the issuance by the Company to Intervex of a five-year warrant to purchase 250,000 shares of the Company's common stock with an exercise price of $.75.  Intervex asserted that the Company owed it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of the Company's common stock.  The Company asserted, among other things, that Intervex abandoned the contract, failed to perform, and was overpaid for any services it may have rendered.  The Company counterclaimed for compensatory and punitive damages, restitution, attorneys' fees and costs, interest and other relief the court deems proper. The Company filed a motion for summary judgment and Intervex filed a cross-motion for summary judgment.  The court denied both motions on April 19, 2010.  The case settled on July 2, 2010 pursuant to a confidential settlement agreement. As of June 30, 2010, the Company has accrued the settlement amount.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE J - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during the nine month period ended June 30, 2010, the Company incurred a net loss of $5,793,845.  Additionally, the Company has a negative working capital of $2,698,727 and $2,913,857 as of June 30, 2010 and September 30, 2009, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company’s liquidity, the Company has entered into an engagement letter with an investment bank to pursue additional financing through the sale of equity or debt securities. There can be no assurance the Company will be successful in its effort to secure such financing.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE K – SUBSEQUENT EVENTS

On July 1, 2010, the Company granted an aggregate of 30,000,000 options to purchase the Company’s common stock to officers and key employees under the 2005 Incentive Stock Plan. 25% of the options vest immediately with the remainder vesting at three equal annual increments at the anniversary. The options are exercisable for five years at an exercise price of $0.06.

On July 15, 2010 the Company issued an aggregate principal amount of $1,100,000 in senior secured convertible notes bearing interest at 10% per annum pursuant to a private placement transaction (the “Private Placement”).  The notes are convertible, in whole or in part, at any time, at the option of the holders into either (A) such number of shares of our common stock, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $0.04405, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after July 15, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) July 15, 2011.  A noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes automatically convert upon the earlier of (I) July 15, 2011 and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of our common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion  price equal to 80% of the price per Qualified Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million.  The notes bear interest at the rate of 10% per annum and are due and payable in full on July 15, 2011.  Until the principal and accrued but unpaid interest under the notes are paid in full, or converted pursuant to their terms, the Company’s obligations under the notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

In connection with the Private Placement, the Company issued to the placement agent 3,297,286 shares of common stock  and a warrant with a seven-year term to purchase 10% of the securities sold in the Private Placement.

On July 15, 2010, the Company cancelled the related party promissory note dated June 4, 2010, and, in lieu thereof, issued a $450,000 principal amount senior secured convertible note containing the same terms as the form of note issued to the noteholders in the Private Placement, which terms are described above and a $225,000 principal amount promissory note containing the same terms as the original June 4, 2010 note.

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

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Exchange Act, including Item 1 “Business” and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

Plan of Operations

General

To date, our operations have produced insignificant revenues.  We have continued to incur expenses and have limited sources of liquidity. We expect to generate revenues principally from sales of our SigNature Program and BioMaterial Genotyping.  We are currently attempting to develop business in the following target markets: cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets. We currently have sufficient funds to conduct our operations until approximately October 2010.  We entered into an engagement letter with an investment bank to pursue additional financing through the sale of equity or debt securities.  There can be no assurance the Company will be successful in its efforts to secure such financing.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenues

For the three months ended June 30, 2010, we generated $170,195 in revenues from operations, principally from the sales of authentication services and sales of our Signature, and our cost of sales for the three months ended June 30, 2010 was $19,658, netting us a gross profit of $150,537.  For the three months ended June 30, 2009, we generated $22,925 in revenues from operations, principally from the sales of our now discontinued BioActive Ingredients, and our cost of sales for the three months ended June 30, 2009 was $2,521, netting us a gross profit of $20,404.  The increase in sales for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily caused by a five-fold increase in the number of customers for the three months ended June 30, 2010 compared to the same period in 2009.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $982,945 for the three months ended June 30, 2009 to $2,510,119 for the three months ended June 30, 2010.  The increase of $1,527,174, or 155.4%, is primarily attributable to the fair value of vested options granted to officers and employees in 2010, as compared to 2009.

Research and Development

Research and development expenses decreased from $28,306 for the three months ended June 30, 2009 to $18,142 for the three months ended June 30, 2010.  The decrease of $10,164 is attributed to less research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended June 30, 2010, depreciation and amortization decreased by $11,995 from $104,818 for the three months ended June 30, 2009 to $92,823 for the three months ended June 30, 2010.  The decrease is attributable to the aging of our property and equipment.

Total Operating Expenses

Total operating expenses increased to $2,621,084 for the three months ended June 30, 2010 from $1,116,069 for the three months ended June 30, 2009, or an increase of $1,505,015, primarily attributable to the fair value of vested options granted to officers and employees in 2010 and less research and development expenditures.

Interest Expenses

Interest expense for the three months ended June 30, 2010 decreased by $108,552 to $126,388 from $234,940 for the three months ended June 30, 2009.  The decrease in interest expense was due to the conversion into common stock in 2010 of the convertible notes issued in connection with financings completed in 2009.

Net income (loss)

Net loss for the three months ended June 30, 2010 was $2,596,935 as compared to net loss of $1,330,605 for the three months ended June 30, 2009, primarily attributable to the fair value of vested options granted to officers and employees in 2010.

Comparison of Results of Operations for the Nine Months Ended June 30, 2010 and 2009

Revenues

For the nine months ended June 30, 2010, we generated $430,185 in revenues from operations, principally from the sales of authentication services and sales of our Signature DNA, and our cost of sales for the nine months ended June 30, 2010 was $48,128, netting us a gross profit of $382,057. For the nine months ended June 30, 2009, we generated $234,170 in revenues from operations, principally from the sales of our now discontinued BioActive Ingredients, and our cost of sales for the nine months ended June 30, 2009 was $54,856, netting us a gross profit of $179,314.  The increase in sales for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, was primarily caused by a 50% increase in the number of customers in 2010.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $5,430,490 for the nine months ended June 30, 2009 to $5,315,087 for the nine months ended June 30, 2010.  The decrease of $115,403, or 2.1%, is primarily attributable to the fair value of vested options granted to officers and employees in 2009 as compared to 2010.

Research and Development

Research and development expenses decreased from $131,695 for the nine months ended June 30, 2009 to $44,944 for the nine months ended June 30, 2010.  The decrease of $86,751 is attributed to less research and development activity related to the recent development and feasibility study agreements.

Depreciation and Amortization

In the nine months ended June 30, 2010, depreciation and amortization decreased by $40,826 from $319,445 for the nine months ended June 30, 2009 to $278,619 for the nine months ended June 30, 2010.  The decrease is attributable to the reduced depreciation/additions to our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $5,638,650 for the nine months ended June 30, 2010 from $5,881,630 for the nine months ended June 30, 2009, or a decrease of $242,980, primarily attributable to equity based payments in the nine months ended June 30, 2009 as compared to the same period in 2010.

Other Income/Loss

During the nine months ended June 30, 2009, we determined that future payments of liquidated damages on previously issued notes were not probable.  Therefore we adjusted our accrual from $12,023,888 to $-0- resulting in a gain of $12,023,888 as compared to $-0- for 2010.

Interest Expenses

Interest expense for the nine months ended June 30, 2010 decreased by $392,739 to $537,252 from $929,991 for the nine months ended June 30, 2009.  The decrease in interest expense was due to the conversion into common stock in 2010 of the convertible notes issued in connection with financings completed in 2009.

Net income (loss)

Net loss for the nine months ended June 30, 2010 was $5,793,845 as compared to net income of $5,391,009 in the prior period primarily attributable to our other income adjustment described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments  and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources. In fiscal 2009, and in prior fiscal years, we have been relying in part on cash infusions from our President, Chairman and Chief Executive Officer, James A. Hayward, in order to fund our operations.  During the nine months ended June 30, 2010 and fiscal year ended September 30, 2009, Dr. Hayward provided $1,275,000 and $1,500,000, respectively, in new loans. Curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations, including our ability to meet our payroll and accounts payable obligations.  In addition to Dr. Hayward’s investments, during the nine months ended June 30, 2010, we issued and sold an aggregate principal amount of $2,545,000 of convertible notes to third party investors. Additionally, in July 2010, we issued and sold an aggregate of $1,100,000 of convertible notes in a private placement transaction to third party investors.

As of June 30, 2010, we had a working capital deficit of $2,698,727.  For the nine months ended June 30, 2010, we generated a net cash flow deficit from operating activities of $1,528,741 consisting primarily of year to date loss of $5,793,845.  Non cash adjustments included $772,128 in depreciation and amortization charges, common stock issued in settlement of interest of $102,794 and $2,925,921 for equity based compensation.  Additionally, we had a net increase in assets of $32,987 and a net increase in current liabilities of $497,248.  Cash provided by financing activities for the nine months ended June 30, 2010 totaled $1,337,000 consisting of proceeds from the issuance of convertible debt, net of the capitalized financing costs and related party payments.

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

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately October 2010.  We have entered into an engagement letter with an investment bank to pursue additional financing through the sale of equity or debt securities.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Fiscal 2010 (through July 31, 2010)

Since October 1, 2009, we issued and sold an aggregate principal amount of $2,545,000 in secured convertible promissory notes bearing interest at 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.

In addition, on July 15, 2010 we sold an aggregate principal amount of $1,100,000 in senior secured convertible notes bearing interest at 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the holders into either (A) such number of shares of our common stock, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $0.04405, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after July 15, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) July 15, 2011.  A noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes automatically convert upon the earlier of (I) July 15, 2011 and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of our common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million.  The Notes bear interest at the rate of 10% per annum and are due and payable in full on July 15, 2011. Until the principal and accrued but unpaid interest under the notes are paid in full, or converted pursuant to their terms, the Company’s obligations under the notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

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

We need to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond October 2010.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract.  In March 2005, the Company entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000 in exchange for introductions made by Intervex.  In addition, the consulting agreement provided for the issuance by the Company to Intervex of a five-year warrant to purchase 250,000 shares of the Company's common stock with an exercise price of $.75.  Intervex asserted that the Company owed it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of the Company's common stock.  The Company asserted, among other things, that Intervex abandoned the contract, failed to perform, and was overpaid for any services it may have rendered.  The Company counterclaimed for compensatory and punitive damages, restitution, attorneys' fees and costs, interest and other relief the court deems proper. The Company filed a motion for summary judgment and Intervex filed a cross-motion for summary judgment.  The court denied both motions on April 19, 2010.  The case settled on July 2, 2010 pursuant to a confidential settlement agreement. As of June 30, 2010, the Company has accrued the settlement amount.

Item 1A - Risk Factors

None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2010, we issued and sold a $450,000 principal amount secured promissory note (the “Prior Investor Note”) bearing interest at a rate of 10% per annum to an “accredited investor,” (the “Prior Investor”) as defined in regulations promulgated under the Securities Act.  The promissory note and accrued but unpaid interest thereon shall automatically convert into shares of our common stock on June 4, 2011 at a conversion price of $0.38866151 per share (the “Automatic Conversion Price”), which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the Automatic Conversion Price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the promissory note on three days written notice (during which period the holder can elect to convert the promissory note).  The promissory note bears interest at the rate of 10% per annum and is due and payable in full on June 4, 2011.  Until the principal and accrued but unpaid interest under the promissory note is paid in full, or converted into shares of our common stock, the promissory note will be secured by a security interest in all of our assets.  We issued the securities to the accredited investor in a private placement exempt from registration pursuant to Regulation D of the Securities Act.

On July 15, 2010, we cancelled the Prior Investor Note and, in lieu thereof, issued to the Prior Investor a $450,000 principal amount senior secured convertible note containing the same terms as the form of note issued to the noteholders in the Private Placement, which terms are described below.

On June 4, 2010, we issued and sold a $675,000 principal amount secured promissory note (the “Prior Hayward Note”) bearing interest at a rate of 10% per annum to James A. Hayward, our Chairman, President and Chief Executive Officer.  The promissory note was issued in consideration for the aggregate of $600,000 in loan advances as of March 31, 2010 and an additional $75,000 loan advance made on June 4, 2010 by Dr. Hayward to the Company. The promissory note and accrued but unpaid interest thereon shall automatically convert on the earlier of (a) January 31, 2012 into shares of our common stock at a conversion price of $0.38866151 per share (the “Automatic Conversion Price”), which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance or (b) the closing of a Qualified Financing into shares of Qualified Financing Securities at a conversion price equal to a 20% discount to the purchase price paid by investors in the Qualified Financing.  In addition, the promissory note is convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the Automatic Conversion Price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the promissory note on three days written notice (during which period the holder can elect to convert the promissory note).  The promissory note bears interest at the rate of 10% per annum and is due and payable in full on January 31, 2012.  Until the principal and accrued but unpaid interest under the promissory note is paid in full, or converted into shares of our common stock, the promissory note will be secured by a security interest in all of our assets and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary (“APDN BVI”).

On July 15, 2010, we cancelled the Prior Hayward Note, and, in lieu thereof, issued to Dr. Hayward a $450,000 principal amount senior secured convertible note containing the same terms as the form of note issued to the noteholders in the Private Placement, which terms are described below (the “New Hayward Note”), and a $225,000 principal amount promissory note containing the same terms as the Prior Hayward Note, which terms are described above (the “Revised Hayward Note”).

On July 15, 2010, we entered into a securities purchase agreement pursuant to which we issued and sold an aggregate of $1,100,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to accredited investors (the “Private Placement”). The notes are convertible, in whole or in part, at any time, at the option of the holders, into either (A) such number of shares of our common stock determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $0.04405, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after July 15, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) July 15, 2011.  A holder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes automatically convert upon the earlier of (I) July 15, 2011 and (II) the completion of a Qualified Financing at the election of each holder into either (A) shares of our common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The notes bear interest at the rate of 10% per annum and are due and payable in full on July 15, 2011.  Until the principal and accrued but unpaid interest under the notes are paid in full, or converted into Conversion Shares pursuant to their terms, our obligations under the notes will be secured by a lien on all of our assets and the assets of APDN BVI.  The Private Placement was completed in reliance upon the exemption from registration provided for by Section 4(2) of the Securities Act and by Rule 506 of Regulation D promulgated under the Securities Act.

In connection with the Private Placement, we issued to the placement agent 3,297,286 shares of our common stock  and a warrant with a seven-year term to purchase 10% of the securities sold in the Private Placement.  The issuance of shares of common stock and the warrant to the placement agent was completed in reliance upon the exemption from registration provided for by Section 4(2) of the Securities Act and by Rule 506 of Regulation D promulgated under the Securities Act.

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

Item 4 – (Removed and Reserved).

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

Applied DNA Sciences, Inc.

Dated: August 13, 2010	/s/ James A. Hayward, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer