Form 10-K
period 2010-09-30
APPLIED DNA SCIENCES INC
filed 2010-12-15
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 002-90539

APPLIED DNA SCIENCES, INC.
(Name of small business issuer in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

25 Health Sciences Drive, Suite 215
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock quoted on the OTC Bulletin Board as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2010), was approximately $18.5 million.  Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2010 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 15, 2010, the Registrant had outstanding 349,571,020 shares of Common Stock, par value $0.001 per share.

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

ITEM 1. BUSINESS.

Overview

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA, Cashield™, DNANet™ and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions, are used in numerous industries, including cash-in-transit (transport and storage of banknotes), homeland security, textiles and apparel, identity cards and other secure documents, law enforcement, pharmaceuticals, wine, and luxury consumer goods.

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

Cashield. Cashield is a family of cash degradation inks that permanently stain banknotes stolen from cash-handling or ATM systems. Cashield extends our offering beyond our prior singular product, AzSure®, to a family of security inks that include Red, Violet, Green, Teal, Indigo, and the original AzSure® Blue. Current degradation dyes suffer from a critical technical weakness, as the dyes may be removed by the use of solvents. We initiated the development of Cashield in response to demand for a more effective carrier for our SigNature DNA markers. Cashield has been certified for use in the European Union by the Laboratoire National de Métrologie et d’Essais (LNE) and passed all 47 individual dye penetration and wash-out-resistance tests. Additionally, a CViT study presented by the University of Leeds cited Cashield AzSure Blue ink as having improved performance versus staining inks from other suppliers. In this study, the AzSure blue ink was tested across a range of currencies, including British pounds, Euros, and U.S. dollars. The evaluation involved exposure to numerous industrial solvents. Final analysis of the results concluded that the AzSure blue ink was bound strongly in five seconds or less to a variety of banknotes, and could not be removed with any solvent.

DNANet. We have recently developed DNANet tactical DNA products for law enforcement, in the form of DNA-marked sprays and liquids. These products, being marketed to global police forces were created to help link criminals to crimes. DNANet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication.

BioMaterial GenoTyping. Our BioMaterial GenoTyping solution refers to the development of genetic assays to distinguish between varieties or strains of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods, that contain their own source DNA. We have developed two proprietary genetic tests (FiberTyping™ and PimaTyping™) to track American Pima cotton from the field to finished garments. These genetic assays provide the textile industry with what we believe to be the first authentication tools that can be applied throughout the U.S. and worldwide textile industry from cotton growers, mills, wholesalers, distributors, manufacturers and retailers through trade groups and government agencies.

In 2009 we discontinued our BioActive Ingredients program, which we began in 2007. We developed BioActive Ingredients for personal care products, such as skin care products, based on the biofermentation expertise developed during the manufacturing of DNA for our SigNature DNA and BioMaterial Genotyping solutions, and we have decided to focus our business on these security and authentication solutions.

Corporate History

We are a Delaware corporation, which was initially formed in 1983 under the laws of the State of Florida as Datalink Systems, Inc.  In 1998, we reincorporated in Nevada, and in 2002, we changed our name to our current name, Applied DNA Sciences, Inc.  In December 2008, we completed our reincorporation from Nevada to the State of Delaware.

In November 2005, our corporate headquarters were relocated from Los Angeles, California to the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we established laboratories for the manufacture of DNA markers and product prototypes, and DNA authentication.  The address of our corporate headquarters is 25 Health Sciences Drive, Suite 215, Stony Brook, New York 11790, and our telephone number is (631) 444-6370.  We maintain a website at www.adnas.com where general information about us is available.

To date, we have had a limited operating history, and as a result, our operations have produced limited revenues.

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

Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide.  The International Anticounterfeiting Coalition (IACC)  reported in 2009 that counterfeiting and piracy cost the U.S. economy between $200-$500 billion per year, or an estimated 750,000 American jobs, and pose a real threat to consumer health and safety.  The IACC also estimates that the loss associated with counterfeiting has increased 10,000 percent in the past twenty years, to well over $600 billion globally.

Product counterfeiting and diversion particularly harm manufacturers of consumer products, especially for prestige and established brands, and the consumers who purchase them.  This estimated total includes:

●	$34 billion of software products;

●	$12 billion of apparel and footwear;

●	$193 million of cigarettes and tobacco products;

●	$32 billion of pharmaceuticals;

●	$18 million in wine;

●	$500 million of sports equipment;

●	$35 million of electronic equipment and supplies;

●	$3 billion in cosmetics;

●	$12 billion in automobile parts;

●	$11 million of food and alcohol products;

●	$11 million in jewelry and watches;

●	$14-18 million of computer equipment and supplies; and

●	$100 billion of other goods.

Governments are increasingly vulnerable to counterfeiting, terrorism and other security threats at least in part because currencies, identity and security cards and other official documents can be counterfeited with relative ease.  For instance, the DOPIP SECURITY COMPETITIVE INTELLIGENCE REPORT. valued 2005 seizures and losses associated with counterfeit currency at around $609 billion, and counterfeit identification at $124 million.  Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade.

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  In 2006 the Center for Medicine in the Public Interest predicted that counterfeit drug sales would reach $75 billion globally in 2010, an increase of more than 90% from 2005.  In February 2006, the World Health Organization (“WHO”) estimated that counterfeits account for more than 10% of the global pharmaceuticals market, and 25% of pharmaceuticals consumed in developing countries and that as much as 50% in some countries, are counterfeit.  In 2010, the WHO reported that in over 50% of cases, medicines purchased over the Internet from illegal sites that conceal their physical address have been found to be counterfeit. In June 2010, The Pharmaceutical Security Institute reported that drug counterfeiting has increased by 9.2 percent worldwide over the past year. According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.  The challenges presented by traditional counterfeiters have recently been supplemented by the many websites, from direct retailers to auction sites, that offer counterfeit prescription drugs online.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including radio-frequency identification tags and electronic product codes, known as EPCs, to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.

The digital and recording media industry, including the segment that records computer software on compact discs, has long been a victim of piracy, or the production of illegal copies of genuine media or software, and the counterfeiting and distribution of imitation media or software. Compact discs, DVDs, videotapes, computer software and other digital and recording media that appears identical to genuine products are sold at substantial discounts by vendors at street and night markets, via mail order catalogs and on the internet at direct retail websites or at auction sites. The estimated costs of counterfeiting vary widely in this market segment, but all approach or exceed $100 billion annually. In 2010, the Business Software Alliance (“BSA”) reported that the rate of global software piracy climbed to 43 percent in 2009. In 2009, for every $100 worth of legitimate software sold, an additional $75 worth of unlicensed software made its way onto the market The BSA also reported the commercial value of unlicensed software put into the market in 2009 totaled $51.4 billion.

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

Our Offerings

SigNature DNA

We believe our SigNature DNA offering is as broadly applicable, convenient and inexpensive as existing authentication systems, while highly resistant to reverse-engineering or replication, so that it can either be applied independently or supplement existing systems in order to allow for a forensic level of authentication of the sources of a broad range of items, such as artwork and collectibles, fine wine, consumer products, digital and recording media, pharmaceuticals, financial instruments, identity cards and official documents.  Each SigNature DNA Marker is first designed and manufactured to be a highly customized and encrypted botanical DNA marker.  The SigNature DNA Marker is then encapsulated and stabilized so that it is resistant to heat, organic solvents, chemicals and most importantly, ultraviolet, or UV radiation.  Once it has been encapsulated, our SigNature DNA Embedment system can be used to embed the SigNature DNA Marker directly onto products or other items or into special inks, threads and other media, which in turn can be incorporated into packaging or products.  Once it is embedded, our SigNature polymerase chain reaction (PCR) Kits can provide rapid forensic level authentication of specific SigNature DNA Markers.

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

Simple and Rapid Authentication

We offer rapid readers capable of instantly testing for the presence or absence of any of our SigNature DNA Markers.  In addition, when a forensic level of authentication is necessary, we offer in-house forensic DNA authentication that will confirm authentication sequences in approximately 2 to 4 hours.

Low Cost and High Accuracy

The costs associated with the DNA required to manufacture our SigNature DNA Markers are not significant since the amount of DNA required for each marker is so minute (for instance, only 3-5 parts per million when incorporated in an ink).   We manufacture the identifying segment of DNA to be used in a SigNature DNA Marker by cloning them inside microorganisms such as yeast or bacteria, which are highly productive and inexpensive to grow.  As a result, SigNature DNA Markers are relatively inexpensive when compared to other anti-counterfeiting devices such as RFIDs, electronic product codes (“EPCs”), integrated circuit chips, and holograms.  The probability of mistakenly identifying a SigNature DNA Marker is less than 1 in 1 trillion, so we believe our authentication systems are highly accurate, and in fact, our SigNature PCR Kits can authenticate to a forensic level.

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

Cashield

Cashield is a family of cash degradation inks that permanently stain banknotes stolen from cash-handling or ATM systems. Cashield extends our offering beyond our prior singular product, AzSure®, to a family of security inks that include Red, Violet, Green, Teal, Indigo, and the original AzSure® Blue. Current degradation dyes suffer from a critical technical weakness, as the dyes may be removed by the use of solvents. We initiated the development of Cashield in response to demand for a more effective carrier for our SigNature DNA markers. Cashield has been certified for use in the EU by the Laboratoire National de Métrologie et d’Essais (LNE) and passed all 47 individual dye penetration and wash-out-resistance tests. Additionally, a CViT study presented by the University of Leeds cited Cashield AzSure Blue ink as having improved performance versus staining inks from other suppliers. In this study, the AzSure blue ink was tested across a range of currencies, including British pounds, Euros, and U.S. dollars. The evaluation involved exposure to numerous industrial solvents. Final analysis of the results concluded that the AzSure blue ink was bound strongly in five seconds or less to a variety of banknotes, and could not be removed with any solvent.

DNANet

In 2010, we developed DNANet tactical DNA products for law enforcement, in the form of DNA-marked fixative sprays and liquids as well as transferable grease. These products, being marketed to global police forces were created to help link criminals to crimes. DNANet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication.

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

Discontinued BioActive Ingredients Program

In 2009 we discontinued our BioActive Ingredients program, which we began in 2007.  We developed BioActive Ingredients for personal care products, such as skin care products, based on the biofermentation expertise developed during the manufacturing of DNA for our SigNature DNA, Cashield, DNANet and BioMaterial Genotyping solutions, and we have decided to focus our business on these security and authentication solutions.

Our Strategy

We have begun to generate revenues principally from sales of our SigNature DNA, Cashield, DNANet and BioMaterial Genotyping offerings.  Key aspects of our strategy include:

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

Target Potential High-Volume Markets

We will continue to focus our efforts on target vertical markets that are characterized by a high level of vulnerability to counterfeiting, product diversion, piracy, fraud, identity theft, and unauthorized intrusion into physical locations and databases.  Today our target markets include art and collectibles, cash-in-transit, fine wine, consumer products, homeland security, digital and recording media, law enforcement, pharmaceuticals, textile and apparel authentication and secure documents/homeland security.  If and when we have significantly penetrated these markets, we intend to expand into additional related high volume markets.

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

We are able to incorporate our SigNature DNA Markers in cash degradation inks, including our Cashield degradation inks, that are used in the cash-in-transit industry.  This solvent-based ink marks bank notes if the cash box is compromised and has the ability to penetrate the bank notes rapidly and permanently.  We believe our SigNature DNA Markers are more resilient and detectable than other competing products. We believe that our Cashield degradation inks have exhibited superior penetration, binding, fluorescence and wash resistant properties than other competing products.

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

Homeland Security

The U.S. military is facing the challenge of the increasing intrusion of counterfeit electronics and other parts into its supply lines.  This problem isn’t limited to electronics. Foreign suppliers using substandard materials could be producing rivets, bolts and screws that hold together everything from missile casings to ship ladders. The explosion of counterfeit parts is being driven by an expanding global economy and an emphasis on low-price contracting — both of which come as the Pentagon is relying more heavily on older platforms, with parts that are becoming obsolete. Even technology-sensitive space programs have been compromised by counterfeiters as reported by ABC News in March 2009. Our SigNature DNA solution can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to military organizations globally in need of securing their supply chains.

Pharmaceuticals

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including RFID tags and EPCs to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.  Our SigNature DNA Markers can easily be embedded directly into pharmaceutical packaging or into RFID tags or EPCs attached to packaging, and since they are ingestible, may be applied as part of a unit dose. According to the IACC, approximately 6% of pharmaceuticals worldwide are counterfeit.  In some developing countries this figure rises to 80%.

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

Law Enforcement

Law enforcement organizations are always looking for a system they can use which will provide absolute proof of authentication. Specifically developed for covert operations, DNANet products form an invisible coating when applied to skin, plastics, metals, glass, wood and fabric. We believe that DNANet enhances law enforcement effectiveness by providing forensic quality evidence.

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

Digital and Recording Media

The digital and recording media industry, including the segment that records computer software on compact discs, faces significant threats from piracy and the counterfeiting and distribution of imitation media or software.  In 2010 the Business Software Alliance (“BSA”) reported that in 2009, the United States software industry lost $8.4 billion as a result of software piracy, an increase of $1.6 billion over the previous year.  An independent study conducted by IDC for the BSA reported that 20 percent of software in the United States is unlicensed.  Our SigNature DNA Markers can be embedded onto digital and recording media products, such as CDs, DVDs, videotapes and computer software, as well as the packaging of these products.

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

Products and Services

Our SigNature DNA solution consists of three steps: creating and encapsulating a specific encrypted DNA segment, applying it to a product or other item, and detecting the presence or absence of the specific segment.  We plan for the first two steps to be controlled exclusively by us and our certified agents to ensure the security of SigNature DNA Markers.  Once applied, the presence of any of our SigNature DNA Markers can be detected by us or a customer in a simple spot test, or a sample taken from the product or other item can be analyzed forensically to obtain definitive proof of the presence or absence of a specific type of SigNature DNA Marker (e.g., one designed to mark a particular product).

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

SigNature DNA Thread:  Our SigNature DNA Thread, which can consist of any fabric from cotton to wool, is embedded with SigNature DNA Markers and can be used to mark and authenticate products and other items incorporating textiles.  For example, SigNature DNA Thread can be incorporated in a finished garment, bag, purse, shoe or other product or item.  SigNature DNA Thread can help textile vendors, clothing and accessory manufacturers and governments authenticate thread, yarn and fabric at any stage in the supply chain.  We can also embed our SigNature DNA Markers into raw cotton fiber before manufacture of a finished cotton textile product (e.g., a t-shirt) and authenticate a finished cotton product. We have completed our feasibility studies with the Textile Centre of Excellence consortium of companies (Leeds, UK) to demonstrate how our SigNature DNA can be used to authenticate textiles at all points of the supply chain through to the end user. In addition, we have demonstrated the integration of SigNature DNA with existing manufacturing processes to produce threads, labels and fabrics manufactured by Yorkshire-based companies and are beginning to work on commercial projects with these companies.

Cashield™ Security Ink:  In 2010, we developed a new product line, Cashield™, which is a family of cash degradation inks that permanently stain bank notes stolen from cash-handling or ATM systems. Cashield extends our offering beyond our prior singular product, AzSure®, to a family of security inks that include Red, Violet, Green, Teal, Indigo, and the original AzSure® Blue. Current degradation dyes suffer from a critical technical weakness, as the dyes may be removed by the use of solvents. We initiated the development of Cashield in response to demand for a more effective carrier for our SigNature DNA markers. Cashield has been certified for use in the EU by the Laboratoire National de Métrologie et d’Essais (LNE) and passed all 47 individual dye penetration and wash-out-resistance tests. Additionally, a CViT study presented by the University of Leeds cited Cashield AzSure Blue ink as having improved performance versus staining inks from other suppliers. In this study, the AzSure blue ink was tested across a range of currencies, including British pounds, Euros, and U.S. dollars. The evaluation involved exposure to numerous industrial solvents. Final analysis of the results concluded that the AzSure blue ink was bound strongly in five seconds or less to a variety of banknotes, and could not be removed with any solvent.

DNANet: In 2010, we developed DNANet tactical DNA products for law enforcement, in the form of DNA-marked fixative sprays and liquids as well as transferable grease. These products, being marketed to global police forces were created to help link criminals to crimes. DNANet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication.

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

Level 2 Forensic DNA Authentication:  When a forensic level of authentication is necessary, we offer in-field or in-house forensic DNA authentication that will confirm authentication sequences in approximately 24 hours.

Sales and Marketing

As of December 15, 2010, we had five employees engaged in sales and marketing.  We expect to hire additional sales directors and/or consultants to assist us with sales and marketing efforts with respect to our ten target vertical markets.

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

IIMAK Agreement.  On April 18, 2007, we entered into a Joint Development and Marketing Agreement with International Imaging Materials, Inc., or IIMAK. In this agreement with IIMAK, the parties agreed to jointly develop thermal transfer ribbons incorporating our SigNature DNA Markers to help prevent counterfeiting and product diversion for an initial six (6) month period. Upon the successful development of commercially feasible ribbons incorporating SigNature DNA Markers, we will be paid royalties based on a calculation of net receipts by IIMAK from sales of such products. We will receive the exclusive right to supply DNA taggants to IIMAK and IIMAK will receive the exclusive right to manufacture and sell such products worldwide. In February 2008, we completed the joint development stage of this agreement and initiated pilot manufacturing of IIMAK thermal transfer ribbons embedded with SigNature DNA. As of December 15, 2010, we have received the exclusive right to supply DNA taggants but have not been paid royalties.

Printcolor Agreement.  On September 16, 2009, we entered into a Supply and Distribution Agreement, pursuant to which Printcolor Screen Ltd. has agreed to manufacture and supply to us on an exclusive basis AzSure security ink for an initial period of five years, unless the agreement is mutually terminated by the parties or terminated for material breach.

Supima Cotton Agreement.  On June 27, 2007, we entered into a Feasibility Study Agreement with Supima, a non-profit organization for the promotion of U.S. pima cotton growers.  In connection with the agreement we undertook a study of the feasibility of establishing a method or methods to authenticate and identify U.S. produced pima cotton fibers.  We received payments from Supima upon signing of the agreement and in installments beginning on July 6, 2007 through completion of the feasibility study.  The feasibility study was successfully completed in the first quarter of 2008.  We have begun a preliminary launch of authentication services and we may in the future offer authentication services to member companies of Supima (as well as non-member companies) to confirm the Supima cotton content of textile items such as apparel and home fashion products.  We are obligated to pay Supima a percentage of any fees that we receive from such companies for authentication services we provide them. We are also obligated to pay Supima fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study out of any fees we receive from providing authentication services.  In addition, until the earlier of either (i) five years from June 18, 2007 or (ii) the repayment to Supima of fifty percent of the aggregate amount of payments that we received from Supima for the feasibility study, we are obligated to pay Supima a fee for each authentication service that we provide. The agreement may be terminated by us or Supima after sixty (60) days upon fourteen (14) days prior written notice.

Textile Centre of Excellence. On August 11, 2008, we entered into an Agreement with Huddersfield and District Textile Training Company Limited.  We have agreed to undertake a study to demonstrate how our SigNature DNA can be used to authenticate textiles at all points of the supply chain through to the end user.  In addition, this study will demonstrate the integration of SigNature DNA with existing manufacturing processes to produce threads, labels and fabrics manufactured by Yorkshire-based companies.  The funding for Phase I of the study, which ran through December 2008, totaled £50,000.  In June 2010, we received our first order as part of our participation in the multi-year contract funded by the European Regional Development Fund and Yorkshire Forward. The initiating order (approximately $50,000) commences a three-year commitment of $1,500,000 to the program.

Nissha Agreement.  On December 14, 2009, we entered into a Supply Agreement with Nissha Printing Co., Ltd. (“Nissha”), an international printing company. In the agreement, we agreed to supply our authentication marks to Nissha to be incorporated into their printing ink. We will receive an initial fee, annual fee and authentication mark fee for each unique authentication mark purchased. Additional fees may be received if more than 10 authentications per year are ordered by Nissha.

In addition, on December 21, 2009, we entered into a Supply Agreement with an international company. In the agreement, we agreed to supply the company with our authentication marks for an initial period of five years. We will receive an annual fee for each unique authentication mark purchased. There is the potential to receive additional fees if more than three authentications per year are ordered. In exchange for exclusive rights in a specific field, the company has agreed to minimum volume purchases for each year of the agreement.

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

Competition

The principal markets for our offerings are intensely competitive.  We compete with many existing suppliers and new competitors continue to enter the market.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: American Bank Note Holographics, Inc., Applied Optical Technologies, Authentix, ChemTAG, Collectors Universe Inc., Collotype, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Manakoa, Media Sec Technologies, November AG, opSec Security Group plc., SmartWater Technology, Inc., Sun Chemical Corp, Tracetag, Prooftag SAS, and Warnex.

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

Proprietary Rights

We believe that our 14 patents, 8 patents pending, 13 provisional patents, 8 registered trademarks, and 4 registered trademarks pending, which are described in the table below, and our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us.

Patents Issued:

PATENTS
Patents Issued
Patent Name	Patent No	Assignee of Record	Date Issued	Jurisdiction
Nucleic Acid as Marker for Product Anticounterfeiting and Identification	(570982/196181) 89108443	APDN (B.V.I.) Inc.	1/11/2004 – 3/16/2020 3/17/2000	Taiwan
Method of using ribonucleic acid as marker for product anti-counterfeit labeling	CN1324955 00107580.2	APDN (B.V.I.) Inc.	2/2/2005	China
EppenLocker (A Leakage Prevention Apparatus of Microcentrifuge)	529633 203050	APDN Inc.	4/21/2003-3/9/2012 3/10/2000	Taiwan
Multiple Tube Structure for Multiple PCR in a Closed Container	519130 205554	APDN Inc.	1/21/2003-6/19/2012 6/20/2000	Taiwan
A Device for Multiple Polymerase Chain Reactions In a Closed Container and a Method of Using Thereof	231311	APDN Inc.	4/21/2005-6/12/2020 6/12/2000	Taiwan
A Method of marking solid or liquid substances with nucleic acid for anti-counterfeiting and authentication	7115301 (10/748,412)	APDN (B.V.I.) Inc.	10/3/2006	United States
A novel nucleic acid based steganography system and applications thereof	MY 135976-A	APDN (B.V.I.) Inc.	7/31/2008	Malaysia
	KR 20050025256 679484 (61387/2004)	APDN (B.V.I.) Inc.	3/14/2005 8/3/2005	Korea
Method for Mixing Ribonucleic Acid in Water Insoluble Media and Application Thereof	JP2004159502 3930794	Rixflex Holding Limited*	6/10/2004 8/31/2002	Japan
Method for Mixing Ribonucleic Acid in Water Insoluble Media and Application Thereof	EP1394544	APDN (B.V.I.) Inc.	3/3/2004	EU
Method of dissolving nucleic acid in water insoluble medium and its application	CN100349315C 03155949.2	APDN (B.V.I.) Inc.	11/7/2007 (8/27/2003)	China
A Nucleic Acid Based Steganography System and Application thereof	EP1568783	APDN (B.V.I.) Inc.	8/31/2005	EU
A Nucleic Acid Based Steganography System and Application Thereof	DE 602004007474.8	APDN (B.V.I.) Inc	4/24/2008	Germany
System and Method for authenticating multiple components associated with a particular product	WO2006127558 A2	APDN	11/30/2006	EU

Patents Pending
Patent Name	Publication No	Filed in Name of	Date Published	Jurisdiction
Method for Mixing Nucleic Acid in Water Insoluble Media and Application Thereof	20040058374 (10/645,602)	Rixflex Holdings Limited*	3/25/2004	United States
Novel nucleic acid based steganography system and application thereof	20050059059 (10/909,431)	Rixflex Holdings Limited*	3/17/2005	United States
Cryptic method of secret information carried in DNA molecule and it deencryption method	200506064 (921221490)	APDN (B.V.I.) Inc.	8/6/2003	Taiwan
A novel nucleic acid based steganography system and applications thereof	1-2004-00742	APDN (B.V.I.) Inc.	8/4/2004	Vietnam
A novel nucleic acid based steganography system and applications thereof	092819	APDN (B.V.I.) Inc. pending	8/4/2004	Thailand
A Method for encrypting and decrypting specific message by using nucleic acid molecules	JP2005055900 2004-225987	Rixflex Holdings Limited*	3/3/2005	Japan
	P-00200400374	APDN (B.V.I.) Inc	8/4/2004	Indonesia
Methods and Systems for the Generation of Plurality of Security Markers and the Detection Thereof	12/690,799	APDN (B.V.I.) Inc.	None	United States

Published Patent Applications
Patent Name	Patent Appl. No	Assignee of Record	Publication Date	Jurisdiction
System and Method for Marking Textiles with Nucleic Acids	publication # 20050112610 (10/825,968)	APDN (B.V.I.) Inc.	5/26/2005	United States
System and Method for Authenticating Multiple Components Associated with a Particular Good	20070048761 (11/437,265)	APDN (B.V.I.) Inc.	3/1/2007	United States
System and Method for Secure Document Printing and Detection	20090042191 (11/954,044)	APDN (B.V.I.) Inc.	2/12/2009	United States
System and Method for Authenticating Tablets	20090075261 (11/954,055)	APDN (B.V.I.) Inc.	3/19/2009	United States
System and Method for Authenticating Sports Identification Goods	20080293052 (11/954,051)	APDN (B.V.I.) Inc.	11/27/2008	United States
Optical Reporter Compositions	20080299667 (11/954,030)	APDN (B.V.I.) Inc.	12/4/2008	United States
Methods for Covalent Linking of Optical Reporters	20080312427 (11/954,009)	APDN (B.V.I.) Inc.	12/12/2008	United States
Method for Authenticating Articles with Optical Reporters	20080299559 (11/954,038)	APDN (B.V.I.) Inc.	12/4/2008	United States
Methods for Genetic Analysis of Textiles made of Gossypium Barbadense and Gossypium Hirsutum Cotton	Published by WIPO WO 2010/056642 12/269,737	APDN (B.V.I.) Inc.	05/20/2010.	United States
Methods for Genetic Analysis of Textiles made of Gossypium Barbadense and Gossypium Hirsutum Cotton	Published by WIPO WO 2010/056642 PCT/US09/63814	APDN (B.V.I.) Inc.	05/20/2010	WIPO
Methods for Genotyping Mature Cotton Fibers and Textiles	Published by WIPO WO 2010/056645 12/269,757	APDN (B.V.I.) Inc.	Published by WIPO 05/20/2010.	United States
Methods for Genotyping Mature Cotton Fibers and Textiles	Published by WIPO WO 2010/056645 PCT/US09/63818	APDN (B.V.I.) Inc.	05/20/2010	WIPO
Incorporating Water Soluble Security Markers into Cyanoacrylate Solutions	20090286250 (12/465,450)	APDN (B.V.I.) Inc.	11/19/2009	United States

TRADEMARKS
Registered	TM Reg #	Assignee of Record	Registered	Jurisdiction
APPLIED DNA	3489209	APDN	8/19/2008	United States
SIGNATURE	3482366	APDN	8/5/2008	United States
SIGNATURE	005419031	Apdn	10/26/2006	EU
SIGNATURE	1143760	APDN	10/27/2006	Australia
AZSURE	3698729	APDN	10/20/2009	United States
AZSURE	1022396	APDN	11/09/2009	EU
RAPIDNA	1048621	APDN (BVI)	08/12/2010	EU
FIBERTYPING	3862228	APDN (BVI)	10/12/2010	United States

Pending	TM Reg #	Assignee of Record	Filed	Jurisdiction
BIOMATERIAL GENOTYPING	77/771522	APDN	6/30/2009	United States
PIMATYPING	77/728511	APDN	05/04/2009	United States
RAPIDNA	85/070,474	APDN	06/24/2010	United States
SMARTDNA	85/105,993	APDN	08/12/2010	United States
* Rixflex has been merged with and into APDN (B.V.I.) Inc.

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

In connection with a private placement of senior secured convertible notes on July 15, 2010, we granted a security interest in all of our assets, and the assets of APDN (B.V.I.), which includes all of our patents and trademarks.

Employees

Presently, we currently have 14 full-time employees and two part-time employees, including two in management, eight in operations, five in sales and marketing and one in investor relations.  None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

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

We have a short operating history with our current business model, which involves the marketing, sale and distribution of anti-counterfeiting and product authentication solutions.  Our operations since inception have produced limited revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  If we create significant revenues in the future, we will derive most of such revenues from the sale of anti-counterfeiting and product authentication solutions, which are immature industries.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving industry.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses from operations which may continue, and which may harm our ability to obtain financing and continue our operations.

We incurred net operating losses of $7.1 million for the year ended September 30, 2010 and $6.9 million for the year ended September 30, 2009.  These net operating losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and incurred interest expense on notes and warrants we issued to obtain financing.  Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company.  We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future.  Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance.  If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing.  As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

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

We believe that our existing capital resources will enable us to fund our operations until approximately March 2011.  We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated December 15, 2010, our independent auditors stated that our financial statements for the year ended September 30, 2010 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our negative working capital of $2.5 million, recurring net operating loss of $7.1 million, and capital deficiency of $1.6 million for the year ended September 30, 2010.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

General economic conditions and the current global financial crisis may adversely affect our business, operating results and financial condition.

A general weakening or decline in the global economy or a period of economic slowdown may have serious negative consequences for our business and operating results.  Since our customers incorporate our products into a variety of consumer goods, the demand for our products is subject to worldwide economic conditions and their impact on levels of consumer spending.  Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors.  During a period of economic weakness or uncertainty, demand for consumer goods incorporating our products may weaken, and current or potential customers may defer purchases of our products. Although global economic conditions have improved somewhat since the extreme economic contraction in fiscal years 2008 and 2009, there is still significant uncertainty in the global economy, and there is no guarantee that the global economy will remain in this improved state.

The recent distress in the credit and financial markets has also resulted in extreme volatility in security prices and diminished liquidity. While markets seemed to have stabilized, there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy.  Moreover, the current crisis has had a significant material adverse impact on a number of financial institutions and has limited access to capital and credit for many companies.  This could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

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

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, one of our directors, our President and Chief Executive Officer; and Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer.  We do not have employment agreements with Drs. Hayward or Liang.  Loss of the services of Drs. Hayward or Liang could significantly harm our business, results of operations and financial condition.  We do not maintain key-man insurance on the lives of Drs. Hayward or Liang.  During fiscal 2010, Dr. Hayward provided $725,000 in loans to the Company. In the absence of any other financing, curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations.

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

Matter voluntarily reported to the Securities and Exchange Commission.

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

Risks Relating to Our Common Stock:

There are a large number of shares underlying our options, warrants and convertible notes that may be available for future sale and the sale of these shares may depress the market price of our common stock and will cause immediate and substantial dilution to our existing stockholders.

As of December 15, 2010, we had 349,571,020 shares of common stock issued and outstanding and outstanding options, warrants to purchase 135,069,819 shares of common stock, and outstanding notes convertible into 95,796,286 shares of common stock.  All of the shares issuable upon exercise of our options and warrants may be sold without restriction, except for shares issuable upon exercise of options held by our “affiliates” as defined in Rule 144 under the Securities Act of 1933.  The sale of these shares may adversely affect the market price of our common stock.  The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholder may convert and sell the full amount issuable on exercise.

If we fail to remain current on our reporting requirements, we could be removed from the OTC bulletin board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on The Over The Counter Bulletin Board (the “OTC Bulletin Board”), such as us, must be reporting issuers under Section 12 or Section 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  Prior to May 2001, we were delinquent in our reporting requirements, having failed to file our quarterly and annual reports for the years ended 1998 – 2000 (except the quarterly reports for the first two quarters of 1999).  We have been current in our reporting requirements for the last seven years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

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

ITEM 2. PROPERTIES.

We maintain our principal office at 25 Health Sciences Drive, Suite 215, Stony Brook, New York 11790. We moved our principal office to the Long Island High Technology Incubator, which is located on the campus of Stony Brook University, in November 2005.  We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings.

ITEM 4. (REMOVED AND RESERVED).

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

The following table sets forth the quarterly quotes of high and low prices for our Common Stock on the OTC Bulletin Board during the fiscal years ended September 30, 2009 and September 30, 2010.

	Fiscal 2009		Fiscal 2010

	High	Low	High	Low

First Quarter	$0.06	$0.03	$0.13	$0.05
Second Quarter	$0.10	$0.04	$0.13	$0.06
Third Quarter	$0.19	$0.06	$0.08	$0.04
Fourth Quarter	$0.16	$0.07	$0.07	$0.03

Holders

As of December 15, 2010, we had approximately 1,034 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

Recent Sales of Unregistered Securities

Other than as previously described in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, there were no sales of unregistered securities during fiscal 2010.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Introduction

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA, Cashield, DNANet and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), textiles and apparel, identity cards and other secure documents, pharmaceuticals, wine, and luxury consumer goods.

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

Cashield. Cashield is a family of cash degradation inks that permanently stain banknotes stolen from cash-handling or ATM systems. Cashield extends our offering beyond our prior singular product, AzSure®, to a family of security inks that include Red, Violet, Green, Teal, Indigo, and the original AzSure® Blue. Current degradation dyes suffer from a critical technical weakness, as the dyes may be removed by the use of solvents. We initiated the development of Cashield in response to demand for a more effective carrier for our SigNature DNA markers. Cashield has been certified for use in the EU by the Laboratoire National de Métrologie et d’Essais (LNE) and passed all 47 individual dye penetration and wash-out-resistance tests. Additionally, a CViT study presented by the University of Leeds cited Cashield AzSure Blue ink as having improved performance versus staining inks from other suppliers. In this study, the AzSure blue ink was tested across a range of currencies, including British pounds, Euros, and U.S. dollars. The evaluation involved exposure to numerous industrial solvents. Final analysis of the results concluded that the AzSure blue ink was bound strongly in five seconds or less to a variety of banknotes, and could not be removed with any solvent.

DNANet. In 2010, we developed DNANet tactical DNA products for law enforcement, in the form of DNA-marked fixative sprays and liquids as well as transferable grease. These products, being marketed to global police forces were created to help link criminals to crimes. DNANet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication.

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

In 2009 we discontinued our BioActive Ingredients program, which we began in 2007.  We developed BioActive Ingredients for personal care products, such as skin care products, based on the biofermentation expertise developed during the manufacturing of DNA for our SigNature DNA and BioMaterial Genotyping solutions, and we have decided to focus our business on these security and authentication solutions.

General

To date, our operations have produced limited revenues.  We have continued to incur expenses and have limited sources of liquidity.  We expect to generate revenues principally from sales of our SigNature Program and BioMaterial Genotyping.  We are currently attempting to develop business in the following target markets: a cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Comparison of the Year Ended September 30, 2010 to the Year Ended September 30, 2009

Revenues

For the years ended September 30, 2010 and 2009, we generated $519,844 and $295,162 in revenues from operations, respectively.  Our cost of sales for the year ended September 30, 2010 was $62,929, netting us a gross profit of $456,915.  Our cost of sales for the year ended September 30, 2009 was $61,238, netting us a gross profit of $233,924. The increase in revenues for the twelve months ended September 30, 2010 was substantially generated from sales of our SigNature DNA and BioMaterial GenoTyping. Revenues attributable to our BioActive Ingredients decreased for the twelve months ended September 30, 2010 compared to the same period in 2009 as we de-emphasized and discontinued our BioActive Ingredients program.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the twelve months ended September 30, 2010 increased 8.4% to $7,126,091 from $6,576,434 in the same period in 2009.  Included within the selling, general and administrative expenses for the year ended September 30, 2010 was a noncash charge to operations of $3,796,255 for the fair value of vested options issued to officers and employees and other stock based compensation compared to $2,748,521 in 2009.

Research and Development

Research and development expenses decreased by $59,444 for the twelve months ended September 30, 2010 compared to the same period in 2009 from $135,405 to $75,961, primarily due to a decrease in research and development activities as a result of our change in focus to marketing activities.

Depreciation and Amortization

In the twelve months ended September 30, 2010, depreciation and amortization decreased by $46,214 compared to the same period in 2009 from $418,128 to $371,914.  The decrease is attributable to the aging of fixed assets previously acquired.

Total Operating Expenses

Total operating expenses increased to $7,573,966 for the twelve months ended September 30, 2010 from $7,129,967, or an increase of $443,999, primarily due to noncash charge to operations of $4,282,406 for non cash equity based compensation compared to $3,610,014 for the same period last year.

Other Income/Loss

Other income for the twelve months ended September 30, 2010 decreased from $12,023,888 to $0. During the year ended September 30, 2009, we determined that future payments of liquidated damages on previously issued notes were not probable, therefore we reversed our accrual of $12,023,888 to other income.

Interest Expenses

Interest expenses for the twelve months ended September 30, 2010, decreased to $792,549 from $1,182,695 in the same period of 2009, a decrease of $390,146.  The decrease in interest expense was due to the conversion into common stock in 2010 of the convertible notes issued in connection with financings completed in 2009.

Net Income (Loss)

Net income (loss) for the twelve months ended September 30, 2010 was $(7,909,600) compared to $3,944,578 in the same period of 2009, a net change of $ 11,854,178 as a result of the combination of factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.  In fiscal 2010, and in prior fiscal years, we have been relying  in part on cash infusions from our President, Chairman and Chief Executive Officer, James A. Hayward, in order to fund our operations.  During fiscal 2010, Dr. Hayward provided $725,000 in new loans.  Curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations, including our ability to meet our payroll and accounts payable obligations.

As of September 30, 2010, we had a working capital deficit of $2.5 million.  For the year ended September 30, 2010, we generated a net cash flow deficit from operating activities of $2.5 million consisting primarily of our net loss of $7.8 million, net with non cash adjustments of $1.2 million in depreciation and amortization charges and $4.3 million for equity based compensation.  Additionally, we had a net increase in operating assets of $16,138 and a net increase in operating liabilities of $0.3 million.  Cash provided by financing activities for the year ended September 30, 2010 totaled $2.3 million consisting of proceeds from the issuance of convertible debt, net of the capitalized financing costs.

We expect capital expenditures to be less than $100,000 in fiscal 2011.  Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately March 2011.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our registered independent certified public accountants have stated in their report dated December 15, 2010, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Fiscal 2010

During the year ended September 30, 2010, we issued and sold an aggregate principal amount of $270,000 in secured convertible promissory notes bearing interest at 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.  The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

In addition, on July 15, 2010, we issued and sold an aggregate of $1,100,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act (the “Private Placement”).  The (the “July 15 Notes”)  are convertible, in whole or in part, at any time, at the option of the holders, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each Note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $0.04405, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Financing Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after July 15, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) July 15, 2011.  A holder may convert its Notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The July 15 Notes shall be automatically converted upon the earlier of (I) July 15, 2011 and (II) the completion of a Qualified Financing at the election of each holder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Security paid by investors for the Qualified Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The July 15 Notes bear interest at the rate of 10% per annum and are due and payable in full on July 15, 2011. Until the principal and accrued but unpaid interest under the July 15 Notes are paid in full, or converted into shares of Common Stock, Subsequent Financing Securities or Qualified Financing Securities, as the case may be (the “Conversion Shares”) pursuant to their terms, the Company’s obligations under the July 15 Notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

The July 15 Notes were issued pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated as of July 15, 2010, by and among the Company and the purchasers named therein (the “Purchasers”).  We have made customary representations and warranties and certain covenants in the Purchase Agreement and the July 15 Notes including, among others, covenants (i) not to offer, sell, grant any option or otherwise dispose of, with certain exceptions, any of our, or our subsidiaries’, equity or equity equivalent securities (a “Subsequent Placement”), unless we offer the Purchasers the option to participate pro rata in any proposed or intended issuance, sale or exchange of securities being offered in a Subsequent Placement, (ii) to use commercially reasonable efforts to adopt and comply with Nasdaq or New York Stock Exchange corporate governance standards, (iii) to hire additional senior officers and adopt compensation plans and arrangements that are competitive with comparably situated companies and (iv) not to incur or guarantee any indebtedness, with certain exceptions.

Additionally, the July 15 Notes contain certain events of default that are customarily included in financings of this nature.  If an event of default occurs, the Purchasers may require the Company to redeem the July 15 Notes, in whole or in part, at a redemption price equal to the Event of Default Redemption Price (as defined in the July 15 Notes).

We also entered into a registration rights agreement, dated as of the date of the Purchase Agreement (the “Registration Rights Agreement”), with the Purchasers, pursuant to which we have agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended (the “Securities Act”) resales from time to time of the Conversion Shares issued or issuable upon conversion or redemption of the July 15 Notes.  Pursuant to the Registration Rights Agreement, we are required to file a registration statement within 45 days of receiving a Demand Registration Request (as defined in the Registration Rights Agreement), and to cause the registration statement to be declared effective within 45 days (or 90 days if the registration statement is reviewed by the SEC).  We will be required to pay penalties to Purchasers in the event that these deadlines are not met.

On July 15, 2010, we cancelled a $450,000 principal amount promissory note previously issued to an accredited investor (“Prior Investor”) on June 4, 2010 and, in lieu thereof, issued to the Prior Investor a $450,000 principal amount senior secured convertible note (the “Conversion Note”) containing the same terms as the form of note issued to the holders in the Private Placement.

On July 15, 2010, we cancelled a $675,000 principal amount promissory note (“Prior Hayward Note”) previously issued to James A. Hayward, the Company’s Chairman, President and Chief Executive Officer on June 4, 2010 (the “Prior Hayward Note”), and, in lieu thereof, issued to Dr. Hayward a $450,000 principal amount senior secured convertible note containing the same terms as the form of Note issued to the holders in the Private Placement and a $225,000 principal amount promissory note containing the same terms as the Prior Hayward Note.

Fiscal 2011 (through December 15, 2010)

On November 19, 2010, we issued and sold an aggregate of $350,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.032825817, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after November 19, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) November 19, 2011.  A noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes shall be automatically converted upon the earlier of (I) November 19, 2011 and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The notes bear interest at the rate of 10% per annum and are due and payable in full on November 19, 2011.  Until the principal and accrued but unpaid interest under the notes are paid in full, or converted into Conversion Shares pursuant to their terms, the Company’s obligations under the notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

On November 30, 2010, we issued and sold a $750,000 principal amount senior secured convertible notes bearing interest at a rate of 10% per annum to an “accredited investor,” as defined in regulations promulgated under the Securities Act.  The note is convertible, in whole or in part, at any time, at the option of the noteholder, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.032825817, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after November 19, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) November 19, 2011.  The noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The note shall be automatically converted upon the earlier of (I) November 19, 2011 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The notes bears interest at the rate of 10% per annum and is due and payable in full on November 19, 2011.  Until the principal and accrued but unpaid interest under the note is paid in full, or converted into Conversion Shares pursuant to its terms, the Company’s obligations under the note will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a material source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. We intend to pursue the building of a re-seller network outside the United States, and if successful, the re-seller agreements would constitute a source of liquidity and capital over time. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding and execution of re-seller agreements outside the Unites States.

We need to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond March, 2011.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock has made it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Substantially all of the real property used in our business is leased under operating lease agreements.

Product Research and Development

We anticipate spending approximately $100,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $100,000 on the acquisition of leasehold improvements during the next 12 months.  We believe our current leased space is adequate to manage our growth, if any, over the next 2 to 3 years.

Number of Employees

We currently have 14 full-time employees and two part-time employees, including two in management, eight in operations, five in sales and marketing and one in investor relations.  We expect to increase its staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated December 15, 2010, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;

●	we have no audit committee;

●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

●	there is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2011; and

●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

RBSM LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of September 30, 2010.

Changes in Internal Controls

During the fiscal year ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our directors, executive officers and significant employees.

Name	Age	Title	Board of Directors
James A. Hayward	57	Chief Executive Officer, President, and Chairman of the Board	Director
Sanford R. Simon	67		Director
Yacov Shamash	60		Director
Kurt Jensen	53	Chief Financial Officer
Ming-Hwa Benjamin Liang	47	Secretary and Strategic Technology Development Officer

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

Nominating Committee Functions -- Since we do not have a nominating committee, all of the members of the Board of Directors participate in the consideration of director nominees.  We do not currently have a written nominating committee charter or similar document.

Audit Committee Functions -- Since we do not have an audit committee, the entire Board of Directors acts as the audit committee.  The Board has determined that we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, serving on the Board of Directors.  We have not been able to identify a suitable candidate for our Board of Directors that would qualify as an audit committee financial expert.  Dr. Hayward does not meet the definition of an “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market, which is the independence standard that we have chosen to report under.  We do not currently have a written audit committee charter or similar document.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation of our principal executive officer and our two other executive officers for the fiscal years ended September 30, 2010 and 2009.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position (a)(1)	Year (b)	Salary ($)(2) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($)(3) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
James A. Hayward Chairman, President and Chief Executive Officer	2010	58,000	—	—	1,326,262	—	—	—	1,384,262
	2009	—	—	—	—	—	—	—	—

Kurt H. Jensen Chief Financial Officer	2010	140,796	—	—	778,716	—	—	—	919,512
	2009	135,871	—	—	—	—	—	—	135,871

Ming-Hwa Liang Chief Technology Officer and Secretary	2010	126,110	—	—	869,974	—	—	—	996,084
	2009	123,964	—	—	—	—	—	—	123,964

(1) We have no employment agreements with our named executive officers.

(2) Dr. Hayward has elected to accrue, but not to receive cash compensation until there is an improvement in our financial and operating performance and prospects.

(3) The amounts in column (f) represent the grant date fair value under ASC 718-10 based on the average of the bid and asked prices of our common stock on the grant date.  On May 27, 2010, the Company granted 17,000,000, 7,000,000 and 5,000.000 common stock options to Mr. Hayward, Mr. Liang and Mr. Jensen, respectively to replace options forfeited by them.  The options were fully vested at the time of issuance and are exercisable at $0.05 per share for five years.  The full fair value is reflected above. On July 1, 2010, the Company granted 10,000,000 common stock options each to Mr. Hayward, Mr. Liang and Mr. Jensen.  The options vest as follows: 25% immediate and 25% at each anniversary for the next three years.  The options are exercisable at $0.06 per share for five years.  The full fair value is reflected above.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2010 held by the Named Executive Officers.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1) (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (1) (e)	Option Expiration Date (1) (f)
James A. Hayward	17,000,000	(1)	0		$0.05	5/27/2015
	2,500,000	(2)	7,500,000		0.06	7/1/2010
Kurt H. Jensen	500,000		0		0.09	9/01/2011
	5,000,000	(1)	0		0.05	5/27/2015
	2,500,000	(2)	7,500,000		0.06	7/1/2010
Ming-Hwa Liang	7,000,000	(1)	0		0.05	5/27/2015
	2,500,000	(2)	7,500,000		0.06	7/1/2010

 (1) On May 27, 2010, the our named executive officers elected to forfeit certain stock options to purchase up to 29 million shares of our Common Stock at an exercise price of $0.11 that were previously granted to them under the  2005 Incentive Stock Plan.  In lieu of the forfeited options, our Board of Directors granted new stock options to such named executive officers to purchase up to 29 million shares of our common stock at an exercise price of $0.05 under the 2005 Stock Incentive Plan which are fully vested and became exercisable on June 29, 2010 following approval by our stockholders to amend our certificate of incorporation to increase our authorized shares of common stock.

 (2) On July 1, 2010, our Board of Directors granted nonstatutory stock options under the 2005 Incentive Stock Plan to our named executive officers. The options granted to the named executive officers vested with respect to 25% of the underlying shares on the date of grant, and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

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

Director Compensation Fiscal 2010

We currently have no policy in effect for providing compensation to our directors for their services on our Board of Directors.  During the fiscal year ended September 30, 2010, we did not provide any compensation to our directors for their service on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of December 10, 2010, (i) by each person who is known to us to beneficially own more than 5% of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors, and (iii) by all officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)(2)		PERCENTAGE OF CLASS (3)

James A. Hayward 25 Health Sciences Drive, Suite 215 Stony Brook, New York 11790	Common Stock	81,860,825	(4)	21.63%
Yacov Shamash 25 Health Sciences Drive, Suite 215 Stony Brook, New York 11790	Common Stock	625,000	(5)	*
Kurt Jensen 25 Health Sciences Drive, Suite 215 Stony Brook, New York 11790	Common Stock	8,080,000	(6)	2.26%
Ben Liang 25 Health Sciences Drive, Suite 215 Stony Brook, New York 11790	Common Stock	9,903,359	(7)	2.76%
Sanford R. Simon 25 Health Sciences Drive, Suite 215 Stony Brook, New York 11790	Common Stock	625,000	(5)	*
All directors and officers as a group (5 persons)	Common Stock	100,965,917	(8)	25.45%

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

(2)
Does not include unvested shares subject to options granted on June 17, 2008 pursuant to the 2005 Incentive Stock Plan, which vested with respect to 25% of the underlying shares on the date of grant and vest with respect to the remaining shares ratably on each anniversary thereafter until fully vested on the third anniversary of the date of grant, including 7,500,000 to James A. Hayward, 125,000 to Yacov Shamash, 7,500,000 to Kurt H. Jensen, 7,500,000 to Ben Liang and 125,000 to Sanford R. Simon.

(3)	Based upon 349,571,020 shares of common stock outstanding as of December 10, 2010.

(4)	Includes 28,900,000 shares underlying currently exercisable options and warrants.

(5)	Includes 625,000 shares underlying a currently exercisable warrant.

(6)	Includes 40,000 shares held by a spouse and 8,000,000 shares underlying currently exercisable options.

(7)	Includes 275,392 shares held by spouse and 9,500,000 shares underlying currently exercisable options.

(8)	Includes 47,650,000 shares underlying currently exercisable options and warrants.

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

2005 Incentive Stock Plan.

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding common stock of the Company approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder. On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding common stock of the Company approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of common stock. On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.  In connection with the share increase amendment, the Board of Directors granted and we issued options to purchase a total of 37,670,000 shares to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively. The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant. On May 27, 2010, Messrs. Hayward, Jensen and Liang elected to forfeit the options to purchase 17,000,000, 5,000,000 and 7,000,000 shares, respectively, that were previously granted to them.  In lieu of the forfeited options, the Board of Directors granted new stock options to such executive officers to purchase 17,000,000, 5,000,000 and 7,000,000 shares of the Company’s Common Stock at an exercise price of $0.05 under the 2005 Incentive Stock Plan which are fully vested and became exercisable on June 29, 2010 following approval by our stockholders to amend our certificate of incorporation to increase our authorized shares of common stock.  On July 1, 2010, the Board of Directors granted nonstatutory stock options to purchase 10,000,000 shares to each of Messrs. Hayward, Jensen and Liang, under the 2005 Incentive Stock Plan. The options granted vested with respect to 25% of the underlying shares on the date of grant, and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of September 30, 2010, a total of 9,675,000 shares have been issued and options to purchase 66,900,000 shares have been granted under the 2005 Incentive Stock Plan.

The Board of Directors, in their discretion, may award stock and stock options to executive officers and key employees as part of their compensation for employment or for retention purposes.

The following table sets forth certain information regarding our compensation plans as of September 30, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Professional/Consultant/ Employee Stock and Stock Option Compensation Plan approved in November 2002	296,000	$0.60	0
2005 Incentive Stock Plan approved on February 14, 2005	66,900,000	$0.06	23,425,000
Total	67,196,000	$0.06	23,425,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal years ended September 30, 2009 and 2010, we issued and sold an aggregate principal amount of $2,175,000 in secured convertible promissory notes bearing interest at 10% per annum and warrants to purchase an aggregate of 1,300,000 shares of our common stock to James A. Hayward, our President, Chairman, Chief Executive Officer and a director, as follows:

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

●
On January 29, 2009, we issued and sold to James A. Hayward a $150,000 principal amount secured promissory note (“January Note”) bearing interest at a rate of 10% per annum and a warrant (“January Warrant”) to purchase 300,000 shares of our common stock. The January Warrant is exercisable for a four-year period commencing on January 29, 2010, and expiring on January 28, 2014, at a price of $0.50 per share.  The January Warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) January 29, 2012, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading daysThe note was converted into 5,135,559 shares of common stock on 6/29/2010. On June 29, 2010, the Company issued 5,135,559 shares of common stock in settlement of the convertible note and related interest.

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

●
On June 30, 2009, we issued and sold to James A. Hayward a $150,000 principal amount secured promissory note (“June Note”) bearing interest at a rate of 10% per annum. The note was converted into 21,386,836 shares of common stock on 2/15/2010. On June 30, 2010, the Company issued 1,601,020 shares of common stock in settlement of the convertible note and related interest.

●
On September 30, 2009, we issued and sold to James A. Hayward a $250,000 principal amount secured promissory note (“September Note”) bearing interest at a rate of 10% per annum. The note was converted into 21,386,836 shares of common stock on 2/15/2010. On September 30, 2010, the Company issued 2,259,045 shares of common stock in settlement of the convertible note and related interest.

●
On July 15, 2010, we cancelled a $675,000 principal amount promissory note previously issued to James A. Hayward on June 4, 2010, and, in lieu thereof, issued to Dr. Hayward a $450,000 principal amount senior secured convertible note bearing interest at the rate of 10% per annum (“First July Note”) and a $225,000 principal amount promissory note bearing interest at a rate of 10% per annum (“Second July Note”).

The First July Note is convertible, in whole or in part, at any time, at the option of the noteholder, into either (A) such number of shares of our common stock, determined by dividing (i) the principal amount of the note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $0.04405, which is equal to a 20% discount to the average volume, weighted average price of our Common Stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after July 15, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) July 15, 2011.  The noteholder may convert its note in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings.  The note shall be automatically converted upon the earlier of (I) July 15, 2011 and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of Common Stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Security paid by investors for the Qualified Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The notes bears interest at the rate of 10% per annum and is due and payable in full on July 15, 2011.  Until the principal and accrued but unpaid interest under the note is paid in full, or converted into Conversion Shares pursuant to its terms, our obligations under the note will be secured by a lien on all of our assets and the assets of our wholly owned subsidiary, APDN (B.V.I.) Inc.

The Second July Note shall automatically convert on the earlier of (a) January 31, 2012 into shares of our common stock at a conversion price of $0.38866151 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance or (b) the closing of a Qualified Financing into shares of Qualified Financing Securities at a conversion price equal to a 20% discount to the purchase price paid by investors in the Qualified Financing. In addition, the promissory note is convertible into shares of our common stock at the option of the noteholder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) $0.38866151.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the promissory note on three days written notice (during which period the holder can elect to convert the promissory note).  The promissory note bears interest at the rate of 10% per annum and is due and payable in full on January 31, 2012.  Until the principal and accrued but unpaid interest under the promissory note is paid in full, or converted into shares of our common stock, the promissory note will be secured by a security interest in all of our assets and the assets of our wholly-owned subsidiary, APDN (B.V.I.) Inc.

We currently have no formal, written policy regarding entering into transactions with affiliated parties.  However, all transactions with affiliated parties, including the foregoing, are reviewed and approved by a disinterested majority of our board of directors.  The foregoing transactions with affiliated parties were made on substantially similar terms as transactions with third party investors in our securities during the fiscal years ended September 30, 2009 and 2010.

Director Independence

Our Board of Directors currently consists of three members: James A. Hayward, Yacov Shamash and Sanford R. Simon.  Although our securities are not currently listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, the Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2010, Drs. Shamash and Simon, representing two of our thrree directors, are “independent” as defined by the listing standards of the Nasdaq Stock Market, constituting a majority of independent directors of our Board of Directors as required by the rules of the Nasdaq Stock Market.  The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during fiscal years ended September 30, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Fiscal year ended September 30, 2010	Fiscal year ended September 30, 2009

(i) Audit Fees	$73,000	$73,000
(ii) Audit Related Fees	—	10,000
(iii) Tax Fees	20,000	—
(iv) All Other Fees	—	—
Total Fees	$93,000	$83,000

Audit Fees -- Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees -- Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services consist of responding to SEC comments in connection with our filings with the SEC and the review of and consent to registration statements. There were no audit related fees billed in fiscal 2010.

Tax Fees -- Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  There were no tax fees billed in fiscal 2009.

All Other Fees -- Consists of fees for products and services other than the services reported above.  There were no management consulting services  provided in fiscal 2010 or 2009.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

Our consolidated financial statements at September 30, 2010 and 2009, and for the years ended September 30, 2010 and 2009, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

APPLIED DNA SCIENCES, INC.

Date: December 15, 2010	/s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors and Director	December 15, 2010
James A. Hayward

/s/ KURT H. JENSEN	Chief Financial Officer (Principal Financial Officer and Principal	December 15, 2010
Kurt H. Jensen	Accounting Officer)

/s/ YACOV SHAMASH	Director	December 15, 2010
Yacov Shamash

/s/ SANFORD R. SIMON	Director	December 15, 2010
Sanford R. Simon

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

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

10.5#
Supply and Distribution Agreement, dated September 16, 2009 by and between Applied DNA Sciences, Inc. and Printcolor Screen Ltd., filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 23, 2009

10.6
Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-163478) filed with the Commission on December 4, 2009 and incorporated herein by reference.

10.7#
Authentication Mark Agreement, dated December 14, 2009 by and between Applied DNA Sciences, Inc. and Nissha Printing Co., Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on February 11, 2010.

10.8#
Authentication Mark Agreement, dated December 21, 2009 by and between Applied DNA Sciences, Inc. and ***, filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on February 11, 2010.

10.9	Form of Securities Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.10	Form of Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.11	Form of Registration Rights Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.12	Security Agreement, dated July 15, 2010, made by the Company in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.13	Security Agreement, dated July 15, 2010, made by APDN BVI in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.14	Trademark Security Agreement, dated July 15, 2010, made by the Company in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.15	Trademark Security Agreement, dated July 15, 2010, made by APDN BVI in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.16
Trademark Security Agreement, dated July 15, 2010, made by APDN BVI, as successor in interest by merger to Rixflex Holdings Limited, in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.17	Patent Security Agreement, dated July 15, 2010, made by APDN BVI in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.18
Patent Security Agreement, dated July 15, 2010, made by APDN BVI, as successor in interest by merger to Rixflex Holdings Limited, in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.19	Form of Prior Investor Security Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.20	Form of Warrant, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.21	10% Secured Convertible Promissory Note issued by the Company to James A. Hayward, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010.

10.22
Form of Subscription Agreement by and among Applied DNA Sciences, Inc. and the investors named on the signature pages thereto, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010.

10.23	Form of Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010.

10.24	Form of Joinder Agreement to Registration Rights Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010.

10.25	Form of Joinder Agreement to Security Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010.

10.26	Form of Joinder Agreement to Security Agreement (APDN BVI) filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010.

23.1*	Consent of RBSM LLP.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Applied DNA Sciences, Inc.
Stony Brook, New York

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2010 and 2009 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied DNA Sciences, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note L to the accompanying consolidated financial statements, the Company has suffered recurring losses and does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note L. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
December 15, 2010

APPLIED DNA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash	$17,618	$213,307
Accounts receivable	63,029	47,302
Prepaid expenses	161,456	79,436
Total current assets	242,103	340,045

Property, plant and equipment-net of accumulated depreciation of $207,097 and $199,119, respectively	3,765	11,743

Other assets:
Deposits	8,322	8,322
Capitalized finance costs-net of accumulated amortization of $947,276 and $615,611, respectively	522,489	146,389

Intangible assets:
Patents, net of accumulated amortization of $34,257 and $34,112, respectively (Note B)	-	145
Intellectual property, net of accumulated amortization and write off of $8,794,265 and $8,430,474, respectively (Note B)	636,635	1,000,426

Total Assets	$1,413,314	$1,507,070

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$967,550	$843,491
Advances from officers	50,000
Convertible notes payable, net of unamortized discount of $545,920 and $319,589, respectively (Note D)	1,774,080	2,410,411
Total current liabilities	2,791,630	3,253,902

Long term debt:
Convertible note payable-related party, net of unamortized discount of $5,286	219,714	-

Commitments and contingencies (Note H)	-	-

Deficiency in Stockholders’ Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2010 and 2009	-	-
Common stock, par value $0.001 per share; 800,000,000 shares authorized; 346,366,244 and 275,204,070 issued and outstanding as of September 30, 2010 and 2009, respectively	346,366	275,204
Additional paid in capital	149,396,907	141,409,667
Accumulated deficit	(151,341,303)	(143,431,703)
Total deficiency in stockholders’ equity	(1,598,030)	(1,746,832)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,413,314	$1,507,070

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

Sales	$519,844	$295,162
Cost of sales	(62,929)	(61,238)
Gross Profit	456,915	233,924

Operating expenses:
Selling, general and administrative	7,126,091	6,576,434
Research and development	75,961	135,405
Depreciation and amortization	371,914	418,128

Total operating expenses	7,573,966	7,129,967

LOSS FROM OPERATIONS	(7,117,051)	(6,896,043)

Other income (Note C)	-	12,023,888
Interest expense, net	(792,549)	(1,182,695)

Net (loss) income before provision for income taxes	(7,909,600)	3,945,150

Income taxes (benefit)	-	572

NET (LOSS) INCOME	$(7,909,600)	$3,944,578

Net (loss) income per share-basic	$(0.03)	$0.02

Net (loss) income per share-fully diluted	$(0.03)	$0.01

Weighted average shares outstanding
Basic	300,352,913	251,520,538

Fully diluted	300,352,913	308,912,411

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2010

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2008	-	-	205,359,605	$205,359	$133,133,354	$(147,376,281)	$(14,037,568)

Common stock issued in settlement of convertible debentures	-	-	46,430,397	46,432	3,858,568	-	3,905,000

Common stock issued in exchange for consulting services	-	-	20,000,000	20,000	(20,000)	-	-

Common stock issued in February 2009 in settlement of prior services at $0.06 per share	-	-	3,101,568	3,101	182,993	-	186,094

Fair value of warrants issued in connection with services rendered	-	-	-	-	217,865	-	217,865

Common stock issued for exercise of options cashless basis	-	-	312,500	312	(312)	-	-

Beneficial conversion feature relating to convertible debentures	-	-	-	-	831,144	-	831,144

Equity based compensation	-	-	-	-	457,534	-	457,534

Fair value of vested options issued directors, officers and employees	-	-	-	-	2,748,521	-	2,748,521

Net income	-	-	-	-	-	3,944,578	3,944,578
Balance, September 30, 2009	-	-	275,204,070	275,204	141,409,667	(143,431,703)	(1,746,832)

Equity based compensation	-	-	-	-	1,250,950	-	1,250,950

Fair value of vested options issued to directors, officers and employees	-	-	-	-	2,545,305	-	2,545,305

Fair value of vested warrants issued for service	-	-	-	-	288,314	-	288,314

Beneficial conversion feature relating to convertible debentures	-	-	-	-	744,147	-	744,147

Common stock issued in settlement of convertible debentures	-	-	56,099,888	56,100	2,975,749	-	3,031,849

Common stock issued in exchange for consulting services	-	-	15,297,286	15,297	182,540	-	197,837

Cancellation of shares held in treasury	-	-	(235,000)	(235)	235	-	-

Net loss	-	-	-	-	-	(7,909,600)	(7,909,600)
Balance, September 30, 2010	-	$-	346,366,244	$346,366	$149,396,907	$(151,341,303)	$(1,598,030)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net (loss) income	$(7,909,600)	$3,944,578
Adjustments to reconcile net (loss) income to net used in operating activities:
Depreciation and amortization	371,914	418,128
Reversal of accrued penalty charges	-	(12,023,888)
Fair value of vested options issued to officers, directors and employees	2,545,305	2,748,521
Fair value of warrants issued in exchange for services rendered	-	217,865
Amortization of capitalized financing costs	331,665	151,337
Amortization of debt discount attributable to convertible debentures	512,530	998,280
Equity based compensation	1,250,951	643,628
Common stock issued in settlement of interest	195,794	-
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(15,727)	27,848
(Increase) decrease in prepaid expenses and deposits	31,865	3,897
Decrease in accounts payable and accrued liabilities	230,114	401,208
Net cash used in operating activities	(2,455,189)	(2,468,598)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Net proceeds from related party advances	50,000	-
Net proceeds from issuance of convertible notes	2,209,500	2,545,500
Net cash provided by financing activities	2,259,500	2,545,500

Net increase (decrease) in cash and cash equivalents	(195,689)	76,902
Cash and cash equivalents at beginning of year	213,307	136,405
Cash and cash equivalents at end of year	$17,618	$213,307

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash transactions:
Common stock issued in exchange for previously incurred debt	$3,031,849	$3,905,000

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated  financial statements follows.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses. For the period from inception through September 30, 2010, the Company has accumulated losses of $151,341,303.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited. Significant inter-company transactions have been eliminated in consolidation.

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

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2010 and 2009, the Company did not record any deferred revenue for the respective periods.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

 Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At September 30, 2010 and 2009, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At September 30, 2010 and 2009 property and equipment consist of:

	September 30, 2010	September 30, 2009
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated depreciation	207,097	199,119
Net	$3,765	$11,743

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the year ended September 30, 2010, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 300,352,913 and 308,912,411 for the years ended September 30, 2010 and 2009, respectively.

Stock Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method. Stock-based compensation expense recognized under ASC 718-10 for the years ended September 30, 2010 and 2009 was $2,545,305 and $2,748,521, respectively.

As of September 30, 2010, 66,900,000 employee stock options were outstanding with 42,300,000 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the years ended September 30, 2010 and 2009 included an aggregate of 64% and 83% from three and four customers of the Company’s total revenues.  Four and one customer accounted for the Company’s 90% and 100% of total accounts receivable at September 30, 2010 and 2009, respectively.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $75,961 and $135,405 for the years ended September 30, 2010 and 2009, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $50,195 and $50,922 as advertising costs for the years ended September 30, 2010 and 2009, respectively.

Intangible Assets

The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful life for patents is five years while other intellectual property uses a seven year useful life. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.

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

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE B - ACQUISITION OF INTANGIBLE ASSETS

The identifiable intangible assets acquired and their carrying values at September 30, 2010 and 2009 are as follows:

	September 30, 2010	September 30, 2009
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets- Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated amortization	(3,173,511)	(2,809,575)
Impairment (See below)	(5,655,011)	(5,655,011)
Net:	$636,635	$1,000,571
Residual value:	$0	$0

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Total amortization expense charged to operations for the years ended September 30, 2010 and 2009 were $363,936 and $366,141, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2010 and 2009 are as follows:

	September 30,	September 30,
	2010	2009
Accounts payable	$721,340	$593,025
Accrued consulting fees	102,500	102,500
Accrued interest payable	88,937	110,767
Accrued salaries payable	54,773	37,199
Total	$967,550	$843,491

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of September 30, 2010 and 2009 are as follows:

	September 30,	September 30,
	2010	2009
Secured Convertible Note Payable dated October 21, 2008, net of unamortized debt discount of $14,591 (Matured October 21, 2009)	$-	$485,409
Secured Convertible Note Payable dated January 29, 2009, net of unamortized debt discount of $-0- and $23,693, respectively (Matured January 29, 2010)	-	126,307
Secured Convertible Note Payable dated February 27, 2009, net of unamortized debt discount of $-0- and $22,975, respectively (Matured February 28, 2010)	-	177,025
Secured Convertible Note Payable dated March 30, 2009, net of unamortized debt discount of $-0- and $48,054, respectively (Matured March 30, 2010)	-	201,946
Secured Convertible Note Payable dated April 14, 2009, net of unamortized debt discount of $-0- and $66,581, respectively (Matured April 14, 2010)	-	233,419
Secured Convertible Note Payable dated June 22, 2009, net of unamortized debt discount of $-0- and $32,457, respectively (Matured June 22, 2010)	-	217,543
Secured Convertible Note Payable dated June 30, 2009, net of unamortized debt discount of $-0- and $18,374, respectively (Matured June 30, 2010)	-	131,626
Secured Convertible Note Payable dated August 21, 2009, net of unamortized debt discount of $-0- and $59,000, respectively (see below)	-	371,000
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $-0- and $16,932, respectively (see below)	-	233,068
Secured Convertible Note Payable dated September 30, 2009, net of unamortized debt discount of $-0- and $16,932, respectively (see below)	-	233,068
Secured Convertible Note Payable dated October 14, 2009, net of unamortized debt discount of $819 (see below)	269,181	-
Secured Convertible Note Payable dated January 7, 2010, net of unamortized debt discount of $9,521 (see below)	40,479	-
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $5,286 (see below)	219,714	-
Secured Convertible Note Payable dated July 15, 2010, net of unamortized debt discount of $535,580 (see below)	1,464,420	-
	1,993,794	2,410,411
Less: current portion	(1,774,080)	(2,410,411)
Long-term debt- net	$219,714	$-

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($279,188) and warrants ($34,104) to debt discount, aggregating $313,292, which will be amortized to interest expense over the term of the note. Amortization of $14,592 and $298,701 was recorded for the years ended September 30, 2010 and 2009 respectively.

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
SEPTEMBER 30, 2010

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($61,974) and warrants ($9,498) to debt discount, aggregating $71,472, which will be amortized to interest expense over the term of the note. Amortization of $23,693 and $47,779 was recorded for the years ended September 30, 2010 and 2009, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($55,905) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $22,975 and $32,930 was recorded for the years ended September 30, 2010 and 2009, respectively.

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
SEPTEMBER 30, 2010

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($96,905) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $48,054 and $48,851 was recorded for the years ended September 30, 2010 and 2009, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($123,990) to debt discount which will be amortized to interest expense over the term of the Notes. Amortization of $66,581 and $57,409 was recorded for the years ended September 30, 2010 and 2009, respectively.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

The Company recognized and measured an aggregate of $44,705 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($44,705) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $32,457 and $12,248 was recorded for the years ended September 30, 2010 and 2009, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($24,657) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $18,374 and $6,283 was recorded for the years ended September 30, 2010 and 2009, respectively.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($66,262) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $59,000 and $7,262 was recorded for the years ended September 30, 2010 and 2009, respectively.

On August 21, 2010, the Company issued 4,962,615 shares of common stock in settlement of the convertible note and related interest.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $16,932 and $46 was recorded for the years ended September 30, 2010 and 2009, respectively.

On September 30, 2010, the Company issued 2,259,045 shares of common stock in settlement of the convertible note and related interest.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($16,978) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $16,932 and $46 was recorded for the years ended September 30, 2010 and 2009, respectively.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

On September 30, 2010, the Company issued 2,259,045 shares of common stock in settlement of the convertible note and related interest.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $20,525 was recorded for the year ended September 30, 2010.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($35,103) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $25,582 was recorded for the year ended September 30, 2010.

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
SEPTEMBER 30, 2010

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($13,128) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $1,475 was recorded for the year ended September 30, 2010.

On July 15, 2010, the convertible promissory note was converted to the same terms and conditions as described in the 10% Secured Convertible Promissory Notes dated July 15, 2010 below.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $2,166 was recorded for the year ended September 30, 2010.

On July 15, 2010, $450,000 of the $675,000 related party convertible promissory note was converted to the same terms and conditions as described in the 10% Secured Convertible Promissory Notes dated July 15, 2010 below.

10% Senior Secured Convertible Promissory Notes dated July 15, 2010

On July 15, 2010, the Company issued an aggregate of $2,000,000 senior secured convertible promissory notes due July 15, 2011 with interest at 10% per annum due upon maturity. The notes are convertible at any time prior to maturity, at the holders’ option, into shares of our common stock at (i) prior to the occurrence of Subsequent Financing at a rate if $0.04405, or (ii) after Subsequent Financing in the event the holder elects to receive conversion shares that are not Subsequent Financing securities, at a rate of $0.04405, or as of any conversion date that occurs after the closing of a Subsequent Financing at a rate of 80% of the purchase price paid by investors in the Subsequent Financing. The notes automatically convert at the earlier occurrence of (i) maturity or (ii) Qualified Financing including any accrued and unpaid interest, at a rate as described above. The Company has granted the noteholders a security interest in all the Company’s assets and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Subsequent Financing is defined as the issuance and sale by the Company that does not qualify as Qualified Financing.  Qualified Financing is defined as the issuance and sale by the Company equity or debt securities in a single transaction that results in gross proceeds of at least $10,000,000.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $678,774 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($13,128) to debt discount which will be amortized to interest expense over the term of the notes.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $50,000 and $0 advances due at September 30, 2010 and 2009, respectivley.

During the years ended September 30, 2010 and 2009, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, had advanced funds to the Company in the form of convertible promissory notes for working capital purposes (see Note D).  Interest expense related to these notes amounted to $76,891 and $85,315 for the years ended September 30, 2010 and 2009, respectively.

During the years ended September 30, 2010, the Company issued 41,720,685 shares of common stock in exchange for settlement of an aggregate of $1,500,000 related party convertible promissory notes and accrued interest.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 800,000,000 shares of common stock, with a $0.001 par value per share, as the result of a vote of stockholders conducted on June 29, 2010 which effected an increase in the authorized shares of common stock from 410,000,000 to 800,000,000. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of September 30, 2010 and 2009, there were 346,366,244 and 275,204,070 shares of common stock issued and outstanding, respectively.

Preferred and Common Stock Transactions During the Year Ended September 30, 2009:

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

During the year ended September 30, 2009, the Company issued an aggregate of 46,430,397 shares of common stock in exchange for convertible notes and accrued interest.

Preferred and Common Stock Transactions During the Year Ended September 30, 2010:

During the year ended September 30, 2010, the Company issued an aggregate of 15,297,286 shares valued at $777,837 for current and future consulting services.

During the year ended September 30, 2010 and 2009, the Company has expensed $1,250,951 and $643,628 related to stock based compensation, respectively.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s common stock.

Exercise Prices	Number Outstanding	Warrants Outstanding Remaining Contractual Life (Years)	Weighted Average Exercise Price	Weighted Average Exercisable	Exercisable Weighted Average Exercise Price
$0.04	9,000,000	4.92	$0.04	3,000,000	$0.04
$0.04405	3,007,946	6.79	$0.04405	3,007,946	$0.04405
$0.06	12,000,000	4.38	$0.06	4,500,000	$0.06
$0.07	200,000	1.46	$0.07	200,000	$0.07
$0.09	16,400,000	0.92	$0.09	16,400,000	$0.09
$0.10	1,500,000	2.49	$0.10	1,500,000	$0.10
$0.50	27,100,000	1.11	$0.50	27,100,000	$0.50
	69,207,946			55,707,946

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2008	63,980,964	$0.46
Granted	5,000,000	0.20
Exercised	—
Canceled or expired	(4,160,464)	(0.69)
Outstanding at September 30, 2009	64,820,500	$0.43
Granted	22,007,946	0.05
Exercised	—	—
Canceled or expired	(17,620,500)	(0.73)
Balance, September 30, 2010	69,207,946	$0.24

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The determined fair value of $136,988 is charged ratably to current period operations.  During the year ended September 30, 2010, $115,279 was charged to operations.

On July 15, 2010, warrants totally 3,007,946 were issued in connection with services provided in connection with the issuance of convertible notes.  The warrants are exercisable for seven years from the date of issuance at an exercise price of $0.04405 per share.  The fair value of the warrants were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 173.55% and risk free rate from 2.43%.

The determined fair value of $174,429 is charged ratably to current period operations over one year.  During the year ended September, 2010, $36,497 was charged to operations.

On August 30, 2010, warrants totaling 10,000,000 were issued in connection with services.  The warrants are exercisable for five years from the date of issuance at an exercise price of $0.04 per share with 33% vesting immediately and 67% upon achieving defined milestones.  The fair value of the vested warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 173.24% and risk free rate from 1.39%.

The determined fair value of $113,885 is charged ratably to current period operations.  During the year ended September 30, 2010, $28,705 was charged to operations.

Aggregate intrinsic value of warrants outstanding and exercisable at September 30, 2010 was $18,000.  Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $0.05 as of September 30, 2010, and the exercise price multiplied by the number of vested warrants outstanding.

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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of September 30, 2010, a total of 8,550,000 shares have been issued and options to purchase 68,920,000 shares have been granted under the 2005 Incentive Stock Plan.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	4.66	$0.05	29,000,000	$0.05
0.06	30,000,000	4.75	0.06	7,500,000	0.06
0.07	1,000,000	3.40	0.07	250,000	0.07
0.09	1,500,000	0.92	0.09	1,500,000	0.09
0.11	5,400,000	2.72	0.11	4,050,000	0.11
	66,900,000		$0.06	42,300,000	$0.06

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2008	5,660,000	$0.47
Granted	38,670,000	0.11
Exercised	(1,125,000)	0.10
Cancelled or expired	(4,285,000)	0.60
Outstanding at September 30, 2009	38,920,000	$0.11
Granted	59,000,000	0.06
Exercised	-
Canceled or expired	(31,020,000)	(0.11)
Outstanding at September 30, 2010	66,900,000	$0.06

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

On July 1, 2010, the Company granted an aggregate of 30,000,000 options to purchase the Company’s common stock at an exercise price of $0.06 per share for five years to officers and key employees with 25% immediate vesting and 25% each anniversary for next three years.  The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 173.67% and risk free rate from 1.80%.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2010 was $0.  Aggregate intrinsic value represents the difference between the Company’s closing price on the last trading day of the fiscal period, which was $.05 as of September 30, 2010, and the exercise price multiplied by the number of options outstanding.

The Company recorded $2,545,305 and $2,748,521 as stock compensation expense for the year ended September 30, 2010 and 2009, respectively for the vesting portion of all employee options outstanding, respectively.

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

At September 30, 2010, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $29,000,000, expiring in the year 2030 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2010 are as follows:

Non current:
Net operating loss carryforward	$11,484,000
Valuation allowance	(11,484,000)
Net deferred tax asset	$—

NOTE I-INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share:

	For the Year Ended	For the Year Ended
	September 30, 2010	September 30, 2009
(Loss) income available for common shareholders	$(7,909,600)	$3,944,578
Basic (loss) income per share	$(0.03)	$0.02
Weighted average common shares outstanding-basic	300,352,913	251,520,538
Fully diluted income (loss) per share	$(0.03)	0.01
Weighted average common shares outstanding-fully diluted	300,352,913	308,912,411

During the year ended September 30, 2010, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE J- COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by a significant former shareholder, expiring in October 2010 renewable annually thereafter. Total lease rental expenses for the years ended on September 30, 2010 and 2009 were $93,433 and $80,554, respectively.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Intervex, Inc. v. Applied DNA Sciences, Inc. (Supreme Court of the State of New York Index No.08-601219):

Intervex, Inc., or Intervex, the plaintiff, filed a complaint on or about April 23, 2008 related to a claim for breach of contract.  In March 2005, the Company entered into a consulting agreement with Intervex, which provided for, among other things, a payment of $6,000 per month for a period of 24 months, or an aggregate of $144,000 in exchange for introductions made by Intervex.  In addition, the consulting agreement provided for the issuance by the Company to Intervex of a five-year warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $.75.  Intervex asserted that the Company owed it 17 payments of $6,000, or an aggregate of $102,000, plus accrued interest thereon, and a warrant to purchase 250,000 shares of the Company’s common stock.  The Company asserted, among other things, that Intervex abandoned the contract, failed to perform, and was overpaid for any services it may have rendered.  The Company counterclaimed for compensatory and punitive damages, restitution, attorneys’ fees and costs, interest and other relief the court deems proper. The Company filed a motion for summary judgment and Intervex filed a cross-motion for summary judgment.  The court denied both motions on April 19, 2010.  The case settled on July 2, 2010 pursuant to a confidential settlement agreement. The settlement did not have a material impact to the Company.

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
SEPTEMBER 30, 2010

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

We paid liquidated damages in the form of common stock only for the period from June 15, 2005 to December 15, 2005, and only to persons who invested in the January and February, 2005 private placements.  We believe that we have no enforceable obligation to pay liquidated damages to holders of any shares we agreed to register under the registration rights agreement for periods after the first anniversary of the date of issuance of such shares, since they were eligible for resale under Rule 144 of the Securities Act during such periods, and such liquidated damages are grossly inconsistent with actual damages to such persons.  Nonetheless, as of September 30, 2009 we have accrued approximately $12.0 million in penalties representing further liquidated damages associated with our failure to have the registration statement declared effective by the deadline, and have included this amount in accounts payable and accrued expenses.  As of September 30, 2009, we concluded that the payment of liquidated damages under these commitments were not probable. Accordingly, we reversed the accrued expenses for the potential liquidated damages of $12.0 million as other income in the statement of operations during the year ended September 30, 2009

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE K - FAIR VALUE MEASUREMENT

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

At September 30, 2010, there were no identified assets or liabilities measured at fair value on a recurring basis.

At September 30, 2010, the carrying amounts of the convertible notes payable approximate fair value.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE L - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the year ended September 30, 2010, the Company has a negative working capital of $2.5 million, incurred a net loss of$7,909,600 and has a capital deficiency of $1.6 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing.

NOTE M – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.

On November 19, 2010, we issued and sold an aggregate of $350,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.032825817, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after November 19, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) November 19, 2011.  A noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes shall be automatically converted upon the earlier of (I) November 19, 2011 and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The notes bear interest at the rate of 10% per annum and are due and payable in full on November 19, 2011.  Until the principal and accrued but unpaid interest under the notes are paid in full, or converted into Conversion Shares pursuant to their terms, the Company’s obligations under the notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE L — SUBSEQUENT EVENTS (continued)

On November 30, 2010, we issued and sold a $750,000 principal amount senior secured convertible notesbearing interest at a rate of 10% per annum to an “accredited investor,” as defined in regulations promulgated under the Securities Act.  The note is convertible, in whole or in part, at any time, at the option of the noteholder, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.03088, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after November 30, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) November 30, 2011.  The noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The note shall be automatically converted upon the earlier of (I) November 30, 2011 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The notes bears interest at the rate of 10% per annum and is due and payable in full on November 30, 2011.  Until the principal and accrued but unpaid interest under the note is paid in full, or converted into Conversion Shares pursuant to its terms, the Company’s obligations under the note will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.