Form 10-Q
period 2010-12-31
APPLIED DNA SCIENCES INC
filed 2011-02-14
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 33-17387

Applied DNA Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Health Sciences Drive, Suite 215 Stony Brook, New York	11790
(Address of principal executive offices)	(Zip Code)
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
                                                                     ☐  Yes    ☒  No

As of February 11, 2011, the registrant had 351,499,975 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2010

Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash	$468,331	$17,618
Accounts receivable	62,824	63,029
Prepaid expenses	106,369	161,456
Total current assets	637,524	242,103

Property, plant and equipment-net of accumulated depreciation of $208,972 and $207,097 respectively	1,890	3,765

Other assets:
Deposits	8,322	8,322
Capitalized finance costs-net of accumulated amortization of $1,139,096 and $947,276, respectively	581,009	522,489

Intangible assets:
Patents, net of accumulated amortization of $34,257 (Note B)	-	-
Intellectual property, net of accumulated amortization and write off of $8,885,213 and $8,794,265, respectively (Note B)	545,687	636,635

Total Assets	$1,774,432	$1,413,314

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$950,634	$967,550
Advances from officers	-	$50,000
Convertible notes payable, net of unamortized discount of $743,030 and $545,920, (Note D)	2,406,970	1,774,080
Total current liabilities	3,357,604	2,791,630

Long term debt:
Convertible note payable-related party, net of unamortized discount of $4,289 and $5,286, respectively	220,711	219,714

Commitments and contingencies (Note H)	-	-

Deficiency in Stockholders’ Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2010 and September 30, 2010	-	-
Common stock, par value $0.001 per share; 800,000,000 shares authorized; 349,930,732 and 346,366,244 issued and outstanding as of December 31, 2010 and September 30, 2010, respectively	349,931	346,366
Additional paid in capital	150,531,585	149,396,907
Accumulated deficit	(152,685,399)	(151,341,303)
Total deficiency in stockholders’ equity	(1,803,883)	(1,598,030)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,774,432	$1,413,314

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,
	2010	2009

Sales	$317,817	$72,715
Cost of sales	(20,210)	(14,434)
Gross Profit	297,607	58,281

Operating expenses:
Selling, general and administrative	1,308,999	1,542,135
Research and development	20,706	6,148
Depreciation and amortization	92,823	93,446

Total operating expenses	1,422,528	1,641,729

NET LOSS FROM OPERATIONS	(1,124,921)	(1,583,448)

Interest expense, net	(219,175)	(224,260)

Net loss before provision for income taxes	(1,344,096)	(1,807,708)

Income taxes (benefit)	-	300

NET LOSS	$(1,344,096)	$(1,808,008)

Net loss per share-basic and fully diluted	$(0.00)	$(0.01)

Weighted average shares outstanding-Basic and fully diluted	349,153,715	275,204,070

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,344,096)	$(1,808,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,823	93,446
Fair value of vested options issued to officers, directors and employees	148,538	296,844
Amortization of capitalized financing costs	191,820	54,780
Amortization of debt discount attributable to convertible debentures	150,458	149,679
Equity based compensation	225,294	352,877
Common stock issued in settlement of interest	27,000	-
Change in assets and liabilities:
Decrease in accounts receivable	205	31,296
Decrease in prepaid expenses and deposits	55,087	27,474
Increase (decrease) in accounts payable and accrued liabilities	(16,916)	214,827
Net cash used in operating activities	(469,787)	(586,785)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Net proceeds from (payments of) related party advances	(50,000)	150,000
Net proceeds from issuance of convertible notes	970,500	229,500
Net cash provided by financing activities	920,500	379,500

Net increase (decrease) in cash	450,713	(207,285)
Cash at beginning of period	17,618	213,307
Cash at end of period	$468,331	$6,022

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash financing transactions:
Common stock issued in exchange for previously incurred debt	$297,000	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements as of December 31, 2010 and for the three months ended December 31, 2010 and 2009 are unaudited. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2010, the Company has accumulated losses of $152,685,399.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited. Significant inter-company transactions have been eliminated in consolidation.

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
DECEMBER 31, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2010 and September 30, 2010, the Company did not record any deferred revenue for the respective periods.

 Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2010 and September 31, 2010, the Company has deemed that no allowance for doubtful accounts was necessary.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At December 31, 2010 and September 30, 2010,  property and equipment consist of:

	(unaudited)
	December 31, 2010	September 30, 2010
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated depreciation	208,972	207,097
Net	$1,890	$3,765

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
DECEMBER 31, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the three months ended December 31, 2010, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 445,211,071 and 336,290,914 for the three months ended December 31, 2010 and 2009, respectively.

Stock Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  Stock-based compensation expense recognized under ASC 718-10 for the three months ended December 31, 2010 and 2009 was $148,538 and $296,844, respectively.

As of  December 31, 2010, 68,400,000 employee stock options were outstanding with 42,300,000 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended December 31, 2010 and 2009 included an aggregate of 87% and 94% from four and three customers of the Company’s total revenues, respectively. Two and four customers accounted for the Company’s 96% and 90% of total accounts receivable at December 31, 2010 and September 30, 2010, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $20,706 and $6,148 for the three month periods ended December 31, 2010 and 2009, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $24,340 and $14,337 as advertising costs for the three month periods ended December 31, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delayed, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote I for further discussion regarding fair valuation.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2010, ASU Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. As a result, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. ASU Update no. 2010-28 is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 did not have a material effect on our unaudited condensed consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption did not have a significant impact on its unaudited condensed consolidated  financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE B - INTANGIBLE ASSETS

Intangible assets acquired and their carrying values at December 31, 2010 and September 30, 2010  are as follows:

	(unaudited)
	December 31, 2010	September 30, 2010
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated amortization	(3,264,459)	(3,173,511)
Impairment (See below)	(5,655,011)	(5,655,011)
Net:	$545,687	$636,635
Residual value:	$0	$0

During the year ended September 30, 2006, the Company’s management performed an evaluation of its intangible assets (intellectual property) for purposes of determining the implied fair value of the assets at September 30, 2006. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value for the year ended September 30, 2006, as determined by discounted future cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $5,655,011, net of tax, or $0.05 per share during the year ended September 30, 2006 to reduce the carrying value of the patents to $2,091,800. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Total amortization expense charged to operations for the three month periods ended December 31, 2010 and 2009 was $90,948 and $91,093, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2010 and September 30, 2010 are as follows:

	(Unaudited) December 31,	September 30,
	2010	2010
Accounts payable	$596,773	$721,340
Accrued consulting fees	102,500	102,500
Accrued interest payable	130,712	88,937
Accrued salaries payable	120,649	54,773
Total	$950,634	$967,550

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE D – CONVERTIBLE NOTES

Convertible notes payable as of December 31, 2010 and September 30, 2010 are as follows:

	(Unaudited) December 31,	September 30,
	2010	2010
Secured Convertible Note Payable dated October 14, 2009, net of unamortized debt discount of $819 (see below)	$-	$269,181
Secured Convertible Note Payable dated January 7, 2010, net of unamortized debt discount of $673 and $9,521, respectively (see below)	49,327	40,479
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $4,289 and $5,286, respectively (see below)	220,711	219,714
Secured Convertible Notes Payable dated July 15, 2010, net of unamortized debt discount of $427,525 and $535,580, respectively (see below)	1,572,,475	1,464,420
Secured Convertible Notes Payable dated November 19, 2010, net of unamortized debt discount of $67,692	282,308	-
Secured Convertible Notes Payable dated November 30, 2010, net of unamortized debt discount of $247,140	502,860	-
	2,627,681	1,993,794
Less: current portion	(2,406,970)	(1,774,080)
Long-term debt- net	$220,711	$219,714

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $819 was recorded for the three months ended December 31, 2010.

On October 14, 2010, the Company issued 3,204,776 shares of common stock in settlement of the convertible note and related interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($35,103) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $8,848 was recorded for the three month period ended December 31, 2010.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $996.51 was recorded for the three months ended December 31, 2010.

On July 15, 2010, $450,000 of the $675,000 related party convertible promissory note was converted to the same terms and conditions as described in the 10% Secured Convertible Promissory Notes dated July 15, 2010 below.

10% Senior Secured Convertible Promissory Notes dated July 15, 2010

On July 15, 2010, the Company issued an aggregate of $2,000,000 senior secured convertible promissory notes due July 15, 2011 with interest at 10% per annum due upon maturity to “accredited investors,” as defined in regulations promulgated under the Securities Act of 1933, as amended (“Securities Act”). The notes are convertible at any time prior to maturity, at the holders’ option, into shares of our common stock at (i) prior to the occurrence of Subsequent Financing at a rate of $0.04405, or (ii) after Subsequent Financing in the event the holder elects to receive conversion shares that are not Subsequent Financing securities, at a rate of $0.04405, or as of any conversion date that occurs after the closing of a Subsequent Financing at a rate of 80% of the purchase price paid by investors in the Subsequent Financing. The notes automatically convert at the earlier occurrence of (i) maturity or (ii) Qualified Financing including any accrued and unpaid interest, at a rate as described above. The Company has granted the noteholders a security interest in all the Company’s assets and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

Subsequent Financing is defined as the issuance and sale by the Company securities that does not qualify as Qualified Financing.  Qualified Financing is defined as the issuance and sale by the Company or an affiliate thereof of equity or debt securities in a single transaction that results in gross proceeds of (before transaction fees and expenses) equal to or in excess of $10,000,000.

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
DECEMBER 31, 2010
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($678,774) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $108,056 was recorded for the three month period ended December 31, 2010.

10% Senior Secured Convertible Promissory Notes dated November 19, 2010

On November 19, 2010, the Company issued an aggregate of $350,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.032825817, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after November 19, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) November 19, 2011.  A noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes shall be automatically converted upon the earlier of (I) November 19, 2011 and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $76,494 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($76,494) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $8,802 was recorded for the three month period ended December 31, 2010.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Senior Secured Convertible Promissory Notes dated November 30, 2010

On November 30, 2010, the Company issued  a $750,000 principal amount senior secured convertible note bearing interest at a rate of 10% per annum to an “accredited investor,” as defined in regulations promulgated under the Securities Act.  The note is convertible, in whole or in part, at any time, at the option of the noteholder, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.03088, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after November 30, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) November 30, 2011.  The noteholder may convert its note in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The note shall be automatically converted upon the earlier of (I) November 30, 2011 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $270,078 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($270,078) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $22,938 was recorded for the three month period ended December 31, 2010.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds to the Company for travel related and working capital purposes.  The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2010 and September 30, 2010, there were $-0- and $50,000 advances outstanding, respectively.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 800,000,000 shares of common stock, with a $0.001 par value per share, as the result of a vote of stockholders conducted on June 29, 2010 which effected an increase in the authorized shares of common stock from 410,000,000 to 800,000,000. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of December 31, 2010 and September 30 2010, there were 349,930,732 and 346,366,244 shares of common stock issued and outstanding, respectively.

During the three months ended December 31, 2010, the Company issued 359,712 shares valued at $25,000 for future consulting services.

During the three month periods ended December 31, 2010 and 2009, the Company has expensed $225,294 and $352,877 related to stock based compensation, respectively.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s common stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	2,428,756	6.92	$0.3088	2,428,756	$0.3088
$0.03283	533,116	6.89	$0.3283	533,116	$0.3283
$0.04	9,000,000	4.67	$0.04	3,000,000	$0.04
$0.04405	3,007,946	6.54	$0.04405	3,007,946	$0.04405
$0.06	12,000,000	4.13	$0.06	7,000,000	$0.06
$0.07	200,000	1.21	$0.07	200,000	$0.07
$0.09	16,400,000	0.67	$0.09	16,400,000	$0.09
$0.10	1,500,000	2.24	$0.10	1,500,000	$0.10
$0.50	21,600,000	1.09	$0.50	21,600,000	$0.50
	66,669,818			55,669,818

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2009	64,820,500	$0.43
Granted	22,007,946	0.05
Exercised	—
Canceled or expired	(17,620,500)	(0.73)
Outstanding at September 30, 2010	69,207,976	$0.24
Granted	2,961,872	0.03
Exercised	—	—
Canceled or expired	(5,500,000)	(0.50)
Balance, December 31, 2010	66,669,818	$0.21

On April 29, 2010, warrants totaling 10,000,000 were issued in connection with services.  The warrants are exercisable for five years from the date of issuance at an exercise price of $0.06 per share with 25% vesting immediately, 25% on October 29, 2010, 25% on April 29, 2011 and 25% on October 29, 2011.  The fair value of the  warrants vesting during the three month period ended December 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.72% and risk free rate from 1.17%.

The determined fair value of $93,580 is charged ratably to current period operations.  During the three month period  ended December 31, 2010, $32,393 was charged to operations.

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

The determined fair value of $174,429 is charged ratably to current period operations over one year.  During the three month period ended December 31, 2010,  $43,607 was charged to operations.

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

The determined fair value of $113,885 is charged ratably to current period operations.  During the three month period ended December 31, 2010, $28,705 was charged to operations.

In the month of November  2010, warrants totally 2,961,872 were issued in connection with services provided in connection with the issuance of convertible notes.  The warrants are exercisable for seven years from the date of issuance at exercise prices from $0.03088 to $0.03283 per share.  The fair value of the warrants were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 169.06% to 169.21% and risk free rate from 2.16 to 2.20%.

The determined fair value of $120,840 is charged ratably to current period operations over one year.  During the three month period ended December 31, 2010, $10,892 was charged to operations.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding shares of common stock of the Company approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder. On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding shares of common stock of the Company approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of common stock. On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.  In connection with the share increase amendment, the Board of Directors granted and we issued options to purchase a total of 37,670,000 shares at an exercise price of $0.05 to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively. The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of December 31, 2010, a total of 8,550,000 shares have been issued and options to purchase 68,400,000 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under  the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	4.41	$0.05	29,000,000	$0.05
0.06	30,000,000	4.50	0.06	7,500,000	0.06
0.07	2,500,000	4.23	0.07	250,000	0.07
0.09	1,500,000	0.67	0.09	1,500,000	0.09
0.11	5,400,000	2.46	0.11	4,050,000	0.11
	68,400,000		$0.06	42,300,000	$0.06

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2009	38,920,000	$0.11
Granted	59,000,000	0.06
Exercised	-
Cancelled or expired	(31,020,000)	(0.11)
Outstanding at September 30, 2010	66,900,000	$0.06
Granted	1,500,000	0.07
Exercised	-
Canceled or expired	-
Outstanding at December 31, 2010	68,400,000	$0.06

On December 31, 2010, the Company granted 1,500,000 options to purchase the Company’s common stock at an exercise price of $0.07 per share for five years to an employee with vesting at 25% each anniversary for the next four years.  The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 171.29% and risk free rate from 0.98%.

The Company recorded $148,538 and $296,844 as stock compensation expense for the three month periods ended December 31, 2010 and 2009, respectively for the vesting portion of all employee options outstanding, respectively.

NOTE H- COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by a significant former shareholder renewable annually. Total lease rental expenses for the three month periods ended December 31, 2010 and 2009 were $35,962 and $20,575, respectively.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The agreements are generally month to month.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES (continued)

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

Matters Voluntarily Reported to the SEC and Securities Act Violations

The Company previously disclosed that we investigated the circumstances surrounding certain issuances of 8,550,000 shares to employees and consultants in July 2005, and engaged outside counsel to conduct this investigation. The Company has voluntarily reported its current findings from the investigation to the SEC, and it has agreed to provide the SEC with further information arising from the investigation. The Company believes that the issuance of 8,000,000 shares to employees in July 2005 was effectuated by both its former President and its former Chief Financial Officer/Chief Operating Officer without approval of the Board of Directors. These former officers received a total of 3,000,000 of these shares. In addition, it appears that the 8,000,000 shares issued in July 2005, as well as an additional 550,000 shares issued to employees and consultants in March, May and August 2005, were improperly issued without a restrictive legend stating that the shares could not be resold legally except in compliance with the Securities Act. The members of the Company’s management who effectuated the stock issuances that were examined in the investigation no longer work for the Company. In the event that any of the exemptions from registration with respect to the issuance of the Company’s common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company’s common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

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
DECEMBER 31, 2010
(unaudited)

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

At December 31, 2010, there were no identified assets or liabilities measured at fair value on a recurring basis.

At December 31, 2010, the carrying amounts of the convertible notes payable approximate fair value.

NOTE J - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, at December 31, 2010, the Company has a negative working capital of $2.7 million, incurred a net loss for the three month period ended December 31, 2010 of $1,344,096 and has accumulated deficit of $152.7 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

 NOTE J - GOING CONCERN (continued)

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

In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional financing through discussions with its investment bankers. There can be no assurance the Company will be successful in its effort to secure additional financing.

NOTE K – SUBSEQUENT EVENTS

Issuance of 10% Senior Secured Convertible Promissory Note dated January 7, 2011.

On January 7, 2011, the Company issued  a $750,000 principal amount senior secured convertible note (the “Note”) bearing interest at a rate of 10% per annum to an “accredited investor,” as defined in regulations promulgated under the Securities Act.

The Note is convertible, in whole or in part, at any time, at the option of the noteholder, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of the Note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.05529, which is equal to a 20% discount to the average volume, weighted average price of our Common Stock for the ten trading days prior to issuance (“Common Conversion Price”) or (B) securities issued in any Subsequent Financing at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing .  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after January 7, 2011 and prior to the earlier of (i) a Qualified Financing or (ii) January 7, 2012.  The noteholder may convert its Notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings.

The Note shall be automatically converted upon the earlier of (I) January 7, 2012 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(unaudited)

NOTE K – SUBSEQUENT EVENTS (continued)

Pursuant to a joinder agreement (the “Joinder Agreement to Registration Rights Agreement”), the noteholder became party to the registration rights agreement, dated as of July 15, 2010 (the “Registration Rights Agreement”), with the Company, pursuant to which the Company has agreed to prepare and file a registration statement with the SEC to register under the Securities Act resales from time to time of the Conversion Shares issued or issuable upon conversion or redemption of the Note.  The Company is required to file a registration statement within 45 days of receiving a Demand Registration Request (as defined in the Registration Rights Agreement), and to cause the registration statement to be declared effective within 45 days (or 90 days if the registration statement is reviewed by the SEC).  The Company will be required to pay penalties to the noteholder in the event that these deadlines are not met.

The Note bears interest at the rate of 10% per annum and is due and payable in full on January 7, 2012.  Until the principal and accrued but unpaid interest under the Note is paid in full, or converted into conversion shares pursuant to its terms, the Company’s obligations under the Note will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary, in favor of Etico Capital, LLC, as Collateral Agent for the Purchasers named therein pursuant to security agreements dated as of July 15, 2010 (the “Security Agreements”), to which the noteholder became party pursuant to joinder agreements (the “Joinder Agreements to Security Agreement”).

In connection with the sale of the Note, the Company paid placement agent commissions and discounts aggregating $75,500.  In addition, the placement agent was issued a warrant with a seven-year term to purchase 10% of the Notes sold (the "Warrant")

Concurrently with the above issuance and sale of the Note, the maturity dates of the senior secured convertible notes issued to accredited investors by the Company on July 15, 2010 was extended to the later of (i) the maturity date of the Note or (ii) the maturity date of any other notes to be issued in connection with a financing of up to $3,000,000 aggregate principal amount of senior secured convertible notes by the Company by January 31, 2011.

Adjustment of Conversion Price of Certain 10 % Senior Secured Convertible Promissory Notes dated July 15, 2010.

In February 2011, the Company adjusted the conversion price of $1,550,000 of the $2,000,000 in principal amount of senior secured convertible promissory notes issued on July 15, 2010 (the “July 15 Notes”), from $0.04405 to $0.037104.  The remaining $450,000 aggregate principal amount of the July 15 Notes, held by James A. Hayward, the Company’s Chairman, President and Chief Executive Officer, will continue to have a conversion price of $0.04405.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

Plan of Operations

General

To date, our operations have produced revenues from SigNature® DNA and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions (“authentication services”).  We have continued to incur expenses and have limited sources of liquidity.  We expect to generate revenues principally from sales of our SigNature Program, Cashield™, DNANet™ and BioMaterial Genotyping.  We have developed or are currently attempting to develop business in the following target markets: cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media (“target markets”).  Our developments in the cash-in-transit and textile and apparel authentication markets have contributed to the increase in our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2010 and 2009

Revenues

For the three months ended December 31, 2010, we generated $317,817 in revenues from operations and our cost of sales for the three months ended December 31, 2010 was $20,210, netting us a gross profit of $297,607, principally from the sales of authentication services and sales of our Signature DNA. For the three months ended December 31, 2009, we generated $72,715 in revenues from operations, and our cost of sales for the three months ended December 31, 2009 was $14,434, netting us a gross profit of $58,281. The increase in sales for the three months ended December 31, 2010 compared to the three months ended December 31, 2009, was primarily caused by our continued sales efforts in expanding our product usage in our target markets.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $1,542,135 for the three months ended December 31, 2009 to $1,308,999 for the three months ended December 31, 2010. The decrease of $233,136, or 15.1%, is primarily attributable to a decrease in equity based compensation from 2009 to 2010.

Research and Development

Research and development expenses increased from $6,148 for the three months ended December 31, 2009 to $20,706 for the three months ended December 31, 2010. The increase of $14,558 is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended December 31, 2010, depreciation and amortization decreased by $623 from $93,446 for the three months ended December 31, 2009 to $92,823 for the three months ended December 31, 2010.  The decrease is attributable to the aging of our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $1,422,528 for the three months ended December 31, 2010 from $1,641,729 for the three months ended December 31, 2009, or a decrease of $219,201 primarily attributable to a decrease in equity based compensation net with an increase in R&D expenditures.

Interest Expenses

Interest expense for the three months ended December 31, 2010 decreased by $5,085 to $219,175 from $224,260 for the three months ended December 31, 2009. The decrease in interest expense was due to lower borrowing costs during the three months ended December 31, 2010 from the issuance of convertible notes.

Net Income (Loss)

Net loss for the three months ended December 31, 2010 decreased to $1,344,096 from a net loss of $1,808,008 for the three months ended December 31, 2008 primarily attributable to factors described above.

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

As of December 31, 2010, we had a working capital deficit of $2,720,080.  For the three months ended December 31, 2010, we generated a net cash flow deficit from operating activities of $469,787 consisting primarily of year to date loss of $1,344,096.  Non cash adjustments included $435,101 in depreciation and amortization charges and, $373,832 for equity based compensation and $27,000 for settlement of accrued interest. Additionally, we had a net decrease in assets of $55,292 and a net decrease in current liabilities of $16,916.  Cash provided by financing activities for the three months ended December 31, 2010 totaled $920,500 consisting of proceeds from the issuance of convertible debt, net of the capitalized financing costs and related party advance repayments.

We expect capital expenditures to be less than $200,000 in fiscal 2011.  Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources is expected to be financed primarily through the sale of equity securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors. Any issuances of preferred stock will be on such terms and conditions as are approved by our board of directors, may have rights, preferences and privileges senior  to those of common stock, and may dilute the rights of holders of our common stock.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately May 2011.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

To the extent our revenues continue to increase over comparable year periods, our liquidity will be enhanced. However, we expect to require additional financing to sustain our growth and operations, including an increase in the number of employees.

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

In addition, on July 15, 2010, we issued and sold an aggregate of $1,100,000 in principal amount of senior secured convertible notes (the “July 15 Notes”) bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act (the “Private Placement”).  The July 15 Notes are convertible, in whole or in part, at any time, at the option of the holders, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each July 15 Note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $0.04405, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Financing Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after July 15, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) July 15, 2011.  A holder may convert its July 15 Notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The July 15 Notes shall be automatically converted upon the earlier of (I) July 15, 2011 and (II) the completion of a Qualified Financing at the election of each holder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Security paid by investors for the Qualified Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The July 15 Notes bear interest at the rate of 10% per annum and are due and payable in full on July 15, 2011. Until the principal and accrued but unpaid interest under the July 15 Notes are paid in full, or converted into shares of Common Stock, Subsequent Financing Securities or Qualified Financing Securities, as the case may be (the “Conversion Shares”) pursuant to their terms, the Company’s obligations under the July 15 Notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

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

We also entered into a registration rights agreement, dated as of the date of the Purchase Agreement (the “Registration Rights Agreement”), with the Purchasers, pursuant to which we have agreed to prepare and file a registration statement with the SEC to register under the Securities Act of 1933 resales from time to time of the Conversion Shares issued or issuable upon conversion or redemption of the July 15 Notes.  Pursuant to the Registration Rights Agreement, we are required to file a registration statement within 45 days of receiving a Demand Registration Request (as defined in the Registration Rights Agreement), and to cause the registration statement to be declared effective within 45 days (or 90 days if the registration statement is reviewed by the SEC).  We will be required to pay penalties to Purchasers in the event that these deadlines are not met.

On July 15, 2010, we cancelled a $450,000 principal amount promissory note previously issued to an accredited investor (“Prior Investor”) on June 4, 2010 and, in lieu thereof, issued to the Prior Investor a $450,000 principal amount senior secured convertible note containing the same terms as the form of note issued to the holders in the Private Placement.

On July 15, 2010, we cancelled a $675,000 principal amount promissory note (“Prior Hayward Note”) previously issued to James A. Hayward, the Company’s Chairman, President and Chief Executive Officer on June 4, 2010, and, in lieu thereof, issued to Dr. Hayward a $450,000 principal amount senior secured convertible note containing the same terms as the form of Note issued to the holders in the Private Placement and a $225,000 principal amount promissory note containing the same terms as the Prior Hayward Note.

In February 2011, the Company adjusted the conversion price of $1,550,000 of the $2,000,000 in principal amount of senior secured convertible promissory notes issued on July 15, 2010 (the “July 15 Notes”), from $0.04405 to $0.037104.  The remaining $450,000 aggregate principal amount of the July 15 Notes, held by James A. Hayward, the Company’s Chairman, President and Chief Executive Officer, will continue to have a conversion price of $0.04405.

Fiscal 2011 (through February 11, 2011)

Since October 1, 2010, we issued and sold an aggregate of $1,850,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  The conversion prices of the notes range between $0.03088 and $0.05529. A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after the date of issuance of the notes and prior to the earlier of (i) a Qualified Financing or (ii) the one year anniversary of the issuance of the notes.  A noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes shall be automatically converted upon the earlier of (I) the one year anniversary of their issuance and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of issuance of the notes.  Until the principal and accrued but unpaid interest under the notes are paid in full, or converted into Conversion Shares pursuant to their terms, the Company’s obligations under the notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

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

We need to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond May 2010.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $10,000 on the acquisition of leasehold improvements during the next 12 months.  We believe our current leased space is adequate to manage our growth, if any, over the next 2 to 3 years.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Applied DNA Sciences, Inc.

Dated: February 14, 2011	/s/ James A. Hayward, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

Dated: February 14, 2011	/s/ Kurt H. Jensen
Kurt H. Jensen
Chief Financial Officer (Duly authorized officer and principal financial officer)