Form 10-Q
period 2011-03-31
APPLIED DNA SCIENCES INC
filed 2011-05-16
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
☐  Yes ☒  No

As of May 16, 2011, the registrant had 352,081,674 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2011

Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$122,753	$17,618
Accounts receivable	99,238	63,029
Prepaid expenses	52,481	161,456
Total current assets	274,472	242,103

Property, plant and equipment-net of accumulated depreciation of $209,917 and $207,097, respectively	945	3,765

Other assets:
Deposits	23,458	8,322
Capitalized finance costs-net of accumulated amortization of $1,407,639 and $947,276, respectively	484,597	522,489

Intangible assets:
Patents, net of accumulated amortization of $34,257 (Note B)	-	-
Intellectual property, net of accumulated amortization and write off of $8,976,161 and $8,794,265, respectively (Note B)	454,739	636,635

Total Assets	$1,238,211	$1,413,314

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$938,503	$967,550
Advances from officers	-	50,000
Convertible notes payable, net of unamortized discount of $1,651,160 and $545,920, respectively (Note D)	2,423,840	1,774,080
Total current liabilities	3,362,343	2,791,630

Long term debt:
Convertible note payable-related party, net of unamortized discount of $5,286	-	219,714

Commitments and contingencies (Note H)	-	-

Deficiency in Stockholders’ Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2011 and September 30, 2010	-	-
Common stock, par value $0.001 per share; 800,000,000 shares authorized; 351,499,975 and 346,366,244 issued and outstanding as of March 31, 2011 and September 30, 2010, respectively	351,500	346,366
Additional paid in capital	152,808,436	149,396,907
Accumulated deficit	(155,284,068)	(151,341,303)
Total deficiency in stockholders’ equity	(2,124,132)	(1,598,030)

Total Liabilities and Deficiency in Stockholders’ Equity	$1,238,211	$1,413,314

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Sales	$140,443	$187,275	$458,260	$259,990
Cost of sales	(14,154)	(14,036)	(34,364)	(28,470)
Gross Profit	126,289	173,239	423,896	231,520

Operating expenses:
Selling, general and administrative	1,605,201	1,262,833	2,914,200	2,804,968
Research and development	92,951	20,654	113,657	26,802
Depreciation and amortization	91,893	92,350	184,716	185,796

Total operating expenses	1,790,045	1,375,837	3,212,573	3,017,566

NET LOSS FROM OPERATIONS	(1,663,756)	(1,202,598)	(2,788,677)	(2,786,046)

Other income (expenses)
Interest expense, net (Note C)	(934,913)	(186,604)	(1,154,088)	(410,864)

Net loss before provision for income taxes	(2,598,669)	(1,389,202)	(3,942,765)	(3,196,910)

Income taxes (benefit)	-	-	-	300

NET LOSS	$(2,598,669)	$(1,389,202)	$(3,942,765)	$(3,197,210)

Net (loss) per share-basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding-Basic and fully diluted	351,395,559	285,659,856	350,262,319	280,374,514

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,942,765)	$(3,197,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184,716	185,796
Fair value of vested options issued to officers, directors and employees	305,769	587,235
Amortization of capitalized financing costs	460,363	111,030
Amortization of debt discount attributable to convertible debentures	986,387	273,502
Equity based compensation	454,582	613,699
Common stock issued in settlement of interest	32,000	-
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(36,209)	11,676
Decrease in prepaid expenses and deposits	93,839	54,351
(Decrease) increase in accounts payable and accrued liabilities	(29,047)	366,043
Net cash used in operating activities	(1,490,365)	(993,878)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Net (payments of) proceeds from related party advances	(50,000)	600,000
Net proceeds from issuance of convertible notes	1,645,500	279,500
Net cash provided by financing activities	1,595,500	879,500

Net increase (decrease) in cash and cash equivalents	105,135	(114,378)
Cash and cash equivalents at beginning of period	17,618	213,307
Cash and cash equivalents at end of period	$122,753	$98,929

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Non-cash financing transactions:
Fair value of warrants issued for financing costs	$217,971	$-
Common stock issued in exchange for previously incurred debt	$352,000	$559,726

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three and six months ended March 31, 2011 and 2010 are unaudited. These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. During the year ended September 30, 2007, the Company transitioned from a development stage enterprise to an operating company. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe.  For the period from inception through March 31, 2011, the Company has accumulated losses of $155,284,068.

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
MARCH 31, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2011 and September 30, 2010, the Company did not record any deferred revenue for the respective periods.

 Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At March 31, 2011 and September 30, 2010, the Company has deemed that no allowance for doubtful accounts was necessary.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At March 31, 2011 and September 30, 2010,  property and equipment consist of:

	(Unaudited)
	March 31, 2011	September 30, 2010
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated depreciation	209,917	207,097
Net	$945	$3,765

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the three and six months ended March 31, 2011, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 466,659,356 and 503,382,600 for the three month and six months ended March 31, 2011 respectively. Fully diluted shares outstanding were 327,610,424 and 322,325,082 for the three and six months ended March 31, 2010.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  Stock-based compensation expense recognized under ASC 718-10 for the six months ended March 31, 2011 and 2010 was $305,769 and $587,235, respectively.

As of   March 31, 2011, 70,400,000 employee stock options were outstanding with 42,300,000 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three and six months ended March 31, 2011 included an aggregate of 81% and 66% from four and three customers of the Company’s total revenues, respectively. Three customers accounted for the Company’s 75% and 73% of the Company’s revenues earned from sale of products and services for the three and six months ended March 31, 2010, respectively.

Four customers accounted for the Company’s 88% and 90% of total accounts receivable at March 31, 2011 and September 30, 2010, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $92,951 and $20,654 for the three month periods ended March 31, 2011 and 2010, respectively; and $113,657 and $26,802 for the six month periods ended March 31, 2011 and 2010, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $26,142 and $50,482 for the three and six month periods ended March 31, 2011, respectively, and $12,400 and 25,455 as advertising costs for the three and six month periods ended March 31, 2010, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE B - INTANGIBLE ASSETS

Intangible assets acquired and their carrying values at March 31, 2011 and September 30, 2010  are as follows:

	(Unaudited)
	March 31, 2011	September 30, 2010
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated amortization	(3,355,407)	(3,173,511)
Impairment (See below)	(5,655,011)	(5,655,011)
Net:	$454,739	$636,635
Residual value:	$0	$0

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

Total amortization expense charged to operations for the three and six months ended March 31, 2011 was $90,948 and $181,896, respectively.  Total amortization expense charged to operations for the three and six months ended March 31, 2010 was $90,947 and $182,040, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2011 and September 30, 2010 are as follows:

	(Unaudited) March 31,	September 30,
	2011	2010
Accounts payable	$482,443	$721,340
Accrued consulting fees	102,500	102,500
Accrued interest payable	224,849	88,937
Accrued salaries payable	128,711	54,773
Total	$938,503	$967,550

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES

Convertible notes payable as of March 31, 2011 and September 30, 2010 are as follows:

	(Unaudited) March 31,	September 30,
	2011	2010
Secured Convertible Notes Payable dated October 14, 2009, net of unamortized debt discount of $819 (see below)	$-	$269,181
Secured Convertible Note Payable dated January 7, 2010, net of unamortized debt discount of $673 and $9,521, respectively (see below)	-	40,479
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $3,315 and $5,286, respectively (see below)	221,685	219,714
Secured Convertible Notes Payable dated July 15, 2010, net of unamortized debt discount of $74,319 and $535,580, respectively (see below)	375,681	1,464,420
Secured Convertible Notes Payable dated November 19, 2010, net of unamortized debt discount of $48,830 (see below)	301,170	-
Secured Convertible Note Payable dated November 30, 2010, net of unamortized debt discount of $180,545 (see below)	569,455	-
Secured Convertible Note Payable dated January 7, 2011, net of unamortized debt discount of $185,605 (see below)	564,395	-
Secured Convertible Notes Payable, dated July 15, 2010, modified January 7, 2011, net of unamortized debt discount of $1,158,546 (see below)	391,454
Total	2,423,840	1,993,794
Less: current portion	(2,423,840)	(1,774,080)
Long-term debt- net	$-	$219,714

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $819 was recorded for the three and six months ended March 31, 2011, and $5,263 and $9,824 was recorded for the three and six month periods ended March 31, 2010, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

On October 14, 2010, the Company issued 3,204,776 shares of common stock in settlement of the convertible notes and related interest.

10% Secured Convertible Promissory Note dated January 7, 2010

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($35,103) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $673 and $9,521 was recorded for the three and six months ended March 31, 2011, respectively, and $7,982 was recorded for the three and six month periods ended March 31, 2010.

On January 7, 2011, the Company issued 1,040,142 shares of common stock in settlement of the convertible note and related interest.

10% Secured Convertible Promissory Note dated  June 4, 2010

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
MARCH 31, 2011
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $975 and $1,971 was recorded for the three and six months ended March 31, 2011, respectively.

On July 15, 2010, $450,000 of the $675,000 related party convertible promissory note was converted to the same terms and conditions as described in the 10% Secured Convertible Promissory Notes dated July 15, 2010 below.

10% Senior Secured Convertible Promissory Notes dated July 15, 2010

On July 15, 2010, the Company issued an aggregate of $2,000,000 senior secured convertible promissory notes due July 15, 2011 with interest at 10% per annum due upon maturity to “accredited investors,” as defined in regulations promulgated under the Securities Act of 1933, as amended (“Securities Act”). The notes are convertible at any time prior to maturity, at the holders’ option, into shares of our common stock (i) prior to the occurrence of Subsequent Financing at a rate of $0.04405, or (ii) after Subsequent Financing in the event the holder elects to receive conversion shares that are not Subsequent Financing securities, at a rate of $0.04405, or as of any conversion date that occurs after the closing of a Subsequent Financing at a rate of 80% of the purchase price paid by investors in the Subsequent Financing. The notes automatically convert at the earlier occurrence of (i) maturity or (ii) Qualified Financing including any accrued and unpaid interest, at a rate as described above. The Company has granted the noteholders a security interest in all the Company’s assets and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

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

On January 7, 2011, upon the completion of Subsequent Financing, the above described conversion rate changed  from $0.04405 to $0.37104 with an extended due date from July 15, 2011 to January 7, 2012 on $1,550,000 of the $2,000,000 issued senior convertible promissory notes.  All other terms are remaining the same.  Although the conversion rate of the remaining $450,000 senior convertible promissory notes remained the same, the due date was extended also to January 7, 2012.  In conjunction with the conversion rate and term modifications of the $1,550,000 senior convertible promissory notes, the Company wrote off the remaining unamortized debt discount of $331,332 to operations.  See below discussion of the restructured senior convertible promissory notes.

 Amortization of $362,865 and $470,920 was recorded for the three and six month periods ended March 31, 2011, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($76,494) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $18,861 and $27,663 was recorded for the three and six month periods ended March 31, 2011, respectively.

 APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Senior Secured Convertible Promissory Note dated November 30, 2010

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($270,078) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $66,595 and $89,533 was recorded for the three and six month periods ended March 31, 2011, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Senior Secured Convertible Promissory Note dated January 7, 2011

On January 7, 2011, the Company issued  a $750,000 principal amount senior secured convertible note bearing interest at a rate of 10% per annum to an “accredited investor,” as defined in regulations promulgated under the Securities Act.  The note is convertible, in whole or in part, at any time, at the option of the noteholder, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.05529, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after January 7, 2011 and prior to the earlier of (i) a Qualified Financing or (ii) January 7, 2012.  The noteholder may convert its note in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The note shall be automatically converted upon the earlier of (I) January 7, 2012 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $240,233 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($240,233) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $54,628 was recorded for the three and six month periods ended March 31, 2011.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES (continued)

10% Senior Secured Convertible Promissory Notes issued on July 15, 2010, modified on January 7, 2011

On January 7, 2011, the Company modified previously issued senior secured promissory notes initially dated July 15, 2010 totaling  $1,550,000 in  principal amount bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.037104 or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after January 7, 2011 and prior to the earlier of (i) a Qualified Financing or (ii) January 7, 2012.  A noteholder may convert its note in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes shall be automatically converted upon the earlier of (I) January 7, 2012 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.

A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The notes bear interest at the rate of 10% per annum and is due and payable in full on January 7, 2012.

Until the principal and accrued but unpaid interest under the notes are paid in full, or converted into Conversion Shares pursuant to their terms, the Company’s obligations under the notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,499,536 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($1,499,536) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $340,990 was recorded for the three and six month periods ended March 31, 2011.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes.  The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2011 and September 30, 2010, there were $-0- and $50,000 advances outstanding, respectively.

The Company has consulting agreements with outside contractors, certain of whom are also company stockholders. The agreements are generally month to month.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE F - CAPITAL STOCK

The Company is authorized to issue 800,000,000 shares of common stock, with a $0.001 par value per share, as the result of a vote of stockholders conducted on June 29, 2010 which effected an increase in the authorized shares of common stock from 410,000,000 to 800,000,000. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of March 31, 2011 and September 30, 2010, there were 351,499,975 and 346,366,244 shares of common stock issued and outstanding, respectively.

During the six months ended March 31, 2011, the Company issued an aggregate of 888,813 shares valued at $65,000 for future consulting services.

During the six month periods ended March 31, 2011 and 2010, the Company has expensed $389,582 and $613,699 related to stock based compensation, respectively.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s common stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	2,428,756	6.67	$0.3088	2,428,756	$0.3088
$0.03283	533,116	6.64	$0.3283	533,116	$0.3283
$0.04	9,000,000	4.42	$0.04	3,000,000	$0.04
$0.04405	3,007,946	6.30	$0.04405	3,007,946	$0.04405
$0.05529	1,356,484	4.27	$0.05529	1,356,484	$0.05529
$0.06	12,000,000	3.88	$0.06	7,000,000	$0.06
$0.07	200,000	0.96	$0.07	200,000	$0.07
$0.09	16,400,000	0.42	$0.09	16,400,000	$0.09
$0.10	1,500,000	1.99	$0.10	1,500,000	$0.10
$0.50	18,600,000	0.99	$0.50	18,600,000	$0.50
	65,026,302			54,026,302

Transactions involving warrants are summarized as follows:

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2009	64,820,500	$0.43
Granted	22,007,946	0.05
Exercised	—
Canceled or expired	(17,620,500)	(0.73)
Balance at September 30, 2010	69,207,946	$0.24
Granted	4,318,356	0.04
Exercised	—	—
Canceled or expired	(8,500,000)	(0.50)
Balance, March 31, 2011	65,026,302	$0.19

On April 29, 2010, warrants totaling 10,000,000 were issued in connection with services.  The warrants are exercisable for five years from the date of issuance at an exercise price of $0.06 per share with 25% vesting immediately, 25% on October 29, 2010, 25% on April 29, 2011 and 25% on October 29, 2011.  The fair value of the  warrants vesting during the six month period ended March 31, 2011 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.72% and risk free rate from 1.17%.

The determined fair value of $93,580 is charged ratably to current period operations.  During the three and six month periods ended March 31, 2011, $46,276 and $78,669 was charged to operations, respectively.

On July 15, 2010, warrants totaling 3,007,946 were issued in connection with services provided in connection with the issuance of convertible notes.  The warrants are exercisable for seven years from the date of issuance at an exercise price of $0.04405 per share.  The fair value of the warrants were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 173.55% and risk free rate from 2.43%.

The determined fair value of $174,429 is charged ratably to current period operations over one year.  During the three and six month periods ended March 31, 2011, $43,607 and $87,214 was charged to operations, respectively.

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

The determined fair value of $113,885 is charged ratably to current period operations.  During the three and six month periods ended March 31, 2011, $28,081 and $56,787 was charged to operations, respectively. During the three and six month periods ended March 31, 2011, $5.5 million and $3.0 million warrants expired.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

In the month of November  2010, warrants totaling 2,961,872 were issued in connection with services provided in connection with the issuance of convertible notes.  The warrants are exercisable for seven years from the date of issuance at exercise prices from $0.03088 to $0.03283 per share.  The fair value of the warrants were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 169.06% to 169.21% and risk free rate from 2.16 to 2.20%.

The determined fair value of $120,840 is charged ratably to current period operations over one year.  During the three and six month periods ended March 31, 2011, $30,210 and $41,102 was charged to operations, respectively.

In the month of January 2011, warrants totaling 1,356,484 were issued in connection with services provided in connection with the issuance of convertible notes.  The warrants are exercisable for seven years from the date of issuance at exercise price of $0.05529 per share.  The fair value of the warrants were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.33 and risk free rate of 2.69%.

The determined fair value of $97,131 is charged ratably to current period operations over one year.  During the three and six month periods ended March 31, 2011, $22,087 was charged to operations.

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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of March 31, 2011, a total of 10,550,000 shares have been issued and options to purchase 70,400,000 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under  the 2005 Incentive Stock Plan:

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	2.22		$0.05	29,000,000		$0.05
$0.06	30,000,000	4.25		$0.06	7,500,000		$0.06
$0.07	2,500,000	4.71		$0.07	250,000		$0.07
$0.08	2,000,000	4.77	$		-	$
$0.09	1,500,000	0.42		$0.09	1,500,000		$0.09
$0.11	5,400,000	2.22		$0.11	4,050,000		$0.11
	70,400,000			$0.06	42,300,000		$0.06

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2009	38,920,000	$0.11
Granted	59,000,000	0.06
Exercised	-
Cancelled or expired	(31,020,000)	(0.11)
Outstanding at September 30, 2010	66,900,000	$0.06
Granted	3,500,000	0.08
Exercised	-
Canceled or expired	-
Outstanding at March 31, 2011	70,400,000	$0.06

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

On January 4, 2011, the Company granted 2,000,000 options to purchase the Company’s common stock at an exercise price of $0.08 per share for five years to an employee with vesting at 25% each anniversary for the next four years.  The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.62% and risk free rate from 2.01%.

The Company recorded $157,230 and $305,769 as stock compensation expense for the three and six month periods ended March 31, 2011,  respectively, and $290,391 and $587,235 for the three and six month periods ended March 31, 2010, respectively, for the vesting portion of all employee options outstanding.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE H- COMMITMENTS AND CONTINGENCIES

The Company leases office space under an operating lease in Stony Brook, New York for its corporate use from an entity controlled by a significant former shareholder. The lease is renewable annually. Total lease rental expenses for the three and six month periods ended March 31, 2011 were $36,036 and $71,998, respectively. Total lease rental expense for the three and six month periods ended on March 31, 2010 were $20,275 and $40,550, respectively.

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
MARCH 31, 2011
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

At March 31, 2011, there were no identified assets or liabilities measured at fair value on a recurring basis.

At March 31, 2011, the carrying amounts of the convertible notes payable approximate fair value.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(unaudited)

NOTE J - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, at March 31, 2011, the Company has a negative working capital of $3.1 million, incurred a net loss for the six month period ended March 31, 2011 of $3.9 million  and has an accumulated deficit of $155.3 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE K – SUBSEQUENT EVENTS

On April 15, 2011 the Company issued 289,727 shares of common stock in settlement of $10,000.00 principal amount convertible notes dated July 15, 2010 and related interest.

On April 25, 2011 an Officer of the Company advanced $175,000 on a non-interest bearing basis for travel related and working capital purposes.

On May 15, 2011 the Company issued 291,972 shares of common stock in settlement of $10,000.00 principal amount convertible notes dated July 15, 2010 and related interest.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K for the year-ended September 30, 2010. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues

For the three months ended March 31, 2011, we generated $140,443 in revenues from operations, principally from the sales of our authentication services and sales of our Signature DNA, and our cost of sales for the three months ended March 31, 2011 was $14,154, netting us a gross profit of $126,289.  For the three months ended March 31, 2010, we generated $187,275 in revenues from operations, principally from the sales of our authentication services and sales of our Signature DNA, and our cost of sales for the three months ended March 31, 2010 was $14,036, netting us a gross profit of $173,239.  The decrease in sales for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, was primarily caused by lower volume activity for 2011.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $1,262,833 for the three months ended March 31, 2010 to $1,605,201 for the three months ended March 31, 2011.  The increase of $342,368, or 27%, is primarily attributable to increase in amortized financing costs and professional services incurred in 2011, as compared to 2010.

Research and Development

Research and development expenses increased from $20,654 for the three months ended March 31, 2010 to $92,951 for the three months ended March 31, 2011.  The increase of $72,297 is attributed to additional research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended March 31, 2011, depreciation and amortization decreased by $457 from $92,350 for the three months ended March 31, 2010 to $91,893 for the three months ended March 31, 2011.  The decrease is attributable to the aging of our property and equipment.

Total Operating Expenses

Total operating expenses increased to $1,790,045 for the three months ended March 31, 2011 from $1,375,837 for the three months ended March 31, 2010, or an increase of $414,208, primarily attributable to increased amortization costs associated with financing and professional fees incurred.

Interest Expenses

Interest expense for the three months ended March 31, 2011 increased by $748,309 to $934,913 from $186,604 for the three months ended March 31, 2010.  The increase in interest expense was due to larger amortization of debt discounts associated with recently issued or modified convertible promissory notes.

Net (Loss)

Net loss for the three months ended March 31, 2011 was $2,598,669 as compared to net loss of $1,389,202 for the three months ended March 31, 2010, primarily attributable to our increase in our debt discount amortization reflected in our interest expense line and our added selling, general and administrative costs.

Comparison of Results of Operations for the Six Months Ended March 31, 2011 and 2010

Revenues

For the six months ended March 31, 2011, we generated $458,260 in revenues from operations, principally from the sales of our authentication services and sales of our Signature DNA, and our cost of sales for the six months ended March 31, 2011 was $34,364, netting us a gross profit of $423,896. For the six months ended March 31, 2010, we generated $259,990 in revenues from operations, principally from the sales of our authentication services and sales of our Signature DNA, and our cost of sales for the six months ended March 31, 2010 was $28,470, netting us a gross profit of $231,520.  The increase in sales for the six months ended March 31, 2011 compared to the six months ended March 31, 2010, was primarily caused by increased volume and added customers in 2011.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $2,804,968 for the six months ended March 31, 2010 to $2,914,200 for the six months ended March 31, 2011.  The increase of $109,232, or 4%, is primarily attributable to additional amortization of costs associated with financing.

Research and Development

Research and development expenses increased from $26,802 for the six months ended March 31, 2010 to $113,657 for the six months ended March 31, 2011.  The increase of $86,855 is attributed to additional research and development activity related to the recent development and feasibility study agreements.

Depreciation and Amortization

In the six months ended March 31, 2010, depreciation and amortization decreased by $1,080 from $185,796 for the six months ended March 31, 2010 to $184,716 for the six months ended March 31, 2011.  The decrease is attributable to the reduced depreciation/additions to our property and equipment.

Total Operating Expenses

Total operating expenses increased to $3,212,573 for the six months ended March 31, 2011 from $3,017,566 for the six months ended March 31, 2010, or an increase of $195,007, primarily attributable to the increase in amortization of capitalized financing costs in 2011.

Interest Expenses

Interest expense for the six months ended March 31, 2011 increased by $743,224 to $1,154,088 from $410,864 for the six months ended March 31, 2010.  The increase in interest expense was due to larger amortization of debt discounts associated with recently issued or modified convertible promissory notes.

Net (Loss)

Net loss for the six months ended March 31, 2011 was $3,942,765 as compared to net loss of $3,197,210 in the prior period primarily attributable to increase in interest expense as described above.

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

As of March 31, 2011, we had a working capital deficit of $3,087,871.  For the six months ended March 31, 2011, we generated a net cash flow deficit from operating activities of $1,490,365 consisting primarily of year to date loss of $3,942,765.  Non cash adjustments included $1,631,466 in depreciation and amortization charges and, $760,351 for equity based compensation and $32,000 for settlement of accrued interest. Additionally, we had a net decrease in assets of $57,630 and a net decrease in current liabilities of $29,047.  Cash provided by financing activities for the six months ended March 31, 2011 totaled $1,595,500 consisting of proceeds from the issuance of convertible debt, net of the capitalized financing costs and related party advance repayments.

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

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately June 2011.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Fiscal 2011 (through April 30, 2011)

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

We need to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond June 2011.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated December 15, 2010, have expressed substantial doubt about our ability to continue as a going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and is not required to provide the information required under this item.

Item 4T. - Controls and Procedures.

Material Weakness Previously Disclosed

As discussed in our Annual Report on Form 10-K for the year ended September 30, 2010, we concluded that there were matters that constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on our assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, we determined that control deficiencies existed that constituted material weaknesses, as described below:

•	lack of documented policies and procedures;
•	we have no audit committee;
•	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
•	there is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2011; and
•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Since January 1, 2011, we issued 529,101 shares of our common stock to a consultant as consideration for services the consultant provided to us.

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

Applied DNA Sciences, Inc.

Dated: May 16, 2011	/s/ James A. Hayward, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer