Form 10-K/A
period 2010-09-30
APPLIED DNA SCIENCES INC
filed 2011-07-25
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”, “we” or “us”) for the fiscal year ended September 30, 2010, as originally filed with the Securities and Exchange Commission (‘SEC”) on December 15, 2010 (the “Original Filing”).  This Amendment No. 1 is being filed in response to certain comments from the Staff of the SEC.  The principal changes to our Original Filing in this Amendment No. 1 are as follows:

•	We have revised our disclosure under the section entitled Forward-looking Information of Part I and in Item 7 of Part II of the Original Filing regarding forward looking statements;

•
We have revised our disclosure in Item 1 of Part I of the Original Filing to (i) provide additional disclosure in the section entitled Overview, and revise our disclosure in the section entitled Our Strategy, regarding our products we are currently selling and intend to sell in the future, (ii) include a new section regarding our raw materials and suppliers, and (iii) provide additional disclosure regarding the duration of our patents and trademarks;

•
We have revised our disclosure in Item 10 of Part III of the Original Filing to provide additional disclosure in the biographical descriptions of our directors regarding their experience, qualifications, attributes and skills;

•	We have revised Item 15 of Part IV and the Exhibit Index of the Original Filing to include an additional material agreement as Exhibit 10.27,

•
We have revised the certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act to make reference to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The Section 906 certifications filed with the Original Filing inadvertently made reference to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended by this Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 includes updated certifications of the Company’s chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.  In addition, this Amendment No. 1 includes an updated Consent of Independent Registered Accounting Firm as Exhibit 23.1 and updated signature pages.

Except as described above, this Amendment No. 1 does not, and does not purport to, amend or restate any other information contained in the Original Filing nor does this Amendment No. 1 reflect any events that have occurred after the Original Filing was filed.

- i -

PART I

Forward-looking Information

This Annual Report on Form 10-K/A (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

We are currently selling our SigNature DNA, DNANet and BioMaterial GenoTyping products and services and intend to sell our Cashield product in the future.

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

Our Strategy

We have begun to generate revenues principally from sales of our SigNature DNA, DNANet and BioMaterial Genotyping offerings and expect to generate revenues from sales of our Cashield product in the future .  Key aspects of our strategy include:

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

Raw Materials and Suppliers

Our sources of raw materials include botanical sources of DNA that are readily available in nature, which we are able to replicate in house to use in our product offerings.  In general, our customers provide their materials to us in their own packaging to which we include our DNA products and return to them in their own packaging.  In addition, Printcolor Screen Ltd. supplies the ink for our Cashield products, and SKS Bottle & Packaging supplies us with the plastic bottles used in packaging our DNANet sprays and liquids.

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

Our patents will expire at various times between 2012 and 2024.

The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Annual Report on Form 10-K/A contains forward-looking statements including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

Our Board believes that Dr. Hayward’s current role as our Chief Executive Officer, the capital investments he has made to the Company throughout his tenure with us and his former senior executive positions in our industry make him an important contributor to our Board.

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

As Vice President of Economic Development at the State University of New York at Stony Brook, Dr. Shamash daily encounters leaders of businesses large and small, regional and global in their reach and, as a member of our Board, has played an integral role in our business development by providing the highest-level introductions to customers, channels to market and to the media.  Dr. Shamash also brings to our Board his valuable experience gained from serving as a director at other private and public companies. Our Board believes that Dr. Shamash’s professional and management experience, service on other companies’ boards and education make him an important contributor to our Board.

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

Dr. Simon is an expert at the use of large biomolecules in commercial media, and we have made use of his expertise in formulating DNA into commercial carriers for specific customers. As a member of our Board, Dr. Simon has advised us on patents, provided technical advice, and introduced us to corporate partners and customers.  Our Board believes that Dr. Simon’s professional experience, expertise, and education make him an important contributor to our Board.

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

(a) We have filed the following documents as part of this Form 10-K/A :

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

APPLIED DNA SCIENCES, INC.

Date: July 25, 2011	/s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors and Director	July 25, 2011
James A. Hayward

/s/ KURT H. JENSEN	Chief Financial Officer (Principal Financial Officer and Principal	July 25, 2011
Kurt H. Jensen	Accounting Officer)

/s/ YACOV SHAMASH	Director	July 25, 2011
Yacov Shamash

/s/ SANFORD R. SIMON	Director	July 25, 2011
Sanford R. Simon

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K/A . References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

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

10.23	Form of Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010.

10.24	Form of Joinder Agreement to Registration Rights Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010.

10.25	Form of Joinder Agreement to Security Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010.

10.26	Form of Joinder Agreement to Security Agreement (APDN BVI) filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010.

10.27*	Agreement, dated August 11, 2008, by and between Huddersfield and Textile Training Company, Limited and Applied DNA Sciences, Inc.

23.1*	Consent of RBSM LLP.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2*	Certifications of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

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