Form 10-Q
period 2011-06-30
APPLIED DNA SCIENCES INC
filed 2011-08-10
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☐  Yes ☒  No

As of August 10, 2011, the registrant had 472,786,160 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2011

 Part I

Item 1. - Financial Statements
APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,464	$17,618
Accounts receivable	177,833	63,029
Prepaid expenses	102,675	161,456
Total current assets	292,972	242,103

Property, plant and equipment-net of accumulated depreciation of $210,862 and $207,097 respectively	-	3,765

Other assets:
Deposits	23,458	8,322
Capitalized finance costs-net of accumulated amortization of $1,678,872 and $947,276, respectively	213,365	522,489

Intangible assets:
Patents, net of accumulated amortization of $34,257 (Note B)	-	-
Intellectual property, net of accumulated amortization and write off of $9,067,109 and $8,794,265, respectively (Note B)	363,791	636,635

Total Assets	$893,586	$1,413,314

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,316,371	$967,550
Advances from officers	600,000	50,000
Convertible notes payable, net of unamortized discount of $1,088,317 and $545,920, (Note D)	2,951,683	1,774,080
Total current liabilities	4,868,054	2,791,630

Long term debt:
Convertible note payable-related party, net of unamortized discount of $5,286	-	219,714

Commitments and contingencies (Note H)

Deficiency in Stockholders’ Equity (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2011 and September 30, 2010	-	-
Common stock, par value $0.001 per share; 800,000,000 shares authorized; 352,523,001 and 346,366,244 issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	352,523	346,366
Additional paid in capital	153,112,072	149,396,907
Accumulated deficit	(157,439,063)	(151,341,303)
Total deficiency in stockholders’ equity	(3,974,468)	(1,598,030)

Total Liabilities and Deficiency in Stockholders’ Equity	$893,586	$1,413,314

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Revenue	$229,710	$170,195	$687,970	$430,185

Operating expenses:
Selling, general and administrative	1,580,788	2,529,777	4,529,352	5,363,215
Research and development	47,988	18,142	161,645	44,944
Depreciation and amortization	91,892	92,823	276,608	278,619

Total operating expenses	1,720,668	2,640,742	4,967,605	5,686,778

NET LOSS FROM OPERATIONS	(1,490,958)	(2,470,547)	(4,279,635)	(5,256,593)

Other income (Note C)		-	-	-
Interest expense, net	(664,037)	(126,388)	(1,818,125)	(537,252)

Net loss before provision for income taxes	(2,154,995)	(2,596,935)	(6,097,760)	(5,793,845)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(2,154,995)	$(2,596,935)	$(6,097,760)	$(5,793,845)

Net loss per share-basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding-
Basic and fully diluted	351,962,281	301,362,329	350,828,973	287,448,792

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,097,760)	$(5,793,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,608	278,619
Fair value of vested options issued to officers, directors and employees	459,967	1,969,483
Amortization of capitalized financing costs	731,595	158,167
Amortization of debt discount attributable to convertible debentures	1,549,230	335,342
Equity based compensation	567,083	956,438
Common stock issued in settlement of interest	34,960	102,794
Change in assets and liabilities:
Decrease in accounts receivable	(114,804)	(9,766)
Decrease (increase) in prepaid expenses and deposits	43,645	(23,221)
Increase in accounts payable and accrued liabilities	348,822	497,248
Net cash used in operating activities	(2,200,654)	(1,528,741)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Net proceeds from related party advances	550,000	-
Net proceeds from issuance of convertible notes	1,645,500	1,337,000
Net cash provided by financing activities	2,195,500	1,337,000

Net increase in cash and cash equivalents	(5,154)	(191,741)
Cash and cash equivalents at beginning of period	17,618	213,307
Cash and cash equivalents at end of period	$12,464	$21,566

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

Non-cash transactions:
Fair value of warrants issued for financing costs	$217,971	$-
Common stock issued in exchange for previously incurred debt	$389,960	$1,800,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and nine months ended June 30, 2011 and 2010 are unaudited. These financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (the “SEC”).

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
JUNE 30, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2011 and September 30, 2010, the Company did not record any deferred revenue for the respective periods.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At June 30, 2011 and September 30, 2010, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At June 30, 2011 and September 30, 2010, property and equipment consist of:

	(Unaudited)
	June 30, 2011	September 30, 2010
Computer equipment	$27,404	$27,404
Lab equipment	77,473	77,473
Furniture	105,985	105,985
	210,862	210,862
Accumulated depreciation	210,862	207,097
Net	$-	$3,765

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the three and nine months ended June 30, 2011 and 2010, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 496,504,218 and 495,370,910 for the three month and nine months ended June 30, 2011, respectively. Fully diluted shares outstanding were 371,785,665 and 362,372,128 for the three and nine months ended June 30, 2010, respectively.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Stock-based compensation expense recognized under ASC 718-10 for the nine months ended June 30, 2011 and 2010 was $459,967 and $587,235, respectively.

As of  June 30, 2011, 70,400,000 employee stock options were outstanding with 42,550,000 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three and nine months ended June 30, 2011 included an aggregate of 65% and 56% from four and three customers of the Company’s total revenues, respectively. Five and three customers accounted for 90% and 65% of the Company’s revenues earned from sale of products and services for the three and nine months ended June 30, 2010, respectively.

Four customers accounted for 69% and 90% of the Company’s total accounts receivable at June 30, 2011 and September 30, 2010, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $47,988 and $18,142 for the three month periods ended June 30, 2011 and 2010, respectively, and $161,645 and $44,944 for the nine month periods ended June 30, 2011 and 2010, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $45,346 and $95,828 for the three and nine month periods ended June 30, 2011, respectively, and $12,225 and $37,680 as advertising costs for the three and nine month periods ended June 30, 2010, respectively.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE B - INTANGIBLE ASSETS

Intangible assets acquired and their carrying values at June 30, 2011 and September 30, 2010 are as follows:

	(Unaudited)
	June 30, 2011	September 30, 2010
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated amortization	(3,446,355)	(3,173,511)
Impairment (See below)	(5,655,011)	(5,655,011)
Net:	$363,791	$636,635
Residual value:	$0	$0

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

Total amortization expense charged to operations for the three and nine months ended June 30, 2011 was $90,948 and $272,844, respectively.  Total amortization expense charged to operations for the three and nine months ended June 30, 2010 was $90,948 and $272,988, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2011 and September 30, 2010 are as follows:

	(Unaudited) June 30,	September 30,
	2011	2010
Accounts payable	$669,874	$721,340
Accrued consulting fees	102,500	102,500
Accrued interest payable	323,089	88,937
Accrued salaries payable	220,908	54,773
Total	$1,316,371	$967,550

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES

Convertible notes payable as of June 30, 2011 and September 30, 2010 are as follows:

	(Unaudited) June 30,	September 30,
	2011	2010
Secured Convertible Notes Payable dated October 14, 2009, net of unamortized debt discount of $819 (see below)	$-	$269,181
Secured Convertible Note Payable dated January 7, 2010, net of unamortized debt discount of $673 and $9,521, respectively (see below)	-	40,479
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $2,329 and $5,286, respectively (see below)	222,671	219,714
Secured Convertible Notes Payable dated July 15, 2010, net of unamortized debt discount of $50,337 and $535,580, respectively (see below)	399,663	1,464,420
Secured Convertible Notes Payable dated November 19, 2010, net of unamortized debt discount of $29,759 (see below)	320,241	-
Secured Convertible Note Payable dated November 30, 2010, net of unamortized debt discount of $113,211 (see below)	636,789	-
Secured Convertible Note Payable dated January 7, 2011, net of unamortized debt discount of $125,711 (see below)	624,289	-
Secured Convertible Notes Payable, dated July 15, 2010, modified January 7, 2011, net of unamortized debt discount of $766,970 (see below)	748,030
Total	2,951,683	1,993,794
Less: current portion	(2,951,683)	(1,774,080)
Long-term debt- net	$-	$219,714

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $819 was recorded for the three and nine months ended June 30, 2011, and $5,321 and $15,145 was recorded for the three and nine month periods ended June 30, 2010, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($35,103) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $-0- and $9,521 was recorded for the three and nine months ended June 30, 2011, respectively, and $8,752 and $16,734 was recorded for the three and nine month periods ended June 30, 2010, respectively.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $986 and $2,957 was recorded for the three and nine months ended June 30, 2011, respectively.

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

On January 7, 2011, upon the completion of a Subsequent Financing, the above described conversion rate changed  from $0.04405 to $0.37104 with an extended due date from July 15, 2011 to January 7, 2012 on $1,550,000 of the $2,000,000 issued senior convertible promissory notes.  All other terms are remaining the same.  Although the conversion rate of the remaining $450,000 senior secured convertible promissory notes remained the same, the due date was extended also to January 7, 2012.  In conjunction with the conversion rate and term modifications of the $1,550,000 senior secured convertible promissory notes, the Company wrote off the remaining unamortized debt discount of $331,332 to operations.  See below discussion of the restructured senior secured convertible promissory notes.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($76,494) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $19,071 and $46,734 was recorded for the three and nine month periods ended June 30, 2011, respectively.

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
JUNE 30, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($270,078) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $67,334 and $156,867 was recorded for the three and nine month periods ended June 30, 2011, respectively.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($240,233) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $59,894 and $114,522 was recorded for the three and nine month periods ended June 30, 2011.

10% Senior Secured Convertible Promissory Notes issued on July 15, 2010, modified on January 7, 2011

On January 7, 2011, the Company modified previously issued senior secured promissory notes initially dated July 15, 2010 totaling  $1,550,000 in  principal amount bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.037104 or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after January 7, 2011 and prior to the earlier of (i) a Qualified Financing or (ii) January 7, 2012.  A noteholder may convert its note in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes shall be automatically converted upon the earlier of (I) January 7, 2012 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing. The effect of this refinancing was recognized as “debt modification” in the financial statements.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($1,499,536) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $391,576 and $732,566 was recorded for the three and nine month periods ended June 30, 2011, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

During the quarter ended June 30, 2011, the Company issued an aggregate of 1,023,026 shares of common stock in settlement of the $35,000 of convertible notes and related interest.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes.  The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2011 and September 30, 2010, there were $600,000 and $50,000 advances outstanding, respectively.

The Company has consulting agreements with outside contractors, certain of whom are also company stockholders. The agreements are generally month to month.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 800,000,000 shares of common stock, with a $0.001 par value per share, as the result of a vote of stockholders conducted on June 29, 2010 which effected an increase in the authorized shares of common stock from 410,000,000 to 800,000,000. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of June 30, 2011 and September 30, 2010, there were 352,523,001 and 346,366,244 shares of common stock issued and outstanding, respectively.

During the nine months ended June 30, 2011, the Company issued an aggregate of 888,813 shares valued at $65,000 for future consulting services.

During the nine month periods ended June 30, 2011 and 2010, the Company has expensed $502,083 and $956,438 related to stock based compensation, respectively.

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s common stock.
		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	2,428,756	6.42	$0.3088	2,428,756	$0.3088
$0.03283	533,116	6.39	$0.3283	533,116	$0.3283
$0.04	9,000,000	4.17	$0.04	3,000,000	$0.04
$0.04405	3,007,946	6.05	$0.04405	3,007,946	$0.04405
$0.05529	1,356,484	6.53	$0.05529	1,356,484	$0.05529
$0.06	12,000,000	3.63	$0.06	7,000,000	$0.06
$0.07	200,000	0.71	$0.07	200,000	$0.07
$0.09	16,400,000	0.17	$0.09	16,400,000	$0.09
$0.10	1,500,000	1.74	$0.10	1,500,000	$0.10
$0.50	10,700,000	1.49	$0.50	10,700,000	$0.50
	57,126,302			46,126,302

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2009	64,820,500	$0.43
Granted	22,007,946	0.05
Exercised	—
Canceled or expired	(17,620,500)	(0.73)
Balance at September 30, 2010	69,207,946	$0.24
Granted	4,318,356	0.04
Exercised	—	—
Canceled or expired	(16,400,000)	(0.50)
Balance, June 30, 2011	57,126,302	$0.15

On April 29, 2010, warrants totaling 10,000,000 were issued in connection with services.  The warrants are exercisable for five years from the date of issuance at an exercise price of $0.06 per share with 25% vesting immediately, 25% on October 29, 2010, 25% on April 29, 2011 and 25% on October 29, 2011.  The fair value of the  warrants vesting during the nine month period ended June 30, 2011 was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.72% and risk free rate from 1.17%.

The determined fair value of $93,580 is charged ratably to current period operations.  During the three and nine month periods ended June 30, 2011, $14,911 and $93,580 was charged to operations, respectively.

On July 15, 2010, warrants totaling 3,007,946 were issued in connection with services provided in connection with the issuance of convertible notes.  The warrants are exercisable for seven years from the date of issuance at an exercise price of $0.04405 per share.  The fair values of the warrants were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 173.55% and risk free rate from 2.43%.

The determined fair value of $174,429 is charged ratably to current period operations over one year.  During the three and nine month periods ended June 30, 2011, $43,607 and $130,821 was charged to operations, respectively.

On August 30, 2010, warrants totaling 10,000,000 were issued in connection with services.  The warrants are exercisable for five years from the date of issuance at an exercise price of $0.04 per share with 33% vesting immediately and 67% upon achieving defined milestones.  The fair value of the vested warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 173.24% and risk free rate from 1.39%.

The determined fair value of $113,885 is charged ratably to current period operations.  During the three and nine month periods ended June 30, 2011, $28,393 and $84,867 was charged to operations, respectively.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS (continued)

The determined fair value of $120,840 is charged ratably to current period operations over one year.  During the three and nine month periods ended June 30, 2011, $30,210 and $71,779 was charged to operations, respectively.

In the month of January 2011, warrants totaling 1,356,484 were issued in connection with services provided in connection with the issuance of convertible notes.  The warrants are exercisable for seven years from the date of issuance at exercise price of $0.05529 per share.  The fair values of the warrants were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.33% and risk free rate of 2.69%.

The determined fair value of $97,131 is charged ratably to current period operations over one year.  During the three and nine month periods ended June 30, 2011, $24,283 and $46,370 was charged to operations, respectively.

Employee Stock Options

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding shares of common stock of the Company approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder. On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding shares of common stock of the Company approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of common stock. On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.  In connection with the share increase amendment, the Board of Directors granted and we issued options to purchase a total of 37,670,000 shares at an exercise price of $0.11 to certain key employees and non-employee directors under the 2005 Incentive Stock Plan, including 17,000,000, 5,000,000 and 7,000,000 to James A. Hayward, Kurt H. Jensen and Ming-Hwa Liang, respectively. The options granted to our key employees and non-employee directors vested with respect to 25% of the underlying shares on the date of grant and the remaining vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of June 30, 2011, a total of 9,675,000 shares have been issued and options to purchase 70,400,000 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under  the 2005 Incentive Stock Plan:

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

 NOTE G - STOCK OPTIONS AND WARRANTS (continued)

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	1.97		$0.05	29,000,000	$0.05
$0.06	30,000,000	4.01		$0.06	7,500,000	$0.06
$0.07	2,500,000	4.46		$0.07	500,000	$0.07
$0.08	2,000,000	4.52	$		-	$-
$0.09	1,500,000	0.17		$0.09	1,500,000	$0.09
$0.11	5,400,000	1.97		$0.11	4,050,000	$0.11
	70,400,000			$0.06	42,550,000	$0.06

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2009	38,920,000	$0.11
Granted	59,000,000	0.06
Exercised	-
Cancelled or expired	(31,020,000)	(0.11)
Outstanding at September 30, 2010	66,900,000	$0.06
Granted	3,500,000	0.08
Exercised	-
Canceled or expired	-
Outstanding at June 30, 2011	70,400,000	$0.06

On January 4, 2011, the Company granted 2,000,000 options to purchase the Company’s common stock at an exercise price of $0.08 per share for five years to an employee with vesting at 25% each anniversary for the next four years.  The fair value of options was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.62% and risk free rate from 2.01%.

The Company recorded $154,499 and $459,968 as stock compensation expense for the three and nine month periods ended June 30, 2011,  respectively, and $1,382,248 and $1,969,483 for the three and nine month periods ended June 30, 2010, respectively, for the vesting portion of all employee options outstanding.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company leases office space under an operating lease in Stony Brook, New York for its corporate use from an entity controlled by a significant former shareholder.  Total lease rental expenses for the three and nine month periods ended June 30, 2011 were $36,056 and $108,054, respectively. Total lease rental expenses for the three and nine month periods ended on June 30, 2010 were $21,858 and $62,408, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE H - COMMITMENTS AND CONTINGENCIES (continued)

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

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint.  Demodulation, Inc. alleges that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five are asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  The Company believes these claims are without merit.  The Company intends to file a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  The Company intends to vigorously defend the action.

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

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the unaudited condensed consolidated financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE I - FAIR VALUE MEASUREMENT (continued)

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable, the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to fair value has been disclosed.

At June 30, 2011, there were no identified assets or liabilities measured at fair value on a recurring basis.

NOTE J - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, at June 30, 2011, the Company has a negative working capital of $4.6 million, incurred a net loss for the nine month period ended June 30, 2011 of $6.1 million and has an accumulated deficit of $157.4 million. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE K – SUBSEQUENT EVENTS

Sale of common stock

On July 15, 2011, the Company closed a private placement of its common stock.  The Company issued and sold 105,263,158 shares of Common Stock at a purchase price of $0.0475 per share to accredited investors for gross proceeds of $5,000,000.

A registered broker dealer firm acted as our placement agent with respect to the private placement. In connection with the private placement, the Company paid placement agent commissions and discounts aggregating $265,000.  In addition, the placement agent or its designees were issued warrants with a seven-year term to purchase an aggregate of 7,578,948 shares of Common Stock with an exercise price of $0.0475 per share.

Employment agreements

On July 11, 2011, the Company’s Board of Directors approved the terms of employment for each of James A. Hayward, the Company’s Chief Executive Officer, and Kurt H. Jensen, the Company’s Chief Financial Officer.  It is anticipated that new employment agreements will be entered into as soon as practicable reflecting these terms.

In connection with his employment agreement, Dr. Hayward was granted options to purchase 40 million shares of the Company’s Common Stock at an exercise price per share equal to the average of the bid and asked prices of the Company’s Common Stock on the Over The Counter (OTC) Bulletin Board on the date of grant..  The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Dr. Hayward’s continuous employment.  If Company revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated.  Exercisability of options for the 40 million shares will be conditioned upon stockholder approval of an amendment of the Company’s 2005 Incentive Stock Plan made by the Board of Directors increasing the  aggregate and individual limits on the shares of Company Common Stock issuable under the Plan.  The Company also granted 15 million shares of the Company’s Common Stock to Dr. Hayward.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE K – SUBSEQUENT EVENTS (continued)

In addition, Dr. Hayward agreed to participate in the private placement described above and purchased 10,526,316 shares of the Company’s Common Stock using $500,000 recently advanced to the Company.  The Company has also agreed to issue a one-year senior secured convertible note bearing interest at a rate of 4% per annum in the principal amount of $250,000.

In connection with his employment agreement, Mr. Jensen was granted options to purchase 10 million shares of the Company’s Common Stock at an exercise price per share equal to the average of the bid and asked prices of the Company’s Common Stock on the Over The Counter (OTC) Bulletin Board on the date of grant.  The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Mr. Jensen’s continuous employment.  If Company revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated.

C.F. Martin & Co. Agreement

On July 18, 2011, the Company entered into a Joint Development Agreement, dated as of June 30, 2011 with C.F. Martin & Co., Inc., a designer and manufacturer of acoustic guitars, strings for acoustic guitars, and related guitar components and accessories (“Martin”). Under the terms of the agreement, Martin and the Company will jointly develop, create and apply new techniques and know-how for labeling and authenticating guitars, guitar strings and related guitar components and accessories using DNA security markers created by the Company.  Under the agreement, each party shall bear and be responsible for its own expenses and costs of the development and creation of the techniques and know-how.

Subject to certain exceptions for the Company, the agreement provides for a period of exclusivity (“Period of Exclusivity”) of six (6) months beginning on June 30, 2011 whereby Martin and the Company agree not to sell, offer for sale, enter into any agreement with any third party for the future sale of, advertise, or market, anywhere in the world, any jointly developed technique for labeling guitars, guitar strings, and related guitar components and accessories with DNA security markers.  The agreement also provides that Martin shall purchase DNA security markers exclusively from the Company during the longer of the term of the Agreement or the Period of Exclusivity.

The term of the agreement will continue until the parties agree that the development and creation of techniques or know-how for labeling guitars or guitar strings with DNA security markers is complete, unless either party terminates the agreement by giving at least sixty (60) days written notice to the other party.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE K – SUBSEQUENT EVENTS (continued)

Disc Graphics Agreement

On July 8, 2011, the Company entered into an agreement, dated as of July 7, 2011 with Disc Graphics Inc., a provider of specialty packaging (“DG”).

Under the terms of the agreement, DG will purchase DNA security markers from the Company to be incorporated into coatings for DG’s products.  Additionally, DG will be the Company’s exclusive distributor in North America of Markers for the folding carton offset print sector and non-exclusive distributor of DNA security markers for pressure sensitive labels. Under the Agreement, the Company is obligated to provide DNA security markers for up to a fixed amount of coatings. The Company received an initial fee upon entering the agreement, and is entitled to an annual fee for the DNA security markers, as well as fees for any authentication services provided by the Company.  The initial term of the agreement is three years and will automatically renew for successive one year periods, unless either party terminates the agreement by giving written notice to the other party at least ninety (90) days prior to the end of the third year.  After the initial term, the Company has the right to terminate if DG does not pay the annual fee.

3SI Agreement

On August 9, 2011, the Company entered into a Supplier Agreement, dated as of August 3, 2011 (the “Supplier Agreement”), with 3SI Security Systems, Inc., a manufacturer and seller of asset protection security systems based on ink and smoke staining as well as GPS technology (“3SI”).   On the same date, the parties also entered into a License Agreement, dated as of August 3, 2011 (the “License Agreement”).

Under the terms of the Supplier Agreement, 3SI will purchase DNA markers and related products (“Markers”) from the Company to be incorporated into products subject to certain patents (“Licensed Patents”) owned by 3SI (the “Products”).  Pursuant to the License Agreement, 3SI granted a nonexclusive irrevocable license to the Company to make, have made, use, import, offer to sell and sell the Products.  Under the terms of the Supplier Agreement, 3SI is permitted to purchase the Products from the Company from time to time pursuant to purchase orders.  The purchase price for the Products will be as set forth in an applicable product schedule for the purchase orders and may be adjusted from time to time pursuant to the terms of the Supplier Agreement.  Under the terms of the License Agreement, the Company agreed to pay an initial payment and royalties to 3SI based on the number of Products sold, with such royalties being subject to adjustment pursuant to the terms of the License Agreement.

The terms of the Supplier Agreement and the License Agreement will continue until the expiration of the Licensed Patents, unless earlier terminated under the terms of the respective agreements.  Under the terms of the Supplier Agreement, 3SI has the right to immediately terminate upon written notice to the Company in the event that the Company fails to continuously maintain a minimum number of Markers to be incorporated into the Products, or upon 30 days written notice to the Company.  Under the terms of the License Agreement, 3SI has the right to immediately terminate upon written notice to the Company in the event that the Company fails to continuously maintain a minimum number of Markers, or fails to sell Markers to 3SI for incorporation into the Products for a certain time after being ordered.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Quarterly Report contains forward-looking statements including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K for the year-ended September 30, 2010, as amended. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

DNANet. In 2010, we developed DNANet tactical DNA products for law enforcement, in the form of DNA-marked fixative sprays and liquids as well as transferable grease. These products, being marketed to global police forces, were created to help link criminals to crimes. DNANet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication.

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

Recent Developments

On July 15, 2011, the Company closed a private placement of its common stock.  The Company issued and sold 105,263,158 shares of Common Stock at a purchase price of $0.0475 per share to accredited investors for gross proceeds of $5,000,000. The company intends to use the proceeds to try to take advantage of available market opportunities to grow the company.  In connection with the private placement and within 30 days of the closing thereof, the Company agreed to use its best efforts to expand the size of the Company’s board of directors and to elect Gerald Catenacci of Neustrada Capital and John Bitzer III of Abarta, Inc., both of which were investors in the private placement, as directors to serve on the board.

In addition, the Company entered into a Joint Development Agreement, dated as of June 30, 2011 with C.F. Martin & Co., Inc., a designer and manufacturer of acoustic guitars, strings for acoustic guitars, and related guitar components and accessories; on July 8, 2011, the Company entered into an agreement, dated as of July 7, 2011 with Disc Graphics Inc., a provider of specialty packaging; and on August 9, 2011, the Company entered into a long-term supply agreement, dated as of August 3, 2011, with 3SI Security Systems, Inc., a manufacturer and seller of asset protection security systems.

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;
●	Allowance for uncollectible receivables;
●	Fair value of intangible assets.
●	Use of estimates

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

 Comparison of Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenues

For the three months ended June 30, 2011 and 2010, we generated $229,710 and $170,195, respectively, in revenues from operations, principally from the sales of our authentication services and sales of our Signature DNA, respectively. The increase in revenues of $59,515 or 35% for the three months ended June 30, 2011 as compared to the same period last year was primarily caused by higher volume activity for 2011.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $2,529,777 for the three months ended June 30, 2010 to $1,580,788 for the three months ended June 30, 2011.  The decrease of $948,989, or 38%, is primarily attributable to reduced amortization of costs associated with financing.

Research and Development

Research and development expenses increased from $18,142 for the three months ended June 30, 2010 to $47,988 for the three months ended June 30, 2011.  The increase of $29,846 is attributed to additional research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended June 30, 2011, depreciation and amortization decreased by $931 from $92,823 for the three months ended June 30, 2010 to $91,892 for the three months ended June 30, 2011.  The decrease is attributable to the aging of our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $1,720,668 for the three months ended June 30, 2011 from $2,640,742 for the three months ended June 30, 2010, or a decrease of $920,074, primarily attributable to reduced amortization of costs associated with financing .

Interest Expenses

Interest expense for the three months ended June 30, 2011 increased by $537,649 to $664,037 from $126,388 for the three months ended June 30, 2010.  The increase in interest expense was due to larger amortization of debt discounts associated with recently issued or modified convertible promissory notes.

Net (Loss)

Net loss for the three months ended June 30, 2011 was $2,154,995 as compared to net loss of $2,596,935 for the three months ended June 30, 2010, primarily attributable to our increase in our debt discount amortization reflected in our interest expense line and offset by a decrease in our  selling, general and administrative costs.

Comparison of Results of Operations for the Nine Months Ended June 30, 2011 and 2010

Revenues

For the nine months ended June 30, 2011 and 2010, we generated $687,970 and $430,185, respectively, in revenues from operations, principally from the sales of our authentication services and sales of our Signature DNA, respectively. The increase in revenues of $257,785 or 60% for the nine months ended June 30, 2011 as compared to the same period last year was primarily caused by higher volume activity for 2011.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses decreased from $5,363,215 for the nine months ended June 30, 2010 to $4,529,352 for the nine months ended June 30, 2011.  The decrease of $833,863, or 16%, is primarily attributable to reduced amortization of costs associated with financing.

Research and Development

Research and development expenses increased from $44,944 for the nine months ended June 30, 2010 to $161,645 for the nine months ended June 30, 2011.  The increase of $116,701 is attributed to additional research and development activity related to the recent development and feasibility study agreements.

Depreciation and Amortization

In the nine months ended June 30, 2011, depreciation and amortization decreased by $2,011 from $278,619 for the nine months ended June 30, 2010 to $276,608 for the nine months ended June 30, 2011.  The decrease is attributable to the reduced depreciation/additions to our property and equipment.

Total Operating Expenses

Total operating expenses decreased to $4,967,605 for the nine months ended June 30, 2011 from $5,686,778 for the nine months ended June 30, 2010, or a decrease of $719,173, primarily attributable to the reduction in amortization of capitalized financing costs in 2011.

Interest Expenses

Interest expense for the nine months ended June 30, 2011 increased by $1,280,873 to $1,818,125 from $537,252 for the nine months ended June 30, 2010.  The increase in interest expense was due to larger amortization of debt discounts associated with recently issued or modified convertible promissory notes.

Net (Loss)

Net loss for the nine months ended June 30, 2011 was $6,097,760 as compared to net loss of $5,793,845 in the prior period primarily attributable to increase in interest expense and a decrease in our  selling, general and administrative costs as described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources. In fiscal 2011, and in prior fiscal years, we have been relying in part on cash infusions from our President, Chairman and Chief Executive Officer, James A. Hayward, in order to fund our operations.  During fiscal 2011 and 2010, Dr. Hayward provided $600,000 and $725,000 in new loans, respectively.

As of June 30, 2011, we had a working capital deficit of $4,575,082.  For the nine months ended June 30, 2011, we generated a net cash flow deficit from operating activities of $2,200,654 consisting primarily of year to date loss of $6,097,760.  Non cash adjustments included $2,557,433 in depreciation and amortization charges and, $1,027,050 for equity based compensation and $34,960 for settlement of accrued interest. Additionally, we had a net increase in assets of $71,159 and a net increase in current liabilities of $348,822.  Cash provided by financing activities for the nine months ended June 30, 2011 totaled $2,195,500 consisting of proceeds from the issuance of convertible debt, net of the capitalized financing costs and related party advance repayments of $1,645,500 and $600,000 advances for officers.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during any period we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Fiscal 2011 (through July 31, 2011)

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

 On July 15, 2011, the Company closed a private placement of its common stock.  The Company issued and sold 105,263,158 shares of Common Stock at a purchase price of $0.0475 per share to accredited investors for gross proceeds of $5,000,000.

 A registered broker dealer firm acted as our placement agent with respect to the private placement. In connection with the private placement, the Company paid placement agent commissions and discounts aggregating $265,000.  In addition, the placement agent or its designees were issued warrants with a seven-year term to purchase an aggregate of 7,578,948 shares of Common Stock with an exercise price of $0.0475 per share.

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

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $20,000 on the acquisition of leasehold improvements during the next 12 months.  We believe our current leased space as well as the facility from which we lease space has adequate capacity to manage our growth, if any, over the next 2 to 3 years.

Substantially all of the real property used in our business is leased under operating lease agreements.

Number of Employees

We currently have 16 full-time employees and three part-time employees, including two in management, nine in operations, seven in sales and marketing and one in investor relations.  We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.

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

Item 4T. - Controls and Procedures.

Material Weakness Previously Disclosed

As discussed in our Annual Report on Form 10-K for the year ended September 30, 2010, as amended, we concluded that there were matters that constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Based on our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;
●	we have no audit committee;
●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
●	there is no policy on fraud, though we plan to implement such policies in fiscal 2011; and
●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.  We have undertaken the following steps to partially address the deficiencies stated above:

●	On July 11, 2011, our Board of Directors adopted a Code of Ethics and Business Conduct for the Company.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. – Legal Proceedings

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

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint.  Demodulation, Inc. alleges that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five are asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  The Company believes these claims are without merit.  The Company intends to file a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  The Company intends to vigorously defend the action.

Item 5. – Other Information

3SI Agreement

On August 9, 2011, the Company entered into a Supplier Agreement, dated as of August 3, 2011 (the “Supplier Agreement”), with 3SI Security Systems, Inc., a manufacturer and seller of asset protection security systems based on ink and smoke staining as well as GPS technology (“3SI”).   On the same date, the parties also entered into a License Agreement, dated as of August 3, 2011 (the “License Agreement”).

Under the terms of the Supplier Agreement, 3SI will purchase DNA markers and related products (“Markers”) from the Company to be incorporated into products subject to certain patents (“Licensed Patents”) owned by 3SI (the “Products”).  Pursuant to the License Agreement, 3SI granted a nonexclusive irrevocable license to the Company to make, have made, use, import, offer to sell and sell the Products.  Under the terms of the Supplier Agreement, 3SI is permitted to purchase the Products from the Company from time to time pursuant to purchase orders.  The purchase price for the Products will be as set forth in an applicable product schedule for the purchase orders and may be adjusted from time to time pursuant to the terms of the Supplier Agreement.  Under the terms of the License Agreement, the Company agreed to pay an initial payment and royalties to 3SI based on the number of Products sold, with such royalties being subject to adjustment pursuant to the terms of the License Agreement.

The terms of the Supplier Agreement and the License Agreement will continue until the expiration of the Licensed Patents, unless earlier terminated under the terms of the respective agreements.  Under the terms of the Supplier Agreement, 3SI has the right to immediately terminate upon written notice to the Company in the event that the Company fails to continuously maintain a minimum number of Markers to be incorporated into the Products, or upon 30 days written notice to the Company.  Under the terms of the License Agreement, 3SI has the right to immediately terminate upon written notice to the Company in the event that the Company fails to continuously maintain a minimum number of Markers, or fails to sell Markers to 3SI for incorporation into the Products for a certain time after being ordered.

Item 6. – Exhibits

10.1#	Subcontract, dated June 2, 2011, between Logistics Management Institute and Applied DNA Sciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB	XBRL Extension Labels Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# A request for confidentiality has been filed for certain portions of the indicated document. Confidential portions have been omitted and filed seperately with the Securities and Exchange Commission as required by Rule 24b-2 promulgated under the Securities Exchange Act of 1934.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: August 10, 2011	By:	/s/ James A. Hayward, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2011	By:	/s/ Kurt H. Jensen.
Kurt H. Jensen
Chief Financial Officer
(Principal Financial and Accounting Officer)