Form 10-K
period 2011-09-30
APPLIED DNA SCIENCES INC
filed 2011-12-09
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 002-90539

Applied DNA Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25 Health Sciences Drive, Suite 215
Stony Brook, New York	11790	(631) 444-6862
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes          ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes          ☒  No

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
☒  Yes          ☐  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes          ☒  No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock quoted on the OTC Bulletin Board as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2011), was approximately $14.0 million.  Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2011 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 8, 2011, the Registrant had outstanding 513,233,108 shares of Common Stock, par value $0.001 per share.

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

ITEM 1. BUSINESS.

Overview

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA, Cashield™, DNANet™, SmartDNA™ and BioMaterial Genotyping, our principal anti-counterfeiting and product authentication solutions, are used in numerous industries, including cash-in-transit (transport and storage of banknotes), homeland security, textiles and apparel, identity cards and other secure documents, law enforcement, pharmaceuticals, wine, and luxury consumer goods.

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

SmartDNA.  SmartDNA is a unique and patented security system based on botanical DNA, a new and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables. The system contains a water-based, non-toxic spray which may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime.  Each SmartDNA product is designed to be unique to each store, warehouse or sting operation allowing the police and prosecutors to link criminals to the crimes.

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

   Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide.  The International Anticounterfeiting Coalition (IACC) reports that counterfeiting and piracy cost the U.S. economy between $200-$500 billion per year, or an estimated 750,000 American jobs, and pose a real threat to consumer health and safety.  The IACC also estimates that the loss associated with counterfeiting has increased 10,000 percent in the past twenty years, to well over $600 billion globally. Additionally, the ICC (International Chamber of Commerce) in February 2011 issued an updated report on counterfeiting and piracy that states that the global economic and social impacts of counterfeiting and piracy will reach $1.7 trillion by 2015 and put 2.5 million legitimate jobs at risk each year.

    According to IACC and ICC:

o	The Food and Drug Administration estimates that counterfeit drugs account for 10% of all drugs sold in the United States.

o	The Federal Aviation Administration estimates that 2% of the 26 million airline parts installed each year are counterfeit, which equals approximately 520,000 parts.

o	Digitally pirated music, movies and software accounts for between $30 billion and $75 billion.

o
In 2011, the Motor and Equipment Manufacturers Association (MEMA) stated that worldwide sales of counterfeit motor vehicle parts are estimated to reach $45 billion this year. Previously MEMA has cited safety violations due to counterfeit auto parts: brake linings made of compressed grass, sawdust or cardboard; transmission fluid made of cheap oil that is dyed; and oil filters that use rags for the filter element.

Governments are increasingly vulnerable to counterfeiting, terrorism and other security threats at least in part because currencies, identity and security cards and other official documents can be counterfeited with relative ease.  For instance, Havocscope reports that the value of counterfeit identification and passports is currently $100 million.  Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade.

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors. Counterfeit prescription pharmaceuticals are a growing trend, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers.  In some countries, counterfeit prescription drugs comprise as much as 70 percent of the drug supply and have been responsible for thousands of deaths in some of the world’s most impoverished nations, according to the World Health Organization (WHO). Counterfeit pharmaceuticals are estimated to be a billion-dollar industry, though some estimate it to be much larger. The Center for Medicine in the Public Interest estimates that in 2010, activities related to counterfeit drugs generated $75 billion, based on information obtained from government organizations. This is expected to grow by 20 percent annually in the coming years.  In 2010, the WHO reported that in over 50% of cases, medicines purchased over the Internet from illegal sites that conceal their physical address have been found to be counterfeit. According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.  The challenges presented by traditional counterfeiters have recently been supplemented by the many websites, from direct retailers to auction sites, that offer counterfeit prescription drugs online.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including radio-frequency identification tags and electronic product codes, known as EPCs, to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.

The digital and recording media industry, including the segment that records computer software on compact discs, has long been a victim of piracy, or the production of illegal copies of genuine media or software, and the counterfeiting and distribution of imitation media or software. Compact discs, DVDs, videotapes, computer software and other digital and recording media that appears identical to genuine products are sold at substantial discounts by vendors at street and night markets, via mail order catalogs and on the internet at direct retail websites or at auction sites. In 2011, the Business Software Alliance (“BSA”) reported that the rate of global software piracy was 42% percent in 2010, the second highest rate in the study’s history The BSA also reported the commercial value of unlicensed software put into the market in 2010 totaled $59 billion,nearly doubling since 2003.

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

Cashield

Cashield is a family of cash degradation inks that permanently stain banknotes stolen from cash-handling or ATM systems. Cashield extends our offering beyond our prior singular product, AzSure®, to a family of security inks that include Red, Violet, Green, Teal, Indigo, and the original AzSure Blue. Current degradation dyes suffer from a critical technical weakness, as the dyes may be removed by the use of solvents. We initiated the development of Cashield in response to demand for a more effective carrier for our SigNature DNA markers. Cashield has been certified for use in the EU by the Laboratoire National de Métrologie et d’Essais (LNE) and passed all 47 individual dye penetration and wash-out-resistance tests. Additionally, a CViT study presented by the University of Leeds cited Cashield AzSure Blue ink as having improved performance versus staining inks from other suppliers. In this study, the AzSure blue ink was tested across a range of currencies, including British pounds, Euros, and U.S. dollars. The evaluation involved exposure to numerous industrial solvents. Final analysis of the results concluded that the AzSure blue ink was bound strongly in five seconds or less to a variety of banknotes, and could not be removed with any solvent.

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

SmartDNA

    Introduced in 2011, SmartDNA is a unique and patented security system based on botanical DNA, a new and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables. The system contains a water-based, non-toxic spray which may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime.  Each SmartDNA product is designed to be unique to each store, warehouse or sting operation allowing the police and prosecutors to link criminals to the crimes.

BioMaterial Genotyping

We believe our BioMaterial Genotyping solution offers a unique means for determining the authenticity of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods.  Just as a person’s DNA specifies all of their unique qualities, biomaterials typically contain genomic DNA or fragments thereof that can be utilized to authenticate originality.  We have initially developed two proprietary genetic-based assays and protocols to identify DNA markers that are endogenous (internal) to a particular product in order to differentiate between biological strains.  In a process we call Fibertyping™, we are able to differentiate between Pima cotton (G. barbadense ) and upland cotton (G. hirsutum ).  Our FiberTyping offering enables our customers and potential clients to cost-effectively give assurance to manufacturers, suppliers, distributors, retailers and end-users that their products are authentic, that they are made from the fibers and textiles as labeled.  In a process we call Pimatyping™, we are able to differentiate between Pima cotton grown in different regions of the world.  Cotton classification and the authentication of cotton geographic origin are issues of global significance, important to brand owners and to governments that must regulate international cotton trade.  Similar offerings are currently being developed for use in biomaterials other than cotton.  Biomaterials can now be tracked from field to final purchase guaranteeing the authenticity of the item.  As we are testing for innate genomic DNA, we believe these assays cannot be counterfeited.

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

 Discontinued BioActive Ingredients Program

In 2009 we discontinued our BioActive Ingredients program, which we began in 2007.  We developed BioActive Ingredients for personal care products, such as skin care products, based on the biofermentation expertise developed during the manufacturing of DNA for our SigNature DNA, Cashield, DNANet, SmartDNA and BioMaterial Genotyping solutions, and we have decided to focus our business on these security and authentication solutions.

Our Strategy

We have begun to generate revenues principally from sales of our SigNature DNA, Cashield, DNANet, SmartDNA and BioMaterial Genotyping offerings.  Key aspects of our strategy include:

Customize and Refine our Solutions to Meet Potential Customers’ Needs

We are continuously improving and expanding our product offerings by testing the incorporation of our technologies into different media, such as newly configured labels, inks or packing elements, for use in new applications.  Each prospective customer has specific needs and employs varying levels of existing security technologies with which our solution must be integrated.  Our goal is to develop a secure and cost-effective system for each potential customer that can be incorporated into that potential customer’s products or items themselves or their packaging so that they can, for instance, be tracked throughout the entire supply chain and distribution system.

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

Homeland Security

The U.S. military is facing the challenge of the increasing intrusion of counterfeit electronics and other parts into its supply lines.  This problem isn’t limited to electronics. Foreign suppliers using substandard materials could be producing rivets, bolts and screws that hold together everything from missile casings to ship ladders. The explosion of counterfeit parts is being driven by an expanding global economy and an emphasis on low-price contracting — both of which come as the Pentagon is relying more heavily on older platforms, with parts that are becoming obsolete. In 2010, the US military purchased 59,000 counterfeit microchips from China. Senate hearings in November 2011 revealed the discovery of over 1,800 incidents, totaling over 1 million parts, of counterfeit electronic parts in the defense supply chain. According to the semiconductor industry, counterfeiting results in a $7.5 billion loss in revenue annually as well as a loss of 11,000 U.S. jobs Our SigNature DNA solution can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to military organizations globally in need of securing their supply chains.

Pharmaceuticals

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including RFID tags and EPCs to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.  Our SigNature DNA Markers can easily be embedded directly into pharmaceutical packaging or into RFID tags or EPCs attached to packaging, and since they are ingestible, may be applied as part of a unit dose. According to the IACC, approximately 10% of pharmaceuticals worldwide are counterfeit.  In some developing countries this figure rises to 70%.

Consumer Products

Counterfeit items are a significant and growing problem with all kinds of consumer packaged goods, especially in the retail and apparel industries.  According to the International Trademark Association, up to 22% of all branded apparel and footwear sold worldwide is counterfeit and Havocscope values the counterfeit clothing market at $12 billion.  We have developed and are currently marketing a number of solutions aimed at brand protection and authentication for the retail and apparel industries, including the clothing, accessories, fragrances and cosmetics segments.  Our SigNature DNA solution can be used by manufacturers in these industries to combat counterfeiting and piracy of primary, secondary and tertiary packaging, as well as the product itself, and to track products that have been lost in transit, whether misplaced or stolen.

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

Art and Collectibles

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

Digital and Recording Media

The digital and recording media industry, including the segment that records computer software on compact discs, faces significant threats from piracy and the counterfeiting and distribution of imitation media or software.  In 2010 the Business Software Alliance (“BSA”) reported that in 2010, the United States software industry lost $9.5 billion as a result of software piracy, an increase of $11 billion over the previous year.  An independent study conducted by IDC for the BSA reported that 20 percent of software in the United States is unlicensed.  Our SigNature DNA Markers can be embedded onto digital and recording media products, such as CDs, DVDs, videotapes and computer software, as well as the packaging of these products.

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

SigNature DNA Embedment

Our patented embedment system allows us to incorporate our SigNature DNA Markers into a broad variety of media, such as inks, dyes, textile treatments, thermal ribbon thread, laminates, glues, threads,  varnishes, adhesives and, petroleum and petroleum derivatives.

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

SmartDNA: In 2011, we introduced SmartDNA is a unique and patented security system based on botanical DNA, a new and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables. The system contains a water-based, non-toxic spray which may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime.  Each SmartDNA product is designed to be unique to each store, warehouse or sting operation allowing the police and prosecutors to link criminals to the crimes.

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

Sales and Marketing

As of December 8, 2011, we had eight employees engaged in sales and marketing.  We expect to hire additional sales directors and/or consultants to assist us with sales and marketing efforts with respect to our ten target vertical markets.

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

Raw Materials and Suppliers

Our sources of raw materials include botanical sources of DNA that are readily available in nature, which we are able to replicate to use in our product offerings.  In general, our customers provide their materials to us in their own packaging to which we include our DNA products and return to them in their own packaging.  In addition, Printcolor Screen Ltd. supplies the ink for our Cashield products, and SKS Bottle & Packaging supplies us with the plastic bottles used in packaging our DNANet sprays and liquids.

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

Textile Centre of Excellence. On August 11, 2008, we entered into an Agreement with Huddersfield and District Textile Training Company Limited. We have agreed to undertake a study to demonstrate how our SigNature DNA can be used to authenticate textiles at all points of the supply chain through to the end user.  In addition, this study will demonstrate the integration of SigNature DNA with existing manufacturing processes to produce threads, labels and fabrics manufactured by Yorkshire-based companies. The funding for Phase I of the study, which ran through December 2008, totaled £50,000. In June 2010, we received our first order as part of our participation in the multi-year contract funded by the European Regional Development Fund and Yorkshire Forward.  The initiating order for our products (approximately $50,000) was part of a three-year commitment of an aggregate of $1,500,000 to companies participating in the Yorkshire Forward program.

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

On November 1, 2011, we entered into an Exclusive Sales Agreement with Nissha, pursuant to which we granted Nissha an exclusive right to sell their printing inks and related products incorporating our SigNature DNA authentication markers, initially for fish and fruit products, publications and wood applications, in various countries in Asia for an initial period of three years.  The exclusivity rights granted to Nissha are conditioned upon Nissha achieving minimum sales targets (or, if below the specified thresholds, paying the shortfall) and payment of annual fees. We also granted Nissha the non-exclusive right to sell their printing inks and related products incorporating our SigNature DNA authentication markers for cosmetics products in the same geographic area during the term of the agreement.  We have agreed to supply our SigNature DNA authentication markers to Nissha on pricing terms and conditions to be set forth in the applicable purchase orders.

C.F. Martin & Co. Agreement. On July 18, 2011, we entered into a Joint Development Agreement, dated as of June 30, 2011  with C.F. Martin & Co., Inc., a designer and manufacturer of acoustic guitars, strings for acoustic guitars, and related guitar components and accessories (“Martin”).  Under the terms of the agreement, we and Martin will jointly develop, create and apply new techniques and know-how for labeling and authenticating guitars, guitar strings and related guitar components and accessories using DNA security markers created by us.  Each party shall bear and be responsible for its own expenses and costs of the development and creation of the techniques and know-how. Subject to certain exceptions for us, the agreement provides for a period of exclusivity (“Period of Exclusivity”) of six (6) months beginning on June 30, 2011 whereby Martin and we agree not to sell, offer for sale, enter into any agreement with any third party for the future sale of, advertise, or market, anywhere in the world, any jointly developed technique for labeling guitars, guitar strings, and related guitar components and accessories with DNA security markers.  The agreement also provides that Martin shall purchase DNA security markers exclusively from us during the longer of the term of the agreement or the Period of Exclusivity. The term of the agreement will continue until the parties agree that the development and creation of techniques or know-how for labeling guitars or guitar strings with DNA security markers is complete, unless either party terminates the agreement by giving at least sixty (60) days written notice to the other party.

Disc Graphics Agreement. On July 8, 2011, we entered into an agreement, dated as of July 7, 2011 (the “Agreement”) with Disc Graphics Inc., a provider of specialty packaging (“DG”). Under the terms of the agreement, DG will purchase DNA security markers (“Markers”) from us to be incorporated into coatings for DG’s products.  Additionally, DG will be our exclusive distributor in North America of Markers for the folding carton offset print sector and non-exclusive distributor of Markers for pressure sensitive labels. We are obligated to provide Markers for up to a fixed amount of coatings. We received an initial fee upon entering the agreement, and are entitled to an annual fee for the Markers, as well as fees for any authentication services provided by us.  The initial term of the agreement is three years and will automatically renew for successive one year periods, unless either party terminates the agreement by giving written notice to the other party at least ninety (90) days prior to the end of the third year.  After the initial term, we have the right to terminate if DG does not pay the annual fee.

3SI Agreement. On August 9, 2011, the Company entered into a Supplier Agreement, dated as of August 3, 2011 (the “Supplier Agreement”), with 3SI Security Systems, Inc., a manufacturer and seller of asset protection security systems based on ink and smoke staining as well as GPS technology (“3SI”).   On the same date, the parties also entered into a License Agreement, dated as of August 3, 2011 (the “License Agreement”). Under the terms of the Supplier Agreement, 3SI will purchase DNA markers and related products (“Markers”) from us to be incorporated into products subject to certain patents (“Licensed Patents”) owned by 3SI (the “Products”).  Pursuant to the License Agreement, 3SI granted a nonexclusive irrevocable license to us to make, have made, use, import, offer to sell and sell the Products.  Under the terms of the Supplier Agreement, 3SI is permitted to purchase the Products from us from time to time pursuant to purchase orders.  The purchase price for the Products will be as set forth in an applicable product schedule for the purchase orders and may be adjusted from time to time pursuant to the terms of the Supplier Agreement.  Under the terms of the License Agreement, the Company agreed to pay an initial payment and royalties to 3SI based on the number of Products sold, with such royalties being subject to adjustment pursuant to the terms of the License Agreement. The terms of the Supplier Agreement and the License Agreement will continue until the expiration of the Licensed Patents, unless earlier terminated under the terms of the respective agreements.  Under the terms of the Supplier Agreement, 3SI has the right to immediately terminate upon written notice to us in the event that we fail to continuously maintain a minimum number of Markers to be incorporated into the Products, or upon 30 days written notice to us.  Under the terms of the License Agreement, 3SI has the right to immediately terminate upon written notice to us in the event that we fail to continuously maintain a minimum number of Markers, or fail to sell Markers to 3SI for incorporation into the Products for a certain time after being ordered.

Defense Logistics Agency. On June 17, 2011, we received approval and permission to disclose from the Defense Logistics Agency of the U.S. Department of Defense (the “DLA”) a time and material subcontract (the “Subcontract”) that we entered into on June 2, 2011 with the Logistics Management Institute (“LMI”).  Under the terms of the Subcontract, the Company will perform work and services for LMI and the DLA relating to a program to demonstrate the functional, technical and business viability of DNA marking technology as an anti-counterfeiting measure by using it in the DLA microcircuit supply chain.  The program is divided into six tasks and involves the preparation, implementation and evaluation of marking materials for microcircuit chips and packages, creation of a business case analysis, development of a pricing and transition plan and identification of feasible techniques to apply DNA marks in conjunction with laser marking.  The period of performance of the Subcontract is from May 26, 2011 through November 26, 2012.  The Company is entitled to receive payments for performance under the Subcontract through November 26, 2012, for a total amount not to exceed $913,400 (with no minimum), assuming the successful completion of the six tasks of the program.

Manufacturer of Writing Instruments. On December 21, 2009, we entered into a Supply Agreement with an international manufacturer of writing instruments. In the agreement, we agreed to supply the company with our authentication marks for an initial period of five years. We will receive an annual fee for each unique authentication mark purchased. There is the potential to receive additional fees if more than three authentications per year are ordered. In exchange for exclusive rights in a specific field, the company has agreed to minimum volume purchases for each year of the agreement.

Competition

The principal markets for our offerings are intensely competitive.  We compete with many existing suppliers and new competitors continue to enter the market.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: American Bank Note Holographics, Inc., Applied Optical Technologies, Authentix, Collectors Universe Inc., Collotype, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Media Sec Technologies, opSec Security Group plc., SmartWater Technology, Inc., Sun Chemical Corp, Tracetag, Prooftag SAS, and Warnex.

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

●
integrated circuit chip and magnetic strips (integrated circuit chips that receive and, if authentic, send a correct electric signal back to the reader, and magnetic strips that contain information, both of which are common components of debit and credit cards);

●
optically variable microstructures (these include holograms, which display images in three dimensions and are generally difficult to reproduce using advanced color photocopiers and printing techniques, along with other devices with similar features);

●	elemental taggants and fluorescence (elemental taggants are various unique substances that can be used to mark products and other items, are revealed by techniques such as x-ray fluorescence); and
●	radioactivity and rare molecules (radioactive substances or rare molecules which are uncommon and readily detected).

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

Proprietary Rights

We believe that our 14 patents, 8 patents pending, 14 provisional patents, 9 registered trademarks, and 5 registered trademarks pending, and our trade secrets, copyrights and other intellectual property rights are important assets for us.  Our patents will expire at various times between 2012 and 2024.  The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

Employees

We currently have 18 full-time employees and three part-time employees, including three in management, nine in operations, eight in sales and marketing and one in investor relations. We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, which requires us to file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to such reports and other information with the Securities and Exchange Commission (“SEC”).  This information is available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s website at www.sec.gov.  Our web site is located at  www.adnas.com.

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

We incurred net operating losses of $8.1 million for the year ended September 30, 2011 and $7.1 million for the year ended September 30, 2010.  These net operating losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and incurred interest expense on notes and warrants we issued to obtain financing.  Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company.  We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future.  Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance.  If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing.  As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

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

We believe that our existing capital resources will enable us to fund our operations until approximately May 2012.  We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated December 8, 2011, our independent auditors stated that our financial statements for the year ended September 30, 2011 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our negative working capital of $1.5 million, recurring net operating loss of $8.1 million, and capital deficiency of $1.0 million for the year ended September 30, 2011.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including the sale of our securities, obtaining loans from financial institutions, or obtaining grants from various organizations or governments, where possible.  Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

Our sales cycles for our products and services can take in excess of nine months from initial contact to contract execution, and require significant employee time and financial resources with no assurances that we will realize sales or revenues.

The sales cycle for our products and services can take in excess of nine months from initial customer contact to contract execution.  During this period, we may expend substantial time, effort and financial resources without realizing any revenues with respect to the potential sale.

Our operating results could be adversely affected by a reduction in business with our significant customers.

We derive a significant amount of revenues from a few customers.  Taken as a group, our top three customers were responsible for approximately 53% and 64% of our revenues for the years ended September 30, 2011 and 2010, respectively.  In addition, four customers accounted for approximately 77% and 90% of total accounts receivable at September 30, 2011 and 2010, respectively.  Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty.  The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

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

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, our Chairman, Chief Executive Officer and President, and Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer.  We entered into an employment agreement with Dr. Hayward dated July 11, 2011.  We do not have an employment agreement with Dr. Liang.  Loss of the services of Drs. Hayward or Liang could significantly harm our business, results of operations and financial condition. We do not maintain key-man insurance on the lives of Drs. Hayward or Liang. During fiscal 2011, Dr. Hayward provided $750,000 in loans to and investments in the Company.  In the absence of any other financing, curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations.

The markets for our anti-counterfeiting and product authentication solutions are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

The principal markets for our anti-counterfeiting and product authentication solutions are intensely competitive.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: American Bank Note Holographics, Inc., Applied Optical Technologies, Authentix, Collectors Universe Inc., Collotype, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Media Sec Technologies, opSec Security Group plc., SmartWater Technology, Inc., Sun Chemical Corp, Tracetag, Prooftag SAS, and Warnex.

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

Although our operations are principally based within the United States, we have begun to operate and sell to customers in foreign countries.  To the extent that our international operations expand, we would face additional risks, including:

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

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers.  We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future.  In the event that a claim is successfully brought against us, considering our lack of material revenue and the losses our business has incurred for the period from our inception to September 30, 2011, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Risks Relating to Our Common Stock:

There are a large number of shares underlying our options, warrants and convertible notes that may be available for future sale and the sale of these shares may depress the market price of our common stock and will cause immediate and substantial dilution to our existing stockholders.

As of December 8, 2011, we had 513,233,108 shares of common stock issued and outstanding, outstanding options and warrants to purchase 178,930,280 shares of common stock, and outstanding notes convertible into 82,498,824 shares of common stock.  All of the shares issuable upon exercise of our options and warrants may be sold without restriction, except for shares issuable upon exercise of options held by our “affiliates” as defined in Rule 144 under the Securities Act of 1933, as amended.  The sale of these shares may adversely affect the market price of our common stock.  The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholder may convert and sell the full amount issuable on exercise.

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

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint.  Demodulation, Inc. alleges that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five are asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  The Company believes these claims are without merit.  On September 10, 2011, Alfred University filed a motion to transfer the action from the District of New Jersey to the Western District of New York; the Court has not yet decided the motion.  Pursuant to an order of the Court, once the transfer motion is decided, the Company intends to file a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  The Company intends to vigorously defend the action.

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

The following table sets forth the quarterly quotes of high and low prices for our common stock on the OTC Bulletin Board during the fiscal years ended September 30, 2010 and September 30, 2011.

	Fiscal 2010		Fiscal 2011

	High	Low	High	Low

First Quarter	$0.13	$0.05	$0.09	$0.03
Second Quarter	$0.13	$0.06	$0.09	$0.05
Third Quarter	$0.08	$0.04	$0.08	$0.04
Fourth Quarter	$0.07	$0.03	$0.10	$0.06

Holders

As of December 8, 2011, we had approximately 700 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15 th  Avenue, Brooklyn, New York 11219.

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

Recent Sales of Unregistered Securities

Other than as previously described in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, there were no sales of unregistered securities during fiscal 2011.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Annual Report on Form 10-K contains forward-looking statements including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

 Introduction

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA, SmartDNA, Cashield, DNANet and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), textiles and apparel, identity cards and other secure documents, pharmaceuticals, wine, and luxury consumer goods.

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

SmartDNA.  SmartDNA is a unique and patented security system based on botanical DNA, a new and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables. The system contains a water-based, non-toxic spray which may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime.  Each SmartDNA product is designed to be unique to each store, warehouse or sting operation allowing the police and prosecutors to link criminals to the crimes.

Cashield. Cashield is a family of cash degradation inks that permanently stain banknotes stolen from cash-handling or ATM systems. Cashield extends our offering beyond our prior singular product, AzSure ® , to a family of security inks that include Red, Violet, Green, Teal, Indigo, and the original AzSure ®  Blue. Current degradation dyes suffer from a critical technical weakness, as the dyes may be removed by the use of solvents. We initiated the development of Cashield in response to demand for a more effective carrier for our SigNature DNA markers. Cashield has been certified for use in the EU by the Laboratoire National de Métrologie et d’Essais (LNE) and passed all 47 individual dye penetration and wash-out-resistance tests. Additionally, a CViT study presented by the University of Leeds cited Cashield AzSure Blue ink as having improved performance versus staining inks from other suppliers. In this study, the AzSure blue ink was tested across a range of currencies, including British pounds, Euros, and U.S. dollars. The evaluation involved exposure to numerous industrial solvents. Final analysis of the results concluded that the AzSure blue ink was bound strongly in five seconds or less to a variety of banknotes, and could not be removed with any solvent.

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

General

To date, the substantial portion of our revenues have been generated from sales of our Signature® DNA and BioMaterialTM Genotyping, our principal anti-counterfeiting and product authentication solutions (“authentication services”).    We have continued to incur expenses and have limited sources of liquidity.  We expect to generate revenues from sales of our SigNature Program, CashieldTM, DNANetTM, SmartDNA and BioMaterial Genotyping.  We have developed or are currently attempting to develop business in the following target markets: cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media.  Our developments in the cash-in-transit and textile and apparel authentication have contributed to the increase in our revenues.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Comparison of the Year Ended September 30, 2011 to the Year Ended September 30, 2010

Revenues

For the years ended September 30, 2011 and 2010, we generated $968,848 and $519,844 in revenues from operations, respectively.  The increase in revenues for the twelve months ended September 30, 2011 was substantially generated from sales of our SigNature DNA and BioMaterial GenoTyping as a result of an increase in our customer base by 40%.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the twelve months ended September 30, 2011 increased 16.69% to $8,388,873 from $7,189,020 in the same period in 2010.  Included within the selling, general and administrative expenses for the year ended September 30, 2011 was a noncash charge to operations of $3,668,460 for the fair value of vested options issued to officers and employees and other stock based compensation compared to $3,796,255 in 2010.

Research and Development

Research and development expenses increased by $192,915 for the twelve months ended September 30, 2011 compared to the same period in 2010 from $75,961 to $268,876, primarily due to an increase in research and development activities to support our increased customer demand.

Depreciation and Amortization

In the twelve months ended September 30, 2011, depreciation and amortization decreased by $4,358 compared to the same period in 2010 from $371,914 to $367,556.  The decrease is attributable to the aging of fixed assets previously acquired.

Total Operating Expenses

Total operating expenses increased to $9,025,305 for the twelve months ended September 30, 2011 from $7,636,895, or an increase of $1,388,410, primarily due to increase in professional and other service providers expenses compared to the for the same period last year.

Interest Expenses

Interest expenses for the twelve months ended September 30, 2011, increased to $2,458,667 from $792,549 in the same period of 2010, an increase of $1,666,118.  The increase in interest expense was due to the amortization of debt discounts attributable to our convertible notes of $2,096,427 as compared to $512,530 for the same period last year.

Net Loss

Net loss for the twelve months ended September 30, 2011 was $10,515,124 compared to $7,909,600 in the same period of 2010, a net change of $ 2,605,524 as a result of the combination of factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.  In fiscal 2011, and in prior fiscal years, we have been relying  in part on cash infusions from our Chairman, Chief Executive Officer and President, James A. Hayward, in order to fund our operations.  During fiscal 2011 and 2010, Dr. Hayward provided $750,000 and $725,000, respectively, in new loans to and investments in the company.  In the absence of other sources of financing, curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations, including our ability to meet our payroll and accounts payable obligations.

As of September 30, 2011, we had a working capital deficit of $1,466,770.  For the year ended September 30, 2011, we generated a net cash flow deficit from operating activities of $3,761,716 consisting primarily of our loss of $10,515,124, net with non cash adjustments of $3,322,968 in depreciation and amortization charges, $3,705,457 for equity based compensation and settlement of accrued interest. Additionally, we had a net increase in operating assets of $75,528 and a net decrease in operating liabilities of $199,490.  Cash used in investing activities was $89,108 consisting of acquisition of equipment.  Cash provided by financing activities for the year ended September 30, 2011 totaled $6,580,500 consisting of proceeds from the issuance of convertible debt, net of the capitalized financing costs of $1,895,500, sale of our common stock of $4,735,000, net with related party advance repayments of $50,000.

We expect capital expenditures to be less than $200,000 in fiscal 2012.  Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

We believe that our existing capital resources will enable us to fund our operations until approximately May 2012.  We believe we will be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

Our registered independent certified public accountants have stated in their report dated December 8, 2011, that we have incurred operating losses in the last two years, and that we are dependent upon management’s ability to develop profitable operations and raise additional capital. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Recent Debt and Equity Financing Transactions

Fiscal 2010

During the year ended September 30, 2010, we issued and sold an aggregate principal amount of $270,000 in secured convertible promissory notes bearing interest at 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The promissory notes and accrued but unpaid interest thereon automatically convert one year after issuance at a conversion price equal to a discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance, and are convertible into shares of our common stock at the option of the holder at any time prior to such automatic conversion at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion and (ii) the automatic conversion price.  In addition, any time prior to conversion, we have the irrevocable right to repay the unpaid principal and accrued but unpaid interest under the notes on three days notice.  The promissory notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of their issuance.  The warrants are exercisable for cash or on a cashless basis for a period of four years commencing one year after issuance at a price of $0.50 per share.  Each warrant may be redeemed at our option at a redemption price of $0.01 upon the earlier of (i) three years after the issuance, and (ii) the date our common stock has traded on The Over the Counter Bulletin Board at or above $1.00 per share for 20 consecutive trading days.

In addition, on July 15, 2010, we issued and sold an aggregate of $1,100,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act (the “Private Placement”).  The July 15 Notes are convertible, in whole or in part, at any time, at the option of the holders, into either (A) such number of shares of the Company’s common stock, $0.001 par value per share, determined by dividing (i) the principal amount of each Note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $0.04405, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Financing Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after July 15, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) July 15, 2011.  A holder may convert a July 15 Note in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The July 15 Notes shall be automatically converted upon the earlier of (I) July 15, 2011 and (II) the completion of a Qualified Financing at the election of each holder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Security paid by investors for the Qualified Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million. The July 15 Notes bear interest at the rate of 10% per annum and are due and payable in full on July 15, 2011. Until the principal and accrued but unpaid interest under the July 15 Notes are paid in full, or converted into shares of common stock, Subsequent Financing Securities or Qualified Financing Securities, as the case may be (the “Conversion Shares”) pursuant to their terms, the Company’s obligations under the July 15 Notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

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

On July 15, 2010, we cancelled a $675,000 principal amount promissory note (“Prior Hayward Note”) previously issued to James A. Hayward, our Chairman, Chief Executive Officer and President on June 4, 2010 (the “Prior Hayward Note”), and, in lieu thereof, issued to Dr. Hayward a $450,000 principal amount senior secured convertible note containing the same terms as the form of Note issued to the holders in the Private Placement and a $225,000 principal amount promissory note containing the same terms as the Prior Hayward Note.

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

We need to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond May 2012.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

Product Research and Development

We anticipate spending approximately $500,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $50,000 on the acquisition of leasehold improvements during the next 12 months.  We believe our current leased space is adequate to manage our growth, if any, over the next 2 to 3 years.

Number of Employees

We currently have 18 full-time employees and three part-time employees, including two in management, ten in operations, eight in sales and marketing and one in investor relations. We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated December 8, 2011, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-25 following the Exhibits List.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

This Annual Report on Form 10-K does not include an attestation report of RBSM LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  The effectiveness of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that require us to provide only management’s report in this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weaknesses

As of September 30, 2010, management determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures;

●	we had no audit committee;

●	there was a risk of management override given that our officers have a high degree of involvement in our day to day operations.

●	there was no policy on fraud and no code of ethics; and

●	there was no effective separation of duties, which includes monitoring controls, between the members of management.

As a result of the material weaknesses described above, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, during the fiscal year ended September 30, 2011, management took various actions to strengthen internal controls and improve its disclosure controls over financial reporting. As a result, we remediated the previously reported material weaknesses by performing the following remediation activities:

●	We have appointed four independent directors, so that our Board of Directors is currently composed of a supermajority of independent directors;

●	We have established certain entity level controls establishing a “tone at the top,” including a fully functioning audit committee;

●
We have adopted a “code of ethics” as defined by regulations promulgated under the Securities Act and the Exchange Act that applies to all of our employees, officers and directors, including those officers responsible for financial reporting, and determined that a whistleblower policy is not necessary given the small size of the organization;

●	With an increase in headcount, we have issued policies and procedures regarding the delegation of authority and implemented an adequate segregation of duties consistent with control objectives;

●	We have implemented an internal process for the issuance of press releases which includes several layers of review and approvals; and

●
The validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience, and training.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2010.  Because the remedial actions may require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness have been remediated.  These efforts require significant time and resources.

Notwithstanding the material weaknesses discussed above, our management has concluded that the condensed consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations, and cash flows for the fiscal year ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

Other than the remediation of the material weaknesses addressed under the heading “Remediation of Previously Disclosed Material Weakness” above, during the fiscal year ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our directors, executive officers and significant employees.

Name	Age	Title	Board of Directors
James A. Hayward	57	Chief Executive Officer, President, and Chairman of the Board	Director
John Bitzer, III	50		Director
Gerald Catenacci	49		Director
Karol Gray	58		Director
Charles Ryan	47		Director
Yacov Shamash	60		Director
Sanford R. Simon	69		Director
Kurt Jensen	53	Chief Financial Officer
Ming-Hwa Benjamin Liang	48	Secretary and Strategic Technology Development Officer

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  For the majority of fiscal 2011, our Board of Directors consisted of three directors, Dr. James A. Hayward, Sanford R. Simon and Yacov Shamash.  Effective as of August 15, 2011, the number of directors on the Board was increased from three to seven and John Bitzer, III, Gerald Catenacci, Karol Gray and Charles Ryan and were appointed to fill such vacancies created on the Board.  There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

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

Chief Executive Officer, President, and Chairman of the Board – James A. Hayward

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

Director-John Bitzer, III

John Bitzer, III, joined the Board of Directors on August 10, 2011. Mr. Bitzer  is President and Chief Executive Officer of ABARTA, Inc., a private, fourth-generation family holding-company with operations in the soft drink beverages, newspaper publishing, oil and gas exploration and development, and frozen food industries (“ABARTA”). In 1985, Mr. Bitzer began his career in sales for the Cleveland Coca-Cola Bottling Company. He has been Publisher of Atlantic City Magazine in Atlantic City, N.J.  In 1994 he founded the ABARTA Media Group and held the position of Group Publisher. In 1997 he was named President and Chief Operating Officer of ABARTA and has been President and Chief Executive Officer since 1999. He is also a director of the Institute for Entrepreneurial Excellence at the University of Pittsburgh.  Mr. Bitzer has a degree from the University of Southern California and an MBA from the University of Michigan.

Our Board believes that Mr. Bitzer’s professional and management experience in investing in and building growing enterprises make him an important contributor to the Board.

Delabarta, Inc., a wholly owned subsidiary of ABARTA, participated as an investor in the Company’s private placement (the “Private Placement”) of the Company’s common stock, par value $0.001 per share, on July 15, 2011, described in our Current Report on Form 8-K filed with the SEC on July 15, 2011, in which it acquired 21,052,632 shares of common stock for a purchase price of $1,000,000.  In connection with the Private Placement, the Company agreed to use best efforts to nominate Mr. Bitzer to the Board and elect him as director within 30 days of the closing of the Private Placement and to nominate and include Mr. Bitzer on the slate of nominees for the company’s Board of Directors for election by stockholders at the annual meetings of stockholders for so long as Delabarta, Inc., owns at least 2% of the company’s outstanding shares of common stock.

On November 30, 2010, the Company issued and sold a $750,000 principal amount senior secured convertible note bearing interest at a rate of 10% per annum to Delabarta, Inc., the terms of which are described in our Current Report on Form 8-K filed with the SEC on December 3, 2010.  On January 7, 2010, the Company issued and sold a $750,000 principal amount senior secured convertible note bearing interest at a rate of 10% per annum to Delabarta, Inc., the terms of which are described in our Current Report on Form 8-K filed with the SEC on January 13, 2011.

Director- Gerald Catenacci

Gerald Catenacci joined the Board of Directors on August 10, 2011. Mr. Catenacci is the Founder and President of Neustrada Capital, LLC, a private investment fund (“Neustrada”).  Mr. Catenacci obtained a Bachelor of Science in Civil Engineering from McMaster University in 1985, and has spent his career in equity management. Mr. Catenacci was the Founding Partner and Managing Member Principled Capital Management, a hedge fund that operated from New York City from 1998 to 2010.

Our Board believes that Mr. Catenacci’s professional experience in investing in growing enterprises make him an important contributor to the  Board.

Neustrada participated as an investor in the Private Placement and acquired 42,105,263 shares of common stock for a purchase price of $2,000,000.  In connection with the Private Placement, the Company agreed to use best efforts to nominate Mr. Catenacci to the Board and elect him as director within 30 days of the closing of the Private Placement and providing for the nomination and inclusion of Mr. Catenacci on the slate of nominees for the company’s Board of Directors for election by stockholders at the annual meetings of stockholders for so long as Neustrada owns at least 2% of the company’s outstanding shares of common stock.

Director- Karol Gray

Karol Gray joined the Board of Directors on August 10, 2011. In December 2011, Ms. Gray assumed the position of Vice President for Finance and Administration at UNC-Chapel Hill. Ms. Gray previously was the Vice President for Finance and Administration and the Chief Financial Officer at the University at Stony Brook. She is active on several committees, including the Brookhaven National Laboratory Audit Committee, the Presidential Budget Working Group, and the Investment Subcommittee of the Research Foundation of the State University of New York, and is a member of the Executive Committee of the State University of New York Business and Officers Association. Ms. Gray is a Certified Public Accountant with a Bachelor in Business Administration from Hofstra University.

Our Board believes that Ms. Gray’s professional and management experience at a large university as well as her financial expertise and education make her an important contributor to the Board.

Director- Charles Ryan

Dr. Charles Ryan joined the board of Directors on August 10, 2011. Dr. Ryan is the Senior Vice President, and Chief Intellectual Property Counsel at Forest Laboratories, a developer of branded drugs, where he has been employed since 2003.  Dr. Ryan has over 18 years experience in managing all aspects of intellectual property litigation, conducting due diligence investigations and prosecuting patent and trademark applications in the pharmaceutical and biotechnology industries.  Dr. Ryan earned a doctorate in oral biology and pathology from SUNY Stony Brook and a law degree from Western New England College School of Law.

Our Board believes that Mr. Ryan’s expertise as chief intellectual property counsel at a global public company make him an important contributor to the Board.

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

Board Leadership Structure

    Our Board of Directors does not have a policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee.  The Board of Directors believes that Dr. Hayward’s dual role as both Chairman of the Board and Chief Executive Officer serves the best interests of both the company and its stockholders.  His combined role enables decisive leadership, ensures clear accountability, and enhances the company’s ability to communicate its message and strategy clearly and consistently to the company’s stockholders, employees, customers and suppliers.  Dr. Hayward possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the company and its businesses and is thus best positioned to develop agendas that ensure that the time and attention of the Board of Directors are focused on the most critical matters.  This structure also enables our Chief Executive Officer to act as a bridge between management and the Board of Directors, helping both to act with a common purpose.

The Board of Directors appreciates that the advantages gained by having a single Chairman and Chief Executive Officer must be viewed in light of potential independence concerns.  The Board considers, however, that we have adequate safeguards in place to address those concerns, including, for example, our Board of Directors consisting of a supermajority of independent directors.  In addition, our audit, compensation and nominating committees, which oversee critical matters such as the integrity of our financial statements, the compensation of executive management, the selection and evaluation of directors, and the development and implementation of corporate governance policies, each consist entirely of independent directors.

Our risk management program is overseen by our Chief Executive Officer.  Material risks are identified and prioritized by management, and each prioritized risk is referred to a Board Committee or the full Board of Directors for oversight.  For example, strategic risks are referred to the full Board while financial risks are referred to the Audit Committee.  The Board of Directors regularly reviews information regarding our liquidity and operations, as well as the risks associated with each.  Also, the Compensation Committee periodically reviews the most important risks to our business to ensure that compensation programs do not encourage excessive risk-taking and promote our goals and objectives.

Board of Directors Structure and Committee Composition

In June 2008, our Board of Directors established a standing compensation committee and in September 2011, our Board of Directors established an audit committee and a nominating committee.  Each of the committees operates under a written charter adopted by the Board of Directors.  All of the committee charters are available on our web site at http://www.adnas.com/investors or by writing to Applied DNA Sciences, Inc., 25 Health Sciences Drive, Suite 215, Stony Brook, New York 11790, c/o Investor Relations.

During fiscal 2011, the Board of Directors held six formal meetings.  Each director attended at least 75% of all meetings of the Board of Directors and applicable committee meetings.

The membership of each of the audit committee, the compensation committee, and the nominating committee is composed entirely of independent directors.  In addition, the members of the audit committee meet the heightened standards of independence for audit committee members required by SEC rules and NASDAQ rules.  The committee membership and the responsibilities of each of the committees are described below.

Name	Audit	Compensation	Nominating
James A. Hayward	—	—	—
John Bitzer, III (I)		—
Gerald Catenacci (I)	—		—
Karol Gray (I)			—
Charles Ryan (I)	—		—
Sanford R. Simon (I)	—	—
Yacov Shamash (I)		—

Chairman
Member
(I)	Independent director

Audit Committee

Ms. Gray (Chairperson) and Messrs. Bitzer and Shamash currently serve on the audit committee.  The Board of Directors has determined that each member of the audit committee is independent within the meaning of the director independence standards of the company and NASDAQ as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Exchange Act.  The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that Ms. Gray is an “audit committee financial expert” as defined in the Exchange Act.

The composition and responsibilities of the audit committee and the attributes of its members, as reflected in the charter, are intended to be in accordance with applicable requirements for corporate audit committees.  The audit committee charter will be reviewed, and amended if necessary, on an annual basis.

The audit committee assists the Board of Directors in fulfilling its oversight responsibility relating to our financial statements and the disclosure and financial reporting process, our system of internal controls, our internal audit function, the qualifications, independence and performance of our independent registered public accounting firm, compliance with our code of ethics and legal and regulatory requirements.  The audit committee has the sole authority to appoint, retain, terminate, compensate and oversee the work of the independent registered public accounting firm, as well as to pre-approve all audit and non-audit services to be provided by the independent registered public accounting firm.

Compensation Committee

Our compensation committee is composed of Gerald Catenacci (Chairperson), Charles Ryan and Karol Gray.  The compensation committee reviews and approves salaries and bonuses for all officers, administers options outstanding under our stock incentive plan, provides advice and recommendations to the Board regarding directors’ compensation and carries out the responsibilities required by SEC rules.  The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance the interests and strategic goals of the Company.  As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussion regarding compensation for other executive officers.  The compensation committee does not utilize outside compensation consultants but considers other general industry information and trends if available.

Nominating Committee

Messrs. Shamash (Chairperson), Bitzer and Simon currently serve on the nominating committee.  The Board of Directors has determined that each member of the nominating committee is independent within the meaning of the director independence standards of the company, NASDAQ and the SEC.

The nominating committee is responsible for, among other things: reviewing Board composition, procedures and committees, and making recommendations on these matters to the Board of Directors; reviewing, soliciting and making recommendations to the Board of Directors and stockholders with respect to candidates for election to the Board.

Process for Identifying and Evaluating Nominees for the Board of Directors

Director Qualifications. The nominating committee has not formally established any specific, minimum qualifications that must be met by each candidate for the Board of Directors or specific qualities or skills that are necessary for one or more of the members of the Board of Directors to possess.

Identifying Nominees. The nominating committee has two primary methods for identifying director candidates (other than those proposed by our stockholders, as discussed below). First, on a periodic basis, the nominating committee will solicit ideas for possible candidates from a number of sources, including members of the Board of Directors, our executive officers and individuals personally known to the members of the Board of Directors. Second, the nominating committee is authorized to use its authority under its charter to retain at the company’s expense one or more search firms to identify candidates (and to approve such firms’ fees and other retention terms).

Stockholder Candidates. The nominating committee will consider candidates for nomination as a director submitted by stockholders. Although the nominating committee does not have a separate policy that addresses the consideration of director candidates recommended by stockholders, the Board of Directors does not believe that such a separate policy is necessary because our bylaws permit stockholders to nominate candidates and one of the duties set forth in the nominating committee charter is to consider director candidates submitted by stockholders in accordance with our bylaws. The nominating committee will evaluate individuals recommended by stockholders for nomination as directors according to the criteria discussed above and in accordance with our bylaws and the procedures described under “Stockholder Proposals and Nominations” below.

Review of Director Nominees. The nominating committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by our directors, executive officers, third-party search firms or other sources. In evaluating proposed director candidates, the nominating committee may consider, in addition to any minimum qualifications and other criteria for Board of Directors membership approved by the Board of Directors from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, the proposed director candidate’s understanding of the company’s business and industry on a technical level, his or her judgment and skills, his or her depth and breadth of professional experience or other background characteristics, his or her independence, his or her willingness to devote the time and effort necessary to be an effective board member, and the needs of the Board of Directors. We do not have a formal policy with regard to the consideration of diversity in identifying director nominees. However, the Board of Directors believes that it is essential that its members represent diverse viewpoints, with a broad array of experiences, professions, skills, geographic representation and backgrounds that, when considered as a group, provide a sufficient mix of perspectives to allow the Board of Directors to best fulfill its responsibilities to the long-term interests of our stockholders. The nominating committee considers at least annually, and recommends to the Board of Directors suggested changes to, if any, the size, composition, organization and governance of the Board of Directors and its committees.

Stockholder Proposals and Nominations.  In order for a stockholder to nominate a person for election as a director at the 2013 annual meeting of stockholders, you must provide written notice to Applied DNA Sciences, Inc., 25 Health Sciences Drive, Suite 215, Stony Brook, New York 11790, c/o Corporate Secretary.  The Corporate Secretary must receive this notice within the time period specified in proxy statement for the 2012 annual meeting of stockholders.  The notice of a proposed director nomination must provide information and documentation as required in our bylaws which, in general, require that the notice of a director nomination include the information about the nominee that would be required to be disclosed in the solicitation of proxies for the election of a director under federal securities laws; the nominee’s written consent to be named in the proxy statement as a nominee and to serve as a director if elected; a description of any transaction or arrangement during the last three years between the stockholder making the nomination and the nominee in which the nominee had a direct or indirect material interest; and a completed and signed questionnaire, representation and agreement. A copy of the bylaw requirements will be provided upon request to the Corporate Secretary at the address above.

Stockholder Communications with the Board

Stockholders and other interested parties may make their concerns known confidentially to the Board of Directors or the independent directors by submitting a communication in an envelope addressed to the “Board of Directors,” a specifically named independent director or the “Independent Directors” as a group, in care of the Secretary.  All such communications will be conveyed, as applicable, to the full Board of Directors, the specified independent director or the independent directors as a group.

Code of Ethics

Our Board of Directors adopted a “code of ethics” as defined by regulations promulgated under the Securities Act and the Exchange Act that applies to all of our employees, officers and directors, including those officers responsible for financial reporting.  The code of ethics is designed to codify the ethical standards that we believe are reasonably designed to deter wrong-doing.

We have established procedures to ensure that suspected violations of the code may be reported anonymously.  A current copy of our code of ethics is available on our website at http://www.adnas.com/investors.  A copy may also be obtained, free of charge, from us upon a request directed to Applied DNA Sciences, Inc., 25 Health Sciences Drive, Suite 215, Stony Brook, New York 11790, c/o Investor Relations.  We intend to disclose any amendments to or waivers of a provision of the code of ethics granted to directors and officers by posting such information on our website available at www.adnas.com and/or in our public filings with the SEC.

Compliance with Section 16(A) of the Exchange Act

Since our common stock is registered under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation of our principal executive officer and our two other executive officers for the fiscal years ended September 30, 2011 and 2010.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards ($) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Total ($) (j)
James A. Hayward Chairman, President and Chief Executive Officer	2011	65,410	877,500	2,686,107	—	3,214,247
	2010	58,000	—	1,326,262	—	1,384,262

Kurt H. Jensen Chief Financial Officer	2011	196,554	—	600,238	—	796,792
	2010	140,796	—	778,716	—	919,512

Ming-Hwa Liang Chief Technology Officer and Secretary	2011	135,234	—	—	—	135,234
	2010	126,110	—	869,974	—	996,084

(1)
The amounts in column (f) represent the grant date fair value under ASC 718-10 based on the average of the bid and asked prices of our common stock on the grant date.  On July 11, 2011, our Board of Directors granted 40,000,000 nonstatutory stock options under the 2005 Incentive Stock Plan to Dr. James A. Hayward, our Chairman, President and Chief Executive Officer.  The option granted to Dr. Hayward vested 25% on the grant date and shall vest 37.5% on each of the next two anniversaries of the grant date, subject to Dr. Hayward’s continuous employment through the applicable vesting date, and if our revenues for any fiscal quarter beginning after the date hereof are at least $1 million more than our revenues for the immediately preceding fiscal quarter, then vesting of the next 37.5% installment will accelerate (such that, if the $1 million increase is met in at least two quarters before the second anniversary of the option grant date, all of the options will have become fully vested as of the end of the second quarter for which the $1 million increase is met). Notwithstanding the foregoing, exercisability of the option is further conditioned upon shareholder approval (at the next annual meeting of shareholders) of the Board’s amendment increasing the number of shares of Company common stock available for issuance under the Company’s 2005 Incentive Stock Plan from 100 million shares to 350 million shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000 shares, and if the amendment is not so approved, the option shall expire. On August 12, 2011, our Board of Directors extended the expiration date of the 6,400,000 options to Dr. Hayward and 500,000 options to Mr. Jensen, originally issued on September 1, 2006 for an additional 5 years.  The full fair value is reflected above.  On July 11, 2011, our Board of Directors granted 10,000,000 nonstatutory stock options under the 2005 Incentive Stock Plan to Mr. Jensen. The options granted to Mr. Jensen vested 25% on the grant date and shall vest 37.5% on each of the next two anniversaries of the grant date, subject to Mr. Jensen’s continuous employment through the applicable vesting date, and if our revenues for any fiscal quarter beginning after the date hereof are at least $1 million more than our revenues for the immediately preceding fiscal quarter, then vesting of the next 37.5% installment will accelerate (such that, if the $1 million increase is met in at least two quarters before the second anniversary of the option grant date, all of the options will have become fully vested as of the end of the second quarter for which the $1 million increase is met).

(2)
On August 12, 2011, our Board of Directors extended the expiration of the 6,400,000 options to Dr. Hayward and 500,000 options to Mr. Jensen, 250,000 options to Sanford Simon, 250,000 to Yacov Shamash and 1,000,000 to key employees, originally issued on September 1, 2006 for an additional 5 years.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2011 held by the Named Executive Officers.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (1)	Option Expiration Date (1)
James A. Hayward	6,400,000	(1)	0	$0.09	9/1/2016
	17,000,000	(2)	0	$0.05	5/27/2015
	5,000,000	(3)	5,000,000	0.06	7/1/2015
	10,000,000	(4)	30,000,000	0.0585	7/11/2018
Kurt H. Jensen	500,000	(1)	0	0.09	9/01/2016
	5,000,000	(2)	0	0.05	5/27/2015
	5,000,000	(3)	5,000,000	0.06	7/1/2015
	2,500,000	(5)	7,500,000	0.0585	7/11/2018
Ming-Hwa Liang	7,000,000	(2)	0	0.05	5/27/2015
	5,000,000	(3)	5,000,000	0.06	7/1/2015

(1)	On August 12, 2011, our Board of Directors extended the expiration of the 2006 options for an additional 5 years

(2)
On May 27, 2010, our named executive officers elected to forfeit certain stock options to purchase up to 29 million shares of our common stock at an exercise price of $0.11 that were previously granted to them under the  2005 Incentive Stock Plan.  In lieu of the forfeited options, our Board of Directors granted new stock options to such named executive officers to purchase up to 29 million shares of our common stock at an exercise price of $0.05 under the 2005 Stock Incentive Plan which are fully vested and became exercisable on June 29, 2010 following approval by our stockholders to amend our certificate of incorporation to increase our authorized shares of common stock.

(3)
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

(4)
On July 11, 2011, our Board of Directors granted nonstatutory stock options under the 2005 Incentive Stock Plan to Dr. James A. Hayward, our Chairman, President and Chief Executive Officer. The option granted to Dr. Hayward vested 25% on the grant date and shall vest 37.5% on each of the next two anniversaries of the grant date, subject to Dr. Hayward’s continuous employment through the applicable vesting date, and if our revenues for any fiscal quarter beginning after the date hereof are at least $1 million more than our revenues for the immediately preceding fiscal quarter, then vesting of the next 37.5% installment will accelerate (such that, if the $1 million increase is met in at least two quarters before the second anniversary of the option grant date, all of the options will have become fully vested as of the end of the second quarter for which the $1 million increase is met). Notwithstanding the foregoing, exercisability of the option is further conditioned upon shareholder approval (at the next annual meeting of shareholders) of the Board’s amendment increasing the number of shares of Company common stock available for issuance under the Company’s 2005 Incentive Stock Plan from 100 million shares to 350 million shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000 shares, and if the amendment is not so approved, the option shall expire.

(5)
On July 11, 2011, our Board of Directors granted nonstatutory stock options under the 2005 Incentive Stock Plan to Mr. Jensen, our Chief Financial Officer. The options granted to Mr. Jensen vested 25% on the grant date and shall vest 37.5% on each of the next two anniversaries of the grant date, subject to Mr. Jensen’s continuous employment through the applicable vesting date, and if our revenues for any fiscal quarter beginning after the date hereof are at least $1 million more than our revenues for the immediately preceding fiscal quarter, then vesting of the next 37.5% installment will accelerate (such that, if the $1 million increase is met in at least two quarters before the second anniversary of the option grant date, all of the options will have become fully vested as of the end of the second quarter for which the $1 million increase is met).

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Contribution Plans

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans maintained by us.

Deferred Compensation

None of our named executive officers participates in or has account balances in deferred compensation plans or arrangements.

Employment Agreements

Employment Agreement with Dr. James A. Hayward

We entered into an employment agreement dated July 11, 2011, with Dr. James A. Hayward, our Chairman, President and Chief Executive Officer. The agreement provides that Dr. Hayward will be the Chief Executive Officer of the Company, and will continue to serve on the Board of Directors.  The term of employment will be from July 1, 2011 through June 30, 2014 with automatic one-year renewals subject to ninety days’ prior notice of non-renewal by either party.  Dr. Hayward will receive an initial annual salary of $225,000, subject to annual review.  Dr. Hayward’s annual salary would be increased to $350,000 per annum after the first quarter in which our revenues exceed $1 million.  The Board of Directors, acting in its discretion, may grant annual bonuses to Dr. Hayward.  Dr. Hayward will be eligible for a special cash bonus of up to $750,000, 40% of which would be payable if and when annual revenue reaches $6 million and 10% of which would be payable for each $2 million of annual revenue in excess of $6 million. Dr. Hayward will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to our other employees.

Dr. Hayward was granted options to purchase 40 million shares of our common stock at an exercise price per share equal to the average of the bid and asked prices of our common stock on the Over The Counter (OTC) Bulletin Board on the date of grant.  The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Dr. Hayward’s continuous employment.  If our revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated.  Exercisability of options will be conditioned upon stockholder approval of an amendment of our 2005 Incentive Stock Plan made by the Board of Directors increasing the aggregate and individual limits on the shares of our common stock issuable under the Plan.  The Company also granted 15 million shares of our common stock to Dr. Hayward.

The agreement with Dr. Hayward also provides that if he is terminated before the end of the initial or a renewal term by the Company without cause or by Dr. Hayward for good reason, then, in addition to previously earned and unpaid salary, bonus and benefits, and subject to the delivery of a general release and continuing compliance with restrictive covenants, Dr. Hayward will be entitled to receive a pro rata portion of the annual bonus he would have received if employment had continued through the end of the year of termination; salary continuation payments for two years following termination equal to the greater of (i) three times base salary or (ii) two times base salary plus bonus; Company-paid COBRA continuation coverage; continuing life insurance benefits (if any) for two years; and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term).  If termination of employment as described above occurs within six months before or two years after a change in control of the Company, then, in addition to the above payments and benefits, all of Dr. Hayward’s outstanding options and other equity incentive awards will become fully vested and Dr. Hayward will receive a lump sum payment of the amounts that would otherwise be paid as salary continuation.  In general, a change in control will include a 30% or more change in ownership of the Company.

Upon termination due to death or disability, Dr. Hayward will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause (as described in the preceding paragraph), other than salary continuation payments.

Employment Agreement with Kurt H. Jensen

We entered into an employment agreement dated July 11, 2011 with Kurt H. Jensen, our Chief Financial Officer. The agreement provides that Mr. Jensen will be the Chief Financial Officer, Executive Vice President or Chief Operating Officer of the Company, with changes in title and duties as determined from time to time by the Chief Executive Officer.  The term of employment will be from July 1, 2011 through June 30, 2014 with automatic one-year renewals subject to ninety days’ prior notice of non-renewal by either party.  Mr. Jensen will receive an initial annual salary of $225,000, subject to annual review.  Mr. Jensen’s annual salary would be increased to $250,000 per annum after the first quarter in which our revenues exceed $1 million.  The Board of Directors, acting in its discretion, may grant annual bonuses to Mr. Jensen.  In addition, Mr. Jensen will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to our other employees.

Mr. Jensen was granted options to purchase 10 million shares of our common stock at an exercise price per share equal to the average of the bid and asked prices of our common stock on the Over The Counter (OTC) Bulletin Board on the date of grant.  The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Mr. Jensen’s continuous employment.  If our revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated.

The agreement with  Mr. Jensen also provides that if he is terminated before the end of the initial or a renewal term by us without cause or by Mr. Jensen for good reason, then, in addition to previously earned and unpaid salary, bonus and benefits, and subject to the delivery of a general release and continuing compliance with restrictive covenants, Mr. Jensen will be entitled to receive a pro rata portion of the annual bonus he would have received if employment had continued through the end of the year of termination; salary continuation payments for 18 months following termination of his salary plus bonus; Company-paid COBRA continuation coverage for 18 months; and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term).  If termination of employment as described above occurs within six months before or one year after a change in control of the Company, then, in addition to the above payments and benefits, all of Mr. Jensen’s outstanding options and other equity incentive awards will become fully vested and Mr. Jensen will receive a lump sum payment of the amounts that would otherwise be paid as salary continuation.  In general, change in control will include a 30% or more change in ownership of the Company.

Upon termination due to death or disability, Mr. Jensen will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause (as described in the preceding paragraph), other than salary continuation payments, and except that Company-paid COBRA coverage will continue for one year.

Payment of Post-Termination Compensation

We have change-in-control agreements with two of our executive officers, and we are obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.  For additional information, see “Employment Agreements” above.

Director Compensation Fiscal 2011

We currently have no policy in effect for providing compensation to our non-employee directors for their services on our Board of Directors.  During the fiscal year ended September 30, 2011, we did not provide any cash compensation to our non-employee directors for their service on our Board of Directors.  In addition, except as noted below, during the fiscal year ended September 30, 2011, we did not provide any equity compensation to our non-employee directors for their service on our Board of Directors.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)(1)
Sanford R. Simon	—	—	250,000	—	16,202
Yacov Shamash	—	—	250,000	—	16,202
John Bitzer, III	—	—	—	—	—
Gerald Catenacci	—	—	—	—	—
Karol Gray	—	—	—	—	—
Charles Ryan	—	—	—	—	—

(1)
Compensation recognized solely in connection with the extension of certain outstanding vested stock options.  Both the stock options were granted on September 1, 2006 at an exercise price of $0.09 per share, and would have expired on September 1, 2011.  The expiration dates of the stock options were extended for an additional five years until September 1, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of December 8, 2011, (i) by each person who is known to us to beneficially own more than 5% of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors, and (iii) by all officers and directors as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 25 Health Sciences Drive, Suite 215, Stony Brook, New York 11790.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)(2)		PERCENTAGE OF CLASS (3)

Executive Officers and Directors:
James A. Hayward	Common Stock	145,022,314	(4)	25.0%
Yacov Shamash	Common Stock	1,226,125	(5)	*
John Bitzer, III (11)	Common Stock	62,690,277	(6)	11.9%
Gerald Catenacci (12)	Common Stock	42,105,263		8.2%
Karol Gray	Common Stock	0		*
Charles Ryan	Common Stock	0		*
Kurt Jensen	Common Stock	13,080,000	(7)	2.0%
Ben Liang	Common Stock	12,403,359	(8)	1.9%
Sanford R. Simon	Common Stock	908,700	(9)	*
All directors and officers as a group (9 persons)	Common Stock	277,436,038	(10)	44.6%

5% Stockholders:
Delabarta, Inc., (11)	Common Stock	62,690,277	(6)	11.9%
Neustrada Capital LLC (12)	Common Stock	42,105,263		8.2%

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

(2)
Does not include unvested shares subject to options granted on July 1, 2010 pursuant to the 2005 Incentive Stock Plan, which vested with respect to 25% of the underlying shares on the date of grant and vest with respect to the remaining shares ratably on each anniversary thereafter until fully vested on the third anniversary of the date of grant, including 5,000,000 to James A. Hayward, 5,000,000 to Kurt H. Jensen and 5,000,000 to Ben Liang. Does not include 7,500,000 unvested shares subject to options granted on July 11, 2011 to Kurt H. Jensen. The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Mr. Jensen’s continuous employment.  If our revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated. Does not include 30,000,000 unvested shares subject to options granted on July 11, 2011 to James A. Hayward. The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date. If our revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated. Exercisability of this option will be conditioned upon stockholder approval of an amendment of our 2005 Incentive Stock Plan made by the Board of Directors increasing the aggregate and individual limits on the shares of our common stock issuable under the Plan. Does not include 954,000 unvested shares subject to five-year options granted on November 30, 2011 to each of our non-employee directors. These option will vest in full on the first anniversary on the date of grant. Exercisability of these options will be conditioned upon stockholder approval of an amendment of our 2005 Incentive Stock Plan made by the Board of Directors increasing the aggregate and individual limits on the shares of our common stock issuable under the Plan.

(3)	Based upon 513,233,108 shares of common stock outstanding as of December 8, 2011.

(4)	Includes 41,400,000 shares underlying currently exercisable options and warrants and 25,135,473 shares underlying convertible notes.

(5)	Includes 750,000 shares underlying a currently exercisable warrant and 476,125 shares underlying a fully vested stock option.

(6)	Includes 14,921,324 shares underlying a convertible note.

(7)	Includes 40,000 shares held by spouse and 13,000,000 shares underlying currently exercisable options.

(8)	Includes 275,392 shares held by spouse and 12,000,000 shares underlying currently exercisable options.

(9)	Includes 750,000 shares underlying a currently exercisable warrant and 158,700 shares underlying a fully vested stock option.

(10)	Includes 67,930,000 shares underlying currently exercisable options and warrants and 40,056,797 shares underlying convertible notes.

(11)
The address of the principal business office for the stockholder is 1000 Gamma Drive, Suite 500, Pittsburgh, PA 15238.  John Bitzer, III, one of our directors is President and Chief Executive Officer of the stockholder. Mr. Bitzer disclaims beneficial ownership of the shares held by the stockholder, except to the extent of his pecuniary interest therein.

(12)
The address of the principal business office for the stockholder is 767 Third Avenue, 6th floor, New York, NY 10017.  Gerald Catenacci, one of our directors is President and Chief Executive Officer of the stockholder. Mr. Catenacci disclaims beneficial ownership of the shares held by the stockholder, except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

2002 Professional/Employee/Consultant Compensation Plan

In November of 2002, we created a special compensation plan to pay the founders, consultants and professionals that had been contributing valuable services to us during the previous nine months.  This plan, under which 2,000,000 shares of our common stock were reserved for issuance, is called the Professional/Employee/ Consultant Compensation Plan (the “Compensation Plan”).  Share and option issuances from the Compensation Plan were to be staggered over the following six to eight months, and consultants that were to continue providing services thereafter either became employees or received renewed contracts from us in July of 2003, which contracts contained a more traditional cash compensation component.  Each qualified and eligible recipient of shares and/or options under the Compensation Plan received securities in lieu of cash payment for services. Each recipient agreed, in his or her respective consulting contract with us, to sell a limited number of shares monthly.  In December of 2004, we adjusted the exercise price of options under the Compensation Plan to $0.60 per share.  As of September 30, 2011, a total of 1,440,000 shares have been issued from, and options to purchase 560,000 shares have been issued under the Compensation Plan, and options to purchase 264,000 shares have been exercised as of that date.

2005 Incentive Stock Plan

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding common stock of the Company approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder. On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding common stock of the Company approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of common stock. On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.  A proposal to increase the total number of shares issuable pursuant to the 2005 Incentive Stock Plan from 100,000,000 to 350,000,000 and the number of shares of common stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000 was adopted by our Board of Directors and will be voted on by our stockholders at the 2012 annual meeting of stockholders.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of September 30, 2011, a total of 9,675,000 shares have been issued and options to purchase 120,650,000 shares have been granted under the 2005 Incentive Stock Plan, however 40,000,000 options granted to Dr. Hayward are conditioned upon shareholder approval (at the next annual meeting of shareholders) of the Board’s amendment increasing the number of shares of Company common stock available for issuance under the Company’s 2005 Incentive Stock Plan from 100 million shares to 350 million shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000 shares, and if the amendment is not so approved, this option shall expire.

The Board of Directors, in their discretion, may award stock and stock options to executive officers and key employees as part of their compensation for employment or for retention purposes.

    The following table sets forth certain information regarding our compensation plans as of September 30, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 2005 Incentive Stock Plan (1)	80,650,000	$0.06	9,675,000
Equity compensation plans not approved by security holders	—	$—	—
Total	80,650,000	$0.06	9,675,000

(1)
Does not include an option to buy 40,000,000 shares of common stock.  The option is subject to the requisite approval of the stockholders of the Company of an amendment to the Company’s 2005 Incentive Stock Plan increasing the number of shares authorized for issuance to 350,000,000 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

James A. Hayward

   During the fiscal years ended September 30, 2011 and 2010, Dr. James A. Hayward, our President, Chairman and Chief Executive Officer provided $750,000 and $725,000, respectively, in new loans to and investments in the company.

   Fiscal year ended September 30, 2011.  Dr. Hayward participated as an investor in a private placement of our common stock on July 15, 2011, described in our Current Report on Form 8-K filed with the SEC on July 15, 2011 (the “Private Placement”), in which he acquired 10,526,316 shares of common stock using $500,000 recently advanced to the Company.  We also issued Dr. Hayward a one-year note convertible into common stock at $.0585 bearing interest at a rate of 4% per annum in the principal amount of $250,000.

   Fiscal year ended September 30, 2010.  On July 15, 2010, we cancelled a $675,000 principal amount promissory note previously issued to Dr. Hayward on June 4, 2010, and, in lieu thereof, issued to Dr. Hayward a $450,000 principal amount senior secured convertible note bearing interest at the rate of 10% per annum (“First July Note”) and a $225,000 principal amount promissory note bearing interest at a rate of 10% per annum (“Second July Note”).

    The First July Note was convertible, in whole or in part, at any time, at the option of the noteholder, into either (A) such number of shares of our common stock, determined by dividing (i) the principal amount of the note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $0.04405, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing.  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after July 15, 2010 and prior to the earlier of (i) a Qualified Financing or (ii) July 15, 2011.  On January 7, 2011, the maturity date of the First July Note was extended to the later of (i) the maturity date of the Note or (ii) the maturity date of any other notes to be issued in connection with a financing of up to $3,000,000 aggregate principal amount of senior secured convertible notes by the company by January 31, 2011.

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

    The foregoing transactions with Dr. Hayward were made on substantially similar terms as transactions with third party investors in our securities during the fiscal years ended September 30, 2011 and 2010.

Delabarta, Inc. / John Bitzer, III

    John Bitzer, III, one of our directors, is President and Chief Executive Officer of ABARTA, Inc., a private, fourth-generation family holding-company, which owns Delabarta, Inc.  Prior to Mr. Bitzer joining our Board of Directors, Delabarta, Inc. participated as an investor in the Private Placement and acquired 21,052,632 shares of common stock for a purchase price of $1,000,000.  In connection with the Private Placement, we agreed to use best efforts to nominate Mr. Bitzer to the Board and elect him as director within 30 days of the closing of the Private Placement and to nominate and include Mr. Bitzer on the slate of nominees for the Board of Directors for election by stockholders at the annual meetings of stockholders for so long as Delabarta, Inc. owns at least 2% of the outstanding shares of common stock.

    On November 30, 2010, the company issued and sold a $750,000 principal amount senior secured convertible note bearing interest at a rate of 10% per annum to Delabarta, Inc., the terms of which are described in our Current Report on Form 8-K filed with the SEC on December 3, 2010.  On January 7, 2010, the company issued and sold a $750,000 principal amount senior secured convertible note bearing interest at a rate of 10% per annum to Delabarta, Inc., the terms of which are described in our Current Report on Form 8-K filed with the SEC on January 13, 2011.

Neustrada/ Gerald Catenacci

    Gerald Catenacci, one of our directors, is the Founder and President of Neustrada Capital, LLC, a private investment fund (“Neustrada”).  Prior to Mr. Catenacci joining our Board of Directors, Neustrada participated as an investor in the Private Placement and acquired 42,105,263 shares of common stock for a purchase price of $2,000,000.  In connection with the Private Placement, we agreed to use best efforts to nominate Mr. Catenacci to the Board and elect him as director within 30 days of the closing of the Private Placement and to nominate and include Mr. Catenacci on the slate of nominees for the Board of Directors for election by stockholders at the annual meetings of stockholders for so long as Neustrada owns at least 2% of the outstanding shares of common stock.

Policy and Procedure for Approval of Related Person Transactions

    We have a formal policy that requires all related party transactions, which includes transactions with directors, officers and holders of five percent or more of our voting securities and any member of the immediate family of and any entity affiliated with any of the foregoing persons, to be approved by our audit committee.  In approving or rejecting any such proposal, our audit committee will consider the relevant facts and circumstances available and deemed relevant to the committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

    Our Board of Directors currently consists of seven members: James A. Hayward, Yacov Shamash, Sanford R. Simon, John Bitzer, III, Gerald Catenacci, Karol Gray and Charles Ryan.  Messrs. Bitzer, Catenacci and Ryan and Ms. Gray were elected to the Board on August 10, 2011.  Although our securities are not currently listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent, the Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2011, each of our directors other than Dr. Hayward are “independent” as defined by the listing standards of the Nasdaq Stock Market, constituting a majority of independent directors of our Board of Directors as required by the rules of the Nasdaq Stock Market.  The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during fiscal years ended September 30, 2011 and 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Fiscal year ended	Fiscal year ended
	September 30, 2011	September 30, 2010

(i) Audit Fees	$73,000	$73,000
(ii) Audit Related Fees	—	—
(iii) Tax Fees	7,000	20,000
(iv) All Other Fees	—	—
Total Fees	$80,000	$93,000

Audit Fees -- Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees -- Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services consist of responding to SEC comments in connection with our filings with the SEC and the review of and consent to registration statements. There were no audit related fees billed in fiscal 2011 or 2010.

Tax Fees -- Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees -- Consists of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2011 or 2010.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

    The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to our audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) We have filed the following documents as part of this Form 10-K :

1. Consolidated Financial Statements

Our consolidated financial statements at September 30, 2011 and 2010, and for the years ended September 30, 2011 and 2010, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DNA SCIENCES, INC.

Date: December 8, 2011	/s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors and Director	December 8, 2011
James A. Hayward

/s/ KURT H. JENSEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 8, 2011
Kurt H. Jensen

/s/ JOHN BITZER, III	Director	December 8, 2011
John Bitzer, III

/s/ GERALD CATENACCI	Director	December 8, 2011
Gerald Catenacci

/s/ KAROL GRAY	Director	December 8, 2011
Karol Gray

/s/ CHARLES RYAN	Director	December 8, 2011
Charles Ryan

/s/ YACOV SHAMASH	Director	December 8, 2011
Yacov Shamash

/s/ SANFORD R. SIMON	Director	December 8, 2011
Sanford R. Simon

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K . References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

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

10.5#
Supply and Distribution Agreement, dated September 16, 2009 by and between Applied DNA Sciences, Inc. and Printcolor Screen Ltd., filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 23, 2009

10.6#*
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

10.27
Agreement, dated August 11, 2008, by and between Huddersfield and Textile Training Company, Limited and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10 K/A filed with the Commission on July 25, 2011.

10.28*	Form of Subscription Agreement, dated July 15, 2011, by and among Applied DNA Sciences, Inc. and the investors named on the signature pages thereto.

10.29*	Form of Warrant, dated July 15, 2011, issued to the investors named on the signature pages thereto.

10.30#*	Joint Development Agreement, dated June 30, 2011, between C.F. Martin & Co., Inc. and Applied DNA Sciences, Inc.

10.31#*	Agreement, dated July 7, 2011, between Disc Graphics and Applied DNA Sciences, Inc.

10.32†*	Employment Agreement, dated July 11, 2011, between James A. Hayward and Applied DNA Sciences, Inc.

10.33†*	Employment Agreement, dated July 11, 2011, between Kurt H. Jensen and Applied DNA Sciences, Inc.

10.34
Subcontract, dated June 2, 2011, between Logistics Management Institute and Applied DNA Sciences, Inc. filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on August 10, 2011.

23.1*	Consent of RBSM LLP.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2*	Certifications of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Extension Labels Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Applied DNA Sciences, Inc.
Stony Brook, New York

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2011 and 2010 and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied DNA Sciences, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note K to the accompanying consolidated financial statements, the Company has suffered recurring losses and does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note K. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
December 8, 2011

APPLIED DNA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,747,294	$17,618
Accounts receivable	208,587	63,029
Prepaid expenses	76,290	161,456
Total current assets	3,032,171	242,103

Property, plant and equipment-net of accumulated depreciation of $210,862 and $207,097 respectively	89,108	3,765

Other assets:
Deposits	23,458	8,322
Capitalized finance costs-net of accumulated amortization of $1,806,261 and $947,276, respectively	85,975	522,489

Intangible assets:

Patients, net of accumulated amortization of $34,257 (Note B)	-	-
Intellectual property, net of accumulated amortization and write off of $9,158,056 and $8,794,265, respectively (Note B)	272,844	636,635

Total Assets	$3,503,556	$1,413,314

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$768,061	$967,550

Advances from Officers (Note E)	-	50,000
Convertible notes payable, net of unamortized discount of $541,120 and $545,920, (Note D)	3,730,880	1,774,080
Total current liabilities	4,498,941	2,791,630

Long term debt:

Convertible note payable-related party, net of unamortized discount of $5,286	-	219,714

Commitments and contingencies (Note H)

Deficiency in Stockholders’ Equity- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2011 and September 30, 2010	-	-
Common stock, par value $0.001 per share; 800,000,000 shares authorized; 473,325,859 and 346,366,244 issued and outstanding as of September 30, 2011 and 2010, respectively	473,326	346,366
Additional paid in capital	160,387,716	149,396,907
Accumulated deficit	(161,856,427)	(151,341,303)
Total deficiency in stockholders’ equity	(995,385)	(1,598,030)

Total Liabilities and Deficiency in Stockholders’ Equity	$3,503,556	$1,413,314

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010

Revenue	$968,848	$519,844

Operating expenses:
Selling, general and administrative	8,388,873	7,189,020
Research and development	268,876	75,961
Depreciation and amortization	367,556	371,914

Total operating expenses	9,025,305	7,636,895

NET LOSS FROM OPERATIONS	(8,056,457)	(7,117,051)

Interest expense, net	(2,458,667)	(792,549)

Net loss before provision for income taxes	(10,515,124)	(7,909,600)

Income taxes (benefit)	-	-

NET LOSS	$(10,515,124)	$(7,909,600)

Net loss per share-basic and fully diluted	$(0.03)	$(0.03)

Weighted average shares outstanding-
Basic and fully diluted	376,833,809	300,352,913

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
TWO YEARS ENDED SEPTEMBER 30, 2011

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2009	-	$-	275,204,070	$275,204	$141,409,667	$(143,431,703)	$(1,746,832)
Equity based compensation	-	-	-	-	1,250,950	-	1,250,950
Fair value of vested options issued to directors, officers and employees	-	-	-	-	2,545,305	-	2,545,305
Fair value of vested warrants issued for service	-	-	-	-	288,314	-	288,314
Beneficial conversion feature relating to convertible debentures	-	-	-	-	744,147	-	744,147
Common stock issued in settlement of convertible debentures	-	-	56,099,888	56,100	2,975,749	-	3,031,849
Common stock issued in exchange for consulting services	-	-	15,297,286	15,297	182,540	-	197,837
Cancellation of shares held in treasury	-	-	(235,000)	(235)	235	-	-
Net loss	-	-	-	-	-	(7,909,600)	(7,909,600)
Balance, September 30, 2010	-	-	346,366,244	346,366	149,396,907	(151,341,303)	(1,598,030)
Equity based compensation	-	-	-	-	502,082	-	502,082
Fair value of vested options issued to directors, officers and employees	-	-	-	-	1,485,068	-	1,485,068
Fair value of vested warrants issued for services	-	-	-	-	217,971	-	217,971
Common stock issued in settlement of convertible debentures	-	-	5,807,643	5,808	404,189	-	409,997
Common stock issued in exchange for consulting services	-	-	888,813	889	64,111	-	65,000
Sale of common stock	-	-	105,263,159	105,263	4,629,737	-	4,735,000
Common stock issued as officer compensation	-	-	15,000,000	15,000	862,500	-	877,500
Change in fair value of extended vested options	-	-	-	-	738,810	-	738,810
Beneficial conversion feature relating to convertible debentures	-	-	-	-	2,086,341	-	2,086,341
Net loss	-	-	-	-	-	(10,515,124)	(10,515,124)
Balance, September 30, 2011	-	$-	473,325,859	$473,326	$160,387,716	$(161,856,426)	$(995,385)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(10,515,124)	$(7,909,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367,556	371,914
Fair value of vested options issued to officers, directors and employees	1,485,068	2,545,305
Amortization of capitalized financing costs	858,985	331,665
Amortization of debt discount attributable to convertible debentures	2,096,427	512,530
Equity based compensation	1,444,583	1,250,951
Common stock issued in settlement of interest	36,997	195,794
Fair value change from employee option modifications	738,810	-
Change in assets and liabilities:
Increase in accounts receivable	(145,558)	(15,727)
Decrease in prepaid expenses and deposits	70,030	31,865
(Decrease) increase in accounts payable and accrued liabilities	(199,490)	230,114
Net cash used in operating activities	(3,761,716)	(2,455,189)

Cash flows from investing activities:
Purchase of property and equipment	(89,108)	-
Net cash used in investing activities	(89,108)	-

Cash flows from financing activities:
Net proceeds from (repayments of) related party advances	(50,000)	50,000
Net proceeds from sale of common stock	4,735,000	-
Net proceeds from issuance of convertible notes	1,895,500	2,209,500
Net cash provided by financing activities	6,580,500	2,259,500

Net increase (decrease) in cash and cash equivalents	2,729,676	(195,689)
Cash and cash equivalents at beginning of year	17,618	213,307
Cash and cash equivalents at end of year	$2,747,294	$17,618

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for taxes	$-	$-

Non-cash transactions:
Fair value of warrants issued for financing costs	$217,971	$-
Common stock issued in exchange for previously incurred debt	$409,997	$3,031,849

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited. Significant inter-company transactions have been eliminated in consolidation.

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

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2011 and 2010, the Company did not record any deferred revenue for the respective periods.

 Cash Equivalents

For the purpose of the accompanying condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At September 30, 2011 and 2010, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At September 30, 2011 and 2010, property and equipment consist of:

	September 30, 2011	September 30, 2010
Computer equipment	$33,464	$27,404
Lab equipment	146,101	77,473
Furniture	120,405	105,985
Total	299,970	210,862
Accumulated depreciation	210,862	207,097
Net	$89,108	$3,765

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
SEPTEMBER 30, 2011

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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the year ended September 30, 2011 and 2010, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 540,969,602 and 300,352,913 for the years ended September 30, 2011 and 2010, respectively.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Stock-based compensation expense recognized under ASC 718-10 for the year ended September 30, 2011 and 2010 was $1,485,068 and 2,545,305, respectively.

As of September 30, 2011, 120,650,000 employee stock options were outstanding with 63,900,000 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the years ended September 30, 2011 and 2010 included an aggregate of 53% and 64%, respectively, from three customers of the Company’s total revenues.  Four customers accounted for the Company’s 77% and 90% of total accounts receivable at September 30, 2011 and 2010, respectively.

 Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $268,876 and $75,961 for the years ended September 30, 2011 and 2010, respectively.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $131,938 and $50,195 as advertising costs for the years ended September 30, 2011 and 2010, respectively.

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

 NOTE B - INTANGIBLE ASSETS

The identifiable intangible assets acquired and their carrying values at September 30, 2011 and 2010 are as follows:

	September 30, 2011	September 30, 2010
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated amortization	(3,537,302)	(3,173,511)
Impairment (2006)	(5,655,011)	(5,655,011)
Net:	$272,844	$636,635
Residual value:	$0	$0

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Total amortization expense charged to operations for the years ended September 30, 2011 and 2010 were $363,791 and $363,936, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010
Accounts payable	$165,465	$721,340
Accrued consulting fees	102,500	102,500
Accrued interest payable	415,096	88,937
Accrued salaries payable	85,000	54,773
Total	$768,061	$967,550

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of September 30, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010
Secured Convertible Notes Payable dated October 14, 2009, net of unamortized debt discount of $819 (see below)	$-	$269,181
Secured Convertible Note Payable dated January 7, 2010, net of unamortized debt discount of $673 and $9,521, respectively (see below)	-	40,479
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $1,332 and $5,286, respectively (see below)	223,668	219,714
Secured Convertible Notes Payable dated July 15, 2010, net of unamortized debt discount of $26,091 and $535,580, respectively (see below)	423,909	1,464,420
Secured Convertible Notes Payable dated November 19, 2010, net of unamortized debt discount of $10,479 (see below)	339,521	-
Secured Convertible Note Payable dated November 30, 2010, net of unamortized debt discount of $45,136 (see below)	704,864	-
Secured Convertible Note Payable dated January 7, 2011, net of unamortized debt discount of $65,159 (see below)	684,841	-
Secured Convertible Notes Payable, dated July 15, 2010, modified January 7, 2011, net of unamortized debt discount of $392,923 (see below)	1,104,077
Convertible Note Payable, dated July 11, 2011	250,000
Total	3,730,880	1,993,794
Less: current portion	(3,730,880)	(1,774,080)
Long-term debt- net	$-	$219,714

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

10% Secured Convertible Promissory Notes dated October 14, 2009

On October 14, 2009, the Company issued an aggregate of $270,000 convertible promissory notes due October 14, 2010 with interest at 10% per annum due upon maturity. The notes are convertible at any time prior to maturity, at the holders’ option, into shares of our common stock at a price equal to the greater of (i) 50% of the average price of our common stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.092674218 per share, which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance. At maturity, the notes, including any accrued and unpaid interest, are automatically convertible at $0.092674218 per share. The Company has granted the note holders a security interest in all the Company’s assets.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. The Company recorded the intrinsic value of the embedded beneficial conversion feature ($21,343) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $819 and $20,524 was recorded for the years ended September 30, 2011 and 2010, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($35,103) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $9,521 and $25,582 was recorded for the years ended September 30, 2011 and 2010, respectively.

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
SEPTEMBER 30, 2011

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note.  Amortization of $3,954 and $2,166 was recorded for the years ended September 30, 2011 and 2010, respectively.

On July 15, 2010, $450,000 of the $675,000 related party convertible promissory note was converted to the same terms and conditions as described in the 10% Secured Convertible Promissory Notes dated July 15, 2010 below.

10% Senior Secured Convertible Promissory Notes dated  July 15, 2010

On July 15, 2010, the Company issued an aggregate of $2,000,000 senior secured convertible promissory notes due July 15, 2011 with interest at 10% per annum due upon maturity to “accredited investors,” as defined in regulations promulgated under the Securities Act of 1933, as amended (“Securities Act”). The notes are convertible at any time prior to maturity, at the holders’ option, into shares of our common stock (i) prior to the occurrence of Subsequent Financing at a rate of $0.04405, or (ii) after Subsequent Financing in the event the holder elects to receive conversion shares that are not Subsequent Financing securities, at a rate of $0.04405, or as of any conversion date that occurs after the closing of a Subsequent Financing at a rate of 80% of the purchase price paid by investors in the Subsequent Financing. The notes automatically convert at the earlier occurrence of (i) maturity or (ii) Qualified Financing including any accrued and unpaid interest, at a rate as described above. The Company has granted the note holders a security interest in all the Company’s assets and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

Subsequent Financing is defined as the issuance and sale by the Company or an affiliate thereof of securities that do not qualify as Qualified Financing.  Qualified Financing is defined as the issuance and sale by the Company or an affiliate thereof of equity or debt securities in a single transaction that results in gross proceeds of (before transaction fees and expenses) equal to or in excess of $10,000,000.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Amortization of $70,102 was recorded for the year ended September 30, 2011 for the remaining $450,000 senior secured convertible promissory note.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $76,494 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense. Amortization of $66,015 was recorded for the year ended September 30, 2011.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($270,078) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $224,942 was recorded for the year ended September 30, 2011.

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
SEPTEMBER 30, 2011

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($240,233) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $175,074 was recorded for the year ended September 30, 2011.

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

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $1,482,122 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the notes. The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period (one year) as interest expense.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($1,482,122) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $1,214,668 was recorded for the year ended September 30, 2011.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

During the year ended September 30, 2011, the Company issued an aggregate of 1,562,725 shares of common stock in settlement of the $53,000 of convertible notes and related interest.

4% Senior Secured Convertible Promissory Note issued on July 11, 2011

On June 11, 2011, the Company issued a $250,000 related party convertible promissory note due July 11, 2012 with interest at 4% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of our common stock at $0.0585 per share. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.0585 per share. The Company has granted the note holder a security interest in all the Company’s assets.

The embedded conversion feature present in the note equaled the fair value of the underlying common stock at the date of issuance, therefore the Company did record a beneficial conversion feature.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $0 and $50,000 advances due at September 30, 2011 and 2010, respectively.

During the years ended September 30, 2011 and 2010, the Company’s Chief Executive Officer, or entities controlled by the Company’s Chief Executive Officer, had advanced funds to the Company in the form of convertible promissory notes for working capital purposes (see Note D).  Interest expense related to these notes amounted to $24,719 and $76,891 for the years ended September 30, 2011 and 2010, respectively.

During the year ended September 30, 2010, the Company issued 41,720,685 shares of common stock in exchange for settlement of an aggregate of $1,500,000 related party convertible promissory notes and accrued interest.

The Company has consulting agreements with outside contractors, certain of whom are also company stockholders. The agreements are generally month to month.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 800,000,000 shares of common stock, with a $0.001 par value per share, as the result of a vote of stockholders conducted on June 29, 2010 which effected an increase in the authorized shares of common stock from 410,000,000 to 800,000,000. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of September 30, 2011 and 2010, there were 473,325,859 and 346,366,244 shares of common stock issued and outstanding, respectively.

Preferred and Common Stock Transactions During the Year Ended September 30, 2010:

During the year ended September 30, 2010, the Company issued an aggregate of 15,297,286 shares valued at $777,837 for current and future consulting services.

Preferred and Common Stock Transactions During the Year Ended September 30, 2011:

During the year ended September 30, 2011, the Company issued an aggregate of 888,813 shares valued at $65,000 for future consulting services.

During the year ended September 30, 2011, the Company issued 15,000,000 shares valued at $877,500 as officer compensation.

During the year ended September 30, 2011, the Company has expensed $502,082 related to stock based compensation.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s common stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	2,428,756	6.17	$0.3088	2,428,756	$0.3088
$0.03283	533,116	6.14	$0.3283	533,116	$0.3283
$0.04	9,000,000	3.92	$0.04	3,000,000	$0.04
$0.04405	3,007,946	5.79	$0.04405	3,007,946	$0.04405
$0.04750	7,578,978	6.79	$0.04750	7,578,978	$0.04750
$0.05529	1,356,484	6.28	$0.05529	1,356,484	$0.05529
$0.06	12,000,000	3.38	$0.06	7,000,000	$0.06
$0.07	200,000	0.46	$0.07	200,000	$0.07
$0.09	9,900,000	4.93	$0.09	9,900,000	$0.09
$0.10	1,500,000	1.49	$0.10	1,500,000	$0.10
$0.50	10,700,000	1.24	$0.50	10,700,000	$0.50
	58,205,280			47,205,280

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2009	64,820,500	$0.43
Granted	22,007,946	0.05
Exercised	—
Canceled or expired	(17,620,500)	(0.73)
Balance at September 30, 2010	69,207,946	$0.237
Granted	11,897,334	0.044
Exercised	—	—
Canceled or expired	(22,900,000)	(0.384)
Balance, September 30, 2011	58,205,280	$0.140

On April 29, 2010, warrants totaling 10,000,000 were issued in connection with services.  The warrants are exercisable for five years from the date of issuance at an exercise price of $0.06 per share with 25% vesting immediately, 25% on October 29, 2010, 25% on April 29, 2011 and 25% on October 29, 2011.  The fair values of the warrants vesting during the nine month period ended June 30, 2011 was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.72% and risk free rate from 1.17%.

The determined fair value of $136,988 is charged ratably to current period operations.  During the years ended September 30, 2011 and 2010, $21,709 and $115,279 was charged to operations, respectively.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The determined fair value of $174,429 is charged ratably to current period operations over one year.  During the years ended September 30, 2011 and 2010, $137,154 and $36, 497 was charged to operations, respectively.

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

The determined fair value of $113,885 is charged ratably to current period operations.  During the year ended September 30, 2011 and 2010, $85,180 and 28,705 was charged to operations, respectively.

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

The determined fair value of $120,840 is charged ratably to current period operations over one year.  During the year ended September 30, 2011, $101,989 was charged to operations.

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

The determined fair value of $97,131 is charged ratably to current period operations over one year.  During the year ended September 30, 2011, $70,653 was charged to operations.

During the month of July 2011, warrants totaling 7,578,978 were issued in connection with the sale of the Company’s common stock.  The warrants are exercisable for seven years from the date of issuance at an exercise price of $0.04750 per share.

On August 12, 2011, the Company extended the expiration date of previously issued warrants exercisable at $0.09 per share to consultants.  The warrants were extended from September 1, 2011 to September 1, 2016.  The change in fair value of the options of $194,424 was charged to current period operations and was determined using the Black-Sholes Option Pricing model with the following assumptions:  dividend yield $-0-, volatility of 162.03% and risk free rate from 0.01% to 0.32%.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On May 27, 2010, our named executive officers elected to forfeit certain stock options to purchase up to 29 million shares of our Common Stock at an exercise price of $0.11 that were previously granted to them under the  2005 Incentive Stock Plan.  In lieu of the forfeited options, our Board of Directors granted new stock options to such named executive officers to purchase up to 29 million shares of our common stock at an exercise price of $0.05 under the 2005 Stock Incentive Plan which are fully vested and became exercisable on June 29, 2010 following approval by our stockholders to amend our certificate of incorporation to increase our authorized shares of common stock.

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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of September 30, 2011, a total of 9,675,000 shares have been issued and options to purchase 120,650,000 shares have been granted under the 2005 Incentive Stock Plan. The exercisability of options to purchase 40,000,000 shares of Common Stock is conditioned upon stockholder approval at the 2012 annual stockholders meeting of an amendment to the Company’s 2005 Incentive Stock Plan increasing the aggregate limits on the shares of Common Stock issuable under the Plan from 100,000,000 to 350,000,000 and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000 shares, and if the amendment is not so approved, this option shall expire.

On July 11, 2011, our Board of Directors granted an aggregate of 50,000,000 nonstatutory stock options under the 2005 Incentive Stock Plan to key executive officers.  The options granted to the key executive officers vest as follows: 25% immediately, 37.5% on the first anniversary and 37.5% on the second anniversary with vesting acceleration dependent on defined revenue targets.  The exercisability of options to purchase 40,000,000 shares of Common Stock is conditioned upon stockholder approval at the 2012 annual stockholders meeting of an amendment to the Company’s 2005 Incentive Stock Plan increasing the aggregate limits on the shares of Common Stock issuable under the Plan from 100,000,000 to 350,000,000 and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000 shares, and if the amendment is not so approved, this option shall expire.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price		Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	3.66		$0.05	29,000,000	$0.05
$0.0585	50,000,000	6.79		0.0585	12,500,000	0.0585
$0.06	30,000,000	3.75		$0.06	15,000,000	$0.06
$0.07	2,750,000	3.55		$0.07	500,000	$0.07
$0.08	2,000,000	4.27	$		-	$-
$0.09	1,500,000	4.93		$0.09	1,500,000	$0.09
$0.11	5,400,000	1.72		$0.11	5,400,000	$0.11
	120,650,000			$0.06	63,900,000	$0.06

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2009	38,920,000	$0.11
Granted	59,000,000	0.06
Exercised	-
Cancelled or expired	(31,020,000)	(0.11)
Outstanding at September 30, 2010	66,900,000	$0.06
Granted	53,750,000	0.06
Exercised	-
Canceled or expired	-
Outstanding at September 30, 2011	120,650,000	$0.06

On December 13, 2010, the Company granted 1,500,000 options to purchase the Company’s common stock at an exercise price of $0.07 per share for five years to an employee with vesting at 25% each anniversary for the next four years.  The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 171.29% and risk free rate of 0.98%.

On January 4, 2011, the Company granted 2,000,000 options to purchase the Company’s common stock at an exercise price of $0.08 per share for five years to an employee with vesting at 25% each anniversary for the next four years.  The exercisability of options to purchase 40,000,000 shares of Common Stock is conditioned upon stockholder approval at the 2012 annual stockholders meeting of an amendment to the Company’s 2005 Incentive Stock Plan increasing the aggregate limits on the shares of Common Stock issuable under the Plan from 100,000,000 to 350,000,000 and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000 shares, and if the amendment is not so approved, this option shall expire.  The fair value of options was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.62% and risk free rate of 2.01%.

On July 11, 2011, the Company granted an aggregate of 50,000,000 options to purchase the Company’s common stock at an exercise price of $0.0585 per share for seven years to key officers with vesting  as follows: 25% immediately, 37.5% each anniversary for the next two years with vesting acceleration dependent on defined revenue targets.  The options are issuable subject to stockholder approval.   The fair value of options was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 162.37% and risk free rate of 2.22%.

On August 1, 2011, the Company granted 250,000 options to purchase the Company’s common stock at an exercise price of $0.07 per share for five years to an employee with vesting at 25% each anniversary for the next four years. The fair value of options was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 162.43% and risk free rate of 1.32%.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On August 12, 2011, the Company extended the expiry date of previously issued options exercisable at $0.09 per share to key officers.  The fully vested options were extended from September 1, 2011 to September 1, 2016.  The change in fair value of the options of $544,386 was charged to current period operations and was determined using the Black-Sholes Option Pricing model with the following assumptions:  dividend yield $-0-, volatility of 162.03% and risk free rate from 0.01% to 0.32%.

The Company recorded $1,485,068 and $2,545,305 as stock compensation expense for the years ended September 30, 2011 and 2010,  respectively.

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

At September 30, 2011, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $34,000,000, expiring in the year 2031 that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of September 30, 2011 are as follows:

Non current:
Net operating loss carryforward	$34,000,000
Valuation allowance	(34,000,000)
Net deferred tax asset	$—

NOTE I- LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	For the Year Ended	For the Year Ended
	September 30, 2011	September 30, 2010
Loss available for common shareholders	$(10,515,124)	$(7,909,600)
Basic loss per share	$(0.03)	$(0.03)
Weighted average common shares outstanding-basic	376,833,809	300,352,913
Weighted average common shares outstanding-fully diluted	376,833,809	300,352,913

During the years ended September 30, 2011 and 2010, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE J- COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under operating lease in Stony Brook, New York for its corporate use from an entity controlled by a significant former shareholder, expiring in October 2011 renewable annually thereafter. Total lease rental expenses for the years ended September 30, 2011 and 2010 were $144,118 and $93,433, respectively.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Employment and Consulting Agreements

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

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint.  Demodulation, Inc. alleges that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five are asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  The Company believes these claims are without merit.  On September 10, 2011, Alfred University filed a motion to transfer the action from the District of New Jersey to the Western District of New York; the Court has not yet decided the motion.  Pursuant to an order of the Court, once the transfer motion is decided, the Company intends to file a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  The Company intends to vigorously defend the action.

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE K - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the year ended September 30, 2011, the Company has a negative working capital of $1.5 million, incurred a net loss of $10.5 million and has a capital deficiency of $1.0 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

APPLIED DNA SCIENCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

In order to improve the Company’s liquidity, the Company’s management anticipates pursuing additional financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing.

NOTE L – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.

On October 26, 2011, the Company issued 1,497,826 shares of common stock in settlement of $50,000.00 principal amount convertible note dated July 15, 2010 and accrued interest.

On November 2, 2011, the Company issued 8,342,081 shares of common stock in settlement of $250,000.00 principal amount convertible note dated November 19, 2010 and accrued interest.

On November 19, 2011, the Company issued 3,351,021 shares of common stock in settlement of $100,000.00 principal amount convertible note dated November 19, 2010 and accrued interest.

On November 30, 2011, the Company issued 26,716,321 shares of common stock in settlement of $750,000.00 principal amount convertible note dated November 30, 2010 and accrued interest.

On November 30, 2011, the Board of Directors granted each of the Company’s six non-employee directors a 5 year stock option to purchase 954,000 shares of the Company's Common Stock at $0.068 per share and with a fair value of $60,000 determined using the Black-Scholes Option Pricing Model.  The stock options will be fully vested on the first anniversary of the date of grant. Exercisability of the options is conditioned upon stockholder approval of an amendment to the Company’s 2005 Incentive Stock Plan increasing the aggregate limits on the shares of Common Stock issuable under the Plan from 100,000,000 to 350,000,000 at the 2012 annual stockholders meeting.

On December 6, 2011, the Board of Directors granted one of the Company’s six non-employee directors a fully vested 5 year stock option to purchase 158,700 shares of the Company's Common Stock at $0.065 per share (the closing price of the Company’s common stock on the Over The Counter (OTC) Bulletin Board on the date of grant) and with a fair value of $10,000 determined using the Black-Scholes Option Pricing Model.

On December 6, 2011, the Board of Directors granted one of the Company’s six non-employee directors a fully vested 5 year stock option to purchase 476,125 shares of the Company's Common Stock at $0.065 per share (the closing price of the Company’s common stock on the Over The Counter (OTC) Bulletin Board on the date of grant) and with a fair value of $30,000 determined using the Black-Scholes Option Pricing Model.

On December 6, 2011, the Board of Directors granted Kurt H. Jensen, the Chief Financial Officer of the Company, a cash bonus of $50,000.