Form 10-Q
period 2011-12-31
APPLIED DNA SCIENCES INC
filed 2012-02-14
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
☐  Yes    ☒  No

As of February 10, 2012, the registrant had 519,983,356 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2011

Table of Contents

Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	1

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 - Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1- Legal Proceedings	27

Item 6 - Exhibits	28

Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,935,779	$2,747,294
Accounts receivable	232,611	208,587
Prepaid expenses	49,904	76,290
Total current assets	2,218,294	3,032,171

Property, plant and equipment-net of accumulated depreciation of $218,288 and $210,862, respectively	81,682	89,108

Other assets:
Deposits	35,976	23,458
Capitalized finance costs-net of accumulated amortization of $1,888,345 and $1,806,261, respectively	3,891	85,975

Intangible assets:
Patents, net of accumulated amortization of $34,257 (Note B)	-	-
Intellectual property, net of accumulated amortization and write off of $9,249,004 and $9,158,056, respectively (Note B)	181,896	272,844

Total Assets	$2,521,739	$3,503,556

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities (Note C)	$787,178	$768,061
Convertible notes payable, net of unamortized debt discount of $33,642 and $541,120, respectively (Note D)	3,088,358	3,730,880
Total current liabilities	3,875,536	4,498,941

Commitments and contingencies (Note H)	-	-

Deficiency in Stockholders’ Equity (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2011 and September 30, 2011	-	-
Common stock, par value $0.001 per share; 800,000,000 shares authorized; 513,233,108 and 473,325,859 issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	513,233	473,326
Additional paid in capital	162,399,302	160,387,716
Accumulated deficit	(164,266,332)	(161,856,427)
Total deficiency in stockholders’ equity	(1,353,797)	(995,385)

Total Liabilities and Deficiency in Stockholders’ Equity	$2,521,739	$3,503,556

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,
	2011	2010

Revenue	$516,904	$317,817

Operating expenses:
Selling, general and administrative	2,152,428	1,329,209
Research and development	78,473	20,706
Depreciation and amortization	98,373	92,823

Total operating expenses	2,329,274	1,442,738

LOSS FROM OPERATIONS	(1,812,370)	(1,124,921)

Other income (expense):
Interest expense, net	(597,535)	(219,175)

Net (loss) before provision for income taxes	(2,409,905)	(1,344,096)

Income taxes (benefit)	-	-

NET (LOSS)	$(2,409,905)	$(1,344,096)

Net (loss) per share-basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding-
Basic and fully diluted	490,282,252	349,153,715

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,409,905)	$(1,344,096)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	98,374	92,823
Fair value of vested options issued to officers, directors and employees	785,719	148,538
Amortization of capitalized financing costs	82,084	191,820
Amortization of debt discount attributable to convertible debentures	507,478	150,458
Equity based compensation	1,363	225,294
Common stock issued in settlement of interest	114,411	27,000
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(24,024)	205
Decrease in prepaid expenses and deposits	13,868	55,087
Increase (decrease) in accounts payable and accrued liabilities	19,117	(16,916)
Net cash used in operating activities	(811,515)	(469,787)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Net proceeds from (payments of) related party advances	-	(50,000)
Net proceeds from issuance of convertible notes	-	970,500
Net cash provided by financing activities	-	920,500

Net increase (decrease) in cash and cash equivalents	(811,515)	450,713
Cash and cash equivalents at beginning of period	2,747,294	17,618
Cash and cash equivalents at end of period	$1,935,779	$468,331

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange for previously incurred debt	$1,150,000	$297,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of December 31, 2011 and for the three months ended December 31, 2011 and 2010 are unaudited. These financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2011 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2011, the Company has accumulated losses of $164,266,332.

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
DECEMBER 31, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2011 and September 30, 2011, the Company did not record any deferred revenue for the respective periods.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2011 and September 30, 2011, the Company has deemed that no allowance for doubtful accounts was necessary.

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

 Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At December 31, 2011 and September 30, 2011, property and equipment consist of:

	December 31, 2011 (unaudited)	September 30, 2011
Computer equipment	$33,464	$33,464
Lab equipment	146,101	146,101
Furniture	120,405	120,405
Total	299,970	299,970
Accumulated depreciation	218,288	210,862
Net	$81,682	$89,108

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

Comprehensive Income (loss)

The Company does not have any items of comprehensive income (loss) in any of the periods presented.

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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the three months ended December 31, 2011, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 645,163,955  and 445,211,071 for the three months ended December 31, 2011 and 2010, respectively.

Stock Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  Stock-based compensation expense recognized under ASC 718-10 for the three months ended December 31, 2011 and 2010 was $785,719 and $148,538, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

As of December 31, 2011, 127,008,825 employee stock options were outstanding with 70,633,825 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended December 31, 2011 and 2010 included an aggregate of 75% and 52% from four customers of the Company’s total revenues, respectively. Three and four customers accounted for 71% and 77% of the Company’s total accounts receivable at December 31, 2011 and September 30, 2011, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $78,473 and $20,706 for the three month periods ended December 31, 2011 and 2010, respectively.

 Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $19,608 and $24,340 as advertising costs for the three month periods ended December 31, 2011 and 2010, respectively.

Intangible Assets

The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful life for patents is five years while other intellectual property uses a seven year useful life. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of the Company’s intangible assets are subject to amortization.

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
DECEMBER 31, 2011
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

Reclassification

The Company consolidated prior year cost of sales  to operating expenses on the Condensed Consolidated Statements of Operations for presentation purposes to conform to the current period’s presentation. These reclassifications had no effect on reported income or losses.

NOTE B - INTANGIBLE ASSETS

Intangible assets acquired and their carrying values at December 31, 2011 and September 30, 2011 are as follows:

	(unaudited) December 31, 2011	September 30, 2011
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated amortization	(3,628,250)	(3,537,302)
Impairment (2006)	(5,655,011)	(5,655,011)
Net:	$181,896	$272,844
Residual value:	$0	$0

Total amortization expense charged to operations for the three month periods ended December 31, 2011 and 2010 was $90,948.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2011 and September 30, 2011 are as follows:

	(unaudited) December 31,	September 30,
	2011	2011
Accounts payable	$287,032	$165,465
Accrued consulting fees	102,500	102,500
Accrued interest payable	391,280	415,096
Accrued salaries payable	6,366	85,000
Total	$787,178	$768,061

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES

Convertible notes payable as of December 31, 2011 and September 30, 2011 are as follows:

	(unaudited) December 31,	September 30,
	2011	2011
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $336 and $1,332, respectively (see below)	$224,664	$223,668
Secured Convertible Notes Payable dated July 15, 2010, net of unamortized debt discount of $1,845 and $26,091, respectively (see below)	448,155	423,909
Secured Convertible Notes Payable dated November 19, 2010, net of unamortized debt discount of $10,479 (see below)	-	339,521
Secured Convertible Note Payable dated November 30, 2010, net of unamortized debt discount of $45,136 (see below)	-	704,864
Secured Convertible Note Payable dated January 7, 2011, net of unamortized debt discount of $4,607 and $65,159, respectively (see below)	745,393	684,841
Secured Convertible Notes Payable, dated July 15, 2010, modified January 7, 2011, net of unamortized debt discount of $26,854 and $392,923, respectively (see below)	1,420,146	1,104,077
Secured Convertible Note Payable, dated July 11, 2011	250,000	250,000
Total	3,088,358	3,730,880
Less: current portion	(3,088,358)	(3,730,880)
Long-term debt- net	$-	$-

10% Secured Convertible Promissory Note dated  June 4, 2010

On June 4, 2010, the Company issued a $675,000 related party convertible promissory note due January 31, 2012 with interest at 10% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of the Company’s common stock, par value $.001 per share (“Common Stock”), at a price equal to the greater of (i) 50% of the average price of the Common Stock for the ten trading days prior to the date of the notice of conversion or (ii) at $0.038866151 per share, which is equal to a 20% discount to the average volume, weighted average price of the Common Stock for the ten trading days prior to issuance. At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.038866151 per share. The Company has granted the noteholder a security interest in all the Company’s assets.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note.  Amortization of $997 was recorded for the three months ended December 31, 2011 and 2010.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

On July 15, 2010, $450,000 of the $675,000 related party convertible promissory note was converted to the same terms and conditions as described in the 10% Secured Convertible Promissory Notes dated July 15, 2010 below.

10% Senior Secured Convertible Promissory Notes dated July 15, 2010

On July 15, 2010, the Company issued an aggregate of $2,000,000 senior secured convertible promissory notes due July 15, 2011 with interest at 10% per annum due upon maturity to “accredited investors,” as defined in regulations promulgated under the Securities Act of 1933, as amended (“Securities Act”). The notes are convertible at any time prior to maturity, at the holders’ option, into shares of Common Stock (i) prior to the occurrence of Subsequent Financing at a rate of $0.04405, or (ii) after Subsequent Financing in the event the holder elects to receive shares of Common Stock (and not securities issued in a Subsequent Financing (“Subsequent Financing Securities”) or securities issued in a Qualified Financing (the “Qualified Financing Securities”)), at a rate of $0.04405, or as of any conversion date that occurs after the closing of a Subsequent Financing at a rate of 80% of the purchase price paid by investors in the Subsequent Financing. The notes automatically convert at the earlier occurrence of (i) maturity or (ii) Qualified Financing including any accrued and unpaid interest, at a rate as described above. The Company has granted the note holders a security interest in all the Company’s assets and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

A “Subsequent Financing” is defined for purposes of this Note D as the issuance and sale by the Company or its affiliates during the term of the promissory note of securities that do not qualify as Qualified Financing.  A “Qualified Financing” is defined for purposes of this Note D as the issuance and sale by the Company or an affiliate thereof of equity or debt securities in a single transaction that results in gross proceeds of at least $10,000,000 (before transaction fees and expenses).

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

Amortization of $24,246 was recorded for the three months ended December 31, 2011 for the remaining $450,000 senior secured convertible promissory note.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

10% Senior Secured Convertible Promissory Notes dated November 19, 2010

On November 19, 2010, the Company issued an aggregate of $350,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of Common Stock determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.032825817 (equal to a 20% discount to the average volume, weighted average price of the Common Stock for the ten trading days prior to issuance, which is referred to as the “Common Conversion Price” for purposes of this Note D) or (B) Subsequent Financing Securities at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Financing Securities in a Subsequent Financing (which is referred to as the “Subsequent Financing Price” for purposes of this Note D).  A noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes shall be automatically converted upon the earlier of (I) November 19, 2011 and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of Common Stock at the applicable Common Conversion Price, (B) Subsequent Financing Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) Qualified Financing Securities at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities (which is referred to as the “Qualified Financing Price” for purposes of this Note D).

The notes bear interest at the rate of 10% per annum and are due and payable in full on November 19, 2011.

Until the principal and accrued but unpaid interest under the notes are paid in full, or converted into Common Stock, Subsequent Financing Securities or Qualified Financing Securities (collectively, “Conversion Shares”) pursuant to their terms, the Company’s obligations under the notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($76,494) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $10,479 and $8,802 was recorded for the three month period ended December 31, 2011 and 2010, respectively.

In November 2011, the Company issued an aggregate of 11,693,102 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

10% Senior Secured Convertible Promissory Note dated November 30, 2010

On November 30, 2010, the Company issued  a $750,000 principal amount senior secured convertible note bearing interest at a rate of 10% per annum to an “accredited investor,” as defined in regulations promulgated under the Securities Act.  The note is convertible, in whole or in part, at any time, at the option of the noteholder, into either (A) such number of shares of Common Stock determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.03088 (the applicable Common Conversion Price) or (B) Subsequent Financing Securities at the Subsequent Financing Price.   The noteholder may convert its note in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The note shall be automatically converted upon the earlier of (I) November 30, 2011 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of Common Stock at the applicable Common Conversion Price, (B) Subsequent Financing Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) Qualified Financing Securities at a conversion price equal to 80% of the Qualified Financing Price.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($270,078) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $45,136 and $22,938 was recorded for the three month periods ended December 31, 2011 and 2010, respectively.

On November 30. 2011, the Company issued an aggregate of 26,716,321 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

10% Senior Secured Convertible Promissory Note dated January 7, 2011.

On January 7, 2011, the Company issued a $750,000 principal amount senior secured convertible note bearing interest at a rate of 10% per annum to an “accredited investor,” as defined in regulations promulgated under the Securities Act.

The Note is convertible, in whole or in part, at any time, at the option of the noteholder, into either (A) such number of shares of Common Stock determined by dividing (i) the principal amount of the Note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.05529 (the applicable Common Conversion Price) or (B) Subsequent Financing Securities at a conversion price equal to 80% of the Subsequent Financing Price.   The noteholder may convert its Notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings.

The Note shall be automatically converted upon the earlier of (I) January 7, 2012 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of Common Stock at the applicable Common Conversion Price, (B) Subsequent Financing Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) Qualified Financing Securities at a conversion price equal to 80% of the Qualified Financing Price.

Pursuant to a joinder agreement, the noteholder became party to the registration rights agreement, dated as of July 15, 2010 (the “Registration Rights Agreement”), with the Company, pursuant to which the Company has agreed to prepare and file a registration statement with the SEC to register under the Securities Act resales from time to time of the Conversion Shares issued or issuable upon conversion or redemption of the Note.  The Company is required to file a registration statement within 45 days of receiving a Demand Registration Request (as defined in the Registration Rights Agreement), and to cause the registration statement to be declared effective within 45 days (or 90 days if the registration statement is reviewed by the SEC).  The Company will be required to pay penalties to the noteholder in the event that these deadlines are not met.

The Note bears interest at the rate of 10% per annum and is due and payable in full on January 7, 2012.  Until the principal and accrued but unpaid interest under the Note is paid in full, or converted into Conversion Shares pursuant to its terms, the Company’s obligations under the Note will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary, in favor of Etico Capital, LLC, as Collateral Agent for the Purchasers named therein pursuant to security agreements dated as of July 15, 2010, to which the noteholder became party pursuant to joinder agreements.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($240,233) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $60,552 was recorded for the three months ended December 31, 2011.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

10% Senior Secured Convertible Promissory Notes issued on July 15, 2010, modified on January 7, 2011

On January 7, 2011, the Company modified previously issued senior secured promissory notes initially dated July 15, 2010 totaling  $1,550,000 in principal amount bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of Common Stock determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price of $ 0.037104 (the applicable Common Conversion Price) or (B) Subsequent Financing Securities at a conversion price equal to 80% of Subsequent Financing Price.  A noteholder may convert its note in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings. The notes shall be automatically converted upon the earlier of (I) January 7, 2012 and (II) the completion of a Qualified Financing at the election of the noteholder into either (A) shares of Common Stock at the applicable Common Conversion Price, (B) Subsequent Financing Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) Qualified Financing Securities at a conversion price equal to 80% of the Qualified Financing Price. The effect of this refinancing was recognized as “debt modification” in the financial statements.

The notes bear interest at the rate of 10% per annum and are due and payable in full on January 7, 2012.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($1,482,122) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $1,214,668 was recorded for the year ended September 30, 2011.

During the year ended September 30, 2011, the Company issued an aggregate of 1,562,725 shares of Common Stock in settlement of $53,000 of convertible notes and related interest.

On October 26, 2011, the Company issued 1,497,826 shares of Common Stock in settlement of $50,000 of convertible notes and related accrued interest.

Amortization of $366,068 was recorded for the three months ended December 31, 2011.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE D – CONVERTIBLE NOTES (continued)

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

4% Senior Secured Convertible Promissory Note issued on July 11, 2011

On June 11, 2011, the Company issued a $250,000 related party convertible promissory note due July 11, 2012 with interest at 4% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of Common Stock at $0.0585 per share.  At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.0585 per share.  The Company has granted the note holder a security interest in all the Company’s assets.

The embedded conversion feature present in the note equaled the fair value of the underlying Common Stock at the date of issuance, therefore the Company did not record a beneficial conversion feature.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders  advance funds to the Company for travel related and working capital purposes.   As of December 31, 2011 and September 30, 2011, there were no advances outstanding.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 800,000,000 shares of Common Stock as the result of a vote of stockholders conducted on June 29, 2010 which effected an increase in the authorized shares of Common Stock from 410,000,000 to 800,000,000.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of December 31, 2011 and September 30 2011, there were 513,233,108 and 473,325,859 shares of Common Stock issued and outstanding, respectively.

During the three month periods ended December 31, 2011 and 2010, the Company has expensed $1,363 and $225,294 related to stock based compensation, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of Common Stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	2,428,756	5.92	$0.03088	2,428,756	$0.03088
$0.03283	533,116	5.89	$0.03283	533,116	$0.03283
$0.04	3,000,000	3.67	$0.04	3,000,000	$0.04
$0.04405	3,007,946	5.54	$0.04405	3,007,946	$0.04405
$0.04750	7,578,978	6.54	$0.04750	7,578,978	$0.04750
$0.05529	1,356,484	6.02	$0.05529	1,356,484	$0.05529
$0.06	12,000,000	3.13	$0.06	7,000,000	$0.06
$0.07	275,000	0.21	$0.07	275,000	$0.07
$0.09	9,900,000	4.67	$0.09	9,900,000	$0.09
$0.10	1,500,000	1.24	$0.10	1,500,000	$0.10
$0.50	10,700,000	0.99	$0.50	10,700,000	$0.50
	52,280,280			47,280,280

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2010	69,207,946	$0.237
Granted	11,897,334	0.044
Exercised	—
Cancelled or expired	(22,900,000)	(0.384)
Balance at September 30, 2011	58,205,280	$0.140
Granted	75,000	0.07
Exercised	—	—
Cancelled or expired	(6,000,000)	(0.04)
Balance, December 31, 2011	52,280,280	$0.15

Transactions involving warrants are summarized as follows:

On October 31, 2011, warrants totaling 75,000 were issued in connection with services.  The warrants are exercisable for three years from the date of issuance at an exercise price of $0.07 per share with vesting immediately.  The fair value of the warrants  of $1,363 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 157.69% and risk free rate from 0.41%.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

Employee Stock Options

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding shares of Common Stock approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of Common Stock as stock awards and stock options thereunder. On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding shares of Common Stock approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of Common Stock.  On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of Common Stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of Common Stock.  As of December 31, 2011, a total of 9,675,000 shares have been issued and options to purchase 127,008,825 shares have been granted under the 2005 Incentive Stock Plan. The exercisability of options to purchase 40,000,000 shares of Common Stock is conditioned upon stockholder approval at the 2012 annual stockholders meeting of an amendment to the Company’s 2005 Incentive Stock Plan increasing the aggregate limits on the shares of Common Stock issuable under the Plan from 100,000,000 to 350,000,000 and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000 shares, and if the amendment is not so approved, this option shall expire.

The following table summarizes the changes in options outstanding and the related prices for the shares of Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	1.46	$0.05	29,000,000	$0.05
$0.0585	50,000,000	6.54	$0.0585	12,500,000	$0.0585
$0.06	30,000,000	3.50	$0.06	15,000,000	$0.06
$0.065	634,825	4.93	$0.065	634,825	$0.065
$0.068	5,724,000	4.92	$0.068	5,724,000	$0.068
$0.07	2,750,000	2.53	$0.07	875,000	$0.07
$0.08	2,000,000	4.01	$-	-	$-
$0.09	1,500,000	4.67	$0.09	1,500,000	$0.09
$0.11	5,400,000	1.46	$0.11	5,400,000	$0.11
	127,008,825		$0.06	70,633,825	$0.06

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2010	66,900,000	$0.06
Granted	53,750,000	0.06
Exercised	-
Cancelled or expired	-
Outstanding at September 30, 2011	120,650,000	$0.06
Granted	6,358,825	0.067
Exercised	-
Canceled or expired	-
Outstanding at December 31, 2011	127,008,825	$0.06

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

Transactions involving stock options issued to employees are summarized as follows:

During the three months ended December 31, 2011, the Company granted an aggregate of 6,358,825 options to purchase Common Stock at an exercise prices from $0.065 to $0.068 per share for five years to directors, vesting immediately.  The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 156.29% to 156.65% and risk free rate from 0.94% to 96%.

The Company recorded $785,719 and $148,538 as stock compensation expense for the three month periods ended December 31, 2011 and 2010, respectively, for the vesting portion of all employee options outstanding.

NOTE H- COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate use from an entity controlled by a significant former shareholder renewable annually. Total lease rental expenses for the three month periods ended December 31, 2011 and 2010 were $45,767 and $35,962, respectively.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The agreements are generally month to month.

 Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint.  Demodulation, Inc. alleges that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five are asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  The Company believes these claims are without merit.  On September 10, 2011, Alfred University filed a motion to transfer the action from the District of New Jersey to the Western District of New York. On December 22, 2011, the Court denied the motion. On January 27, 2012, the Company filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  The Company intends to vigorously defend the action.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE I - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements at December 31, 2011, the Company has a negative working capital of $1.7 million, incurred a net loss for the three month period ended December 31, 2011 of $2.4 million and has an accumulated deficit of $164 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing DNA embedded biotechnology security solutions in the United States and Europe and there can be no assurance that the Company’s efforts will be successful and  that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE J – SUBSEQUENT EVENTS

 On January 7, 2012, the Company issued an aggregate of 56,508,636 shares of Common Stock in settlement of convertible notes of $1,950,000 and related accrued interest of $228,172.

On January 27, 2012, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 800,000,000 to 1,350,000,000 shares.  The amendment became effective by filing a Certificate of Amendment with the State of Delaware on January 27, 2012.

On January 27, 2012,  The Company’s shareholders approved an amendment to the 2005 Incentive Stock Plan to increase the number of shares of Common Stock issuable under the 2005 Plan to 350,000,000 and the number of shares of Common Stock than can be covered by awards made to any participant in any calendar year to 50,000,000.

On January 31, 2012, the Company issued 6,750,248 shares of Common Stock in settlement of a $225,000 principal amount promissory note and related accrued interest of $37,356.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Quarterly Report contains forward-looking statements , including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our SigNature® DNA and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions (“authentication services”).  We have continued to incur expenses and have limited sources of liquidity.  We expect to generate revenues  from sales of our SigNature Program, Cashield™, DNANet™, SmartDNA  and BioMaterial Genotyping.  We have developed or are currently attempting to develop business in the following target markets: cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media.  Our developments in the cash-in-transit and textile and apparel authentication markets have contributed to the increase in our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC05-25 on our financial position and results of operations are not significant.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2011 and 2010

Revenues

For the three months ended December 31, 2011, we generated $516,904 in revenues from operations principally from the sales of authentication services. For the three months ended December 31, 2010, we generated $317,817 in revenues from operations. The increase in sales for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily caused by our continued sales efforts in expanding our product usage in our target markets.

 Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $1,329,209 for the three months ended December 31, 2010 to $2,152,428 for the three months ended December 31, 2011. The increase of $823,219, or 61.9%, is primarily attributable to the cost of stock based compensation incurred in the current period compared to the same period last year.

Research and Development

Research and development expenses increased from $20,706 for the three months ended December 31, 2010 to $78,473 for the three months ended December 31, 2011. The increase of $57,767 is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended December 31, 2011, depreciation and amortization increased by $5,550 from $92,823 for the three months ended December 31, 2010 to $98,373 for the three months ended December 31, 2011.  The increase is attributable to acquisition of recent property and equipment.

Total Operating Expenses

Total operating expenses increased to $2,329,274 for the three months ended December 31, 2011 from $1,442,738 for the three months ended December 31, 2010, or an increase of $886,536 primarily attributable to an increase in equity based compensation and in R&D expenditures.

Interest Expenses

Interest expense for the three months ended December 31, 2011 increased by $378,360 to $597,535 from $219,175 for the three months ended December 31, 2010. The increase in interest expense was due to non cash amortization of debt discounts associated with our issued convertible notes.

Net Income (Loss)

Net loss for the three months ended December 31, 2011 increased to $2,409,905 from a net loss of $1,344,096 for the three months ended December 31, 2010 primarily attributable to factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.  In fiscal 2010 and 2011 as well as in prior fiscal years, we have relied in part on cash infusions from our President, Chairman and Chief Executive Officer, James A. Hayward, in order to fund our operations.  During fiscal 2011, Dr. Hayward provided $750,000 in new loans.  In the absence of third party investment, curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations, including our ability to meet our payroll and accounts payable obligations.

As of December 31, 2011, we had a working capital deficit of $1,657,242.  For the three months ended December 31, 2011, we used net cash flow in operating activities of $811,515 consisting primarily of year to date loss of $2,409,905.  Non cash adjustments included $687,936 in depreciation and amortization charges, $787,082 for equity based compensation and $114,411 for settlement of accrued interest. Additionally, we had a net increase in operating assets of $10,156 and a net increase in operating liabilities of $19,117.  No cash was provided (or used) by investing or financing activities for the three months ended December 31, 2011.

We expect capital expenditures to be less than $200,000 in fiscal 2012.  Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources is expected to be financed primarily through the sale of equity securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors. Any issuances of preferred stock will be on such terms and conditions as are approved by our board of directors, may have rights, preferences and privileges senior to those of our common stock, par value $.001 per share (“Common Stock” and may dilute the rights of holders of our Common Stock.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately May 2012.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

To the extent our revenues continue to increase over comparable year periods, our liquidity will be enhanced. However, we expect to require additional financing to sustain our growth and operations, including an increase in the number of employees.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

Recent Debt and Equity Financing Transactions

Fiscal 2010

During the year ended September 30, 2010, we issued and sold an aggregate principal amount of $2,545,000 in secured convertible promissory notes bearing interest at 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  As of the date of filing this Quarterly Report on Form 10-Q, all principal and interest accrued on such promissory notes has been converted pursuant to their terms into shares of our Common Stock at a conversion price equal to a 20% discount to the average volume, weighted average price of our Common Stock for the ten trading days prior to issuance.

Fiscal 2011

During the year ended September 30, 2011, we issued and sold an aggregate of $1,850,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of Common Stock determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price which is equal to a 20% discount to the average volume, weighted average price of The Common Stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Financing Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  The conversion prices of the notes range between $0.03088 and $0.05529.  A “Subsequent Financing” is the sale of our securities at any time after the date of issuance of the notes and prior to the earlier of (i) a Qualified Financing or (ii) the one-year anniversary of the issuance of the notes.  A noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings.  The notes shall be automatically converted upon the earlier of (I) the one year anniversary of their issuance and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of Common Stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale of our securities in a single transaction resulting in gross proceeds of at least $10 million (before transaction fees and expenses).  The notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of issuance of the notes.  Until the principal and accrued but unpaid interest under the notes are paid in full, or converted into, Subsequent Financing Securities or Qualified Financing Securities pursuant to their terms, our obligations under the notes will be secured by a lien on all our assets, including the assets of APDN (B.V.I.) Inc., our wholly-owned subsidiary.

In addition, on July 15, 2011, we closed a private placement of Common Stock.  We issued and sold 105,263,158 shares of Common Stock at a purchase price of $0.0475 per share to accredited investors for gross proceeds of $5,000,000.

A registered broker dealer firm acted as our placement agent with respect to the private placement.  In connection with the private placement, we paid placement agent commissions and discounts aggregating $265,000.  In addition, the placement agent or its designees were issued warrants with a seven-year term to purchase an aggregate of 7,578,948 shares of Common Stock with an exercise price of $0.0475 per share.

We presently do not have any available credit, bank financing or other external sources of liquidity.  Due to our brief history and historical operating losses, our operations have not been a material source of liquidity.  We will need to obtain additional capital in order to expand operations and become profitable.  We intend to pursue the building of a re-seller network outside the United States, and if successful, the re-seller agreements would constitute a source of liquidity and capital over time.  In order to obtain capital, we may need to sell additional shares of Common Stock or borrow funds from private lenders.  There can be no assurance that we will be successful in obtaining additional funding and execution of re-seller agreements outside the Unites States.

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

Number of Employees

We currently have 18 full-time employees and three part-time employees, including two in management, ten in operations, eight in sales and marketing and one in investor relations.  We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and/ or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Going Concern

The accompanying unaudited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated December 8, 2011, have expressed substantial doubt about our ability to continue as a going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures,  the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were  effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. – Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. -2:11-cv-00296-WJM-MF, District of New Jersey):

As previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, on May 18, 2011, we were served with a complaint in a lawsuit brought by Demodulation, Inc. against us, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, we filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint. Demodulation, Inc. alleges that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five are asserted against us, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  We believe these claims are without merit.  On September 10, 2011, Alfred University filed a motion to transfer the action from the District of New Jersey to the Western District of New York. On December 22, 2011, the Court denied the motion.  On January 27, 2012, we filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds. We intend to vigorously defend the action.

Item 6 – Exhibits

10.1#	Exclusive Sales Agreement, dated November 1, 2011, by and between Applied DNA Sciences, Inc. and Nissha Printing Co. Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS***	XBRL Instance Document

101 SCH***	XBRL Taxonomy Extension Schema Document

101 CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB***	XBRL Extension Label Linkbase Document

101 PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
*** In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
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

Applied DNA Sciences, Inc.

Dated: February 14, 2012	/s/ JAMES A. HAYWARD, PH. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

/s/ KURT H. JENSEN
Kurt H. Jensen
Chief Financial Officer (Duly authorized officer and principal financial officer)