Form 10-Q
period 2012-03-31
APPLIED DNA SCIENCES INC
filed 2012-05-15
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
☐  Yes    ☒  No

As of May 14, 2012, the registrant had 591,413,316 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2012

 Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$856,574	$2,747,294
Accounts receivable	323,643	208,587
Prepaid expenses	23,518	76,290
Total current assets	1,203,735	3,032,171

Property, plant and equipment-net of accumulated depreciation of $226,047 and $210,862 respectively	121,056	89,108

Other assets:
Deposits	36,276	23,458
Capitalized finance costs-net of accumulated amortization of $1,892,236 and $1,806,261, respectively	—	85,975

Intangible assets:
Patents, net of accumulated amortization of $34,257 (Note B)	—	—
Intellectual property, net of accumulated amortization and write off of $9,339,952 and $9,158,056, respectively (Note B)	90,948	272,844

Total Assets	$1,452,015	$3,503,556

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$388,232	$768,061
Convertible notes payable, net of unamortized discount of $-0- and $541,120, (Note D)	250,000	3,730,880
Total current liabilities	638,232	4,498,941

Commitments and contingencies (Note H)	—	—

Stockholders’ Equity (Deficit) (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2012 and September 30, 2011	—	—
Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 591,413,316 and 473,325,859 issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	591,413	473,326
Additional paid in capital	166,032,584	160,387,716
Accumulated deficit	(165,810,214)	(161,856,427)
Total stockholders’ equity (deficit)	813,783	(995,385)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,452,015	$3,503,556

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Revenue	$518,402	$140,443	$1,035,306	$458,260

Operating expenses:
Selling, general and administrative	1,824,646	1,619,355	3,977,074	2,948,564
Research and development	96,097	92,951	174,570	113,657
Depreciation and amortization	98,708	91,893	197,081	184,716

Total operating expenses	2,019,451	1,804,199	4,348,725	3,246,937

NET LOSS FROM OPERATIONS	(1,501,049)	(1,663,756)	(3,313,419)	(2,788,677)

Other income (expense):
Interest expense, net	(42,833)	(934,913)	(640,368)	(1,154,088)

Net loss before provision for income taxes	(1,543,882)	(2,598,669)	(3,953,787)	(3,942,765)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(1,543,882)	$(2,598,669)	$(3,953,787)	$(3,942,765)

Net loss per share-basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding-
Basic and fully diluted	583,619,169	351,395,559	536,695,691	350,262,319

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited)

	Six months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,953,787)	$(3,942,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197,081	184,716
Fair value of vested options issued to officers, directors and employees	1,174,778	305,769
Amortization of capitalized financing costs	85,975	460,363
Amortization of debt discount attributable to convertible debentures	541,120	986,387
Equity based compensation	58,238	454,582
Common stock issued in settlement of interest	507,939	32,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(115,056)	(36,209)
Decrease in prepaid expenses and deposits	39,954	93,839
Decrease in accounts payable and accrued liabilities	(379,829)	(29,047)
Net cash used in operating activities	(1,843,587)	(1,490,365)

Cash flows from investing activities:
Purchase of property and equipment	(47,133)	—
Net cash used in investing activities	(47,133)	—

Cash flows from financing activities:
Net proceeds from (payments of) related party advances	—	(50,000)
Net proceeds from issuance of convertible notes	—	1,645,500
Net cash provided by financing activities	—	1,595,500

Net increase (decrease) in cash and cash equivalents	(1,890,720)	105,135
Cash and cash equivalents at beginning of period	2,747,294	17,618
Cash and cash equivalents at end of period	$856,574	$122,753

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash transactions:
Fair value of warrants issued for financing costs	$—	$217,971
Common stock issued in exchange for previously incurred debt	$4,022,000	$352,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011 are unaudited. These financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated September 30, 2011 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2012, the Company has accumulated losses of $165,810,214.

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
MARCH 31, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2012 and September 30, 2011, the Company did not record any deferred revenue for the respective periods.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At March 31, 2012 and September 30, 2011, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At March 31, 2012 and September 30, 2011, property and equipment consist of:

	March 31, 2012 (unaudited)	September 30, 2011
Computer equipment	$33,464	$33,464
Lab equipment	181,204	146,101
Furniture	132,435	120,405
Total	347,103	299,970
Accumulated depreciation	226,047	210,862
Net	$121,056	$89,108

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the three and six months ended March 31, 2012, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 669,297,954 and 622,374,476 for the three and six months ended March 31, 2012, respectively. Fully diluted shares outstanding were 466,659,356 and 503,382,600 for the three and six months ended March 31, 2011, respectively.

Stock Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  Stock-based compensation expense recognized under ASC 718-10 for the six months ended March 31, 2012 and 2011 were $1,174,778 and $305,769, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

As of March 31, 2012, 127,208,825 employee stock options were outstanding with 71,133,825 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three and six months ended March 31, 2012 included an aggregate of 67% and 70% from one and three customers of the Company’s total revenues, respectively.

Four and three customers accounted for 81% and 66% of the Company’s revenues earned from sale of products and services for the three and six months ended March 31, 2011, respectively.

One and four customers accounted for 73% and 77% of the Company’s total accounts receivable at March 31, 2012 and September 30, 2011, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $96,097 and $92,951 for the three month periods ended March 31, 2012 and 2011, respectively, and $174,570 and $113,657 for the six month periods ended March 31, 2012 and 2011, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $35,296 and $54,904 as advertising costs for the three and six month periods ended March 31, 2012 and $26,142 and  $50,482  for the three and six month periods ended March 31, 2011, respectively.

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
MARCH 31, 2012
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

NOTE B - INTANGIBLE ASSETS

Intangible assets acquired and their carrying values at March 31, 2012 and September 30, 2011 are as follows:

	March 31, 2012 (unaudited)	September 30, 2011
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated amortization	(3,719,198)	(3,537,302)
Impairment (2006)	(5,655,011)	(5,655,011)
Net:	$90,948	$272,844
Residual value:	$0	$0

Total amortization expense charged to operations for the three and six month periods ended March 31, 2012 was $90,948 and $181,896, respectively. Total amortization expense charged to operations for the three and six months ended March 31, 2011 was $90,948 and $181,896, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2012 and September 30, 2011 are as follows:

	March 31,
	2012	September 30,
	(unaudited)	2011
Accounts payable	$256,804	$165,465
Accrued consulting fees	102,500	102,500
Accrued interest payable	7,233	415,096
Accrued salaries payable	21,695	85,000
Total	$388,232	$768,061

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE D – CONVERTIBLE NOTES

Convertible notes payable as of March 31, 2012 and September 30, 2011 are as follows:

	March 31,
	2012	September 30,
	(unaudited)	2011
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $1,332 (see below)	$—	$223,668
Secured Convertible Notes Payable dated July 15, 2010, net of unamortized debt discount of $26,091 (see below)	—	423,909
Secured Convertible Notes Payable dated November 19, 2010, net of unamortized debt discount of $10,479 (see below)	—	339,521
Secured Convertible Note Payable dated November 30, 2010, net of unamortized debt discount of $45,136 (see below)	—	704,864
Secured Convertible Note Payable dated January 7, 2011, net of unamortized debt discount of $65,159 (see below)	—	684,841
Secured Convertible Notes Payable, dated July 15, 2010, modified January 7, 2011, net of unamortized debt discount of $392,923 (see below)	—	1,104,077
Secured Convertible Note Payable, dated July 11, 2011	250,000	250,000
Total	250,000	3,730,880
Less: current portion	(250,000)	(3,730,880)
Long-term debt- net	$—	$—

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note.  Amortization of $336 and $1,332 was recorded for the three and six months ended March 31, 2012, respectively; and $975 and $1,971 was recorded for the three and six months ended March 31, 2011, respectively.

In January 2012, the Company issued an aggregate of 6,750,248 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

On January 7, 2011, upon the completion of a Subsequent Financing, the above described conversion rate changed from $0.04405 to $0.037104 with an extended due date from July 15, 2011 to January 7, 2012 on $1,550,000 of the $2,000,000 issued senior convertible promissory notes.  All other terms are remaining the same.  Although the conversion rate of the remaining $450,000 senior secured convertible promissory notes remained the same, the due date was extended also to January 7, 2012.  In conjunction with the conversion rate and term modifications of the $1,550,000 senior secured convertible promissory notes, the Company wrote off the remaining unamortized debt discount of $331,332 to operations.  See below discussion of the restructured senior secured convertible promissory notes.

Amortization of $1,845 and $26,091 was recorded for the three and six months ended March 31, 2012; and $362,865 and $470,920 was recorded for the three and six months ended March 31, 2011, respectively.

In January 2012, the Company issued an aggregate of 11,729,821 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($76,494) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $10,479 was recorded for the six months ended March 31, 2012; and $18,861 and $27,663 was recorded for the three and six months ended March 31, 2011, respectively.

In November 2011, the Company issued an aggregate of 11,693,102 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($270,078) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $45,136 was recorded for the six months ended March 31, 2012; and $66,595 and $89,533 was recorded for the three and six months ended March 31, 2011, respectively.

On November 30. 2011, the Company issued an aggregate of 26,716,321 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Amortization of $4,607 and $65,159 was recorded for the three and six months ended March 31, 2012; and $54,628 was recorded for the three and six months ended March 31, 2011, respectively.

In January 2012, the Company issued an aggregate of 14,921,324 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($1,499,536) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $26,854 and $392,923 was recorded for the three and six months ended March 31, 2012 and $340,990 was recorded for the three and six month periods ended March 31, 2011.

On October 26, 2011, the Company issued 1,497,826 shares of Common Stock in settlement of $50,000 of convertible notes and related accrued interest.

In January 2012, the Company issued an aggregate of 44,778,815 shares of Common Stock in settlement of the remaining convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes.   As of March 31, 2012 and September 30, 2011, there were no advances outstanding.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock as the result of a vote of stockholders conducted on January 27, 2012 which effected an increase in the authorized shares of Common Stock from 800,000,000 to 1,350,000,000.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of March 31, 2012 and September 30 2011, there were 591,413,316 and 473,325,859 shares of Common Stock issued and outstanding, respectively.

During the six month periods ended March 31, 2012 and 2011, the Company has expensed $58,238 and $454,582 related to stock based compensation, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of Common Stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	2,428,756	5.67	$0.03088	2,428,756	$0.03088
$0.03283	533,116	5.64	$0.03283	533,116	$0.03283
$0.04	3,000,000	3.42	$0.04	3,000,000	$0.04
$0.04405	3,007,946	5.29	$0.04405	3,007,946	$0.04405
$0.04750	7,578,978	6.29	$0.04750	7,578,978	$0.04750
$0.05529	1,356,484	5.78	$0.05529	1,356,484	$0.05529
$0.06	12,000,000	2.88	$0.06	12,000,000	$0.06
$0.07	75,000	2.58	$0.07	75,000	$0.07
$0.071	1,000,000	2.82	$0.071	-	$0.071
$0.09	9,900,000	4.42	$0.09	9,900,000	$0.09
$0.10	1,500,000	099	$0.10	1,500,000	$0.10
$0.50	10,700,000	0.74	$0.50	10,700,000	$0.50
	53,080,280			52,080,280

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2010	69,207,946	$0.237
Granted	11,897,334	0.044
Exercised	—
Cancelled or expired	(22,900,000)	(0.384)
Balance at September 30, 2011	58,205,280	$0.140
Granted	1,075,000	0.071
Exercised	—	—
Cancelled or expired	(6,200,000)	(0.041)
Balance, March 31, 2012	53,080,280	$0.15

Transactions involving warrants are summarized as follows:

On October 31, 2011, warrants totaling 75,000 were issued in connection with services.  The warrants are exercisable for three years from the date of issuance at an exercise price of $0.07 per share with vesting immediately.  The fair value of the warrants  of $1,363 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 157.69% and risk free rate from 0.41% and were charged to current period operations.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

On January 25, 2012, warrants totaling 1,000,000 were issued in connection with services.  The warrants are exercisable for three years from the date of issuance at an exercise price of $0.071 per share and will vest in full on the first anniversary of the date of grant.  The fair value of the warrants  of $56,875 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 147.53% and risk free rate from 0.81% and were charged to current period operations.

Employee Stock Options

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding shares of Common Stock approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of Common Stock as stock awards and stock options thereunder. On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding shares of Common Stock approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of Common Stock.  On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of Common Stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.  On November 30, 2011, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of Common Stock issuable thereunder to 350,000,000 and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year to 50,000,000, which was approved by our stockholders at the 2012 annual meeting of stockholders held on January 27, 2012.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of Common Stock.  As of March 31, 2012, a total of 9,675,000 shares have been issued and options to purchase 127,208,825 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	3.16	$0.05	29,000,000	$0.05
$0.0585	50,000,000	6.29	$0.0585	12,500,000	$0.0585
$0.06	30,100,000	3.25	$0.06	15,000,000	$0.06
$0.065	634,825	4.68	$0.065	634,825	$0.065
$0.068	5,724,000	4.67	$0.068	5,724,000	$0.068
$0.07	2,850,000	3.11	$0.07	1,125,000	$0.07
$0.08	2,000,000	3.76	$0.08	500,000	$0.08
$0.09	1,500,000	4.42	$0.09	1,500,000	$0.09
$0.11	5,400,000	1.21	$0.11	5,400,000	$0.11
	127,208,825		$0.06	71,383,825	$0.06

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2010	66,900,000	$0.06
Granted	53,750,000	0.06
Exercised	—
Cancelled or expired	—
Outstanding at September 30, 2011	120,650,000	$0.06
Granted	6,558,825	0.067
Exercised	—
Canceled or expired	—
Outstanding at March 31, 2012	127,208,825	$0.06

Transactions involving stock options issued to employees are summarized as follows:

During the three months ended March 31, 2012, the Company granted an aggregate of 200,000 options to purchase Common Stock at exercise prices from $0.06 to $0.07 per share for five years to employees, vesting 25% per year on each anniversary of grant.  The fair values of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 149.81% to 152.56% and risk free rate from 0.82% to 1.13%.

The Company recorded $389,059 and $1,174,778 as stock compensation expense for the three and six month periods ended March 31, 2012, respectively, and $157,230 and $305,769 for the three and six month periods ended March 31, 2011, respectively, for the vesting portion of all employee options outstanding.

NOTE H- COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate use renewable annually. Total lease rental expenses for the three and six month periods ended March 31, 2012 were $64,535 and $110,302, respectively.  Total lease rental expenses for the three and six month periods ended on March 31, 2011 were $36,036 and $71,998, respectively.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

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

NOTE I - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements at March 31, 2012, the Company incurred a net loss for the six month period ended March 31, 2012 of approximately $4.0 million and has an accumulated deficit of $166 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Introduction

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA, SmartDNA, Cashield™, DNANet™ and BioMaterial™ Genotyping, our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), textiles and apparel, identity cards and other secure documents, pharmaceuticals, wine, and luxury consumer goods.

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

Recent Developments

digitalDNA.  We have launched a new product called digitalDNA™, which is a DNA-secured form of the QR (“quick read”) code.  digitalDNA is a new security tool that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new and exciting customer interface.  The product uses forensic authentication of a botanical DNA marker, sequence-encrypted within a secure QR code, and physically included within the ink used to digitally print the code. The resulting pattern or “rune” can be scanned via an Apple-approved app with an iPhone to assure originality.  These mobile scans can be performed anywhere along the supply chain without limit.  Tracking information is fed into “tunable algorithms” that use pattern recognition to automatically identify supply-chain risks, for counterfeits or product diversion.  Rapid-reading reporters, associated with the DNA marker, are also embedded in the ink, and prevent the secure code from being digitally copied.

The digitalDNA platform is designed to meet compliance specifications defined by the PCI (Payment Card Industry) Security Standards Council, the new and strict standards developed for handling credit card transactions, and HIPAA (Health Insurance Portability and Accountability Act), the stringent requirements for protecting personal health information.

We acquired rights to certain software and intellectual property pursuant to an agreement we entered into with DivineRune Inc., a secure cloud-computing specialist, in January this year.  DivineRune was issued a 3 year warrant to purchase one million shares of our common stock, par value $.001 per share (“Common Stock”) as compensation for a license to DivineRune’s patent portfolio.  We will also share revenues on any future sales of products generated as a result of this agreement.  We expect that the partnership will enhance and extend our core anti-counterfeiting, anti-diversion, and security systems into the digital track-and-trace sphere.  James A. Hayward, our President, Chairman and Chief Executive Officer, and Yacov Shamash, a member of our Board of Directors, were among the early investors in DivineRune where Mr. Sayan is the founder and CEO.  In addition, Dr. Hayward and Dr. Shamash both serve on the Board of Directors of Softheon, a document security company, where Mr. Sayan is the Founder, CEO and Chairman of the Board.

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our SigNature DNA and BioMaterial Genotyping, our principal anti-counterfeiting and product authentication solutions (“authentication services”).  We have continued to incur expenses and have limited sources of liquidity.  We expect to generate revenues  from sales of our SigNature Program, Cashield, DNANet, SmartDNA, BioMaterial Genotyping and digitalDNA.  We have developed or are currently attempting to develop business in the following target markets: cash-in-transit, semiconductor authentication, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media.  Our developments in the cash-in-transit, semiconductor authentication and textile and apparel authentication markets have contributed to the increase in our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues

For the three months ended March 31, 2012, we generated $518,402 in revenues from operations principally from the sales of authentication services. For the three months ended March 31, 2011, we generated $140,443 in revenues from operations. The increase in sales for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily caused by our continued sales efforts in expanding our product usage in our target markets.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $1,619,355 for the three months ended March 31, 2011 to $1,824,646 for the three months ended March 31, 2012. The increase of $205,291, or 13%, is primarily attributable to the cost of stock based compensation incurred in the current period compared to the same period last year.

Research and Development

Research and development expenses increased from $92,951 for the three months ended March 31, 2011 to $96,097 for the three months ended March 31, 2012. The increase of $3,146 is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended March 31, 2012, depreciation and amortization increased by $6,815 from $91,893 for the three months ended March 31, 2011 to $98,708 for the three months ended March 31, 2012.  The increase is attributable to acquisition of recent property and equipment.

Total Operating Expenses

Total operating expenses increased to $2,019,451 for the three months ended March 31, 2012 from $1,804,199 for the three months ended March 31, 2011, or an increase of $215,252 primarily attributable to an increase in equity based compensation and in R&D expenditures.

Interest Expenses

Interest expense for the three months ended March 31, 2012 decreased by $892,080 to $42,833 from $934,913 for the three months ended March 31, 2011. The decrease in interest expense was due to conversion of our debt and related reduction in our non cash amortization of debt discounts associated with our issued convertible notes.

Net Income (Loss)

Net loss for the three months ended March 31, 2012 decreased to $1,543,882 from a net loss of $2,598,669 for the three months ended March 31, 2011 primarily attributable to factors described above.

Comparison of Results of Operations for the Six Months Ended March 31, 2012 and 2011

Revenues

For the six months ended March 31, 2012, we generated $1,035,306 in revenues from operations principally from the sales of authentication services. For the six months ended March 31, 2011, we generated $458,260 in revenues from operations. The increase in sales for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 was primarily caused by our continued sales efforts in expanding our product usage in our target markets.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $2,948,564 for the six months ended March 31, 2011 to $3,977,074 for the six months ended March 31, 2012. The increase of $1,028,510, or 35%, is primarily attributable to the cost of stock based compensation and other operating costs incurred in the current period compared to the same period last year.

Research and Development

Research and development expenses increased from $113,657 for the six months ended March 31, 2011 to $174,570 for the six months ended March 31, 2012. The increase of $60,913 is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the six months ended March 31, 2012, depreciation and amortization increased by $12,365 from $184,716 for the six months ended March 31, 2011 to $197,081 for the three months ended March 31, 2012.  The increase is attributable to acquisition of recent property and equipment.

Total Operating Expenses

Total operating expenses increased to $4,348,725 for the six months ended March 31, 2012 from $3,246,937 for the six months ended March 31, 2011, or an increase of $1,101,788 primarily attributable to an increase in equity based compensation, other operating costs and in R&D expenditures.

Interest Expenses

Interest expense for the six months ended March 31, 2012 decreased by $513,720 to $640,368 from $1,154,088 for the six months ended March 31, 2011. The decrease in interest expense was due to conversion of our debt and related reduction in our non cash amortization of debt discounts associated with our issued convertible notes.

Net Income (Loss)

Net loss for the six months ended March 31, 2012 increased to $3,953,787 from a net loss of $3,942,765 for the six months ended March 31, 2011 primarily attributable to factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.  In fiscal 2010 and 2011 as well as in prior fiscal years, we have relied in part on cash infusions from our President, Chairman and Chief Executive Officer, James A. Hayward, in order to fund our operations.  During fiscal 2011, Dr. Hayward provided $750,000 in new loans. Dr. Hayward has not had to provide new loans during the six months ended March 31, 2012.  In the absence of third party investment, curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations, including our ability to meet our payroll and accounts payable obligations.

As of March 31, 2012, we had working capital of $565,503.  For the six months ended March 31, 2012, we used net cash flow in operating activities of $1,843,587 consisting primarily of year to date loss of $3,953,787.  Non cash adjustments included $824,176 in depreciation and amortization charges, $1,233,016 for equity based compensation and $507,939 for settlement of accrued interest. Additionally, we had a net increase in operating assets of $75,102 and a net decrease in operating liabilities of $379,829.

Cash flows used in investing activities for the six months ended March 31, 2012 was $47,133 from the acquisition of equipment.  No cash was provided (or used) by financing activities for the six months ended March 31, 2012.

We expect capital expenditures to be less than $200,000 in fiscal 2012.  Our primary investments will be in laboratory equipment to support prototyping and our authentication services.

Exploitation of potential revenue sources is expected to be financed primarily through the sale of equity securities and convertible debt, exercise of outstanding warrants, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors. Any issuances of preferred stock will be on such terms and conditions as are approved by our board of directors, may have rights, preferences and privileges senior to those of our Common Stock and may dilute the rights of holders of our Common Stock.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next three months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately July 2012.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Recent Debt and Equity Financing Transactions

Fiscal 2010

During the year ended September 30, 2010, we issued and sold an aggregate principal amount of $2,545,000 in secured convertible promissory notes bearing interest at 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  On January 7, 2012, all principal and interest accrued on such promissory notes has been converted pursuant to their terms into shares of our Common Stock at a conversion price equal to a 20% discount to the average volume, weighted average price of our Common Stock for the ten trading days prior to issuance.

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

We need to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond July 2012.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

Number of Employees

We currently have 22 full-time employees and three part-time employees, including two in management, 14 in operations, 8 in sales and marketing and 1 in investor relations.  We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and/ or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Going Concern

The accompanying unaudited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated December 8, 2011, have expressed substantial doubt about our ability to continue as a going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing will be available. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures,  the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were  effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

As further described above under “Management’s Discussion and Analysis—Recent Developments,” we have an agreement with DivineRune, Inc., or DivineRune, whereby DivineRune agreed to license certain software and intellectual property to us.  Under the terms of this agreement, on January 25, 2012, we issued warrants to purchase 1,000,000 shares of our Common Stock to DivineRune.  The warrants are exercisable for three years from the date of issuance at an exercise price of $0.071 per share and will vest in full on the first anniversary of the date of grant.  These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, because they were issued in a transaction not involving any public offering.

Item 6 – Exhibits

4.1*	Applied DNA Sciences, Inc. 2005 Stock Incentive Plan, as amended as of January 27, 2012, and form of employee stock option agreement thereunder

10.1*	Software Distribution Agreement, dated as of January 25, 2012, between Applied DNA Sciences, Inc and DivineRune Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS***	XBRL Instance Document

101 SCH***	XBRL Taxonomy Extension Schema Document

101 CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB***	XBRL Extension Label Linkbase Document

101 PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

Applied DNA Sciences, Inc.

Dated: May 15, 2012	/s/ JAMES A. HAYWARD, PH. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

/s/ KURT H. JENSEN
Kurt H. Jensen
Chief Financial Officer (Duly authorized officer and principal financial officer)