Form 10-Q
period 2012-06-30
APPLIED DNA SCIENCES INC
filed 2012-08-14
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
☐  Yes    ☒  No

As of August 13, 2012, the registrant had 639,700,011 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2012

Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,256,094	$2,747,294
Accounts receivable	442,767	208,587
Prepaid expenses	107,719	76,290
Total current assets	1,806,580	3,032,171

Property, plant and equipment-net of accumulated depreciation of $238,437 and $210,862, respectively	127,325	89,108

Other assets:
Deposits	36,276	23,458
Capitalized finance costs-net of accumulated amortization of $1,892,236 and $1,806,261, respectively	—	85,975

Intangible assets:
Patents, net of accumulated amortization of $34,257 (Note B)	—	—
Intellectual property, net of accumulated amortization and write off of $9,430,900 and $9,158,056, respectively (Note B)	—	272,844

Total Assets	$1,970,181	$3,503,556

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities (Note C)	$378,910	$768,061
Deferred revenue	25,000	—
Convertible notes payable, net of unamortized discount of $-0- and $541,120, (Note D)	250,000	3,730,880
Total current liabilities	653,910	4,498,941

Commitments and contingencies (Note H)	—	—

Stockholders’ equity (deficit)- (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2012 and September 30, 2011	—	—
Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 626,989,884 and 473,325,859 issued and outstanding as of June 30, 2012 and September 30, 2011, respectively	626,990	473,326
Additional paid in capital	167,929,140	160,387,716
Accumulated deficit	(167,239,859)	(161,856,427)
Total stockholders’ equity (deficit)	1,316,271	(995,385)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,970,181	$3,503,556

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Revenue	$528,574	$229,710	$1,563,880	$687,970

Operating expenses:
Selling, general and administrative	1,752,501	1,580,788	5,729,575	4,529,352
Research and development	99,958	47,988	274,528	161,645
Depreciation and amortization	103,338	91,892	300,419	276,608

Total operating expenses	1,955,797	1,720,668	6,304,522	4,967,605

NET LOSS FROM OPERATIONS	(1,427,223)	(1,490,958)	(4,740,642)	(4,279,635)

Other income (expense):
Interest expense, net	(2,422)	(664,037)	(642,790)	(1,818,125)

Net loss before provision for income taxes	(1,429,645)	(2,154,995)	(5,383,432)	(6,097,760)

Income taxes (benefit)	—	—	—	—

NET (LOSS)	$(1,429,645)	$(2,154,995)	$(5,383,432)	$(6,097,760)

Net (loss) per share-basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding-
Basic and diluted	594,931,878	351,962,281	556,036,906	350,828,973

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
	Nine months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,383,432)	$(6,097,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300,419	276,608
Fair value of vested options issued to officers, directors and employees	1,564,311	459,967
Amortization of capitalized financing costs	85,975	731,595
Amortization of debt discount attributable to convertible debentures	541,120	1,549,230
Fair value of vested warrants issued for service	58,238	567,083
Common stock issued in settlement of interest	507,939	34,960
Changes in operating assets and liabilities:
Increase in accounts receivable	(234,180)	(114,804)
(Increase) decrease in prepaid expenses and deposits	(44,247)	43,645
(Decrease) increase in accounts payable and accrued liabilities	(389,151)	348,822
Increase in deferred revenue	25,000	—
Net cash used in operating activities	(2,968,008)	(2,200,654)

Cash flows from investing activities:
Purchase of property and equipment	(65,792)	—
Net cash used in investing activities	(65,792)	—

Cash flows from financing activities:
Net proceeds from (payments of) related party advances	—	550,000
Net proceeds from sale of common stock	1,542,600	—
Net proceeds from issuance of convertible notes	—	1,645,500
Net cash provided by financing activities	1,542,600	2,195,500

Net increase in cash and cash equivalents	(1,491,200)	(5,154)
Cash and cash equivalents at beginning of period	2,747,294	17,618
Cash and cash equivalents at end of period	$1,256,094	$12,464

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash transactions:
Fair value of warrants issued for financing costs	$—	$217,971
Common stock issued in exchange for previously incurred debt	$4,022,000	$389,960

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011 are unaudited. These financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated September 30, 2011 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has generated minimum sales revenues from its services and products; it has incurred expenses and has sustained losses.  For the period from inception through June 30, 2012, the Company has accumulated losses of $167,239,859.

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
JUNE 30, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2012 and September 30, 2011, the Company recorded $25,000 and $0 deferred revenue for the respective periods.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At June 30, 2012 and September 30, 2011, the Company has deemed that no allowance for doubtful accounts was necessary.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At June 30, 2012 and September 30, 2011, property, plant and equipment consist of:

	June 30, 2012 (unaudited)	September 30, 2011
Computer equipment	$33,464	$33,464
Lab equipment	199,864	146,101
Furniture	132,434	120,405
Total	365,762	299,970
Accumulated depreciation	238,437	210,862
Property and equipment, net	$127,325	$89,108

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants. For the three and nine months ended June 30, 2012, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 646,110,663 and 641,715,691 for the three and nine months ended June 30, 2012, respectively. Fully diluted shares outstanding were 496,504,218 and 495,370,910 for the three and nine months ended June 30, 2011, respectively.

Stock Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  Stock-based compensation expense recognized under ASC 718-10 for the nine months ended June 30, 2012 and 2011 were $1,564,311 and $459,967, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

As of June 30, 2012, 127,208,825 employee stock options were outstanding with 71,383,825 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three and nine months ended June 30, 2012 included an aggregate of 59 % and 46% from two and one customer(s) of the Company’s total revenues, respectively.

Four and three customers accounted for 65% and 56% of the Company’s revenues earned from sale of products and services for the three and nine months ended June 30, 2011, respectively.

Three and four customers accounted for 74% and 77% of the Company’s total accounts receivable at June 30, 2012 and September 30, 2011, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $99,958 and $47,988 for the three month periods ended June 30, 2012 and 2011, respectively, and $274,528 and $161,645 for the nine month periods ended June 30, 2012 and 2011, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $13,244 and $68,148 as advertising costs for the three and nine month periods ended June 30, 2012 and $45,346 and $95,828 for the three and nine month periods ended June 30, 2011, respectively.

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
JUNE 30, 2012
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

NOTE B - INTANGIBLE ASSETS

Intangible assets acquired and their carrying values at June 30, 2012 and September 30, 2011 are as follows:
	June 30, 2012 (unaudited)	September 30, 2011
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total Amortized identifiable intangible assets-Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated amortization	(3,810,146)	(3,537,302)
Impairment (2006)	(5,655,011)	(5,655,011)
Net:	$0	$272,844
Residual value:	$0	$0

Total amortization expense charged to operations for the three and nine month periods ended June 30, 2012 was $90,948 and $272,844, respectively. Total amortization expense charged to operations for the three and nine months ended June 30, 2011 was $90,948 and $272,844, respectively.

 NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2012 and September 30, 2011 are as follows:

	June 30,
	2012	September 30,
	(unaudited)	2011
Accounts payable	$213,651	$165,465
Accrued consulting fees	102,500	102,500
Accrued interest payable	9,726	415,096
Accrued salaries payable	53,033	85,000
Total	$378,910	$768,061

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE D – CONVERTIBLE NOTES

Convertible notes payable as of June 30, 2012 and September 30, 2011 are as follows:

	June 30,
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note.  Amortization of $1,332 was recorded for the nine months ended June 30, 2012; and $986 and $2,957 was recorded for the three and nine months ended June 30, 2011, respectively.

 In January 2012, the Company issued an aggregate of 6,750,248 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Amortization of $26,091 was recorded for the nine months ended June 30, 2012; and $362,865 and $470,920 was recorded for the three and nine months ended June 30, 2011, respectively.

 In January 2012, the Company issued an aggregate of 11,729,821 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($76,494) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $10,479 was recorded for the nine months ended June 30, 2012; and $19,071 and $46,734 was recorded for the three and nine months ended June 30, 2011, respectively.

In November 2011, the Company issued an aggregate of 11,693,102 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($270,078) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $45,136 was recorded for the nine months ended June 30, 2012; and $67,334 and $156,867 was recorded for the three and nine months ended June 30, 2011, respectively.

On November 30, 2011, the Company issued an aggregate of 26,716,321 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Amortization of $65,159 was recorded for the nine months ended June 30, 2012; and $59,894 and $114,522 was recorded for the three and nine months ended June 30, 2011, respectively.

 In January 2012, the Company issued an aggregate of 14,921,324 shares of Common Stock in settlement of the convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($1,499,536) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $392,923 was recorded for the nine months ended June 30, 2012; and $391,576 and $732,566 was recorded for the three and nine month periods ended June 30, 2011, respectively.

On October 26, 2011, the Company issued 1,497,826 shares of Common Stock in settlement of $50,000 of convertible notes and related accrued interest.

In January 2012, the Company issued an aggregate of 44,778,815 shares of Common Stock in settlement of the remaining convertible notes and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

4% Senior Secured Convertible Promissory Note issued on July 11, 2011

On July 11, 2011, the Company issued a $250,000 related party convertible promissory note due July 11, 2012 with interest at 4% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of Common Stock at $0.0585 per share.  At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.0585 per share.  The Company has granted the note holder a security interest in all the Company’s assets.

The embedded conversion feature present in the note equaled the fair value of the underlying Common Stock at the date of issuance, therefore the Company did not record a beneficial conversion feature.

NOTE E - RELATED PARTY TRANSACTIONS

The Company’s current and former officers and stockholders advance funds to the Company for travel related and working capital purposes.  As of June 30, 2012 and September 30, 2011, there were no advances outstanding.

On July 11, 2011, the Company issued a $250,000 related party convertible promissory note due July 11, 2012 with interest at 4% per annum due upon maturity. The note is convertible at any time prior to maturity, at the holder’s option, into shares of Common Stock at $0.0585 per share.  At maturity, the note, including any accrued and unpaid interest, is automatically convertible at $0.0585 per share. The Company recorded interest expense of $4,986 for the nine months ended June 30, 2012 related to the promissory note.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock as the result of a vote of stockholders conducted on January 27, 2012 which effected an increase in the authorized shares of Common Stock from 800,000,000 to 1,350,000,000.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of June 30, 2012 and September 30 2011, there were 626,989,884 and 473,325,859 shares of Common Stock issued and outstanding, respectively.

During the nine month periods ended June 30, 2012 and 2011, the Company has expensed $58,238 and $567,083 related to stock based compensation, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE G - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of Common Stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	2,428,756	5.42	$0.03088	2,428,756	$0.03088
$0.03283	533,116	5.39	$0.03283	533,116	$0.03283
$0.04	3,000,000	3.17	$0.04	3,000,000	$0.04
$0.04405	3,007,946	5.04	$0.04405	3,007,946	$0.04405
$0.04750	7,578,978	6.04	$0.04750	7,578,978	$0.04750
$0.05529	1,356,484	5.53	$0.05529	1,356,484	$0.05529
$0.06	12,000,000	2.63	$0.06	12,000,000	$0.06
$0.07	75,000	2.33	$0.07	75,000	$0.07
$0.071	1,000,000	2.57	$0.071	—	$0.071
$0.09	9,900,000	4.18	$0.09	9,900,000	$0.09
$0.10	1,500,000	0.74	$0.10	1,500,000	$0.10
$0.50	9,700,000	0.54	$0.50	9,700,000	$0.50
	52,080,280			51,080,280

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2010	69,207,946	$0.237
Granted	11,897,334	0.044
Exercised	—
Cancelled or expired	(22,900,000)	(0.384)
Balance at September 30, 2011	58,205,280	$0.140
Granted	1,075,000	0.071
Exercised	—	—
Cancelled or expired	(7,200,000)	(0.10)
Balance, June 30, 2012	52,080,280	$0.14

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
JUNE 30, 2012
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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of Common Stock.  As of June 30, 2012, a total of 9,675,000 shares have been issued and options to purchase 127,208,825 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	2.91	$0.05	29,000,000	$0.05
$0.0585	50,000,000	6.04	$0.0585	12,500,000	$0.0585
$0.06	30,100,000	3.00	$0.06	15,000,000	$0.06
$0.065	634,825	4.44	$0.065	634,825	$0.065
$0.068	5,724,000	4.42	$0.068	5,724,000	$0.068
$0.07	2,850,000	3.04	$0.07	1,125,000	$0.07
$0.08	2,000,000	3.52	$0.08	500,000	$0.08
$0.09	1,500,000	4.18	$0.09	1,500,000	$0.09
$0.11	5,400,000	0.96	$0.11	5,400,000	$0.11
	127,208,825		$0.06	71,383,825	$0.06

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2010	66,900,000	$0.06
Granted	53,750,000	0.06
Exercised	—
Cancelled or expired	—
Outstanding at September 30, 2011	120,650,000	$0.06
Granted	6,558,825	0.067
Exercised	—
Canceled or expired	—
Outstanding at June 30, 2012	127,208,825	$0.06

The Company recorded $389,533 and $1,564,311 as stock compensation expense for the three and nine  month periods ended June 30, 2012, respectively, and $154,499 and $459,968 for the three and nine month periods ended June 30, 2011, respectively, for the vesting portion of all employee options outstanding.

NOTE H- COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate use renewable annually. Total lease rental expenses for the three and nine month periods ended June 30, 2012 were $63,200 and $173,502, respectively.  Total lease rental expenses for the three and nine month periods ended on June 30, 2011 were $36, 056 and $108,054, respectively.

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
JUNE 30, 2012
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

Smartwater, Ltd v. Applied DNA Sciences, Inc. (no. 1:12 cv- 11009-PBS)

On June 6, 2012, a complaint for patent infringement was filed against the Company by Smartwater, Ltd. in the United States District Court for the District of Massachusetts in an action entitled Smartwater, Ltd. v. Applied DNA Sciences, Inc., No. 1:12-cv-11009-PBS.  The complaint alleges that the Company infringed one or more claims under two of plaintiff’s patents by selling or offering for sale, manufacturing and using certain of the Company’s products, by inducing others to infringe and by contributing to infringement by others.  The plaintiff seeks injunctive relief as well as awards of damages and attorneys’ fees.  The Company has not yet been served with the complaint.  The Company believes that none of its products infringed any claims under either of plaintiff’s patents and moreover notes that one of plaintiff’s patents has expired.  The Company denies the allegations in the complaint, believes they are without merit and intends to defend the action vigorously.

NOTE I - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements at June 30, 2012, the Company incurred a net loss for the nine month period ended June 30, 2012 of approximately $5.4 million and has an accumulated deficit of $167.2 million. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J - SUBSEQUENT EVENTS

On August 10, 2012, the Company closed a private placement of its common stock. The Company issued and sold 8,265,683 shares of its common stock at a purchase price of $0.04336 per share to “accredited investors,” as defined in regulations promulgated under the Securities Act, for gross proceeds of $358,400. A registered broker dealer firm acted as the placement agent with respect to the private placement. In connection with the private placement, the Company paid placement agent commissions and discounts aggregating $25,088. In addition, the placement agent was issued a warrant with a five-year term to purchase 661,255 shares of common stock with an exercise price of $0.04336 per share.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Quarterly Report contains forward-looking statements, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

Introduction

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA, SmartDNA, Cashield™, DNANet™, BioMaterial™ Genotyping and digitalDNA™, our principal anti-counterfeiting product authentication and crime prevention solutions, can be used in numerous industries, including but not limited to cash-in-transit (transport and storage of banknotes), textiles and apparel, semiconductors, identity cards and other secure documents, pharmaceuticals, wine, and luxury consumer goods.

SigNature DNA. We use the DNA of plants to manufacture highly customized and encrypted botanical DNA markers, or SigNature DNA Markers, which we believe are virtually impossible to replicate. We have embedded SigNature DNA Markers into a range of our customers’ products, including various inks, dyes, textile treatments, thermal ribbon, thread, varnishes and adhesives. These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication. Our SigNature DNA solution provides a secure, accurate and cost-effective means for users to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items, such as recovered banknotes, branded textiles and apparel products, semiconductors, pharmaceuticals and cosmetic products, identity cards and other secure documents, digital media, artwork and collectibles and fine wine. Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

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

digitalDNA.  We have launched a new product called digitalDNA, which is a DNA-secured form of the QR (“quick read”) code.  digitalDNA is a new security tool that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new and exciting customer interface.  The product uses forensic authentication of a botanical DNA marker, sequence-encrypted within a secure QR code, and physically included within the ink used to digitally print the code. The resulting pattern or “rune” can be scanned via an Apple-approved app with an iPhone to assure originality.  These mobile scans can be performed anywhere along the supply chain without limit.  Tracking information is fed into “tunable algorithms” that use pattern recognition to automatically identify supply-chain risks, for counterfeits or product diversion.  Rapid-reading reporters, associated with the DNA marker, are also embedded in the ink, and prevent the secure code from being digitally copied.

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

Plan of Operations

General

To date, the substantial portion of our revenues has been generated from sales of our SigNature DNA and BioMaterial Genotyping, our principal anti-counterfeiting and product authentication solutions (“authentication services”).  We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet anticipated future demand.  We have limited sources of liquidity.  We expect to generate revenues  from sales of our SigNature Program, Cashield, DNANet, SmartDNA, BioMaterial Genotyping and digitalDNA.  We have developed or are currently attempting to develop business in the following target markets: cash-in-transit, semiconductor authentication, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, art and collectibles, and digital and recording media.  Our developments in the cash-in-transit, semiconductor authentication and textile and apparel authentication markets have contributed to the increase in our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

Revenues

For the three months ended June 30, 2012, we generated $528,574 in revenues from operations principally from the sales of authentication services. For the three months ended June 30, 2011, we generated $229,710 in revenues from operations. The increase in sales for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily caused by our continued sales efforts in expanding our product usage in our target markets.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $1,580,788 for the three months ended June 30, 2011 to $1,752,501 for the three months ended June 30, 2012. The increase of $171,713, or 11%, is primarily attributable to the cost of stock based compensation incurred in the current period compared to the same period last year.

Research and Development

Research and development expenses increased from $47,988 for the three months ended June 30, 2011 to $99,958 for the three months ended June 30, 2012. The increase of $51,970 is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended June 30, 2012, depreciation and amortization increased by $11,446 from $91,892 for the three months ended June 30, 2011 to $103,338 for the three months ended June 30, 2012.  The increase is attributable to acquisition of recent property and equipment.

Total Operating Expenses

Total operating expenses increased to $1,955,797 for the three months ended June 30, 2012 from $1,720,668 for the three months ended June 30, 2011, or an increase of $235,129 primarily attributable to an increase in equity based compensation and in R&D expenditures.

Interest Expenses

Interest expense for the three months ended June 30, 2012 decreased by $661,615 to $2,422 from $664,037 for the three months ended June 30, 2011. The decrease in interest expense was due to conversion of our debt and related reduction in our non cash amortization of debt discounts associated with our issued convertible notes.

Net Income (Loss)

Net loss for the three months ended June 30, 2012 decreased to $1,429,645 from a net loss of $2,154,995 for the three months ended June 30, 2011 primarily attributable to factors described above.

Comparison of Results of Operations for the Nine Months Ended June 30, 2012 and 2011

Revenues

For the nine months ended June 30, 2012, we generated $1,563,880 in revenues from operations principally from the sales of authentication services. For the nine months ended June 30, 2011, we generated $687,970 in revenues from operations. The increase in sales for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 was primarily caused by our continued sales efforts in expanding our product usage in our target markets.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $4,529,352 for the nine months ended June 30, 2011 to $5,729,575 for the nine months ended June 30, 2012. The increase of $1,200,223, or 26%, is primarily attributable to the cost of stock based compensation and other operating costs incurred in the current period compared to the same period last year.

Research and Development

Research and development expenses increased from $161,645 for the nine  months ended June 30, 2011 to $274,528 for the nine  months ended June 30, 2012. The increase of $112,883 is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the nine months ended June 30, 2012, depreciation and amortization increased by $23,811 from $276,608 for the nine months ended June 30, 2011 to $300,419 for the nine months ended June 30, 2012.  The increase is attributable to acquisition of recent property and equipment.

Total Operating Expenses

Total operating expenses increased to $6,304,522 for the nine months ended June 30, 2012 from $4,967,605 for the nine months ended June 30, 2011, or an increase of $1,336,917 primarily attributable to an increase in equity based compensation, other operating costs and in R&D expenditures.

Interest Expenses

Interest expense for the nine months ended June 30, 2012 decreased by $1,175,335 to $642,790 from $1,818,125 for the nine  months ended June 30, 2011. The decrease in interest expense was due to conversion of our debt and related reduction in our non cash amortization of debt discounts associated with our issued convertible notes.

Net Income (Loss)

Net loss for the nine months ended June 30, 2012 decreased to $5,383,432 from a net loss of $6,097,760 for the nine months ended June 30, 2011 primarily attributable to factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements, indebtedness payments and research and development expenditure funding.  Historically, we have financed our operations through the sale of equity and convertible debt as well as borrowings from various credit sources.  In fiscal 2010 and 2011 as well as in prior fiscal years, we have relied in part on cash infusions from our President, Chairman and Chief Executive Officer, James A. Hayward, in order to fund our operations.  During fiscal 2011, Dr. Hayward provided $750,000 in new loans. Dr. Hayward has not had to provide new loans during the nine months ended June 30, 2012.  In the absence of third party investment, curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations, including our ability to meet our payroll and accounts payable obligations.

As of June 30, 2012, we had working capital of $1,152,670.  For the nine months ended June 30, 2012, we used net cash flow in operating activities of $2,968,008 consisting primarily of year to date loss of $5,383,432.  Non cash adjustments included $927,514 in depreciation and amortization charges, $1,622,549 for equity based compensation and $507,939 for settlement of accrued interest. Additionally, we had a net increase in operating assets of $278,427 and a net decrease in operating liabilities of $364,151.

Cash flows used in investing activities for the nine months ended June 30, 2012 was $65,792 from the acquisition of equipment.  Cash provided by financing activities for the nine months ended June 30, 2012 was $1,542,600 consisting of the proceeds from the sale of common stock.

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

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations until approximately November 2012.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Fiscal 2012 (through June 30, 2012)

On June 21, 2012, we closed a private placement of our Common Stock.  We issued and sold 35,576,568 shares of Common Stock at a purchase price of $0.04336 per share (which is equal to a 20% discount to the average volume, weighted average price of the Common Stock for the ten trading days prior to the closing) to an “accredited investor,” as defined in regulations promulgated under the Securities Act, for gross proceeds of $1,542,600.

Subsequent Events

On August 10, 2012, the Company closed a private placement of its common stock. The Company issued and sold 8,265,683 shares of its common stock at a purchase price of $0.04336 per share to “accredited investors,” as defined in regulations promulgated under the Securities Act, for gross proceeds of $358,400. A registered broker dealer firm acted as the placement agent with respect to the private placement. In connection with the private placement, the Company paid placement agent commissions and discounts aggregating $25,088. In addition, the placement agent was issued a warrant with a five-year term to purchase 661,255 shares of common stock with an exercise price of $0.04336 per share.

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

We need to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond November 2012.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $50,000 on the acquisition of leasehold improvements during the next 12 months.  To manage our expected growth, if any, over the next 2 to 3 years, we anticipate seeking additional space.

Number of Employees

We currently have 25 full-time employees and two part-time employees, including two in management, 17 in operations, 7 in sales and marketing and 1 in investor relations.  We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and/ or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.  As of June 23, 2012,the Company began working with Insperity Inc. to help us manage many of the back-end administrative human resources responsibilities of our Company.  This change is being done to provide Fortune 500 type benefits to our current employees, making the Company more attractive to new hires as well as saving the Company money by not having to build out an internal HR department at this point in time.  Insperity Inc. is a publicly traded company (NYSE: NSP) that supports businesses with payroll, medical benefits, 401k, online-training, and human resources services and support.

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

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures,  the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were  effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. – Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. See Note H, “Commitments and Contingencies –Litigation,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings as well as Item 8.01 of the Form 8-K dated June 21, 2012.

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

Applied DNA Sciences, Inc.

Dated: August 14, 2012	/s/ JAMES A. HAYWARD, PH. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

/s/ KURT H. JENSEN
Kurt H. Jensen
Chief Financial Officer (Duly authorized officer and principal financial officer)