Form 10-K
period 2012-09-30
APPLIED DNA SCIENCES INC
filed 2012-12-20
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes          ☒  No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock quoted on the OTC Bulletin Board as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2012), was approximately $23.8 million.  Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2012 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 20, 2012, the Registrant had outstanding 656,935,238 shares of Common Stock, par value $0.001 per share.

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

Overview

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA, SmartDNA®, DNANet®, BioMaterial Genotyping™, digitalDNA™, and Cashield®, our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), microcircuits and other electronics, homeland security, textiles and apparel, identity cards and other secure documents, law enforcement, pharmaceuticals, wine, and luxury consumer goods.

SigNature DNA.  We use the DNA of plants to manufacture highly customized and encrypted botanical DNA markers, or SigNature DNA Markers, which we believe are virtually impossible to replicate.  We have embedded SigNature DNA Markers into a range of our customers’ products, including various inks, dyes, textile treatments, thermal ribbon, thread, varnishes and adhesives.  These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication.  Our SigNature DNA solution provides a secure, accurate and cost-effective means for users to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items, such as recovered banknotes, branded textiles and apparel products, microcircuits and other electronics, pharmaceuticals and cosmetic products, identity cards and other secure documents, digital media, artwork and collectibles and fine wine.  Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

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

DNANet.  We have recently developed DNANet tactical DNA products for law enforcement, in the form of DNA-marked sprays and liquids.  These products, which are being marketed to global police forces, were created to help link criminals to crimes.  DNANet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication.  DNANet is now included in the SmartDNA family of products.

BioMaterial GenoTyping.  Our BioMaterial GenoTyping solution refers to the development of genetic assays to distinguish between varieties or strains of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods, that contain their own source DNA.  We have developed two proprietary genetic tests (FiberTyping™ and PimaTyping™) to track American Pima cotton from the field to finished garments.  These genetic assays provide the textile industry with what we believe to be the first authentication tools that can be applied throughout the U.S. and global textile industry by cotton growers, mills, wholesalers, distributors, manufacturers and retailers through trade groups and government agencies.

digitalDNA.  digitalDNA is a DNA-secured form of the QR (“quick read”) code.  digitalDNA is a new security tool that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new and exciting customer interface.  The product uses forensic authentication of a botanical DNA marker, sequence-encrypted within a secure QR code, and physically included within the ink used to digitally print the code.  The resulting pattern or “rune” can be scanned via an Apple-approved app with an iPhone to assure originality.  These mobile scans can be performed anywhere along the supply chain without limit.  Tracking information is fed into “tunable algorithms” that use pattern recognition to automatically identify supply-chain risks, for counterfeits or product diversion.  Rapid-reading reporters, associated with the DNA marker, are also embedded in the ink, and prevent the secure code from being digitally copied.

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

Industry Background

The Company is focusing its efforts on the cash-in-transit, microcircuit and other electronics and textile and apparel  businesses and the general anti-counterfeiting industry.

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

Microcircuits and other electronics.  In 2011, the General Accounting Office (GAO) issued, under the name of an imaginary OEM, open RFPs on the internet for electronic parts.  All of the part numbers requested were either post-production or entirely fictional.  The GAO received seven prototype parts in response to its RFP: every single one was counterfeit.  The U.S. Chamber of Commerce estimates that the global market for counterfeit electronics may be as large as $10 billion.  The explicit costs of counterfeits to the primes start with loss of revenue, licensing fees, and royalties, which in semiconductors are estimated to be about 2% of TAM (Total Addressable Market) (Jack Stradley, Jack Stradley Consulting, “The Cost of Counterfeiting,” p. 6, presentation delivered at Center for Advanced Life Cycle Engineering, Winter, 2012).  In the over $300 billion semiconductor global market for 2011 this would amount to $15 billion (IHS iSupply, “Preliminary Worldwide Ranking of Top Twenty Suppliers of Semiconductors in 2011”).

Textiles and Apparel.  Products containing premium Extra Long Staple cotton, like Egyptian Giza, Peruvian and American Pima, are recognized by retailers and consumers as being the highest quality cotton in the industry.  These refined high end cottons are well regarded due to their durability and quality which, in turn, typically commands premium pricing. According to Havocscope and the Coalition Against Counterfeiting and Piracy, the market value of counterfeit clothing is $12 billion.  In recent years, apparel accounted for 14% of the total counterfeit goods seized by U.S. agencies.

Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide.  The International Anticounterfeiting Coalition (IACC) reports that counterfeiting and piracy cost the U.S. economy between $200-$500 billion per year, or an estimated 750,000 American jobs, and pose a real threat to consumer health and safety.  The IACC also estimates that the loss associated with counterfeiting has increased 10,000 percent in the past twenty years, to as much as $650 billion per year globally.  Additionally, the ICC (International Chamber of Commerce) in February 2011 issued an updated report on counterfeiting and piracy that states that the global economic and social impacts of counterfeiting and piracy could reach $1.7 trillion by 2015 and put 2.5 million legitimate jobs at risk each year.

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

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors Counterfeit prescription pharmaceuticals are a growing trend, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers.  The Food and Drug Administration estimates that counterfeit drugs account for 10% of all drugs sold in the United States.  The World Health Organization (WHO) estimates the annual worldwide “take” from counterfeit drugs to be £13 billion (approximately $20 billion USD), a figure that is expected to double by the end of this decade.  In some countries, counterfeit prescription drugs comprise as much as 70 percent of the drug supply and have been responsible for thousands of deaths in some of the world’s most impoverished nations, according to the WHO.  Counterfeit pharmaceuticals are estimated to be a billion-dollar industry, though some estimate it to be much larger.  The Center for Medicine in the Public Interest estimates that in 2010, activities related to counterfeit drugs generated $75 billion, based on information obtained from government organizations.  This is expected to grow by 20 percent annually in the coming years.  In 2012, the WHO reported that in over 50% of cases, medicines purchased over the Internet from illegal sites that conceal their physical address have been found to be counterfeit.  According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.  The challenges presented by traditional counterfeiters have recently been supplemented by the many websites, from direct retailers to auction sites, that offer counterfeit prescription drugs online.  As a result, the pharmaceutical industry and regulators are examining emerging anti-counterfeit technologies, including radio-frequency identification tags and electronic product codes, known as EPCs, to help stem the wave of counterfeit drugs and better track legitimate drugs from manufacturing through the supply chain.

The digital and recording media industry, including the segment that records computer software on compact discs, has long been a victim of piracy, or the production of illegal copies of genuine media or software, and the counterfeiting and distribution of imitation media or software.  Compact discs, DVDs, videotapes, computer software and other digital and recording media that appears identical to genuine products are sold at substantial discounts by vendors at street and night markets, via mail order catalogs and on the internet at direct retail websites or at auction sites.  In 2012, the Business Software Alliance (“BSA”) reported that the rate of global software piracy was 42% percent in 2011, holding steady from the previous year, which was the second highest rate in the study’s history. The BSA also reported the commercial value of unlicensed software put into the market in 2011 totaled over $63 billion. According to IACC and ICC, currently digitally pirated music, movies and software account for between $30 billion and $75 billion.

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

As more and more companies in each of these markets begin to address the problem of counterfeiting, we expect that different systems will compete to be the leading standards by which products can be tracked across world markets.  Historically, counterfeiting, product diversion and other types of fraud have been combatted by embedding various authentication systems and rare and easily distinguishable materials into products, such as radio frequency identification (“RFID”) devices and banknote threads in packaging, integrated circuit chips and magnetic strips in automatic teller machine cards, holograms on currency, elemental taggants in explosives, and radioactivity and rare molecules in crude oil.  These techniques are effective but have generally been reverse-engineered and replicated by counterfeiters, which limit their usefulness as forensic methods for authentication of the sources of products and other items.

Our Offerings

SigNature DNA

We believe our SigNature DNA offering is as broadly applicable, convenient and inexpensive as existing authentication systems, while highly resistant to reverse-engineering or replication, so that it can either be applied independently or supplement existing systems in order to allow for a forensic level of authentication of the sources of a broad range of items, such as electronics, microcircuits, textiles, cash-in-transit, artwork and collectibles, fine wine, consumer products, digital and recording media, pharmaceuticals, financial instruments, identity cards and official documents.  Each SigNature DNA Marker is first designed and manufactured to be a highly customized and encrypted botanical DNA marker.  The SigNature DNA Marker is then encapsulated and stabilized so that it is resistant to heat, organic solvents, chemicals and most importantly, ultraviolet, or UV radiation.  Once it has been encapsulated, our SigNature DNA Embedment system can be used to embed the SigNature DNA Marker directly onto products or other items or into special inks, threads and other media, which in turn can be incorporated into packaging or products.  Once it is embedded, our SigNature polymerase chain reaction (PCR) Kits can provide rapid forensic level authentication of specific SigNature DNA Markers.

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

DNANet

In 2010, we developed DNANet tactical DNA products for law enforcement, in the form of DNA-marked fixative sprays and liquids as well as transferable grease.  These products, being marketed to global police forces were created to help link criminals to crimes.  DNANet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication.  DNANet is now included in the SmartDNA family of products.

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

We believe our BioMaterial Genotyping allows us to:

●	Identify U.S. produced Pima cotton;

●	Establish an authentication protocol for cotton and other biomaterials; and

●	Deter counterfeits and protect the integrity of brands.

We believe our two genetic assays accurately distinguish between:

●	Pima cotton (G. barbadense) and upland cotton (G. hirsutum) (cultivars in mature cotton fibers and in cotton fabrics (Fibertyping); and

●	American Pima and Extra Long Staple (ELS) Pima cotton (Pimatyping).

We believe that our DNA extraction protocol and methodologies are more effective than existing forensic systems.  We believe that the combination of our SigNature DNA and BioMaterial Genotyping solutions covers the total authentication market, is applicable to multiple industry verticals, and can mark physical products on the front end and authenticate forensic DNA sequences on the back end.

digitalDNA

digitalDNA is a DNA-secured form of the QR (“quick read”) code.  digitalDNA is a new security tool that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new and exciting customer interface.  The product uses forensic authentication of a botanical DNA marker, sequence-encrypted within a secure QR code, and physically included within the ink used to digitally print the code.  The resulting pattern or “rune” can be scanned via an Apple-approved app with an iPhone to assure originality.  These mobile scans can be performed anywhere along the supply chain without limit.  Tracking information is fed into “tunable algorithms” that use pattern recognition to automatically identify supply-chain risks, for counterfeits or product diversion.  Rapid-reading reporters, associated with the DNA marker, are also embedded in the ink, and prevent the secure code from being digitally copied.

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

Our Strategy

To date, the substantial portion of our revenues has been generated from sales of our Signature DNA and BioMaterial Genotyping, our principal anti-counterfeiting and product authentication solutions.  We expect to continue to grow revenues from sales of our SigNature DNA, Cashield, DNANet, SmartDNA, digitalDNA and BioMaterial Genotyping offerings.  Key aspects of our strategy include:

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

Target Potential High-Volume Markets

We will continue to focus our efforts on target vertical markets that are characterized by a high level of vulnerability to counterfeiting, product diversion, piracy, fraud, identity theft, and unauthorized intrusion into physical locations and databases.  Today our target markets include homeland security, cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, fine wine, law enforcement, art and collectibles, and digital and recording media.  If and when we have significantly penetrated these markets, we intend to expand into additional related high volume markets.

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

Target Markets

We have begun offering our products and services in Europe and the United States and are targeting the following principal markets:

Homeland Security

The U.S. military is facing the challenge of the increasing intrusion of counterfeit electronics and other parts into its supply lines.  This problem is not limited to electronics.  Foreign suppliers using substandard materials could be producing rivets, bolts and screws that hold together everything from missile casings to ship ladders.  The explosion of counterfeit parts is being driven by an expanding global economy and an emphasis on low-price contracting — both of which come as the U.S. Department of Defense is relying more heavily on older platforms, with parts that are becoming obsolete.

On September 9, 2010, Homeland Security Newswire published an article “Fake chips from China threaten U.S. military systems” in which a U.S. Chamber of Commerce estimate finds that the global market for counterfeit electronics may be as large as $10 billion.  While these references include daunting statistics, the underlying problem has not changed because there is no satisfactory technological solution.  Senate hearings in November 2011 revealed the discovery of over 1,800 incidents, totaling over 1 million parts, of counterfeit electronic parts in the defense supply chain.  According to the semiconductor industry, counterfeiting results in a $7.5 billion loss in revenue annually as well as a loss of 11,000 U.S. jobs.

DNA-marking protects the consumer, the government and our service men and women.  The manufacturers can ensure that only properly screened, original product goes to users.  The same DNA marking can then protect the manufacturers themselves in the form of returned product which they must replace or repair.  Broadly applicable, DNA marking could be disseminated as industry best practices and military standards.

The Defense Logistics Agency, a component of the U.S. Department of Defense, has launched a new requirement that defense contractors provide items that have been marked with botanically-generated DNA produced by us or our authorized licensees.  DNA marking must begin on items falling within Federal Supply Class (FSC) 5962, Electronic Microcircuits, which have been determined to be at high risk for counterfeiting.  A new clause at Defense Logistics Acquisition Directive (DLAD) 52.211-9074, Deoxyribonucleic Acid (DNA) Marking on High Risk Items, will be included in new solicitations and contracts for FSC 5962 items when the item description states that the item requires DNA marking.

Our SigNature DNA solution can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to military organizations and other companies supplying microelectronics and similar products globally in need of securing their supply chains.

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

We are able to incorporate our SigNature DNA Markers in cash degradation inks, including our Cashield degradation inks that are used in the cash-in-transit industry.  This solvent-based ink marks bank notes if the cash box is compromised and has the ability to penetrate the bank notes rapidly and permanently.  We believe our SigNature DNA Markers are more resilient and detectable than other competing products.  We believe that our Cashield degradation inks have exhibited superior penetration, binding, fluorescence and wash resistant properties than other competing products.

Textile and Apparel Authentication

Cotton classification and the authentication of cotton geographic origin are issues of global significance, important to brand owners and to governments that must regulate international cotton trade.  We believe that our SigNature DNA and BioMaterial Genotyping solutions could have significant potential applications for the enforcement of cotton trade quotas in the U.S. and across the globe, and for legislated quality improvement within the industry.  We believe that similar issues face the wool and other natural product industries and have begun to introduce our products to these markets as well.

SigNature DNA can be incorporated at any point in the textile supply chain as a means to link a genuine product to its original source of manufacture.  Our botanical DNA markers can easily be applied to raw cotton fiber, thread, yarn, woven labels or to the finished garment.  Our technology has proven useful in determining the authenticity of such commonly counterfeited products as Pima cotton and Yorkshire wool.

Products containing premium Extra Long Staple cotton, like Egyptian Giza, Peruvian and American Pima, are recognized by retailers and consumers as being the highest quality cotton in the industry.  These refined high end cottons are well regarded due to their durability and quality which, in turn, typically commands premium pricing.  In order to preserve the quality and performance of premium cotton products, cotton growers and manufacturers are using state-of-the-art technology, known as FiberTyping™, to verify that the original Extra Long Staple cotton fibers are used in the finished product.

In addition, our digitalDNA system can be used to provide track and trace capability for labels on finished garments to protect against counterfeiting and diversion.

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

Fine Wine

Vintners and purveyors of fine wine are also vulnerable to counterfeiting or product diversion.  We believe our SigNature and BioMaterial Genotyping solutions can provide vintners, purveyors of fine wines and organizations within the wine community several benefits:

●	Verified authenticity increases potential customers’ confidence in the product and their purchase decision;

●	For the vintner, the SigNature and BioMaterial Genotyping solutions can strengthen brand support and recognition, and offers the potential for improved marketability and sales; and

●
SigNature DNA Markers can be embedded in bottles, labels, or both at the winery, and easily authenticated at the location of the wine distributor or auctioneer; BioMaterial Genotyping allows the identification of wine based on the varietal of grape and the region in which it is grown.

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

Art and Collectibles

The fine art and collectibles markets are particularly vulnerable to counterfeiting, forgeries and fraud.  Phony artwork and collectibles are often sold with fake or questionable signatures or attributions.  We believe our SigNature DNA Markers can safely be embedded directly in, and so can be used to designate and then authenticate, all forms of artwork and collectibles, including paintings, books, porcelain, marble, stone, bronzes, tapestries, glass and fine woodwork, including frames.  We believe they can also be embedded in any original supporting documentation related to the artwork or collectible, the signature of the artist and any other relevant material that would provide provenance, such as:

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

Digital and Recording Media

The digital and recording media industry, including the segment that records computer software on compact discs, faces significant threats from piracy and the counterfeiting and distribution of imitation media or software.  In 2012 the Business Software Alliance (“BSA”) reported that in 2011, the United States software industry lost $9.8 billion as a result of software piracy.  An independent study conducted by IDC for the BSA reported that 20 percent of software in the United States is unlicensed.  Our SigNature DNA Markers can be embedded onto digital and recording media products, such as CDs, DVDs, videotapes and computer software, as well as the packaging of these products.

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

SigNature DNA Embedment

Our patented embedment system allows us to incorporate our SigNature DNA Markers into a broad variety of media, such as inks, dyes, textile treatments, thermal ribbon thread, laminates, glues, threads, varnishes, adhesives and petroleum and petroleum derivatives.

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

Embedding the SigNature DNA Marker

Our SigNature DNA Markers may be directly embedded in products or other items, or otherwise embedded into media that is incorporated in or attached to the product or item.  For example, we can embed SigNature DNA Markers directly in paper, metal, plastics, stone, ceramic, and other materials.  Media in which we can embed SigNature DNA Markers include:

SigNature DNA Ink:  Our SigNature DNA Ink can be applied directly or on a label that is then affixed to the product or item.  SigNature DNA Ink is highly durable and degradation resistant.  SigNature DNA Ink can be visible (colored) or invisible.  This makes it possible to mark products with a visible, or overt, and/or invisible, or covert, SigNature DNA Marker on any tangible surface such as a label.  The location of covert Signature DNA Markers on a product are recorded and stored in a secure database.  Similar media like varnish and paints can also be used instead of ink.  Examples of where our SigNature DNA Inks can be used include:

●	electronics, microchips;

●	artwork and collectibles (paintings, artifacts, antiques, stamps, coins, documents, collectibles and memorabilia);

●	corporate documents (confidential, date and time dependent documents or security clearance documents);

●	financial instruments (currency, stock certificates, checks, bonds and debentures);

●	retail items (event tickets, VIP tickets, clothing labels, luxury products);

●	pharmaceuticals (tablet, capsule and pill surface printing); and

●	other miscellaneous items (lottery tickets, inspection stamps, custom seals, passports and visas, etc.).

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

Cashield Security Ink:  In 2010, we developed a new product line, Cashield, which is a family of cash degradation inks that permanently stain bank notes stolen from cash-handling or ATM systems.  Cashield extends our offering beyond our prior singular product, AzSure®, to a family of security inks that include Red, Violet, Green, Teal, Indigo, and the original AzSure® Blue.  Current degradation dyes suffer from a critical technical weakness, as the dyes may be removed by the use of solvents.  We initiated the development of Cashield in response to demand for a more effective carrier for our SigNature DNA markers.  Cashield has been certified for use in the EU by the Laboratoire National de Métrologie et d’Essais (LNE) and passed all 47 individual dye penetration and wash-out-resistance tests.  Additionally, a CViT study presented by the University of Leeds cited Cashield AzSure Blue ink as having improved performance versus staining inks from other suppliers.  In this study, the AzSure Blue ink was tested across a range of currencies, including British pounds, Euros, and U.S. dollars.  The evaluation involved exposure to numerous industrial solvents.  Final analysis of the results concluded that the AzSure Blue ink was bound strongly in five seconds or less to a variety of banknotes, and could not be removed with any solvent.

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

SmartDNA: In 2011, we introduced SmartDNA is a unique and patented security system based on botanical DNA, a new and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables.  The system contains a water-based, non-toxic spray which may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime.  Each SmartDNA product is designed to be unique to each store, warehouse or sting operation allowing the police and prosecutors to link criminals to the crimes.  In 2012 DNANet was incorporated into the SmartDNA family of products.

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

Level 2 Forensic DNA Authentication:  When a forensic level of authentication is necessary, we offer in-house PCR based DNA analysis in approximately 2 - 4 hours.

Level 3 Forensic DNA Authentication:  When a forensic level of authentication is necessary, we offer in-house forensic DNA authentication that will confirm authentication sequences in approximately 24 hours.

Sales and Marketing

As of December 20, 2012, we had nine employees engaged in sales and marketing.  We expect to hire additional sales directors and/or consultants to assist us with sales and marketing efforts with respect to our target vertical markets.

Research and Development

Our research and development efforts are primarily focused on incorporating DNA into carriers (such as ink or textile treatments), and authenticating DNA from the marked substrates. As part of this effort, we typically conduct feasibility and pilot testing to ensure that DNA application methods are compatible with the customer’s manufacturing and logistic processes, and that they can be implemented in a cost effective manner. In some cases, the DNA application methods may undergo wash-out and/or adherence tests to ensure that DNA can be authenticated even if it is subjected to aggressive removal techniques. We are also actively involved in identifying new formulation development, and new application methods that provide even better adhesion of DNA to substrates, and more homogeneous distribution of the DNA onto the surface. In short, we have considerable experience working with a wide range of carriers and substrates, and authenticating them even years after they have been applied onto the surface. We believe that our continued development of new and enhanced technologies relating to our core business is essential to our future success.

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

Distribution of our Products and Commercial Agreements

Cash-in-Transit.  We can use our SigNature DNA platform to offer a forensic security solution for banks and institutions operating in the cash-in-transit industry, including automated teller machine (ATM) operations and banknote transportation and storage.  We can embed our SigNature DNA Marker into cash degradation inks that are placed in cash-in-transit boxes.  If a cash box is compromised or illegally accessed, the security device discharges the liquid cash degradation dye into the banknotes, which can be detected after the banknotes are recovered by police.  Since January 2008, we have been engaged with Loomis Group U.K., a cash-handling company, and Spinnaker International, a cash-in-transit box manufacturer, pursuant to which we provide signature DNA for use in boxes and authentication and expert witness reports.  In July 2009, we joined Banknote Watch, a national U.K.-based crime prevention initiative.

3SI Agreement.  On August 9, 2011, we entered into a Supplier Agreement, dated as of August 3, 2011 (the “Supplier Agreement”), with 3SI Security Systems, Inc., a manufacturer and seller of asset protection security systems based on ink and smoke staining as well as GPS technology (“3SI”).  On the same date, we also entered into a License Agreement with 3SI, dated as of August 3, 2011 (the “License Agreement”).  Under the terms of the Supplier Agreement, 3SI will purchase DNA markers and related products (“Markers”) from us to be incorporated into products subject to certain patents (“Licensed Patents”) owned by 3SI (the “Products”).  Pursuant to the License Agreement, 3SI granted a nonexclusive irrevocable license to us to make, have made, use, import, offer to sell and sell the Products.  Under the terms of the Supplier Agreement, 3SI is permitted to purchase the Products from us from time to time pursuant to purchase orders.  The purchase price for the Products will be as set forth in an applicable product schedule for the purchase orders and may be adjusted from time to time pursuant to the terms of the Supplier Agreement.  Under the terms of the License Agreement, we agreed to pay an initial payment and royalties to 3SI based on the number of Products sold, with such royalties being subject to adjustment pursuant to the terms of the License Agreement.  The terms of the Supplier Agreement and the License Agreement will continue until the expiration of the Licensed Patents, unless earlier terminated under the terms of the respective agreements.  Under the terms of the Supplier Agreement, 3SI has the right to immediately terminate upon written notice to us in the event that we fail to continuously maintain a minimum number of Markers to be incorporated into the Products, or upon 30 days written notice to us.  Under the terms of the License Agreement, 3SI has the right to immediately terminate upon written notice to us in the event that we fail to continuously maintain a minimum number of Markers, or fail to sell Markers to 3SI for incorporation into the Products for a certain time after being ordered.

Printcolor Agreement.  On September 16, 2009, we entered into a Supply and Distribution Agreement, pursuant to which Printcolor Screen Ltd. has agreed to manufacture and supply to us on an exclusive basis AzSure security ink for an initial period of five years, unless the agreement is mutually terminated by the parties or terminated for material breach.

Textile Centre of Excellence.  On August 11, 2008, we entered into an Agreement with Huddersfield and District Textile Training Company Limited.  We agreed to undertake a study to demonstrate how our SigNature DNA can be used to authenticate textiles at all points of the supply chain through to the end user and the integration of SigNature DNA with existing manufacturing processes to produce threads, labels and fabrics manufactured by Yorkshire-based companies.  In June 2010, we received our first order as part of our participation in the multi-year contract funded by the European Regional Development Fund and Yorkshire Forward.  Since that time, we have received additional orders from the Textile Centre of Excellence.

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

C.F. Martin & Co. Agreement.  On July 18, 2011, we entered into a Joint Development Agreement, dated as of June 30, 2011 with C.F. Martin & Co., Inc., a designer and manufacturer of acoustic guitars, strings for acoustic guitars, and related guitar components and accessories (“Martin”).  Under the terms of the agreement, we and Martin will jointly develop, create and apply new techniques and know-how for labeling and authenticating guitars, guitar strings and related guitar components and accessories using DNA security markers created by us.  Each party shall bear and be responsible for its own expenses and costs of the development and creation of the techniques and know-how.  The agreement also provides that Martin shall purchase DNA security markers exclusively from us during the term of the agreement.  The term of the agreement will continue until the parties agree that the development and creation of techniques or know-how for labeling guitars or guitar strings with DNA security markers is complete, unless either party terminates the agreement by giving at least sixty (60) days written notice to the other party.

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

Defense Logistics Agency.  On June 17, 2011, we received approval and permission to disclose from the Defense Logistics Agency of the U.S. Department of Defense (the “DLA”) a time and material subcontract (the “Subcontract”) that we entered into on June 2, 2011 with the Logistics Management Institute (“LMI”).  Under the terms of the Subcontract, we will perform work and services for LMI and the DLA relating to a program to demonstrate the functional, technical and business viability of DNA marking technology as an anti-counterfeiting measure by using it in the DLA microcircuit supply chain.  The program is divided into six tasks and involves the preparation, implementation and evaluation of marking materials for microcircuit chips and packages, creation of a business case analysis, development of a pricing and transition plan and identification of feasible techniques to apply DNA marks in conjunction with laser marking.  The period of performance of the Subcontract is from May 26, 2011 through November 26, 2012.  The Company is entitled to receive payments for performance under the Subcontract through November 26, 2012, for a total amount not to exceed $913,400 (with no minimum), assuming the successful completion of the six tasks of the program.

DivineRune.  We acquired rights to certain software and intellectual property pursuant to an agreement we entered into with DivineRune Inc., a secure cloud-computing specialist, on January 25, 2012.  DivineRune was issued a 3 year warrant to pursuant one million shares of our common stock at an exercise price of $0.071 per share vesting in full on the first anniversary of the date of grant as compensation for a license to DivineRune’s patent portfolio.  We will also share revenues on any future sales of products generated as a result of this agreement.  We expect that the partnership will enhance and extend our core anti-counterfeiting, anti-diversion, and security systems into the digital track-and-trace sphere.  James A. Hayward, our President, Chairman and Chief Executive Officer, and Yacov Shamash, a member of our Board of Directors, were among the early investors in DivineRune.

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

Proprietary Rights

We believe that our 16 patents, 6 patents pending, 14 provisional patents, 12 registered trademarks, and 3 registered trademarks pending, and our trade secrets, copyrights and other intellectual property rights are important assets for us.  Our patents will expire at various times between 2012 and 2024.  The duration of our trademark registrations varies from country to country.  However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

Additionally, litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry.  In the event of an intellectual property dispute, we may be forced to litigate.  This litigation could involve proceedings instituted by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties.  Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.  If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities.  Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.  Please see Item 3.  Legal Proceedings for a discussion of pending litigation.

Employees

We currently have 26 full-time employees and three part-time employees, including two in management, seventeen in operations, nine in sales and marketing and one in investor relations.We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel.  As of June 23, 2012, we began working with Insperity Inc. to help us manage many of our back-end administrative human resources responsibilities.  This change is being done to provide Fortune 500 type benefits to our current employees, making us more attractive to new hires as well as saving us money by not having to build out an internal HR department at this point in time.  Insperity Inc. is a publicly traded company (NYSE:  NSP) that supports businesses with payroll, medical benefits, 401k, online-training, and human resources services and support.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to such reports and other information with the Securities and Exchange Commission (“SEC”).  This information is available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s website at www.sec.gov.  Our website is located at www.adnas.com.

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

We have a short operating history with our current business model, which involves the marketing, sale and distribution of anti-counterfeiting and product authentication solutions.  Our operations since inception have produced limited revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations.  If we create significant revenues in the future, we will derive most of such revenues from the sale of anti-counterfeiting and product authentication solutions, which are immature industries.  You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage operating company in a new and rapidly evolving industry.  We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses from operations which may continue, and which may harm our ability to obtain financing and continue our operations.

We incurred operating losses of $6.5 million for the year ended September 30, 2012 and $8.1 million for the year ended September 30, 2011.  These operating losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we commenced operations, acquired, developed and validated technologies, began marketing activities, and incurred interest expense on notes and warrants we issued to obtain financing.  Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company.  We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future.  Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance.  If we continue to incur losses, our accumulated deficit will continue to increase, which might significantly impair our ability to obtain additional financing.  As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

We may require additional financing which may require the issuance of additional shares which would dilute the ownership held by our stockholders.

We may need to raise funds through either debt or the sale of our shares in order to achieve our business goals.  Any shares issued would further dilute the percentage ownership held by the stockholders.  Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares.

If we are unable to obtain additional financing our business operations may be harmed or discontinued, and if we do obtain additional financing our stockholders may suffer substantial dilution.

We believe that our existing capital resources will enable us to fund our operations through December 31, 2013.  We believe we may be required to seek additional capital to sustain or expand our prototype and sample manufacturing, and sales and marketing activities, and to otherwise continue our business operations beyond that date.  Subsequent to September 30, 2012, we entered into a securities purchase agreement with an institutional investor to sell $7.5 million of our securities of which we received $2 million in gross proceeds in November 2012.  Upon the effectiveness of a registration statement to be filed with the SEC covering the resale of our securities issued or to be issued to such investor, the investor has agreed to purchase $5.5 million of our Series A Preferred Stock. In the event for whatever reason the investment of $5.5 million does not occur, this will have a material adverse effect on our liquidity and financial condition. We have no other commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. We presently do not have any available credit, bank financing or other external sources of liquidity. If we are unable to obtain additional capital this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

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

We derive a significant amount of revenues from a few customers.  Taken as a group, our top two and three customers were responsible for approximately 54% and 53% of our revenues for the years ended September 30, 2012 and 2011, respectively.  In addition, two and four customers accounted for approximately 54% and 77% of total accounts receivable at September 30, 2012 and 2011, respectively.  Generally our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty.  The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

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

While credit and financial markets seemed to have stabilized from their period of extreme distress, there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy.  Moreover, the recent crisis has had a significant material adverse impact on a number of financial institutions and has limited access to capital and credit for many companies.  This could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

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

If we are unable to retain the services of Dr. Hayward, Dr. Liang or Mr. Jensen we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, our Chairman, Chief Executive Officer and President, Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer and Mr. Kurt H. Jensen, our Chief Financial Officer.  We entered into employment agreements with Dr. Hayward and Mr. Jensen dated July 11, 2011.  We do not have an employment agreement with Dr. Liang.  Loss of the services of Drs. Hayward or Liang or Mr. Jensen could significantly harm our business, results of operations and financial condition.  We do not maintain key-man insurance on the lives of Drs. Hayward or Liang or Mr. Jensen.  During fiscal 2011, Dr. Hayward provided $750,000 in loans to and investments in the Company.  In the absence of any other financing, curtailment of cash investments by Dr. Hayward could harm our cash availability and our ability to fund our operations.

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

We currently have a limited number of sales, marketing, customer service and support personnel and will need to increase our staff to generate a greater volume of sales and to support any new customers or the expanding needs of existing customers.  The employment market for sales, marketing, customer service and support personnel in our industry is very competitive, and we may not be able to hire the kind and number of sales, marketing, customer service and support personnel we are targeting.  Our inability to hire qualified sales, marketing, customer service and support personnel may harm our business, operating results and financial condition.  We do not currently have any arrangements with any distributors and we may not be able to enter into arrangements with qualified distributors on acceptable terms or at all.  If we are not able to develop greater distribution capacity, we may not be able to generate sufficient revenue to support our operations.

A manufacturer’s inability or willingness to produce our goods on time and to our specifications could result in lost revenue and net losses.

Though we have the capability to manufacture prototypes, samples and some of our own products, we currently do not own or operate any significant manufacturing facilities and depend upon independent third parties for the manufacture of some of our products to our specifications.  The inability of a manufacturer to ship orders of such products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could harm our business by resulting in decreased revenues or net losses upon sales of products, if any sales could be made.

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

Our research and development effort for new products may be unsuccessful.

We incur significant research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement.  Our research and development efforts are subject to unanticipated delays, expenses and technical problems.  There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful.  In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies.  Any failure to translate research and development expenditures into successful new product introduction could have an adverse effect on our business.

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

Please see Item 3.  Legal Proceedings for a discussion of pending litigation.

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

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, and vendors and service providers.  We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future.  In the event that a claim is successfully brought against us, considering our lack of material revenue and the losses our business has incurred for the period from our inception to September 30, 2012, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Risks Relating to Our Common Stock:

There are a large number of shares of common stock underlying our options and warrants and convertible preferred stock to be issued that may be available for future sale and the sale of these shares may depress the market price of our common stock and will cause immediate and substantial dilution to our existing stockholders.

As of December 20, 2012, we had 656,935,238 shares of common stock issued and outstanding and outstanding options and warrants to purchase 233,075,772 shares of common stock.  In addition, we have agreed to sell to an investor $5.5 million of Series A Convertible Preferred Stock (“Preferred Stock”) issuable upon the declaration of effectiveness by the SEC of a registration statement providing for the resale of all securities issued or to be issued to the investor.  Such shares of Preferred Stock, if and when issued may be converted into common stock at the lesser of the $0.186 or the market price of our common stock at the time of conversion.  If converted at $0.186, such Preferred Stock would be converted into 29,569,892 shares of our common stock.  The registration statement we have agreed to file with the SEC is expected to cover up to 122,311,827 shares of our common stock held by or issuable to the investor upon exercise or exchange of warrants and conversion of Preferred Stock. The sale of these shares whether pursuant to the registration statement  or otherwise, may adversely affect the market price of our common stock.  The issuance of shares upon exercise of options and warrants will cause immediate and substantial dilution to the interests of other stockholders since the selling stockholder may convert and sell the full amount issuable on exercise.

If we fail to remain current on our reporting requirements, we could be removed from the OTC bulletin board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on The Over The Counter Bulletin Board (the “OTC Bulletin Board”), such as us, must be reporting issuers under Section 12 or Section 15(d) of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have been current in our reporting requirements for the last seven years, however, there can be no assurance that in the future we will always be current in our reporting requirements.

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

We maintain our principal office at 25 Health Sciences Drive, Suite 215, Stony Brook, New York 11790.  We moved our principal office to the Long Island High Technology Incubator, which is located on the campus of Stony Brook University, in November 2005.  We anticipate expanding our office and laboratory space at our current location in the next few months to fulfill our present and future needs.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF, District of New Jersey)

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint.  Demodulation, Inc. alleges that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five are asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  Demodulation, Inc. seeks damages and injunctive relief against the Company.  The Company believes these claims are without merit.  On September 10, 2011, Alfred University filed a motion to transfer the action from the District of New Jersey to the Western District of New York.  On December 22, 2011, the Court denied the motion.  On January 27, 2012, the Company filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  On May 4, 2012, the Company filed a reply memorandum in further support of its motion to dismiss the amended complaint.  On December 12, 2012, the Court entered an Order on the Company’s motion to dismiss the amended complaint.  The Court granted in part and denied in part the Company’s motion to dismiss.  The Court dismissed four out of the five claims asserted against the Company without prejudice, permitting plaintiff the right to amend if it is able to and so chooses.  The only claim currently remaining against the Company is that for patent infringement.  The Company intends to vigorously defend the action. The ultimate outcome of this claim cannot be determined at the date of this report.

Smartwater, Ltd. v. Applied DNA Sciences, Inc. (No. 12-CV-05731-JS-AKT (E.D.N.Y.))

On June 6, 2012, a complaint for patent infringement was filed against the Company by Smartwater, Ltd. in the United States District Court for the District of Massachusetts in an action entitled Smartwater, Ltd. v. Applied DNA Sciences, Inc., No. 1:12-cv-11009-PBS.  The complaint alleged that the Company infringed one or more claims under two of plaintiff’s patents by selling or offering for sale, manufacturing and using certain of the Company’s products, by inducing others to infringe and by contributing to infringement by others.  The plaintiff sought injunctive relief with respect to the patents as well as awards of damages and attorneys’ fees.  The Company had not been served with the complaint and on August 24, 2012 the plaintiff voluntarily dismissed the complaint and refiled a similar complaint in the United States District Court for the Southern District of Florida, No. 12-61660-DMM (S.D. Fla.).  On August 30, 2012, plaintiff served the Company with the complaint.  The refiled complaint seeks injunctive relief with respect to one of the patents as well as awards of damages and attorneys’ fees.  The Company filed a motion to dismiss and a motion to transfer the action to the Eastern District of New York.  On November 19, 2012, the Court granted the Company’s motion to transfer the action to the Eastern District of New York.  The Company’s motion to dismiss is pending before the Court in the Eastern District of New York.  An initial conference with the Court is scheduled for February 21, 2013 at which time a discovery schedule will be set.  The Company believes that none of its products infringed any claims under either of plaintiff’s patents and moreover notes that one of plaintiff’s patents has expired.  The Company denies the allegations in the complaint, believes they are without merit and intends to defend the action vigorously. The ultimate outcome of this claim cannot be determined at the date of this report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded over-the-counter on The Over The Counter Bulletin Board (the “OTC Bulletin Board”) maintained by the National Association of Securities Dealers under the symbol “APDN.”  There is no certainty that the common stock will continue to be quoted or that any liquidity exists for our stockholders.

The following table sets forth the quarterly quotes of high and low prices for our common stock on the OTC Bulletin Board during the fiscal years ended September 30, 2011 and September 30, 2012.

	Fiscal 2011		Fiscal 2012

	High	Low	High	Low

First Quarter	$0.09	$0.03	$0.09	$0.05
Second Quarter	$0.09	$0.05	$0.08	$0.05
Third Quarter	$0.08	$0.04	$0.06	$0.04
Fourth Quarter	$0.10	$0.06	$0.30	$0.02

Holders

As of December 20, 2012, we had approximately 5,245 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

Recent Sales of Unregistered Securities

Sales of unregistered securities made in the year ended September 30, 2012 are described in Item 7 under the heading “Recent Debt and Equity Financing Transactions,” which is hereby incorporated by reference.

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

Introduction

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature DNA, SmartDNA, DNANet and BioMaterial Genotyping, digitalDNA and Cashield, our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), microcircuits and other electronics, homeland security, textiles and apparel, identity cards and other secure documents, law enforcement, pharmaceuticals, wine, and luxury consumer goods.

SigNature DNA.  We use the DNA of plants to manufacture highly customized and encrypted botanical DNA markers, or SigNature DNA Markers, which we believe are virtually impossible to replicate.  We have embedded SigNature DNA Markers into a range of our customers’ products, including various inks, dyes, textile treatments, thermal ribbon, thread, varnishes and adhesives.  These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication.  Our SigNature DNA solution provides a secure, accurate and cost-effective means for users to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items, such as recovered banknotes, branded textiles and apparel products, microcircuits and other electronics, pharmaceuticals and cosmetic products, identity cards and other secure documents, digital media, artwork and collectibles and fine wine.  Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

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

DNANet.  We have recently developed DNANet tactical DNA products for law enforcement, in the form of DNA-marked sprays and liquids.  These products, being marketed to global police forces were created to help link criminals to crimes.  DNANet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication.  DNANet is now included in the SmartDNA family of products.

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

digitalDNA.  digitalDNA is a DNA-secured form of the QR (“quick read”) code.  digitalDNA is a new security tool that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new and exciting customer interface.  The product uses forensic authentication of a botanical DNA marker, sequence-encrypted within a secure QR code, and physically included within the ink used to digitally print the code.  The resulting pattern or “rune” can be scanned via an Apple-approved app with an iPhone to assure originality.  These mobile scans can be performed anywhere along the supply chain without limit.  Tracking information is fed into “tunable algorithms” that use pattern recognition to automatically identify supply-chain risks, for counterfeits or product diversion.  Rapid-reading reporters, associated with the DNA marker, are also embedded in the ink, and prevent the secure code from being digitally copied.

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

General

To date, the substantial portion of our revenues have been generated from sales of our Signature DNA and BioMaterial Genotyping, our principal anti-counterfeiting and product authentication solutions (“authentication services”).  We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet anticipated future demand.  We have limited sources of liquidity.  We expect to grow revenues from sales of our SigNature Program, Cashield, DNANet, SmartDNA, digitalDNA and BioMaterial Genotyping offerings.  We have developed or are currently attempting to develop business in the following target markets: homeland security, cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, law enforcement, fine wine, art and collectibles, and digital and recording media.  Our developments in the cash-in-transit, semiconductor authentication and textile and apparel authentication have contributed to the increase in our revenues.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;

●	Allowance for uncollectible receivables; and

●	Equity based compensation.

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

Allowance for Uncollectible Receivables

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  We use a combination of write-off history, aging analysis and any specific known troubled accounts in determining the allowance.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.  The Company writes-off receivables that are deemed uncollectible.

Equity Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

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

Comparison of the Year Ended September 30, 2012 to the Year Ended September 30, 2011

Revenues

For the years ended September 30, 2012 and 2011, we generated $1,854,694 and $968,848 in revenues from operations, respectively.  The increase in revenues of 91% for the twelve months ended September 30, 2012 was substantially generated from sales of our SigNature DNA and BioMaterial GenoTyping as a result of an increase in our customer base.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the twelve months ended September 30, 2012 decreased 9.2% to $7,615,734 from $8,388,873 in the same period in 2011.  Included within the selling, general and administrative expenses for the year ended September 30, 2012 was a noncash charge to operations of $2,012,082 for the fair value of vested options issued to officers and employees and other stock based compensation compared to $3,668,460 in 2011.

Research and Development

Research and development expenses increased by $163,793 for the twelve months ended September 30, 2012 compared to the same period in 2011 from $268,876 to $432,669, primarily due to an increase in research and development activities to support our increased customer demand.

Depreciation and Amortization

In the twelve months ended September 30, 2012, depreciation and amortization decreased by $53,616 compared to the same period in 2011 from $367,556 to $313,940.  The decrease is attributable to the expiring of the amortization of our intangible assets.

Total Operating Expenses

Total operating expenses decreased to $8,362,343 for the twelve months ended September 30, 2012 from $9,025,305 in the same period of 2011, or a decrease of $662,962, primarily due to decrease in stock based compensation expenses net with the increase in research and development compared to the same period last year.

Interest Expenses

Interest expenses for the twelve months ended September 30, 2012, decreased to $643,063 from $2,458,667 in the same period of 2011, a decrease $1,815,604.  The decrease in interest expense was due to reduction in the amortization of debt discounts attributable to our convertible notes of $541,120 as compared to $2,096,427 for the same period last year.

Net Loss

Net loss for the twelve months ended September 30, 2012 was $7,150,712 compared to $10,515,124 in the same period of 2011, a net change of $3,364,412 as a result of the combination of factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of September 30, 2012, we had working capital of $509,804.  For the year ended September 30, 2012, we generated a net cash flow deficit from operating activities of $3,960,679 consisting primarily of our loss of $7,150,712, net with non-cash adjustments of $941,035 in depreciation and amortization charges, $2,114,926 for equity based compensation and settlement of accrued interest.  Additionally, we had a net increase in operating assets of $104,972 and a net increase in operating liabilities of $239,044.  Cash used in investing activities was $162,833 consisting of acquisition of equipment.  Cash provided by financing activities for the year ended September 30, 2012 totaled $2,101,000 consisting of proceeds from the sale of our common stock.

Subsequent to the balance sheet date, we entered into a securities purchase agreement with Crede CG II, Ltd. (“Crede”) to sell $7.5 million of our securities of which we have received gross proceeds of $2 million through the date of this report.  Crede has agreed to purchase $5.5 million of our Series A Preferred Stock on the date a registration statement covering the resale of our securities issued or to be issued to  Crede is declared effective by the SEC.  In connection with this securities purchase agreement, we also issued warrants to Crede to purchase additional shares of our common stock.

Management believes that our positive cash balance and working capital as of September 30, 2012 in addition to the subsequent funds raised and to be raised from Crede along with our current customer base, projected cash flow and the minimum guaranteed revenues for the next fiscal year will allow us to continue to improve our working capital and to have sufficient capital resources to meet projected cash flow requirements through December 31, 2013.

We expect capital expenditures to be less than $1,000,000 in fiscal 2013.  Our primary investments will be in laboratory equipment to support prototyping, manufacturing and our authentication services.

Subsequent to December 31, 2013, we may be required to seek additional capital. Other than the Crede transaction referred to above, we have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this could restrict our ability to grow. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Substantially all of the real property used in our business is leased under operating lease agreements.

Recent Debt and Equity Financing Transactions

Fiscal 2011

Since October 1, 2010, we issued and sold an aggregate of $1,850,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.  The notes are convertible, in whole or in part, at any time, at the option of the noteholders, into either (A) such number of shares of the Company’s common stock determined by dividing (i) the principal amount of each note, together with any and all accrued and unpaid interest and penalties, by (ii) a conversion price which is equal to a 20% discount to the average volume, weighted average price of our common stock for the ten trading days prior to issuance (the “Common Conversion Price”) or (B) securities issued in any Subsequent Financing (“Subsequent Securities”) at a conversion price equal to 80% of the price per Subsequent Security paid by investors for Subsequent Securities in a Subsequent Financing (the “Subsequent Financing Price”).  The conversion prices of the notes range between $0.03088 and $0.05529.  A “Subsequent Financing” is the sale by the Company or an affiliate thereof of securities at any time after the date of issuance of the notes and prior to the earlier of (i) a Qualified Financing or (ii) the one year anniversary of the issuance of the notes.  A noteholder may convert its notes in whole in connection with any one Subsequent Financing or in part in connection with one or more Subsequent Financings.  The notes shall be automatically converted upon the earlier of (I) the one year anniversary of their issuance and (II) the completion of a Qualified Financing at the election of each noteholder into either (A) shares of common stock at the Common Conversion Price, (B) Subsequent Securities at a conversion price equal to 80% of the Subsequent Financing Price, or (C) securities issued in a Qualified Financing (the “Qualified Financing Securities”) at a conversion price equal to 80% of the price per Qualified Financing Security paid by investors for the Qualified Financing Securities in the Qualified Financing.  A “Qualified Financing” is the sale by the Company or an affiliate thereof of securities resulting in gross proceeds (before transaction fees and expenses) in a single transaction equal to or in excess of $10 million.  The notes bear interest at the rate of 10% per annum and are due and payable in full on the one year anniversary of issuance of the notes.  Until the principal and accrued but unpaid interest under the notes are paid in full, or converted into Conversion Shares pursuant to their terms, the Company’s obligations under the notes will be secured by a lien on all assets of the Company and the assets of APDN (B.V.I.) Inc., the Company’s wholly-owned subsidiary.

On July 15, 2011, we closed a private placement of our common stock.  We issued and sold 105,263,158 shares of common stock at a purchase price of $0.0475 per share to accredited investors for gross proceeds of $5,000,000.

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

Fiscal 2012

On June 21, 2012, we closed a private placement of our common stock, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and by Rule 506 of Regulation D promulgated thereunder.  We issued and sold 35,576,568 shares of common stock at a purchase price of $0.04336 per share (which is equal to a 20% discount to the average volume, weighted average price of the common stock for the ten trading days prior to the closing) to an “accredited investor,” as defined in regulations promulgated under the Securities Act, for gross proceeds of $1,542,600.

On August 10, 2012, we closed a private placement of our common stock, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and by Rule 506 of Regulation D promulgated thereunder.  We issued and sold 8,265,683 shares of our common stock at a purchase price of $0.04336 per share to “accredited investors,” as defined in regulations promulgated under the Securities Act, for gross proceeds of $358,400.

On September 27, 2012, we closed a private placement of our common stock, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and by Rule 506 of Regulation D promulgated thereunder.  We issued and sold 1,121,265 shares of our common stock at a purchase price of $0.17837 per share to “accredited investors,” as defined in regulations promulgated under the Securities Act, for gross proceeds of $200,000.

Subsequent Events

Securities Purchase Agreement

On November 28, 2012, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Crede CG II, Ltd. (“Crede”).  Pursuant to the Purchase Agreement, at the initial closing on November 29, 2012 (“Initial Closing”), Crede purchased 10,752,688 shares of the Company’s Common Stock at a price of $0.186 per share which was the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  The Company received gross proceeds of $2,000,000.  Pursuant to the Purchase Agreement, Crede agreed to purchase an additional $5,500,000 of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) at a purchase price of $1,000 per share on the date a registration statement (as described below) is declared effective by the Securities and Exchange Commission (“Second Closing”).

The Series A Preferred is convertible at the option of the holder thereof, in whole or in part, from time to time and at any time, at the lesser of (i) the Fixed Conversion Price and (ii) the Non-Fixed Conversion Price. The Fixed Conversion Price is equal to $0.186, which is the purchase price for the Common Stock at the Initial Closing.  The Non-Fixed Conversion Price is equal to the consolidated closing bid price of the Company’s Common Stock for the most recently completed trading day as of the time of conversion.  The Series A Preferred will be convertible into Common Stock at the Company’s option, in whole or in part, from time to time during the ten trading day period beginning one trading day following the effectiveness of the registration statement (as described below) through the eleventh trading day following effectiveness of such registration statement, at the Non-Fixed Conversion Price, provided that certain equity conditions are met and the Company is not in breach of certain conditions.  The Series A Preferred will be automatically converted into Common Stock on the one year anniversary of the issuance of the Series A Preferred at the then applicable Non-Fixed Conversion Price, provided that certain equity conditions are met and the Company is not in breach of certain conditions.  The Series A Preferred contains weighted average anti-dilution protection.  The Series A Preferred will not accrue dividends except to the extent dividends are paid on the Common Stock.  The Company’s Common Stock will be junior in rank to the Series A Preferred with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.  The Series A Preferred will generally have no voting rights except as required by law.

The Company also issued Crede at the Initial Closing Warrants with a term of five years (though such term may be extended in certain instances) (“Series A Warrants”) allowing it to purchase 10,752,688 shares of Common Stock at a price of $0.2232 per share which is equal to a 20% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  At the Initial Closing, the Company also issued Crede a second set of Warrants (“Series B Warrants”) allowing it to purchase 29,569,892 shares of Common Stock, which is equal to one share of Common Stock for every share of Common Stock which would be issuable to it if it fully converted the Series A Preferred into Common Stock at the Fixed Conversion Price.  The exercise price of the Series B Warrants is $0.2232 per share, which is equal to a 20% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  The Series B Warrants are not exercisable until the earlier of (i) March 16, 2013 and (ii) the Second Closing, and have a term of five years (though such term may be extended in certain instances).

In addition, at the Initial Closing, the Company issued to Crede a third set of Warrants (“Series C Warrants”) which is only exercisable for six months from the earlier of (i) March 16, 2013 and (ii) after the eleventh trading day following the Second Closing.  The Series C Warrants will allow Crede to purchase, at a price of $0.2232 per share (equal to a 20% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement), 26,881,720 shares of Common Stock, which is equal to one-third the sum of (i) the number of shares of Common Stock issued at the Initial Closing, (ii) the number of shares of Common Stock which would be issuable to it if it fully converted the Series A Preferred into Common Stock at the Fixed Conversion Price, (iii) the number of shares of Common Stock subject to the Series A Warrants and (iv) the number of shares of Common Stock subject to the Series B Warrants.

The Series B and Series C Warrants provide the Company with an option to repurchase any remaining unexercised portion of such Warrants for a repurchase price equal to $50,000, if the Second Closing is terminated pursuant to the Purchase Agreement. The Series C Warrants are also subject to the Company’s repurchase at an aggregate repurchase price equal to $50,000 at the close of trading on the tenth trading day immediately following the Second Closing but only if the registration statement (described below) is effective and covers and is available for use for the resale of (i) all shares of Common Stock issued at the First Closing, (ii) all shares of Common Stock issued upon conversion of the Series A Preferred, (iii) all shares of Common Stock which would then be issuable if the full then unconverted portion of the Series A Preferred were then fully converted into Common Stock at the then applicable conversion price, (iv) all shares of Common Stock subject to the Series A Warrants and (v) all shares of Common Stock subject to the Series B Warrants.

Crede may exercise Series A and Series B Warrants by paying in cash or on a cashless basis by exchanging such Warrants for Common Stock using the Black-Scholes value.  In the event that the Common Stock trades at a price 25% or more above the exercise price of the Series A and Series B Warrants for a period of 20 consecutive days (with average daily dollar volume of Common Stock on the OTC Bulletin Board at least equal to $300,000), the Company may obligate Crede to exercise such Warrants for cash.

Pursuant to a registration rights agreement between the Company and Crede, the Company agreed to file a registration statement within 30 days of the Initial Closing and to use its best efforts to get such registration statement effective within 90 days.  The registration statement will cover the resale of all shares of Common Stock issuable pursuant to the Purchase Agreement, including the shares of Common Stock underlying the Series A Preferred and Series A, B and C Warrants.  The Company has also agreed to prepare and file amendments and supplements to the registration statement to the extent necessary to keep the registration statement effective for the period of time required under the Purchase Agreement.  In the event the registration statement fails to be declared effective within the 90 day period, the Company will be subject to monthly penalties which will expire six months after the Initial Closing.

The Series A Preferred and the Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall the Series A Preferred or any of the Series A, B and C Warrants be convertible or exercisable (including through the cashless exercise exchange provision) into or for Common Stock to the extent that such conversion or exercise would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Common Stock. Crede would, however, have the right from time to time to convert, exercise or exchange for shares of Common Stock, which over time would aggregate to greater than 9.9% beneficial ownership if all such shares of Common Stock so acquired had been held at one time by Crede.

Crede has the right to participate in other equity or equity-linked financings completed by the Company for a period of 180 days from the later of the Initial Closing or the date the registration statement goes effective.

In addition, the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below $0.186 per share or the market price of the Common Stock on the date the registration statement is declared effective, for a period of 180 days from the effective date of the registration statement, except for issuances (i) pursuant to acquisitions, joint ventures, license arrangements, leasing arrangements and other similar arrangements, (ii) to employees, consultants, directors and officers approved by the Board or pursuant to a plan approved by the Board, (iii) pursuant to one or more contracts entered into by the Company with third parties which would result in revenues to the Company during a three-month period equal to an annual run rate of $15 Million in revenues and (iv) pursuant to a contract entered into by the Company with a third party which would reasonably be expected to result in more than $3 Million in annual receivables.

Until one year after the Second Closing, the Company is prohibited from entering into any transaction to (i) sell any convertible securities at a conversion rate or other price that is generally based on and/or varies with the trading prices of the Company’s Common Stock at any time after the initial issuance of such convertible securities or (ii) sell securities at a future determined price, including, without limitation, an “equity line of credit” or an “at the market offering.”

Empire State Grant

On December 19, 2012, we were a recipient  of an Empire State Development Corporation Consolidated Funding Application Round II Grant in the amount of $229,957 for our “Rapid Growth and Expansion Project.” We plan to use the grant award money to purchase new laboratory equipment which will enhance our DNA formulation menu, particularly in defense and law enforcement applications.

Product Research and Development

We anticipate spending approximately $500,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $50,000 on the acquisition of leasehold improvements during the next 12 months.  To manage our expected growth, if any, over the next 2 to 3 years, we anticipate seeking additional space at our current location in the next few months.

Number of Employees

We currently have 26 full-time employees and three part-time employees, including two in management, seventeen in operations, nine in sales and marketing and one in investor relations.  We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.  As of June 23, 2012, we began working with Insperity Inc. to help us manage many of our back-end administrative human resources responsibilities.  This change is being done to provide Fortune 500 type benefits to our current employees, making us more attractive to new hires as well as saving us money by not having to build out an internal HR department at this point in time.  Insperity Inc. is a publicly traded company (NYSE: NSP) that supports businesses with payroll, medical benefits, 401k, online-training, and human resources services and support.

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

See pages F-1 through F-23 following the Exhibits List.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012.  Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer, who is our principal executive officer,  and our Chief Financial Officer, who is our principal financial officer, concluded that, as of September 30 2012, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Management conducted an assessment as of September 30, 2012 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2012, based on criteria in Internal Control – Integrated Framework issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our directors, executive officers and significant employees.

Name	Age	Title	Board of Directors
James A. Hayward	59	Chief Executive Officer, President, and Chairman of the Board	Director
John Bitzer, III	51		Director
Gerald Catenacci	50		Director
Karol Gray	59		Director
Charles Ryan	48		Director
Yacov Shamash	62		Director
Sanford R. Simon	70		Director
Kurt Jensen	55	Chief Financial Officer
Ming-Hwa Benjamin Liang	49	Secretary and Strategic Technology Development Officer

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.  Gerald Catenacci has advised us that he will not stand for re-election at our 2013 Annual Meeting of Stockholders.

On November 30, 2011 the Board approved the recommendation from the Compensation Committee, that each of the 6 outside directors shall annually receive, for as long as they are a member of the Board, a 5 year stock option, fully vested after 1 year, to purchase a number of shares of the Company’s common stock having a fair value of $60,000 as determined using Black-Scholes. Additionally, the Board approved the recommendation from the Compensation Committee and Dr. James Hayward to award additional stock options having a fair value of $40,000 as determined using Black-Scholes to certain non-employee directors.  Biographical resumes of each officer and director are set forth below.

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

Director – John Bitzer, III

John Bitzer, III, joined the Board of Directors on August 10, 2011.  Mr. Bitzer is President and Chief Executive Officer of ABARTA, Inc., a private, third-generation family holding-company with operations in the soft drink beverages, newspaper publishing, oil and gas exploration and development, and ethnic and frozen food industries (“ABARTA”).  In 1985, Mr. Bitzer began his career in sales for the Cleveland Coca-Cola Bottling Company.  He has been Publisher of Atlantic City Magazine in Atlantic City, N.J.  In 1994 he founded the ABARTA Media Group and held the position of Group Publisher.  In 1997 he was named President and Chief Operating Officer of ABARTA and has been President and Chief Executive Officer since 1999.  He is also a director of the Institute for Entrepreneurial Excellence at the University of Pittsburgh.  Mr. Bitzer has a degree from the University of Southern California and an MBA from the University of Michigan.

Our Board believes that Mr. Bitzer’s professional and management experience in investing in and building growing enterprises make him an important contributor to the Board.

On November 30, 2010, Delabarta, Inc., a wholly owned subsidiary of ABARTA, purchased a $750,000 Senior Secured Convertible Note bearing interest at 10% per annum due November 30, 2011. On November 30, 2011, we issued an aggregate of 26,716,321 shares of common stock in settlement of the note and related accrued interest.

On July 15, 2011, Delabarta, Inc., participated as an investor in the Company’s private placement (the “Private Placement”) of the Company’s common stock in which it acquired 21,052,632 shares of common stock for a purchase price of $1,000,000.  In connection with the Private Placement, the Company agreed to use best efforts to nominate Mr. Bitzer to the Board and elect him as director within 30 days of the closing of the Private Placement and to nominate and include Mr. Bitzer on the slate of nominees for the Company’s Board of Directors for election by stockholders at the annual meetings of stockholders for so long as Delabarta, Inc., owns at least 2% of the company’s outstanding shares of common stock.

On June 21, 2012, Abarta Partners I, a partnership administered by Mr. Bitzer for which his revocable trust is a partner, purchased 35,576,568 shares of our common stock at a purchase price of $0.04336 per share for gross proceeds of $1,542,600 in a private placement transaction.

Director – Gerald Catenacci

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

On July 15, 2011, Neustrada participated as an investor in the Private Placement and acquired 42,105,263 shares of common stock for a purchase price of $2,000,000.  In connection with the Private Placement, the Company agreed to use best efforts to nominate Mr. Catenacci to the Board and elect him as director within 30 days of the closing of the Private Placement and providing for the nomination and inclusion of Mr. Catenacci on the slate of nominees for the company’s Board of Directors for election by stockholders at the annual meetings of stockholders for so long as Neustrada owns at least 2% of the company’s outstanding shares of common stock.  However, Mr. Catenacci has advised us that he will not stand for re-election at our 2013 Annual Meeting of Stockholders.

Director – Karol Gray

Karol Gray joined the Board of Directors on August 10, 2011.  In December 2011, Ms. Gray assumed the position of Vice President for Finance and Administration at UNC-Chapel Hill.  Ms. Gray previously was the Vice President for Finance and Administration and the Chief Financial Officer at the University at Stony Brook.  While Ms. Gray was working at Stony Brook University, she actively served on several committees, including the Brookhaven National Laboratory Audit Committee, the Presidential Budget Working Group, and the Investment Subcommittee of the Research Foundation of the State University of New York, and was a member of the Executive Committee of the State University of New York Business and Officers Association.  Ms. Gray holds a Bachelor in Business Administration from Hofstra University.

Our Board believes that Ms. Gray’s professional and management experience at a large university as well as her financial expertise and education make her an important contributor to the Board.

Director – Charles Ryan

Dr. Charles Ryan joined the Board of Directors on August 2011.  Dr. Ryan is the Sr. Vice President, and Chief Intellectual Property Counsel at Forest Laboratories, where he has been employed since 2003. Forest, with a market capitalization of nearly $10 billion, develops and markets pharmaceutical products in a variety of therapeutic categories including central nervous system, cardiovascular, anti-infective, respiratory, gastrointestinal, and pain management medicine. Dr. Ryan earned a doctorate in oral biology and pathology from Stony Brook University and a law degree from Western New England University.

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

Director – Sanford R. Simon

Dr. Sanford R. Simon has been a member of the Board of Directors since March 17, 2006.  Dr. Simon has been a Professor of Biochemistry, Cell Biology and Pathology at Stony Brook since 1997.  He joined the faculty at Stony Brook as an Assistant Professor in 1969 and was promoted to Associate Professor with tenure in 1975.  Dr. Simon was a member of the Board of Directors of The Collaborative Group from 1995 to 2004.  From 1967 to 1969 Dr. Simon was a Guest Investigator at Rockefeller University.  Dr. Simon received a B.A. in Zoology and Chemistry from Columbia University in 1963, a Ph.D. in Biochemistry from Rockefeller University in 1967, and studied as a postdoctoral fellow with Nobel Prize winner Max Perutz in Cambridge, England. He maintains an active research laboratory studying aspects of cell invasion in cancer and inflammation and novel strategies of drug delivery; he also teaches undergraduate, graduate, medical, and dental students.

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

During fiscal 2012, the Board of Directors held six formal meetings.  Each director attended at least 75% of all meetings of the Board of Directors and applicable committee meetings.

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

Name	Audit	Compensation	Nominating
James A. Hayward	—	—	—
John Bitzer, III (I)
Gerald Catenacci (I)	—	—	—
Karol Gray (I)			—
Charles Ryan (I)	—		—
Sanford R. Simon (I)	—	—
Yacov Shamash (I)		—

Chairman
Member
(I)	Independent director

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

Compensation Committee

Our compensation committee is composed of John Bitzer, III (Chairperson), Charles Ryan and Karol Gray.  The compensation committee reviews and approves salaries and bonuses for all officers, administers options outstanding under our stock incentive plan, provides advice and recommendations to the Board regarding directors’ compensation and carries out the responsibilities required by SEC rules.  The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance the interests and strategic goals of the Company.  As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussion regarding compensation for other executive officers.  The compensation committee does not utilize outside compensation consultants but considers other general industry information and trends if available.

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

Stockholder Proposals and Nominations.  In order for a stockholder to nominate a person for election as a director at the 2014 annual meeting of stockholders, you must provide written notice to Applied DNA Sciences, Inc., 25 Health Sciences Drive, Suite 215, Stony Brook, New York 11790, c/o Corporate Secretary.  The Corporate Secretary must receive this notice within the time period specified in the proxy statement for the 2013 annual meeting of stockholders.  The notice of a proposed director nomination must provide information and documentation as required in our bylaws which, in general, require that the notice of a director nomination include the information about the nominee that would be required to be disclosed in the solicitation of proxies for the election of a director under federal securities laws; the nominee’s written consent to be named in the proxy statement as a nominee and to serve as a director if elected; a description of any transaction or arrangement during the last three years between the stockholder making the nomination and the nominee in which the nominee had a direct or indirect material interest; and a completed and signed questionnaire, representation and agreement. A copy of the bylaw requirements will be provided upon request to the Corporate Secretary at the address above.

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

Summary Compensation Table

The following table sets forth the compensation of our principal executive officer and our two other executive officers for the fiscal years ended September 30, 2012 and 2011.  We refer to these executive officers as our “named executive officers.”

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Stock Awards ($) (e)	Option Awards ($)(1)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Total ($) (j)
James A. Hayward Chairman, President and Chief Executive Officer	2011	65,410	877,500	2,686,107	—	3,214,247
	2012	242,334	—		—	242,334

Kurt H. Jensen Chief Financial Officer	2011	196,554	—	600,238	—	796,792
	2012	292,308	—		—	292,308

Ming-Hwa Liang
Chief Technology Officer and Secretary	2011	135,234	—	—	—	135,234
	2012	139,616	—		—	139,616

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

(2)
On August 12, 2011, our  Board of Directors extended the expiration of the 6,400,000 options to Dr. Hayward and 500,000 options to Mr. Jensen, originally granted on September 1, 2006 for an additional 5 years.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2012 held by the Named Executive Officers.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (1)	Option Expiration Date (1)
James A. Hayward	6,400,000	(1)	0	$0.09	9/1/2016
	17,000,000	(2)	0	$0.05	5/27/2015
	7,500,000	(3)	2,500,000	0.06	7/1/2015
	25,000,000	(4)	15,000,000	0.0585	7/11/2018
Kurt H. Jensen	500,000	(1)	0	0.09	9/01/2016
	5,000,000	(2)	0	0.05	5/27/2015
	7,500,000	(3)	2,500,000	0.06	7/1/2015
	6,250,000	(5)	3,750,000	0.0585	7/11/2018
Ming-Hwa Liang	7,000,000	(2)	0	0.05	5/27/2015
	7,500,000	(3)	2,500,000	0.06	7/1/2015

(1)	On August 12, 2011, our Board of Directors extended the expiration of the options originally granted on September 1, 2016 for an additional 5 years.
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

(3)
On July 1, 2010, our Board of Directors granted nonstatutory stock options under the 2005 Incentive Stock Plan to each of our named executive officers.  The options granted to the named executive officers vested with respect to 25% of the underlying shares on the date of grant, and the remaining will vest ratably each anniversary thereafter until fully vested on the third anniversary of the date of grant.

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

Nonqualified Contribution Plans

None of our named executive officers participates in or has account balances in non-qualified defined contribution plans maintained by us.

Deferred Compensation

None of our named executive officers participates in or has account balances in deferred compensation plans or arrangements.

Employment Agreements

Employment Agreement with Dr. James A. Hayward

We entered into an employment agreement dated July 11, 2011, with Dr. James A. Hayward, our Chairman, President and Chief Executive Officer.  The agreement provides that Dr. Hayward will be the Chief Executive Officer of the Company, and will continue to serve on the Board of Directors.  The term of employment will be from July 1, 2011 through June 30, 2014 with automatic one-year renewals subject to ninety days’ prior notice of non-renewal by either party.  Dr. Hayward will receive an initial annual salary of $225,000, subject to annual review.  On November 30, 2012, the Board of Directors increased Dr. Hayward’s annual salary to $350,000. Dr. Hayward’s annual salary would be increased to $350,000 per annum after the first quarter in which our revenues exceed $1 million for such quarter.  The Board of Directors, acting in its discretion, may grant annual bonuses to Dr. Hayward.  Dr. Hayward will be eligible for a special cash bonus of up to $750,000, 40% of which would be payable if and when annual revenue reaches $6 million and 10% of which would be payable for each $2 million of annual revenue in excess of $6 million.  On November 30, 2012, the Board granted a cash bonus of $150,000 to Dr. Hayward payable upon the closing of an additional $5.5 million by an investor.  Dr. Hayward will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to our other employees.

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

Employment Agreement with Kurt H. Jensen

We entered into an employment agreement dated July 11, 2011 with Kurt H. Jensen, our Chief Financial Officer.  The agreement provides that Mr. Jensen will be the Chief Financial Officer, Executive Vice President or Chief Operating Officer of the Company, with changes in title and duties as determined from time to time by the Chief Executive Officer.  The term of employment will be from July 1, 2011 through June 30, 2014 with automatic one-year renewals subject to ninety days’ prior notice of non-renewal by either party.  Mr. Jensen will receive an initial annual salary of $225,000, subject to annual review.  No November 31, 2012, the Board of Directors increased Mr. Jensen’s annual salary to $315,000.  Mr. Jensen’s annual salary would be increased to $250,000 per annum after the first quarter in which our revenues exceed $1 million for such quarter.  The Board of Directors, acting in its discretion, may grant annual bonuses to Mr. Jensen.  On November 30, 2012, the Board granted a cash bonus of $100,000 to Mr. Jensen.  In addition, Mr. Jensen will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to our other employees.

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

Director Compensation Fiscal 2012

During the fiscal year ended September 30, 2012, we did not provide any cash compensation to our non-employee directors for their service on our Board of Directors.  On November 30, 2011, the Board approved the recommendation from the Compensation Committee that each of the non-employee directors shall annually receive, for as long as they are a member of the Board, a 5-year stock option, fully vested after one year, to purchase a number of shares of the Company’s common stock having a fair value of $60,000 as determined using Black-Scholes. Additionally, the Board approved the recommendation from the Compensation Committee and Dr. James Hayward that stock options to purchase shares of the Company’s common stock having an aggregate fair value of $40,000 as determined using Black-Scholes be granted to certain non-employee directors.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)(1)(5)
Sanford R. Simon (3)	—	—	70,000	—	70,000
Yacov Shamash (4)	—	—	90,000	—	90,000
John Bitzer, III	—	—	60,000	—	60,000
Gerald Catenacci	—	—	60,000	—	60,000
Karol Gray	—	—	60,000	—	60,000
Charles Ryan	—	—	60,000	—	60,000

(1)	A 5-year option to purchase 159,000 shares of our common stock was granted by the Board to each of the non-employee directors on November 30, 2011 at an exercise price of $0.068 per share.

(2)
The table does not include the following stock option grants by the Board of Directors on November 30, 2012:  Messrs. Simon, Shamash, Bitzer, Ryan and Ms. Gray each received a 5-year option to purchase 370,477 shares of our common stock at an exercise price of $0.1799 per share.  Mr. Shamosh was granted a 5-year  option to purchase 123,492 shares of our common stock at an exercise price of $0.1799 per share. Messrs. Bitzer and Ryan were each granted a 5-year option to purchase 61,745 shares of our common stock at an exercise price of $0.1799 per share.

(3)	A 5-year option to purchase 158,700 shares of our common stock at an exercise price of $0.065 per share was granted to Mr. Simon on December 6, 2011.

(4)	A 5-year option to purchase 476,125 shares of our common stock at $0.065 per share was granted to Mr. Shamosh on December 6, 2011.

(5)
At September 30, 2012, Mr. Simon, Mr. Shamash, Mr. Bitzer, Mr. Catenacci, Ms. Gray and Mr. Ryan had outstanding option awards (including warrants) aggregating 2,233,177, 2,674,094, 1,386,222, 954,000, 1,324,477, and  1,386,222 shares of our common stock, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of December  20, 2012, (i) by each person who is known to us to beneficially own more than 5% of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors, and (iii) by all officers and directors as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 25 Health Sciences Drive, Suite 215, Stony Brook, New York 11790.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)(2)		PERCENTAGE OF CLASS (3)

Executive Officers and Directors:
James A. Hayward	Common Stock	148,611,354	(4)	20.8%
Yacov Shamash	Common Stock	2,180,125	(5)	*
John Bitzer, III (12)	Common Stock	99,220,845	(6)(7)	15.1%
Gerald Catenacci (13)	Common Stock	43,059,263	(6)	6.5%
Karol Gray	Common Stock	954,000	(6)	*
Charles Ryan	Common Stock	954,000	(6)	*
Kurt Jensen	Common Stock	19,250,000	(8)	2.8%
Ben Liang	Common Stock	14,903,359	(9)	2.2%
Sanford R. Simon	Common Stock	1,862,700	(10)	*
All directors and officers as a group (9 persons)	Common Stock	330,995,646	(11)	47.4%

5% Stockholders:
Delabarta, Inc., (12)	Common Stock	98,266,845		15.0%
Neustrada Capital LLC (13)	Common Stock	42,105,263		6.4%
Crede CG II, Ltd. (14)	Common Stock	51,075,268	(14)	7.3%
* indicates less than one percent

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown.  Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options”).  Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

(2)
Does not include unvested shares subject to options granted on July 1, 2010 pursuant to the 2005 Incentive Stock Plan, which vested with respect to 25% of the underlying shares on the date of grant and vest with respect to the remaining shares ratably on each anniversary thereafter until fully vested on the third anniversary of the date of grant, including 2,500,000 to James A. Hayward, 2,500,000 to Kurt H. Jensen and 2,500,000 to Ben Liang.  Does not include 3,750,000 unvested shares subject to options granted on July 11, 2011 to Kurt H. Jensen.  The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Mr. Jensen’s continuous employment.  If our revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated.  Does not include 15,000,000 unvested shares subject to options granted on July 11, 2011 to James A. Hayward.  The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date.  If our revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated.  Does not include 2,099,367 unvested shares subject to five-year options granted on November 30, 2012 to our non-employee directors.  These options will vest in full on the first anniversary on the date of grant.

(3)	Based upon 656,935,238 shares of common stock outstanding as of December 20, 2012.

(4)	Includes 57,200,000 shares underlying currently exercisable options and warrants.

(5)	Includes 2,180,125 shares underlying currently exercisable options and warrants.

(6)	Includes 954,000 shares underlying currently exercisable options.

(7)	Includes 35,576,568 shares of common stock owned by Abarta Partners I, a partnership administered by Mr. Bitzer for which his revocable trust is a partner. Mr. Bitzer disclaims beneficial ownership of the shares held by Abarta Partners I, except to the extent of his pecuniary interest therein.

(8)	Includes 19,250,000 shares underlying currently exercisable options.

(9)	Includes 275,392 shares held by spouse and 14,500,000 shares underlying currently exercisable options.

(10)	Includes 1,862,700 shares underlying currently exercisable options and warrants.

(11)	Includes 98,808,825 shares underlying currently exercisable options and warrants.

(12)
The address of the principal business office for the stockholder is 1000 Gamma Drive, Suite 500, Pittsburgh, PA 15238.  John Bitzer, III, one of our directors is President and Chief Executive Officer of the stockholder.  Mr. Bitzer disclaims beneficial ownership of the shares held by the stockholder, except to the extent of his pecuniary interest therein.

(13)
The address of the principal business office for the stockholder is 767 Third Avenue, 6th floor, New York, NY 10017.  Gerald Catenacci, one of our directors is President and Chief Executive Officer of the stockholder.  Mr. Catenacci disclaims beneficial ownership of the shares held by the stockholder, except to the extent of his pecuniary interest therein.

(14)
The sole stockholder of Crede CG II, Ltd. is Crede Capital Group, LLC. Acuitas Capital Group, LLC holds all of the membership interests of Crede Capital Group, LLC and Terren Peizer holds all of the membership interests of Acuitas Capital Group, LLC.  Voting and dispositive power with respect to the shares held by Crede CG II, Ltd. is exercised by Terren Peizer, the sole and Managing Member of Acuitas Capital Group, LLC, Crede Capital Group, LLC and Managing Director of Crede CG II, Ltd., who acts as investment advisor to these entities.  Terren Peizer, Acuitas Capital Group, LLC and Crede Capital Group, LLC disclaim beneficial ownership with respect to the shares held by Crede CG II, Ltd.

(14)
Includes 29,569,892 shares of common stock issuable upon conversion of Series A Preferred (based on a conversion price of $.186 which can be adjusted if the market price of the common stock on the date of conversion is lower) and Series A Warrants to purchase up to 10,752,688 shares of common stock.  Crede’s obligation to purchase the Series A Preferred is subject to a registration statement covering the resale of securities issued or to be issued to Crede being declared effective by the SEC. Does not include Series B and Series C Warrants to purchase up to 56,451,612 shares of common stock which may not be exercisable within 60 days. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Equity Compensation Plan Information

2002 Professional/Employee/Consultant Compensation Plan

In November of 2002, we created a special compensation plan to pay the founders, consultants and professionals that had been contributing valuable services to us during the previous nine months.  This plan, under which 2,000,000 shares of our common stock were reserved for issuance, is called the Professional/Employee/ Consultant Compensation Plan (the “Compensation Plan”).  Share and option issuances from the Compensation Plan were to be staggered over the following six to eight months, and consultants that were to continue providing services thereafter either became employees or received renewed contracts from us in July 2003, which contracts contained a more traditional cash compensation component.  Each qualified and eligible recipient of shares and/or options under the Compensation Plan received securities in lieu of cash payment for services.  Each recipient agreed, in his or her respective consulting contract with us, to sell a limited number of shares monthly.  In December of 2004, we adjusted the exercise price of options under the Compensation Plan to $0.60 per share.  As of September 30, 2012, a total of 1,440,000 shares have been issued from, and options to purchase 560,000 shares have been issued under the Compensation Plan, and options to purchase 264,000 shares have been exercised as of that date.

2005 Incentive Stock Plan

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding common stock of the Company approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of common stock as stock awards and stock options thereunder.  On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding common stock of the Company approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of common stock.  On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of common stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.  On November 30, 2011, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares issuable thereunder from 100,000,000 to 350,000,000 and the number of shares of common stock that can be covered by awards made to any participant in any calendar year from 25,000,000 to 50,000,000, which was approved by our stockholders at the 2012 annual meeting of stockholders held on January 27, 2012.  The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of our common stock.  As of September 30, 2012, a total of 10,175,000 shares have been issued and options to purchase 125,208,825 shares have been granted under the 2005 Incentive Stock Plan.

The Board of Directors, in their discretion, may award stock and stock options to executive officers and key employees as part of their compensation for employment or for retention purposes.

The following table sets forth certain information regarding our compensation plans as of September 30, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 2005 Incentive Stock Plan	125,208,825	$0.06	214,616,175
Equity compensation plans not approved by security holders	—	$—	—
Total	125,208,825	$0.06	214,616,175

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

James A. Hayward

During the fiscal years ended September 30, 2012 and 2011, Dr. James A. Hayward, our President, Chairman and Chief Executive Officer provided $0 and $750,000, respectively, in new loans to and investments in the Company.

Fiscal year ended September 30, 2011.  Dr. Hayward participated as an investor in a private placement of our common stock on July 15, 2011, described in our Current Report on Form 8-K filed with the SEC on July 15, 2011 (the “Private Placement”), in which he acquired 10,526,316 shares of common stock using $500,000 recently advanced to the Company.  We also issued Dr. Hayward a one-year note convertible into common stock at $.0585 bearing interest at a rate of 4% per annum in the principal amount of $250,000. In 2012, the Company issued 4,444,444 shares of common stock in settlement of the notes and related accrued interest.

The foregoing transactions with Dr. Hayward were made on substantially similar terms as transactions with third party investors in our securities during the fiscal years ended September 30, 2012 and 2011.

DivineRune.  We acquired rights to certain software and intellectual property pursuant to an agreement we entered into with DivineRune Inc., a secure cloud-computing specialist, on January 25, 2012.  DivineRune was issued a 3 year warrant to purchase one million shares of our common stock at an exercise price of $0.071 per share vesting in full on the first anniversary of the date of grant as compensation for a license to DivineRune’s patent portfolio.  We will also share revenues on any future sales of products generated as a result of this agreement.  We expect that the partnership will enhance and extend our core anti-counterfeiting, anti-diversion, and security systems into the digital track-and-trace sphere.  James A. Hayward, our President, Chairman and Chief Executive Officer, and Yacov Shamash, a member of our Board of Directors, were among the early investors in DivineRune.

Delabarta, Inc. / John Bitzer, III

John Bitzer, III, one of our directors, is President and Chief Executive Officer of ABARTA, Inc., a private, third-generation family holding-company, which owns Delabarta, Inc. On January 7, 2011 Delabarta, Inc. purchased a $750,000 Senior Secured Convertible Note bearing interest at 10% per annum due January 7, 2012. On January 7, 2012, we issued an aggregate of 14,921,324 shares of common stock in settlement of the note and related accrued interest. On July 15, 2011, Delabarta, Inc. participated as an investor in the Private Placement and acquired 21,052,632 shares of common stock for a purchase price of $1,000,000.  In connection with the Private Placement, we agreed to use best efforts to nominate Mr. Bitzer to the Board and elect him as director within 30 days of the closing of the Private Placement and to nominate and include Mr. Bitzer on the slate of nominees for the Board of Directors for election by stockholders at the annual meetings of stockholders for so long as Delabarta, Inc. owns at least 2% of the outstanding shares of common stock.

On June 21, 2012, Abarta Partners I, a partnership administered by Mr. Bitzer for which his revocable trust is a partner, purchased 35,576,568 shares of our common stock at a purchase price of $0.04336 per share for gross proceeds of $1,542,600 in a private placement transaction.

Neustrada/ Gerald Catenacci

Gerald Catenacci, one of our directors, is the Founder and President of Neustrada Capital, LLC, a private investment fund (“Neustrada”).  Prior to Mr. Catenacci joining our Board of Directors, Neustrada participated as an investor in the Private Placement and acquired 42,105,263 shares of common stock for a purchase price of $2,000,000.  In connection with the Private Placement, we agreed to use best efforts to nominate Mr. Catenacci to the Board and elect him as director within 30 days of the closing of the Private Placement and to nominate and include Mr. Catenacci on the slate of nominees for the Board of Directors for election by stockholders at the annual meetings of stockholders for so long as Neustrada owns at least 2% of the outstanding shares of common stock.  Mr. Catenacci has advised the Company that he will not stand for re-election as a director at the 2013 Annual Meeting of Stockholders.

Dr. Yacov Shamash. See discussion of DivineRune under James A. Hayward above.

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

Director Independence

Our Board of Directors currently consists of seven members: James A. Hayward, Yacov Shamash, Sanford R. Simon, John Bitzer, III, Gerald Catenacci, Karol Gray and Charles Ryan.  Messrs. Bitzer, Catenacci and Ryan and Ms. Gray were elected to the Board on August 10, 2011.  Although our securities are not currently listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent, the Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2012, each of our directors other than Dr. Hayward are “independent” as defined by the listing standards of the Nasdaq Stock Market, constituting a majority of independent directors of our Board of Directors as required by the rules of the Nasdaq Stock Market.  The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during fiscal years ended September 30, 2012 and 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Fiscal year ended	Fiscal year ended
	September 30, 2012	September 30, 2011

(i) Audit Fees	$73,000	$73,000
(ii) Audit Related Fees	1,200	—
(iii) Tax Fees	10,500	7,000
(iv) All Other Fees	—	—
Total Fees	$84,700	$80,000

Audit Fees -- Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees -- Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”  These services consist of responding to SEC comments in connection with our filings with the SEC and the review of and consent to registration statements.  There were no audit related fees billed in fiscal 2012 or 2011.

Tax Fees -- Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees -- Consists of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2012 or 2011.

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

(a)           We have filed the following documents as part of this Form 10-K :

1.             Consolidated Financial Statements

Our consolidated financial statements at September 30, 2012 and 2011, and for the years ended September 30, 2012 and 2011, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

APPLIED DNA SCIENCES, INC.

Date: December 20, 2012	/s/ JAMES A. HAYWARD
James A. Hayward
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors and Director	December 20, 2012
James A. Hayward

/s/ KURT H. JENSEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 20, 2012
Kurt H. Jensen

/s/ JOHN BITZER, III	Director	December 20, 2012
John Bitzer, III

/s/ GERALD CATENACCI	Director	December 20, 2012
Gerald Catenacci

/s/ KAROL GRAY	Director	December 20, 2012
Karol Gray

/s/ CHARLES RYAN	Director	December 20, 2012
Charles Ryan

/s/ YACOV SHAMASH	Director	December 20, 2012
Yacov Shamash

/s/ SANFORD R. SIMON	Director	December 20, 2012
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

3.2
Certificate of Amendment of Certificate of Incorporation of Applied DNA Sciences, Inc. filed as an exhibit to the current report on Form 8-K filed with the Commission on January 30, 2012 and incorporated herein by reference.

3.3
Form of Certificate of Designations of the Series A Convertible Preferred Stock filed as an exhibit to the current report on Form 8-K filed with the Commission on November 29, 2012 and incorporated herein by reference.

3.4	By-Laws of Applied DNA Sciences, Inc., filed as an exhibit to the current report on Form 8-K filed with the Commission on January 16, 2009 and incorporated herein by reference.

4.1	Form of Warrant Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

4.2
Registration Rights Agreement, dated January 28, 2005, between the Company and Vertical Capital Partners, Inc., on behalf of the investors, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

4.3	Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.

4.4	Form of 10% Secured Convertible Promissory Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.

4.5	Form of Warrant Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.

4.6
Form of Series A Warrants issued to Crede CG II, Ltd. as of November 29, 2012 filed as an exhibit to the current report on Form 8-K filed with the Commission on November 29, 2012 and incorporated herein by reference.

4.7
Form of Series B Warrants issued to Crede CG II, Ltd. as of November 29, 2012 filed as an exhibit to the current report on Form 8-K filed with the Commission on November 29, 2012 and incorporated herein by reference.

4.8
Form of Series C Warrants issued to Crede CG II, Ltd. as of November 29, 2012 filed as an exhibit to the current report on Form 8-K filed with the Commission on November 29, 2012 and incorporated herein by reference.

4.9
Registration Rights Agreement dated as of November 28, 2012 by and between Applied DNA Sciences, Inc. and Crede CG II, Ltd. filed as an exhibit to the current report on Form 8-K filed with the Commission on November 29, 2012 and incorporated herein by reference.

10.1†
Applied DNA Sciences, Inc. 2005 Stock Incentive Plan and form of employee stock option agreement thereunder, amended and restated as of January 27, 2012 filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on May 15, 2012 and incorporated herein by reference.

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

10.5#
Supply and Distribution Agreement, dated September 16, 2009 by and between Applied DNA Sciences, Inc. and Printcolor Screen Ltd., filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 23, 2009 and incorporated herein by reference.

10.6#
Authentication Mark Agreement, dated December 21, 2009 by and between Applied DNA Sciences, Inc. and ***, filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference.

10.7#
Authentication Mark Agreement, dated December 14, 2009 by and between Applied DNA Sciences, Inc. and Nissha Printing Co., Ltd., filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference.

10.8#
Authentication Mark Agreement, dated December 21, 2009 by and between Applied DNA Sciences, Inc. and ***, filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference.

10.9	Form of Securities Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.10	Form of Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.11	Form of Registration Rights Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.12
Security Agreement, dated July 15, 2010, made by the Company in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.13
Security Agreement, dated July 15, 2010, made by APDN BVI in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.14
Trademark Security Agreement, dated July 15, 2010, made by the Company in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.15
Trademark Security Agreement, dated July 15, 2010, made by APDN BVI in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.16
Trademark Security Agreement, dated July 15, 2010, made by APDN BVI, as successor in interest by merger to Rixflex Holdings Limited, in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.17
Patent Security Agreement, dated July 15, 2010, made by APDN BVI in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.18
Patent Security Agreement, dated July 15, 2010, made by APDN BVI, as successor in interest by merger to Rixflex Holdings Limited, in favor of Etico Capital, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.19	Form of Prior Investor Security Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.20	Form of Warrant, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.21
10% Secured Convertible Promissory Note issued by the Company to James A. Hayward, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 16, 2010 and incorporated herein by reference.

10.22
Form of Subscription Agreement by and among Applied DNA Sciences, Inc. and the investors named on the signature pages thereto, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010 and incorporated herein by reference.

10.23	Form of Note, filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010 and incorporated herein by reference.

10.24	Form of Joinder Agreement to Registration Rights Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010 and incorporated herein by reference.

10.25	Form of Joinder Agreement to Security Agreement filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010 and incorporated herein by reference.

10.26	Form of Joinder Agreement to Security Agreement (APDN BVI) filed as an exhibit to the current report on Form 8-K filed with the Commission on November 26, 2010 and incorporated herein by reference.

10.27
Agreement, dated August 11, 2008, by and between Huddersfield and Textile Training Company, Limited and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10 K/A filed with the Commission on July 25, 2011 and incorporated herein by reference.

10.28
Form of Subscription Agreement, dated July 15, 2011, by and among Applied DNA Sciences, Inc. and the investors named on the signature pages thereto filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.29
Form of Warrant, dated July 15, 2011, issued to the investors named on the signature pages thereto filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.30#
Joint Development Agreement, dated June 30, 2011, between C.F. Martin & Co., Inc. and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.31#
Agreement, dated July 7, 2011, between Disc Graphics and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.32†
Employment Agreement, dated July 11, 2011, between James A. Hayward and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.33†
Employment Agreement, dated July 11, 2011, between Kurt H. Jensen and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.34
Subcontract, dated June 2, 2011, between Logistics Management Institute and Applied DNA Sciences, Inc. filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on August 10, 2011 and incorporated herein by reference.

10.35#
Exclusive Sales Agreement dated November 1, 2011 by and between Applied DNA Sciences, Inc. and Nissha Printing Co., Ltd. filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on February 14, 2012 and incorporated herein by reference.

10.36
Software Distribution Agreement, dated as of January 25, 2012, by and between Applied DNA Sciences, Inc. and DivineRune, Inc. filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on May 15, 2012 and incorporated herein by reference.

10.37*	Form of Subscription Agreement dated June 21, 2012, by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereto.

10.38†
Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers filed as an exhibit to the current report on Form 8-K filed with the Commission on September 13, 2012 and incorporated herein by reference.

10.39
Securities Purchase Agreement dated as of November 28, 2012 by and between Applied DNA Sciences, Inc. and Crede CG II, Ltd. filed as an exhibit to the current report on Form 8-K filed with the Commission on November 29, 2012 and incorporated herein by reference.

23.1*	Consent of RBSM LLP.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Extension Labels Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.
# A request for confidentiality has been filed for certain portions of the indicated document.  Confidential portions have been omitted and filed separately with the SEC as required by Rule 24b-2 promulgated under the Exchange Act.

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Applied DNA Sciences, Inc.
Stony Brook, New York

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years period ended September 30, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied DNA Sciences, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the two years period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
December 20, 2012

APPLIED DNA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND 2011

	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$724,782	$2,747,294
Accounts receivable	296,994	208,587
Prepaid expenses	80,037	76,290
Total current assets	1,101,813	3,032,171

Property, plant and equipment-net of accumulated depreciation of $251,958 and $210,862, respectively	210,845	89,108

Other assets:
Deposits	36,276	23,458
Capitalized finance costs-net of accumulated amortization of $1,892,236 and $1,806,261, respectively	-	85,975

Intangible assets:
Patents, net of accumulated amortization of $34,257 (Note B)	-	-
Intellectual property, net of accumulated amortization and write off of $9,430,900 and $9,158,056, respectively (Note B)	-	272,844

Total Assets	$1,348,934	$3,503,556

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$592,009	$768,061
Convertible notes payable, net of unamortized discount of $541,120 (Note D)	-	3,730,880
Total current liabilities	592,009	4,498,941

Commitments and contingencies (Note J)	-	-

Stockholders’ Equity (Deficit) - (Note F)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of September 30, 2012 and 2011	-	-
Common stock, par value $0.001 per share; 1,350,000,000 and 800,000,000 shares authorized as of September 30, 2012 and 2011, respectively; 646,182,550 and 473,325,859 shares issued and outstanding as of September 30, 2012 and 2011, respectively	646,183	473,326
Additional paid in capital	169,117,881	160,387,716
Accumulated deficit	(169,007,139)	(161,856,427)
Total stockholders’ equity (deficit)	756,925	(995,385)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,348,934	$3,503,556

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Revenues	$1,854,694	$968,848

Operating expenses:
Selling, general and administrative	7,615,734	8,388,873
Research and development	432,669	268,876
Depreciation and amortization	313,940	367,556

Total operating expenses	8,362,343	9,025,305

LOSS FROM OPERATIONS	(6,507,649)	(8,056,457)

Other income (expense):
Interest expense, net	(643,063)	(2,458,667)

Loss before provision for income taxes	(7,150,712)	(10,515,124)

Income taxes (benefit)	-	-

NET LOSS	$(7,150,712)	$(10,515,124)

Net loss per share-basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding-
basic and diluted	576,091,498	376,833,809

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
TWO YEARS ENDED SEPTEMBER 30, 2012

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2010	-	$-	346,366,244	$346,366	$149,396,907	$(151,341,303)	$(1,598,030)
Equity based compensation	-	-	-	-	502,082	-	502,082
Fair value of vested options issued to directors, officers and employees	-	-	-	-	1,485,068	-	1,485,068
Fair value of vested warrants issued for service	-	-	-	-	217,971	-	217,971
Common stock issued in settlement of convertible debentures and interest	-	-	5,807,643	5,808	404,189	-	409,997
Common stock issued in exchange for consulting services	-	-	888,813	889	64,111	-	65,000
Sale of common stock	-	-	105,263,159	105,263	4,629,737	-	4,735,000
Common stock issued as officer compensation	-	-	15,000,000	15,000	862,500	-	877,500
Change in fair value of extended vested options	-	-	-	-	738,810	-	738,810
Beneficial conversion feature relating to convertible debentures	-	-	-	-	2,086,341	-	2,086,341
Net loss	-	-	-	-	-	(10,515,124)	(10,515,124)
Balance, September 30, 2011	-	-	473,325,859	473,326	160,387,716	(161,856,427)	(995,385)
Common stock issued in settlement of convertible debentures and interest	-	-	122,531,901	122,532	4,667,408	-	4,789,940
Sale of common stock	-	-	44,963,516	44,964	2,056,036	-	2,101,000
Exercise of warrants and options cashlessly			5,361,274	5,361	(5,361)		-
Fair value of warrants issued for services	-	-	-	-	58,238	-	58,238
Equity based compensation	-	-	-	-	1,953,844	-	1,953,844
Net loss	-	-	-	-	-	(7,150,712)	(7,150,712)
Balance, September 30, 2012	-	$-	646,182,550	$646,183	$169,117,881	$(169,007,139)	$756,925

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(7,150,712)	$(10,515,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313,940	367,556
Fair value of vested options issued to officers, directors and employees	1,953,844	1,485,068
Amortization of capitalized financing costs	85,975	858,985
Amortization of debt discount attributable to convertible debentures	541,120	2,096,427
Equity based compensation	58,238	1,444,583
Common stock issued in settlement of interest	102,844	36,997
Fair value change from employee option modifications	-	738,810
Change in operating assets and liabilities:
Increase in accounts receivable	(88,407)	(145,558)
(Increase) decrease in prepaid expenses and deposits	(16,565)	70,030
Increase (decrease) in accounts payable and accrued liabilities	239,044	(199,490)
Net cash used in operating activities	(3,960,679)	(3,761,716)

Cash flows from investing activities:
Purchase of property and equipment	(162,833)	(89,108)
Net cash used in investing activities	(162,833)	(89,108)

Cash flows from financing activities:
Net proceeds from (payments of) related party advances	-	(50,000)
Net proceeds from sale of common stock	2,101,000	4,735,000
Net proceeds from issuance of convertible notes	-	1,895,500
Net cash provided by financing activities	2,101,000	6,580,500

Net (decrease) increase in cash and cash equivalents	(2,022,512)	2,729,676
Cash and cash equivalents at beginning of year	2,747,294	17,618
Cash and cash equivalents at end of year	$724,782	$2,747,294

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

Non-cash investing and financing transactions:
Fair value of warrants issued for financing costs	$-	$217,971
Common stock issued in exchange for previously incurred debt and related accrued interest	$4,687,096	$373,000

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”, “we”, “our” or “us”) was incorporated under the laws of the State of Nevada.  Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations.  Significant inter-company transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform with the current year’s financial statements’ presentation.

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

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  At September 30, 2012 and 2011, the Company did not record any deferred revenue for the respective periods.

Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  At September 30, 2012 and 2011, the Company has deemed that no allowance for doubtful accounts was necessary.  The Company writes-off receivables that are deemed uncollectible.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization. The adoption of ASC 740-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At September 30, 2012 and 2011, property and equipment consist of:

	2012	2011
Computer equipment	$33,464	$33,464
Lab equipment	296,904	146,101
Furniture	132,435	120,405
Total	462,803	299,970
Accumulated depreciation	251,958	210,862
Property and equipment, net	$210,845	$89,108

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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  Dilutive common stock equivalents consist of shares issuable upon conversion of convertible notes and the exercise of the Company’s stock options and warrants.  For the years ended September 30, 2012 and 2011, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Fully diluted shares outstanding were 692,328,470 and 540,969,602  for the years ended September 30, 2012 and 2011, respectively.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Stock-based compensation expense recognized under ASC 718-10 for the years ended September 30, 2012 and 2011 was $1,953,844 and $1,485,068, respectively.

As of September 30, 2012, 125,208,825 employee stock options were outstanding with 97,196,325 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the years ended September 30, 2012 and 2011 included an aggregate of 54% and 53%, respectively, from two and three customers, respectively of the Company’s total revenues.  Two and four customers accounted for the Company’s 54% and 77% of total accounts receivable at September 30, 2012 and 2011, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $432,669 and $268,876 for the years ended September 30, 2012 and 2011, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $97,877 and $131,938 as advertising costs for the years ended September 30, 2012 and 2011, respectively.

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

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments

Recently Adopted Accounting Principles

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

 NOTE B - INTANGIBLE ASSETS

The identifiable intangible assets acquired and their carrying values at September 30, 2012 and 2011 are as follows:

	2012	2011
Trade secrets and developed technologies (Weighted average life of 7 years)	$9,430,900	$9,430,900
Patents (Weighted average life of 5 years)	34,257	34,257
Total identifiable intangible assets-Gross carrying value:	9,465,157	9,465,157
Less:
Accumulated amortization	(3,810,146)	(3,537,302)
Impairment (2006)	(5,655,011)	(5,655,011)
Net	$0	$272,844
Residual value	$0	$0

Total amortization expense charged to operations for the years ended September 30, 2012 and 2011 were $272,844 and $363,791, respectively.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2012 and 2011 are as follows:

	2012	2011
Accounts payable	$473,060	$165,465
Accrued consulting fees	102,500	102,500
Accrued interest payable	-	415,096
Accrued salaries payable	16,449	85,000
Total	$592,009	$768,061

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE D – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

Convertible notes payable as of September 30, 2012 and 2011 are as follows:

	2012	2011
Secured Convertible Note Payable dated June 4, 2010, net of unamortized debt discount of $1,332 (see below)	$—	$223,668
Secured Convertible Notes Payable dated July 15, 2010, net of unamortized debt discount of $26,091 (see below)	—	423,909
Secured Convertible Notes Payable dated November 19, 2010, net of unamortized debt discount of $10,479 (see below)	—	339,521
Secured Convertible Note Payable dated November 30, 2010, net of unamortized debt discount of $45,136 (see below)	—	704,864
Secured Convertible Note Payable dated January 7, 2011, net of unamortized debt discount of $65,159 (see below)	—	684,841
Secured Convertible Notes Payable, dated July 15, 2010, modified January 7, 2011, net of unamortized debt discount of $392,923 (see below)	—	1,104,077
Secured Convertible Note Payable, dated July 11, 2011	-	250,000
Total	-	3,730,880
Less: current portion	( -)	(3,730,880)
Long-term debt- net	$—	$—

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($19,692) to debt discount which will be amortized to interest expense over the term of the note.  Amortization of $1,332 and $3,954 was recorded for the years ended September, 2012 and 2011, respectively for the $225,000 out of the $675,000 related party convertible promissory note.

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

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Amortization of $26,091 and $70,102 was recorded for the years ended September 30, 2012 and 2011, respectively.

 In January 2012, the Company issued an aggregate of  11,729,821 shares of Common Stock in settlement of the $450,000 convertible notes and related accrued interest.

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

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($76,494) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $10,479 and $66,015 was recorded for the years ended September 30, 2012 and 2011, respectively.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($270,078) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $45,136 and $224,942 was recorded for the year ended September 30, 2012 and 2011, respectively.

On November 30, 2011, the Company issued an aggregate of 26,716,321 shares of Common Stock in settlement of the convertible note and related accrued interest.

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

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Amortization of $65,159 and $175,074 was recorded for the years ended September 30, 2012 and 2011, respectively.

 In January 2012, the Company issued an aggregate of 14,921,324 shares of Common Stock in settlement of the convertible note and related accrued interest.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($1,499,536) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $392,923 and $1,106,613 was recorded for the years ended September 30, 2012 and 2011, respectively.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

On October 26, 2011, the Company issued 1,497,826 shares of Common Stock in settlement of $50,000 of convertible notes and related accrued interest.

In January 2012, the Company issued an aggregate of 44,778,815 shares of Common Stock in settlement of the remaining $1,447,000 convertible notes and related accrued interest.

Adjustment of Conversion Price of Certain 10 % Senior Secured Convertible Promissory Notes dated July 15, 2010.

In February 2011, the Company adjusted the conversion price of $1,550,000 of the $2,000,000 in principal amount of senior secured convertible promissory notes issued on July 15, 2010 (the “July 15 Notes”), from $0.04405 to $0.037104.  The remaining $450,000 aggregate principal amount of the July 15 Notes, held by James A. Hayward, the Company’s Chairman, President and Chief Executive Officer, will continue to have a conversion price of $0.04405 The note was fully converted during the fiscal year ended September 30, 2012.

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

On July 11, 2012, the Company issued 4,444,444 shares of Common Stock in settlement of $250,000 of convertible notes and related accrued interest.

NOTE E - RELATED PARTY TRANSACTIONS

During the years ended September 30, 2012 and 2011, the Company’s Chief Executive Officer, had advanced funds of $0 in 2012 and $250,000 in 2011 to the Company in the form of convertible promissory notes for working capital purposes (see Note D).  Interest expense for the related party notes amounted to $15,363 and $24,719 for the years ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there were no outstanding related party promissory notes.

On July 15, 2011, the Company issued and sold 10,526,316 Shares of Common Stock to the Company’s Chief Executive Officer for gross proceeds of $500,000.

During the year ended September 30, 2012, the Company issued 22,924,513 shares of Common Stock in exchange for settlement of an aggregate of $925,000 related party convertible promissory notes and accrued interest.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders.  The agreements are generally month to month.

On June 21, 2012, Abarta Partners I, a partnership administered by Mr. Bitzer, one of our directors, for which his revocable trust is a partner, purchased 35,576,568 shares of our Common Stock at a purchase price of $0.04336 per share for gross proceeds of $1,542,600 in a private placement transaction.

We acquired rights to certain software and intellectual property pursuant to an agreement we entered into with DivineRune Inc., a secure cloud-computing specialist, on January 25, 2012. DivineRune was issued a 3 year warrant to purchase one million shares of our common stock at an exercise price of $0.071 per share vesting in full on the first anniversary of the date of grant as compensation for a license to DivineRune’s patent portfolio. We will also share revenues on any future sales of products generated as a result of this agreement. We expect that the partnership will enhance and extend our core anti-counterfeiting, anti-diversion, and security systems into the digital track-and-trace sphere. James A. Hayward, our President, Chairman and Chief Executive Officer, and Yacov Shamash, a member of our Board of Directors, were among the early investors in DivineRune.

NOTE F - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock, with a $0.001 par value per share, as the result of a vote of stockholders conducted on January 27, 2012, which effected an increase in the authorized shares of Common Stock from 800,000,000 shares to 1,350,000,000 shares.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share.  As of September 30, 2012 and 2011, there were 646,182,550 and 473,325,859 shares of Common Stock issued and outstanding, respectively.

Preferred and Common Stock Transactions During the Year Ended September 30, 2011:

During the year ended September 30, 2011, the Company issued an aggregate of 888,813 shares of Common Stock valued at $65,000 for future consulting services.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	1,619,171	5.17	$0.03088	1,619,171	$0.03088
$0.03283	355,421	5.14	$0.03283	355,421	$0.03283
$0.04	3,000,000	2.92	$0.04	3,000,000	$0.04
$0.04405	2,009,081	4.79	$0.04405	2,009,081	$0.04405
$0.04750	5,052,652	5.79	$0.04750	5,052,652	$0.04750
$0.05529	904,322	5.27	$0.05529	904,322	$0.05529
$0.06	12,000,000	2.38	$0.06	12,000,000	$0.06
$0.071	1,000,000	2.32	$0.071	—	$0.071
$0.09	9,900,000	3.92	$0.09	9,900,000	$0.09
$0.10	1,500,000	0.48	$0.10	1,500,000	$0.10
$0.50	8,500,000	0.34	$0.50	8,500,000	$0.50
	45,840,647	2.97	$0.14	44,840,647	$0.145

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2010	69,207,946	$0.237
Granted	11,897,334	0.044
Exercised	—	-
Cancelled or expired	(22,900,000)	(0.384)
Balance at September 30, 2011	58,205,280	$0.140
Granted	1,075,000	0.071
Exercised	(5,039,633)	(0.045)
Cancelled or expired	(8,400,000)	(0.161)
Balance, September 30, 2012	45,840,647	$0.145

In the month of November 2010, warrants totaling 2,961,872 were issued in connection with services provided in connection with the issuance of convertible notes.  The warrants are exercisable for seven years from the date of issuance at exercise prices from $0.03088 to $0.03283 per share.  The fair values of the warrants were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 169.06% to 169.21% and risk free rate from 2.16% to 2.20%.

The determined fair value of $120,840 is charged ratably to current period operations over one year.  During the years ended September 30, 2012 and 2011, $18,851 and $101,989 was charged to operations, respectively.

In the month of January 2011, warrants totaling 1,356,484 were issued in connection with services provided in connection with the issuance of convertible notes.  The warrants are exercisable for seven years from the date of issuance at an exercise price of $0.05529 per share.  The fair values of the warrants were determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 170.33% and risk free rate of 2.69%.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The determined fair value of $97,131 is charged ratably to current period operations over one year.  During the years ended September 30, 2012 and 2011, $26,478 and $70,653 was charged to operations, respectively.

During the month of July 2011, warrants totaling 7,578,978 were issued in connection with the sale of the Company’s Common Stock.  The warrants are exercisable for seven years from the date of issuance at an exercise price of $0.04750 per share.

On August 12, 2011, the Company extended the expiration date of previously issued warrants exercisable at $0.09 per share to consultants.  The warrants were extended from September 1, 2011 to September 1, 2016.  The change in fair value of the warrants of $194,424 was charged to current period operations and was determined using the Black Scholes Option Pricing model with the following assumptions:  dividend yield $-0-, volatility of 162.03% and risk free rate from 0.01% to 0.32%.

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

In September 2012, the Company issued an aggregate of 5,012,160 shares of Common Stock in settlement of 5,039,633 warrants exercised on a cashless basis.

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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of Common Stock.  As of September 30, 2012, a total of 10,175,000 shares have been issued and options to purchase 125,208,825 shares have been granted under the 2005 Incentive Stock Plan.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	2.65	$0.05	29,000,000	$0.05
$0.0585	50,000,000	5.79	$0.0585	31,250,000	$0.0585
$0.06	30,100,000	2.76	$0.06	22,500,000	$0.06
$0.065	634,825	4.18	$0.065	634,825	$0.065
$0.068	5,724,000	4.17	$0.068	5,724,000	$0.068
$0.07	2,850,000	2.67	$0.07	1,187,500	$0.07
$0.09	1,500,000	3.92	$0.09	1,500,000	$0.09
$0.11	5,400,000	0.71	$0.11	5,400,000	$0.11
	125,208,825	3.94	$0.06	97,196,325	$0.06

 Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2010	66,900,000	$0.060
Granted	53,750,000	0.060
Exercised	—	-
Cancelled or expired	—	-
Outstanding at September 30, 2011	120,650,000	$0.060
Granted	6,558,825	0.067
Exercised	(500,000)	(0.08)
Expired	(1,500,000)	(0.08)
Outstanding at September 30, 2012	125,208,825	$0.060

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

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

On August 12, 2011, the Company extended the expiry date of previously issued options exercisable at $0.09 per share to key officers.  The fully vested options were extended from September 1, 2011 to September 1, 2016.  The change in fair value of the options of $544,386 was charged to current period operations and was determined using the Black-Scholes Option Pricing model with the following assumptions:  dividend yield $-0-, volatility of 162.03% and risk free rate from 0.01% to 0.32%.

On November 30, 2011, the Company granted an aggregate of 5,724,000 options to purchase the Company’s Common Stock at an exercise price of $0.068 per share for five years to directors with immediate vesting.  The fair value of options was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 156.65% and risk free rate of 0.96%.

On December 6, 2011, the Company granted an aggregate of 634,825 options to purchase the Company’s Common Stock at an exercise price of $0.065 per share for five years to directors with immediate vesting.  The fair value of options was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 156.29% and risk free rate of 0.94%.

On February 8, 2012, the Company granted 100,000 options to purchase the Company’s Common Stock at an exercise price of $0.07 per share for five years to an employee with vesting at 25% each anniversary for the next four years.  The fair value of options was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 152.56% and risk free rate of 0.82%.

On March 16, 2012, the Company granted 100,000 options to purchase the Company’s Common Stock at an exercise price of $0.06 per share for five years to an employee with vesting at 25% each anniversary for the next four years.  The fair value of options was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 149.81% and risk free rate of 1.13%.

On September 24, 2012, the Company issued 349,114 shares of Common Stock in settlement of 500,000 options exercised on a cashless basis and the remaining 1,500,000 options expired.

The Company recorded $1,953,844 and $1,485,068 as stock compensation expense for the years ended September 30, 2012 and 2011, respectively.

NOTE H – INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At September 30, 2012, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $38,000,000, expiring in the year 2032 that may be used to offset future taxable income.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.  Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.  Components of deferred tax assets as of September 30, 2012 are as follows:

Non current:
Net operating loss carryforward	$38,000,000
Valuation allowance	(38,000,000)
Net deferred tax asset	$—

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE I- LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share:

	For the Year Ended	For the Year Ended
	September 30, 2012	September 30, 2011
Net loss available for common shareholders	$(7,150,712)	$(10,515,124)
Net Loss per share – basic and diluted	$(0.01)	$(0.03)
Weighted average common shares outstanding-basic	576,091,498	376,833,809
Weighted average common shares outstanding-diluted	576,091,498	376,833,809

During the years ended September 30, 2012 and 2011, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE J- COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under operating lease in Stony Brook, New York for its corporate use, which expired in October 2012 renewable annually thereafter.  Total lease rental expenses for the years ended September 30, 2012 and 2011 were $244,192 and $144,118, respectively.

Employment and Consulting Agreements

Employment agreements

On July 11, 2011, the Company’s Board of Directors approved the terms of employment for each of James A. Hayward, the Company’s Chief Executive Officer, and Kurt H. Jensen, the Company’s Chief Financial Officer.

In connection with his employment agreement, Dr. Hayward was granted options to purchase 40 million shares of the Company’s Common Stock at an exercise price per share equal to the average of the bid and asked prices of the Company’s Common Stock on the Over The Counter (OTC) Bulletin Board on the date of grant.  The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Dr. Hayward’s continuous employment.  If Company revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated.  Exercisability of options for the 40 million shares was conditioned upon stockholder approval of an amendment of the Company’s 2005 Incentive Stock Plan made by the Board of Directors increasing the aggregate and individual limits on the shares of Company Common Stock issuable under the Plan.  The Company also granted 15 million shares of the Company’s Common Stock to Dr. Hayward.

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

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint.  Demodulation, Inc. alleges that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five are asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  Demodulation, Inc. seeks damages and injunctive relief against the Company.  The Company believes these claims are without merit.  On September 10, 2011, Alfred University filed a motion to transfer the action from the District of New Jersey to the Western District of New York.  On December 22, 2011, the Court denied the motion.  On January 27, 2012, the Company filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  On May 4, 2012, the Company filed a reply memorandum in further support of its motion to dismiss the amended complaint. On December 12, 2012, the Court entered an order on the Company’s motion to dismiss the amended complaint. The Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed four out of the five claims asserted against the Company without prejudice, permitting plaintiff the right to amend if it is able to and so chooses. The only claim currently remaining against the Company is that for patent infringement. The Company intends to vigorously defend the action. The ultimate outcome of this claim cannot be determined at the date of this report.

Smartwater, Ltd. v. Applied DNA Sciences, Inc. (No. 12-CV-05731-JS-AKT (E.D.N.Y.))

On June 6, 2012, a complaint for patent infringement was filed against the Company by Smartwater, Ltd. in the United States District Court for the District of Massachusetts in an action entitled Smartwater, Ltd. v. Applied DNA Sciences, Inc., No. 1:12-cv-11009-PBS.  The complaint alleged that the Company infringed one or more claims under two of plaintiff’s patents by selling or offering for sale, manufacturing and using certain of the Company’s products, by inducing others to infringe and by contributing to infringement by others.  The plaintiff sought injunctive relief with respect to the patents as well as awards of damages and attorneys’ fees.  The Company had not been served with the complaint and on August 24, 2012 the plaintiff voluntarily dismissed the complaint and refiled a similar complaint in the United States District Court for the Southern District of Florida, No. 12-61660-DMM (S.D. Fla.).  On August 30, 2012, plaintiff served the Company with the complaint.  The refiled complaint seeks injunctive relief with respect to one of the patents as well as awards of damages and attorneys’ fees.  The Company filed a motion to dismiss and a motion to transfer the action to the Eastern District of New York.  On November 19, 2012, the Court granted the Company’s motion to transfer the action to the Eastern District of New York.  The Company’s motion to dismiss is pending before the Court in the Eastern District of New York.  An initial conference with the Court is scheduled for February 21, 2013 at which time a discovery schedule will be set.  The Company believes that none of its products infringed any claims under either of plaintiff’s patents and moreover notes that one of plaintiff’s patents has expired.  The Company denies the allegations in the complaint, believes they are without merit and intends to defend the action vigorously. The ultimate outcome of this claim cannot be determined at the date of this report.

NOTE K - LIQUIDITY

The Company incurred a net loss of $7,150,712 and generated negative operating cash flow of $3,960,679 for the fiscal year ended September 30, 2012.  However, the Company has attained positive working capital of $509,804 as of September 30, 2012.  Subsequent to the balance sheet date, the Company entered into a securities purchase agreement with Crede CG II, Ltd. to raise $7.5 million of which the Company has received gross proceeds of $2 million through the date of this report.  In connection with this purchase agreement, the Company issued warrants to Crede CG II. Ltd. to purchase additional shares of the Company’s common stock (see Subsequent Event Note).  Management believes that the positive cash balance and working capital as of September 30, 2012 plus the subsequent funds raised along with the current customer base, the projected cash flow and the minimum guaranteed revenues for the next fiscal year will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements for at least one year plus a day from the date of this report.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE L – SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.

Securities Purchase Agreement

On November 28, 2012, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Crede CG II, Ltd. (“Crede”).  Pursuant to the Purchase Agreement, at the initial closing on November 29, 2012 (“Initial Closing”), Crede purchased 10,752,688 shares of the Company’s Common Stock at a price of $0.186 per share which was the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  The Company received gross proceeds of $2,000,000.  Pursuant to the Purchase Agreement, Crede agreed to purchase an additional $5,500,000 of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) at a purchase price of $1,000 per share on the date a registration statement (as described below) is declared effective by the Securities and Exchange Commission (“Second Closing”).

The Series A Preferred is convertible at the option of the holder thereof, in whole or in part, from time to time and at any time, at the lesser of (i) the Fixed Conversion Price and (ii) the Non-Fixed Conversion Price. The Fixed Conversion Price is equal to $0.186, which is the purchase price for the Common Stock at the Initial Closing.  The Non-Fixed Conversion Price is equal to the consolidated closing bid price of the Company’s Common Stock for the most recently completed trading day as of the time of conversion.  The Series A Preferred will be convertible into Common Stock at the Company’s option, in whole or in part, from time to time during the ten trading day period beginning one trading day following the effectiveness of the registration statement (as described below) through the eleventh trading day following effectiveness of such registration statement, at the Non-Fixed Conversion Price, provided that certain equity conditions are met and the Company is not in breach of certain conditions.  The Series A Preferred will be automatically converted into Common Stock on the one year anniversary of the issuance of the Series A Preferred at the then applicable Non-Fixed Conversion Price, provided that certain equity conditions are met and the Company is not in breach of certain conditions.  The Series A Preferred contains weighted average anti-dilution protection.  The Series A Preferred will not accrue dividends except to the extent dividends are paid on the Common Stock.  The Company’s Common Stock will be junior in rank to the Series A Preferred with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.  The Series A Preferred will generally have no voting rights except as required by law.

The Company also issued Crede at the Initial Closing Warrants with a term of five years (though such term may be extended in certain instances) (“Series A Warrants”) allowing it to purchase 10,752,688 shares of Common Stock at a price of $0.2232 per share which is equal to a 20% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  At the Initial Closing, the Company also issued Crede a second set of Warrants (“Series B Warrants”) allowing it to purchase 29,569,892 shares of Common Stock, which is equal to one share of Common Stock for every share of Common Stock which would be issuable to it if it fully converted the Series A Preferred into Common Stock at the Fixed Conversion Price.  The exercise price of the Series B Warrants is $0.2232 per share, which is equal to a 20% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  The Series B Warrants are not exercisable until the earlier of (i) March 16, 2013 and (ii) the Second Closing, and have a term of five years (though such term may be extended in certain instances).

In addition, at the Initial Closing, the Company issued to Crede a third set of Warrants (“Series C Warrants”) which is only exercisable for six months from the earlier of (i) March 16, 2013 and (ii) after the eleventh trading day following the Second Closing.  The Series C Warrants will allow Crede to purchase, at a price of $0.2232 per share (equal to a 20% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement), 26,881,720 shares of Common Stock, which is equal to one-third the sum of (i) the number of shares of Common Stock issued at the Initial Closing, (ii) the number of shares of Common Stock which would be issuable to it if it fully converted the Series A Preferred into Common Stock at the Fixed Conversion Price, (iii) the number of shares of Common Stock subject to the Series A Warrants and (iv) the number of shares of Common Stock subject to the Series B Warrants.

The Series B and Series C Warrants provide the Company with an option to repurchase any remaining unexercised portion of such Warrants for a repurchase price equal to $50,000, if the Second Closing is terminated pursuant to the Purchase Agreement. The Series C Warrants are also subject to the Company’s repurchase at an aggregate repurchase price equal to $50,000 at the close of trading on the tenth trading day immediately following the Second Closing but only if the registration statement (described below) is effective and covers and is available for use for the resale of (i) all shares of Common Stock issued at the First Closing, (ii) all shares of Common Stock issued upon conversion of the Series A Preferred, (iii) all shares of Common Stock which would then be issuable if the full then unconverted portion of the Series A Preferred were then fully converted into Common Stock at the then applicable conversion price, (iv) all shares of Common Stock subject to the Series A Warrants and (v) all shares of Common Stock subject to the Series B Warrants.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

Crede may exercise Series A and Series B Warrants by paying in cash or on a cashless basis by exchanging such Warrants for Common Stock using the Black-Scholes value.  In the event that the Common Stock trades at a price 25% or more above the exercise price of the Series A and Series B Warrants for a period of 20 consecutive days (with average daily dollar volume of Common Stock on the OTC Bulletin Board at least equal to $300,000), the Company may obligate Crede to exercise such Warrants for cash.

Pursuant to a registration rights agreement between the Company and Crede, the Company agreed to file a registration statement within 30 days of the Initial Closing and to use its best efforts to get such registration statement effective within 90 days.  The registration statement will cover the resale of all shares of Common Stock issuable pursuant to the Purchase Agreement, including the shares of Common Stock underlying the Series A Preferred and Series A, B and C Warrants.  The Company has also agreed to prepare and file amendments and supplements to the registration statement to the extent necessary to keep the registration statement effective for the period of time required under the Purchase Agreement.  In the event the registration statement fails to be declared effective within the 90 day period, the Company will be subject to monthly penalties which will expire six months after the Initial Closing.

The Series A Preferred and the Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall the Series A Preferred or any of the Series A, B and C Warrants be convertible or exercisable (including through the cashless exercise exchange provision) into or for Common Stock to the extent that such conversion or exercise would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Common Stock. Crede would, however, have the right from time to time to convert, exercise or exchange for shares of Common Stock, which over time would aggregate to greater than 9.9% beneficial ownership if all such shares of Common Stock so acquired had been held at one time by Crede.

Crede has the right to participate in other equity or equity-linked financings completed by the Company for a period of 180 days from the later of the Initial Closing or the date the registration statement goes effective.

In addition, the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below $0.186 per share or the market price of the Common Stock on the date the registration statement is declared effective, for a period of 180 days from the effective date of the registration statement, except for issuances (i) pursuant to acquisitions, joint ventures, license arrangements, leasing arrangements and other similar arrangements, (ii) to employees, consultants, directors and officers approved by the Board or pursuant to a plan approved by the Board, (iii) pursuant to one or more contracts entered into by the Company with third parties which would result in revenues to the Company during a three-month period equal to an annual run rate of $15 Million in revenues and (iv) pursuant to a contract entered into by the Company with a third party which would reasonably be expected to result in more than $3 Million in annual receivables.

Until one year after the Second Closing, the Company is prohibited from entering into any transaction to (i) sell any convertible securities at a conversion rate or other price that is generally based on and/or varies with the trading prices of the Company’s Common Stock at any time after the initial issuance of such convertible securities or (ii) sell securities at a future determined price, including, without limitation, an “equity line of credit” or an “at the market offering.”

Issuance of non-employee director options:

On November 30, 2012, the Company issued an aggregate of 2,099,367 options to non-employee board of director members (except Mr. Catenacci) under the 2005 Incentive Stock Plan.  The options are exercisable at $0.1799 per share for five years, vesting one year from the date of issuance.

Empire State Grant:

On December 19, 2012, we were a recipient  of an Empire State Development Corporation Consolidated Funding Application Round II Grant in the amount of $229,957 for our “Rapid Growth and Expansion Project.” We plan to use the grant award money to purchase new laboratory equipment which will enhance our DNA formulation menu, particularly in defense and law enforcement applications.