Form 10-Q
period 2012-12-31
APPLIED DNA SCIENCES INC
filed 2013-02-14
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
☐  Yes    ☒  No

As of February 14, 2013, the registrant had 682,398,201 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2012

Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$984,410	$724,782
Accounts receivable	361,782	296,994
Prepaid expenses	52,355	80,037
Total current assets	1,398,547	1,101,813

Property, plant and equipment-net of accumulated depreciation of $272,953 and $251,958 respectively	189,850	210,845

Other assets:
Deposits	36,276	36,276

Total Assets	$1,624,673	$1,348,934

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$808,803	$592,009
Total current liabilities	808,803	592,009

Warrant liability	7,513,922	—

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2012 and September 30, 2012	—	—
Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 656,935,238 and 646,182,550 shares issued and outstanding as of December 31, 2012 and September 30, 2012, respectively	656,935	646,183
Additional paid in capital	170,356,909	169,117,881
Accumulated deficit	(177,711,896)	(169,007,139)
Total stockholders’ equity (deficit)	(6,698,052)	756,925

Total Liabilities and Stockholders’ Equity (Deficit)	$1,624,673	$1,348,934

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,
	2012	2011

Revenues	$317,670	$516,904

Operating expenses:
Selling, general and administrative	2,521,167	2,152,428
Research and development	147,666	78,473
Depreciation and amortization	20,995	98,373

Total operating expenses	2,689,828	2,329,274

LOSS FROM OPERATIONS	(2,372,158)	(1,812,370)

Other income (expense):
Interest expense, net	—	(597,535)
Loss from change in fair value of warrant liability	(6,332,599)	—

Net loss before provision for income taxes	(8,704,757)	(2,409,905)

Income taxes (benefit)	—	—

NET LOSS	$(8,704,757)	$(2,409,905)

Net loss per share-basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding-
Basic and diluted	649,922,615	490,282,252

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,704,757)	$(2,409,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,995	98,374
Fair value of vested options issued to officers, directors and employees	417,866	785,719
Loss from change in fair value of warrant liability	6,332,599	—
Amortization of capitalized financing costs	—	82,084
Amortization of debt discount attributable to convertible debentures	—	507,478
Equity based compensation	13,238	1,363
Common stock issued in settlement of interest	—	114,411
Change in operating assets and liabilities:
Increase in accounts receivable	(64,788)	(24,024)
Decrease in prepaid expenses and deposits	27,682	13,868
Increase in accounts payable and accrued liabilities	216,793	19,117
Net cash used in operating activities	(1,740,372)	(811,515)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Net proceeds from sale of common stock	2,000,000	—
Net cash provided by financing activities	2,000,000	—

Net increase (decrease) in cash and cash equivalents	259,628	(811,515)
Cash and cash equivalents at beginning of period	724,782	2,747,294
Cash and cash equivalents at end of period	$984,410	$1,935,779

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued in exchange for previously incurred debt	$—	$1,150,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements as of December 31, 2012 and for the three months ended December 31, 2012 and 2011 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated September 30, 2012 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe.  To date, the Company has generated limited sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of an early stage operating company. For the period from inception through December 31, 2012, the Company has accumulated losses of $177,711,896.

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
DECEMBER 31, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2012 and September 30, 2012, the Company did not record any deferred revenue for the respective periods.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2012 and September 30, 2012, the Company has deemed that no allowance for doubtful accounts was necessary. The Company writes-off receivables that are deemed uncollectible.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but are not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization. The adoption of ASC 740-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

 Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At December 31, 2012 and September 30, 2012, property and equipment consist of:

	December 31, 2012 (unaudited)	September 30, 2012
Computer equipment	$33,464	$33,464
Lab equipment	296,904	296,904
Furniture	132,435	132,435
Total	462,803	462,803
Accumulated depreciation	272,953	251,958
Property and equipment, net	$189,850	$210,845

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants. For the three months ended December 31, 2012, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 783,834,587 and 645,163,955 for the three months ended December 31, 2012 and 2011, respectively.

Stock Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.   Stock-based compensation expense recognized under ASC 718-10 for the three months ended December 31, 2012 and 2011 was $417,866 and $785,719, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

As of December 31, 2012, 127,308,192 employee stock options were outstanding with 97,571,325 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended December 31, 2012 and 2011 included an aggregate of 65% and 75% from two and four customers of the Company’s total revenues, respectively. Two customers accounted for 64% and 54% of the Company’s total accounts receivable at December 31, 2012 and September 30, 2012, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $147,666 and $78,473 for the three month periods ended December 31, 2012 and 2011, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $37,459 and $19,608 as advertising costs for the three month periods ended December 31, 2012 and 2011, respectively.

Intangible Assets

The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful life for patents is five years while other intellectual property uses a seven year useful life. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of the Company’s intangible assets are subject to amortization.  As of December 31, 2012 and September 30, 2012, all intangible assets have been amortized to -0- carrying value.

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
DECEMBER 31, 2012
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

NOTE B – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2012 and September 30, 2012 are as follows:

	December 31,
	2012 (unaudited)	September 30, 2012
Accounts payable	$602,671	$473,060
Accrued consulting fees	102,500	102,500
Accrued salaries payable	103,632	16,449
Total	$808,803	$592,009

NOTE C – WARRANT LIABILITY

As more fully described in Note E below, on November 28, 2012, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Crede CG II, Ltd. (“Crede”).  In connection with the Purchase Agreement, the Company issued Series A, B and C Warrants allowing Crede to purchase 10,752,688, 29,569,892 and 26,881,720 shares of Common Stock, respectively.

The Company determined that the Series A and B Warrants described above should be classified as a liability due to transactions which may cause an adjustment to the conversion rate (reset provisions) contained in the warrant agreements and remeasured at each reporting date at their fair value with the changes reported in earnings (loss).  Due to a callable provision of the Series C Warrants, the Company deemed such as an equity instrument.  Liability classification of the Series A and B Warrants will end upon expiration of reset provisions, at which time the Warrants will be reclassified to equity based on their then fair value. The Company determined the allocated fair value of the Warrants to be $1,181,324 on the issuance date using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.20 per share; dividend yield 0%; expected terms 5 years; risk free interest rate: 0.64%; expected volatility of: 146.32%; and the expected price at which holders are likely to exercise their Warrants of $0.2232.

At December 31, 2012, the Company determined the fair value of the Warrants to be $7,513,922 using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.21 per share; dividend yield 0%; expected term: 4.91 years; risk free interest rate: 0.72%; expected volatility of: 146.54%; and the expected price at which holders are likely to exercise their Warrants of $0.2232. The increase from the initial allocated fair value on November 29, 2012 to December 31, 2012 of $6,332,599 of warrants liability was included in results of operations for the three months ended December 31, 2012.

The Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and therefore has classified the obligation as a long term liability.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(unaudited)

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

NOTE D - RELATED PARTY TRANSACTIONS

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The agreements are generally month to month.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock as the result of a vote of stockholders conducted on January 27, 2012 which effected an increase in the authorized shares of Common Stock from 800,000,000 shares to 1,350,000,000 shares.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of December 31, 2012 and September 30, 2012, there were 656,935,238 and 646,182,550 shares of Common Stock issued and outstanding, respectively.

During the three month periods ended December 31, 2012 and 2011, the Company has expensed $13,238 and $1,363 related to stock based compensation, respectively.

Preferred and Common Stock Transactions during the Three Months Ended December 31, 2012:

Securities Purchase Agreement

On November 28, 2012, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Crede. Pursuant to the Purchase Agreement, at the initial closing on November 29, 2012 (“Initial Closing”), Crede purchased 10,752,688 shares of the Company’s Common Stock at a price of $0.186 per share which was the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement. The Company received gross proceeds of $2,000,000. Pursuant to the Purchase Agreement, Crede agreed to purchase an additional $5,500,000 of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) at a purchase price of $1,000 per share on the first business day following the date a registration statement (as described below) is declared effective by the Securities and Exchange Commission (“Second Closing”).

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(unaudited)

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(unaudited)

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

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	1,619,171	4.92	$0.03088	1,619,171	$0.03088
$0.03283	355,421	4.89	$0.03283	355,421	$0.03283
$0.04	3,000,000	2.66	$0.04	3,000,000	$0.04
$0.04405	2,009,081	4.54	$0.04405	2,009,081	$0.04405
$0.04750	5,052,652	5.54	$0.04750	5,052,652	$0.04750
$0.05529	904,322	5.02	$0.05529	904,322	$0.05529
$0.06	12,000,000	2.13	$0.06	12,000,000	$0.06
$0.071	1,000,000	2.07	$0.071	—	$0.071
$0.09	9,900,000	3.67	$0.09	9,900,000	$0.09
$0.10	1,500,000	0.23	$0.10	1,500,000	$0.10
$0.176	100,000	2.85	$0.176	—	$0.176
$0.2232	67,204,300	3.17	$0.2232	—	$0.2232
$0.50	3,200,000	0.47	$0.50	3,200,000	$0.50
	107,844,947	1.99	$0.18	39,540,647	$0.099

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2011	58,205,280	$0.140
Granted	1,075,000	0.071
Exercised	(5,039,633)	(0.045)
Cancelled or expired	(8,400,000)	(0.161)
Balance at September 30, 2012	45,840,647	$0.0145
Granted	67,304,300	0.2231
Exercised	—
Cancelled or expired	(5,300,000)	(0.50)
Balance, December 31, 2012	107,844,947	$0.18

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(unaudited)

Transactions involving warrants are summarized as follows:

On November 7, 2012, 100,000 warrants were issued in connection with services. The warrants are exercisable on or after May 7, 2013 for three years at an exercise price of $0.179 per share. The fair value of the warrants of $13,238 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 129.56% and risk free rate from 0.36% and were charged to current period operations.

On November 29, 2012, in connection with a securities purchase agreement as described in Note E above, the Company issued an aggregate of 67,204,300 warrants to purchase the Company’s common stock exercisable for one to five years after defined date or events, at an exercise price of $0.2232.

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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of Common Stock.  As of December 31, 2012, a total of 10,175,000 shares have been issued and options to purchase 127,308,192 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	2.40	$0.05	29,000,000	$0.05
$0.0585	50,000,000	5.54	$0.0585	31,250,000	$0.0585
$0.06	30,100,000	2.51	$0.06	22,500,000	$0.06
$0.065	634,825	3.93	$0.065	634,825	$0.065
$0.068	5,724,000	3.92	$0.068	5,724,000	$0.068
$0.07	2,850,000	2.42	$0.07	1,562,500	$0.07
$0.09	1,500,000	3.67	$0.09	1,500,000	$0.09
$0.11	5,400,000	0.46	$0.11	5,400,000	$0.11
$0.1799	2,099,367	4.92	$0.1766	—	0.1766
	127,308,192	3.71	$0.06	97,571,325	$0.06

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(unaudited)

 Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2011	120,650,000	$0.060
Granted	6,558,825	0.067
Exercised	(500,000)	(0.08)
Expired	(1,500,000)	(0.08)
Outstanding at September 30, 2012	125,208,825	$0.060
Granted	2,099,367	0.1799
Exercised	—
Expired	—
Outstanding at December 31, 2012	127,308,192	$0.060

Transactions involving stock options issued to employees are summarized as follows:

On November 30, 2012, the Company issued an aggregate of 2,099,367 options to non-employee board of director members (except Mr. Catenacci) under the 2005 Incentive Stock Plan. The options are exercisable at $0.1799 per share for five years, vesting one year from the date of issuance. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 146.33% and risk free rate of 0.82%.

The Company recorded $417,866 and $785,719 as stock compensation expense for the three month periods ended December 31, 2012  and 2011, respectively, for the vesting portion of all employee options outstanding.

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under operating lease in Stony Brook, New York for its corporate use, which expired in October 2012 renewable annually thereafter.  Total lease rental expenses for the three months ended December 31, 2012 and 2011 were $71,585 and $45,767, respectively.

Employment and Consulting Agreements

The Company has employment agreements with the Chief Executive Officer and Chief Financial Officer as disclosed in its September 30, 2012 notes to consolidated financial statements included in its Form 10K filed with the SEC.

Also, the Company has consulting agreements with outside contractors, certain of whom are also Company stockholders.  The Agreements are generally month to month.

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

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint.  Demodulation, Inc. alleges that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five are asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  Demodulation, Inc. seeks damages and injunctive relief against the Company.  The Company believes these claims are without merit.  On September 10, 2011, Alfred University filed a motion to transfer the action from the District of New Jersey to the Western District of New York.  On December 22, 2011, the Court denied the motion.  On January 27, 2012, the Company filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  On May 4, 2012, the Company filed a reply memorandum in further support of its motion to dismiss the amended complaint. On December 12, 2012, the Court entered an order on the Company’s motion to dismiss the amended complaint. The Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed four out of the five claims asserted against the Company without prejudice, permitting plaintiff the right to amend if it is able to and so chooses. The only claim currently remaining against the Company is that for patent infringement. An initial conference is scheduled with the Court on February 22, 2013. The Company intends to vigorously defend the action. The ultimate outcome of this claim cannot be determined at the date of this report.

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

NOTE H - LIQUIDITY

The Company incurred a net loss of $8,704,757 and generated negative operating cash flow of $1,740,372 for the three months ended December 31, 2012. However, the Company has attained positive working capital of $589,744 as of December 31, 2012. Subsequent to the balance sheet date, the Company completed the second closing of its transaction with Crede and raised an additional $5.5 million.  Management believes that the positive cash balance and working capital as of December 31, 2012 plus the subsequent funds raised along with the current customer base, the projected cash flow and the minimum guaranteed revenues for the next fiscal year will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements for at least one year plus a day from the date of this report.

NOTE I - FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate estimated fair values because of short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice model option pricing model as described in Note C. Certain assumptions used in the calculation of the warrants liability represent level-3 unobservable inputs.

NOTE J – SUBSEQUENT EVENTS

Second Closing of Private Placement:

On January 7, 2013, the Company completed the Second Closing of its transaction with Crede and sold 5,500 shares of the Series A Preferred to Crede at a price of $1,000 per share. The Company received gross proceeds of $5,500,000. On January 8, 2012, the Company exercised its option and converted the Series A Preferred held by Crede into 25,462,963 shares of the Company’s Common Stock at a conversion price of $0.216 per share.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(unaudited)

As previously reported on the Current Report on Form 8-K filed by the Company on November 29, 2012, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Crede dated November 28, 2012, pursuant to which Crede agreed to purchase the Series A Preferred on the first business day following the date a registration statement covering the resale of all shares of Common Stock issuable pursuant to the Purchase Agreement, including those underlying the Series A Preferred and Series A, B and C Warrants, is declared effective by the SEC. The Company’s registration statement on Form S-3 was declared effective by the SEC on January 4, 2013.

Pursuant to the Purchase Agreement, Crede purchased at the Initial Closing, held on November 29, 2012, 10,752,688 shares of the Company’s Common Stock at a price of $0.186 per share, resulting in gross proceeds to the Company of $2,000,000. In addition, at the Initial Closing, Crede was issued (i) five year Series A Warrants allowing it to initially purchase 10,752,688 shares of Common Stock at a price of $0.2232 per share, (ii) five year Series B Warrants allowing it to initially purchase 29,569,892 shares of Common Stock at a price of $0.2232 which became exercisable at the Second Closing and (iii) Series C Warrants to initially purchase 26,881,720 shares of Common Stock which became exercisable for six months after the eleventh trading day following the Second Closing.. Crede may also exchange the Warrants for Common Stock pursuant to a Black-Scholes formula. The Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall any of the Warrants be exercisable or exchangeable into or for Common Stock to the extent that such exercise or exchange would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Company’s Common Stock.

On January 22, 2013, the Company exercised its option to repurchase the Series C Warrants issued to Crede for $50,000.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Quarterly Report contains forward-looking statements, including statements using terminology such as “can”, “may”, “believe”, “designed to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our Signature DNA and BioMaterial Genotyping, our principal anti-counterfeiting and product authentication solutions (“authentication services”). We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet anticipated future demand. We expect to grow revenues from sales of our SigNature Program, Cashield, DNANet, SmartDNA, digitalDNA and BioMaterial Genotyping offerings. We have developed or are currently attempting to develop business in the following target markets: homeland security, cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, law enforcement, fine wine, art and collectibles, and digital and recording media. Our developments in the cash-in-transit, semiconductor authentication and textile and apparel authentication have contributed to our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2012 and 2011

Revenues

For the three months ended December 31, 2012, we generated $317,670 in revenues from operations principally from the sales of authentication services. For the three months ended December 31, 2011, we generated $516,904 in revenues from operations. The decrease in sales for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 was primarily caused by the expiration of certain contracts and delays in our transition to new contracts with products in our target markets.

 Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $2,152,428 for the three months ended December 31, 2011 to $2,521,167 for the three months ended December 31, 2012. The increase of $368,739, or 17.1%, is primarily attributable to higher professional and service fees incurred.

Research and Development

Research and development expenses increased from $78,473 for the three months ended December 31, 2011 to $147,666 for the three months ended December 31, 2012. The increase of $69,193 is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended December 31, 2012, depreciation and amortization decreased by $77,378 from $98,373 for the three months ended December 31, 2011 to $20,995 for the three months ended December 31, 2012.  The decrease is attributable to completion of the amortization of our intangible property.

Total Operating Expenses

Total operating expenses increased to $2,689,828 for the three months ended December 31, 2012 from $2,329,274 for the three months ended December 31, 2011, or an increase of $360,554 primarily attributable to an increase in professional fees paid and in R&D expenditures, which was offset by a decrease in depreciation and amortization expense.

Interest Expenses

Interest expense for the three months ended December 31, 2012 decreased to $-0- from $597,535 for the three months ended December 31, 2011. The decrease in interest expense was due to no outstanding notes payable as of December 31, 2012.

Loss from Change in Fair Value of Warrant Liability

During the three months ended December 31, 2012, we issued warrants containing certain reset provisions which required us classify as a liability, to fair value each reporting period and mark to market as a non cash adjustment to our current period operations.  This resulted in a $6,332,599 charge to current period operations as compared to $-0- for the same period last year.

Net Loss

Net loss for the three months ended December 31, 2012 increased to $8,704,757 from a net loss of $2,409,905 for the three months ended December 31, 2011 primarily attributable to factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2012, we had working capital of $589,744. For the three months ended December 31, 2012, we generated a net cash flow deficit from operating activities of $1,740,372 consisting primarily of our loss of $8,704,757, net with non-cash adjustments of $20,995 in depreciation and amortization charges, $431,104 for equity based compensation and $6,332,599 change in fair value of warrant liability. Additionally, we had a net increase in operating assets of $37,106 and a net increase in operating liabilities of $216,793. Cash used in investing activities was $-0-. Cash provided by financing activities for the three months ended December 31, 2012 totaled $2,000,000 consisting of proceeds from the sale of our common stock.

On November 28, 2012, we entered into a securities purchase agreement with Crede CG II, Ltd. (“Crede”) to sell $7.5 million of our securities of which we have received gross proceeds of $2 million through December 31, 2012. On January 7, 2013, Crede purchased $5.5 million of our Series A Preferred Stock which was converted by us into common stock. See “Subsequent Events” below. In connection with this securities purchase agreement, we also issued warrants to Crede to purchase additional shares of our common stock.

Management believes that our positive cash balance and working capital as of December 31, 2012 in addition to the subsequent funds raised from Crede subsequent to December 31, 2012 along with our current customer base, projected cash flow and the minimum guaranteed revenues for the next fiscal year will allow us to continue to improve our working capital and to have sufficient capital resources to meet projected cash flow requirements through December 31, 2013.

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

Subsequent Events

Second Closing of Private Placement:

On January 7, 2013, the Company completed the second closing (“Second Closing”) of its transaction with Crede CG II, Ltd. (“Crede”) and sold 5,500 shares of Series A Convertible Preferred Stock (“Series A Preferred”) to Crede at a price of $1,000 per share. The Company received gross proceeds of $5,500,000. On January 8, 2013, the Company exercised its option and converted the Series A Preferred held by Crede into 25,462,963 shares of the Company’s Common Stock at a conversion price of $0.216 per share.

As previously reported, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Crede dated November 28, 2012 pursuant to which Crede agreed to purchase the Series A Preferred on the first business day following the date a registration statement covering the resale of all shares of Common Stock issuable pursuant to the Purchase Agreement, including those underlying the Series A Preferred and Series A, B and C Warrants, is declared effective by the SEC. The Company’s registration statement on Form S-3 was declared effective by the SEC on January 4, 2013.

Pursuant to the Purchase Agreement, Crede purchased at the initial closing held on November 29, 2012 (“Initial Closing”) 10,752,688 shares of the Company’s Common Stock at a price of $0.186 per share, resulting in gross proceeds to the Company of $2,000,000. In addition, at the Initial Closing, Crede was issued (i) five year Series A Warrants allowing it to initially purchase 10,752,688 shares of Common Stock at a price of $0.2232 per share, (ii) five year Series B Warrants allowing it to initially purchase 29,569,892 shares of Common Stock at a price of $0.2232 which became exercisable at the Second Closing and (iii) Series C Warrants to initially purchase 26,881,720 shares of Common Stock which became exercisable for six months after the eleventh trading day following the Second Closing. Crede may also exchange the Warrants for Common Stock pursuant to a Black-Scholes formula. The Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall any of the Warrants be exercisable or exchangeable into or for Common Stock to the extent that such exercise or exchange would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Company’s Common Stock.

On January 22, 2013, the Company exercised its option to repurchase the Series C Warrants issued to Crede for $50,000.

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

Number of Employees

We currently have 26 full-time employees and three part-time employees, including two in management, seventeen in operations, nine in sales and marketing and one in investor relations.  We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and/ or part time employees to discharge certain critical functions during the next 12 months.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel. As of June 23, 2012, we began working with Insperity Inc. to help us manage many of our back-end administrative human resources responsibilities. This change is being done to provide Fortune 500 type benefits to our current employees, making us more attractive to new hires as well as saving us money by not having to build out an internal HR department at this point in time. Insperity Inc. is a publicly traded company (NYSE: NSP) that supports businesses with payroll, medical benefits, online-training, and human resources services and support.

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

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information-

Item 1. - Legal Proceedings.

“Item 3. Legal Proceedings” of our most recent Annual Report on Form 10-K filed on December 20, 2012 includes a discussion of our legal proceedings.  There have been no material changes from the legal proceedings described in our Form 10-K.

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

Applied DNA Sciences, Inc.

Dated: February 14, 2013	/s/ JAMES A. HAYWARD, PH. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

/s/ KURT H. JENSEN
Kurt H. Jensen
Chief Financial Officer (Duly authorized officer and principal financial officer)