Form 10-Q
period 2013-03-31
APPLIED DNA SCIENCES INC
filed 2013-05-15
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
☐  Yes    ☒  No

As of May 13, 2013, the registrant had 731,297,908 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2013

 Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,405,610	$724,782
Accounts receivable	407,797	296,994
Prepaid expenses	25,275	80,037
Total current assets	4,838,682	1,101,813

Property, plant and equipment-net of accumulated depreciation of $294,783 and $251,958 respectively	198,081	210,845

Other assets:
Deposits	36,276	36,276

Total Assets	$5,073,039	$1,348,934

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$809,723	$592,009
Total current liabilities	809,723	592,009

Warrant liability	8,033,842	—

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2013 and September 30, 2012	—	—
Series A Preferred stock, par value $0.001 per share; 5,500 shares designated; -0- issued and outstanding as of March 31, 2013 and September 30, 2012	—	—
Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 684,484,654 and 646,182,550 shares issued and outstanding as of March 31, 2013 and September 30, 2012, respectively	684,485	646,183
Additional paid in capital	176,384,516	169,117,881
Accumulated deficit	(180,839,527)	(169,007,139)
Total stockholders’ (deficit) equity	(3,770,526)	756,925

Total Liabilities and Stockholders’ (Deficit) Equity	$5,073,039	$1,348,934

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Revenues	$344,605	$518,402	$662,275	$1,035,306

Operating expenses:
Selling, general and administrative	2,754,407	1,824,646	5,275,574	3,977,074
Research and development	176,485	96,097	324,151	174,570
Depreciation and amortization	21,830	98,708	42,825	197,081

Total operating expenses	2,952,722	2,019,451	5,642,550	4,348,725

LOSS FROM OPERATIONS	(2,608,117)	(1,501,049)	(4,980,275)	(3,313,419)

Other income (expense):
Interest, net	405	(42,833)	405	(640,368)
Change in fair value of warrant liability	(519,919)	—	(6,852,518)	—

Net loss before provision for income taxes	(3,127,631)	(1,543,882)	(11,832,388)	(3,953,787)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(3,127,631)	$(1,543,882)	$(11,832,388)	$(3,953,787)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding-
Basic and diluted	680,399,988	583,619,169	664,993,844	536,695,691

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,832,388)	$(3,953,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,825	197,081
Fair value of vested options issued to officers, directors and employees	873,023	1,174,778
Change in fair value of warrant liability	6,852,518	—
Amortization of capitalized financing costs	—	85,975
Amortization of debt discount attributable to convertible debentures	—	541,120
Equity based compensation	13,238	58,238
Common stock issued in settlement of interest	—	507,939
Change in operating assets and liabilities:
Increase in accounts receivable	(110,803)	(115,056)
Decrease in prepaid expenses and deposits	54,762	39,954
Increase (decrease) in accounts payable and accrued liabilities	217,714	(379,829)
Net cash used in operating activities	(3,889,111)	(1,843,587)

Cash flows from investing activities:
Purchase of property and equipment	(30,061)	(47,133)
Net cash used in investing activities	(30,061)	(47,133)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,000,000	—
Proceeds from sale of Series A preferred stock	5,500,000	—
Proceeds from exercise of warrants	150,000	—
Purchase and cancelation of previously issued warrants	(50,000)	—
Net cash provided by financing activities	7,600,000	—

Net increase (decrease) in cash and cash equivalents	3,680,828	(1,890,720)
Cash and cash equivalents at beginning of period	724,782	2,747,294
Cash and cash equivalents at end of period	$4,405,610	$856,574

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued in exchange for previously incurred debt	$—	$4,022,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and for the three and six months ended March 31, 2013 and 2012 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2012 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has generated limited sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of an early stage operating company. For the period from inception through March 31, 2013, the Company has accumulated losses of $180,839,527.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2013 and September 30, 2012, the Company did not record any deferred revenue for the respective periods.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At March 31, 2013 and September 30, 2012, the Company has deemed that no allowance for doubtful accounts was necessary. The Company writes-off receivables that are deemed uncollectible.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives of 3 to 5 years using the straight line method.  At March 31, 2013 and September 30, 2012, property and equipment consist of:

	March 31, 2013 (unaudited)	September 30, 2012
Computer equipment	$33,464	$33,464
Lab equipment	326,965	296,904
Furniture	132,435	132,435
Total	492,864	462,803
Accumulated depreciation	294,783	251,958
Property and equipment, net	$198,081	$210,845

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Net Loss Per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents consist of shares issuable upon  the exercise of the Company’s stock options and warrants. For the three and six months ended March 31, 2013, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 813,157,960 and 797,751,816 for the three and six months ended March 31, 2013, respectively. Fully diluted shares outstanding were 669,297,954 and 622,374,476 for the three and six months ended March 31, 2012, respectively.

Stock Based Compensation

The Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.    Stock-based compensation expense recognized under ASC 718-10 for the three and six months ended March 31, 2013 were $455,157 and $873,023, respectively, and for the three and six months ended March 31, 2012 were $785,719 and $1,174,778, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

As of March 31, 2013, 126,354,192 employee stock options were outstanding with 96,917,325 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three and six months ended March 31, 2013 included an aggregate of 66% and 59% from one and four customers of the Company’s total revenues, respectively.

One and three customers accounted for 67% and 70% of the Company’s revenues earned from sale of products and services for the three and six months ended March 31, 2012, respectively.

Four and two customers accounted for 55% and 54% of the Company’s total accounts receivable at March 31, 2013 and September 30, 2012, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $176,485 and $96,097 for the three month periods ended March 31, 2013 and 2012, respectively, and $324,151 and $174,570 for the six month periods ended March 31, 2013 and 2012, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $99,352 and $136,811 as advertising costs for the three and six month periods ended March 31, 2013 and $35,296 and $54,904 for the three and six month periods ended March 31, 2012, respectively.

Intangible Assets

The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit.  The estimated useful life for patents is five years while other intellectual property uses a seven year useful life. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of the Company’s intangible assets are subject to amortization. As of March 31, 2013 and September 30, 2012, all intangible assets have been amortized to -0- carrying value.

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
MARCH 31, 2013
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

NOTE B – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2013 and September 30, 2012 are as follows:

	March 31,
	2013	September 30,
	(unaudited)	2012
Accounts payable	$684,908	$473,060
Accrued consulting fees	102,500	102,500
Accrued salaries payable	22,315	16,449
Total	$809,723	$592,009

 NOTE C – WARRANT LIABILITY

As more fully described in Note E below, on November 28, 2012, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Crede CG II, Ltd. (“Crede”). In connection with the Purchase Agreement, the Company issued Series A, B and C Warrants allowing Crede to purchase 10,752,688, 29,569,892 and 26,881,720 shares of Common Stock, respectively.

The Company determined that the Series A and B Warrants described above should be classified as a liability due to transactions which may cause an adjustment to the conversion rate (reset provisions) contained in the warrant agreements and remeasured at each reporting date at their fair value with the changes reported in earnings (loss). Due to a callable provision of the Series C Warrants, the Company deemed such as an equity instrument. The Series C Warrants were repurchased by the Company for $50,000 on January 22, 2013.  Liability classification of the Series A and B Warrants will end upon expiration of reset provisions, at which time the Warrants will be reclassified to equity based on their then fair value. The Company determined the allocated fair value of the Warrants to be $1,181,324 on the issuance date using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.20 per share; dividend yield 0%; expected terms 5 years; risk free interest rate: 0.64%; expected volatility of: 146.32%; and the expected price at which holders are likely to exercise their Warrants of $0.2232.

At March 31, 2013, the Company determined the fair value of the Warrants to be $8,033,842 using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.229 per share; dividend yield 0%; expected term: 4.66 years; risk free interest rate: 0.77%; expected volatility of: 141.64%; and the expected price at which holders are likely to exercise their Warrants of $0.2232. The change in fair value of warrant liability amounted to $519,919 for the three months ended March 31, 2013. The increase from the initial allocated fair value on November 29, 2012 to March 31, 2013 of $6,852,518 of warrants liability was included in the results of operations for the six months ended March 31, 2013.

The Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and therefore has classified the obligation as a long term liability.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE D - RELATED PARTY TRANSACTIONS

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The agreements are generally month to month.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock with a par value of $0.001, as the result of a vote of stockholders conducted on January 27, 2012 which effected an increase in the authorized shares of Common Stock from 800,000,000 to 1,350,000,000.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of March 31, 2013 and September 30 2012, there were 684,484,654 and 646,182,550 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued and outstanding.

During the three months ended March 31, 2013 and 2012, the Company expensed $-0- and $56,875 related to stock based compensation, respectively. During the six month periods ended March 31, 2013 and 2012, the Company has expensed $13,238 and $58,238 related to stock based compensation, respectively.

Preferred and Common Stock Transactions during the Three Months Ended March 31, 2013:

On January 7, 2013, the Company completed the Second Closing of its transaction with Crede pursuant to the Purchase Agreement with Crede. The Company sold 5,500 shares of Series A Preferred Stock (“Series A Preferred”) to Crede at a price of $1,000 per share. The Company received gross proceeds of $5,500,000.   The Company exercised its option on January 8, 2013 and converted the Series A Preferred held by Crede into 25,462,963 shares of the Company’s Common Stock at a conversion price of $0.216 per share.

The Series A Preferred was convertible at the option of the holder thereof, in whole or in part, from time to time and at any time, at the lesser of (i) the Fixed Conversion Price and (ii) the Non-Fixed Conversion Price. The Fixed Conversion Price was equal to $0.186, which was the purchase price for the Common Stock at the Initial Closing. The Non-Fixed Conversion Price was equal to the consolidated closing bid price of the Company’s Common Stock for the most recently completed trading day as of the time of conversion. The Series A Preferred was convertible into Common Stock at the Company’s option, in whole or in part, from time to time during the ten trading day period beginning one trading day following the effectiveness of the registration statement (as described below) through the eleventh trading day following effectiveness of such registration statement, at the Non-Fixed Conversion Price, provided that certain equity conditions were met and the Company was not in breach of certain conditions. The Series A Preferred would have been automatically converted into Common Stock on the one year anniversary of the issuance of the Series A Preferred at the then applicable Non-Fixed Conversion Price, provided that certain equity conditions are met and the Company is not in breach of certain conditions. The Series A Preferred contained weighted average anti-dilution protection. The Series A Preferred did not accrue dividends except to the extent dividends are paid on the Common Stock. The Company’s Common Stock was junior in rank to the Series A Preferred with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series A Preferred generally had no voting rights except as required by law.

Pursuant to the Purchase Agreement, Crede agreed to purchase the Series A Preferred on the first business day following the date a registration statement covering the resale of all shares of Common Stock issuable pursuant to the Purchase Agreement, including those underlying the Series A Preferred and Series A, B and C Warrants, was declared effective by the SEC. The Company’s registration statement on Form S-3 was declared effective by the SEC on January 4, 2013.

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
MARCH 31, 2013
(unaudited)

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

Crede has the right to participate in other equity or equity-linked financings completed by the Company for a period of 180 days from the later of the Initial Closing or the date the registration statement went effective.

In addition, the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below $0.186 per share or the market price of the Common Stock on the date the registration statement was declared effective, for a period of 180 days from the effective date of the registration statement, except for issuances (i) pursuant to acquisitions, joint ventures, license arrangements, leasing arrangements and other similar arrangements, (ii) to employees, consultants, directors and officers approved by the Board or pursuant to a plan approved by the Board, (iii) pursuant to one or more contracts entered into by the Company with third parties which would result in revenues to the Company during a three-month period equal to an annual run rate of $15 Million in revenues and (iv) pursuant to a contract entered into by the Company with a third party which would reasonably be expected to result in more than $3 Million in annual receivables.

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

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.03088	1,619,171	4.67	$0.03088	1,619,171	$0.03088
$0.03283	355,421	4.64	$0.03283	355,421	$0.03283
$0.04	3,000,000	2.42	$0.04	3,000,000	$0.04
$0.04405	2,009,081	4.29	$0.04405	2,009,081	$0.04405
$0.04750	5,052,652	5.29	$0.04750	5,052,652	$0.04750
$0.05529	904,322	4.78	$0.05529	904,322	$0.05529
$0.06	12,000,000	1.88	$0.06	12,000,000	$0.06
$0.071	1,000,000	1.82	$0.071	1,000,000	$0.071
$0.09	9,900,000	3.42	$0.09	9,900,000	$0.09
$0.176	100,000	2.60	$0.176	—	$—
$0.2232	40,322,580	4.66	$0.2232	40,322,580	$0.2232
$0.50	1,800,000	0.51	$0.50	1,800,000	$0.50
	78,063,227	3.88	$0.1558	77,963,227	$0.1568

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2011	58,205,280	$0.140
Granted	1,075,000	0.071
Exercised	(5,039,633)	(0.045)
Cancelled or expired	(8,400,000)	(0.161)
Balance at September 30, 2012	45,840,647	$0.145
Granted	67,304,300	0.2232
Exercised	(1,500,000)	(0.10)
Cancelled or expired	(33,581,720)	(0.278)
Balance, March 31, 2013	78,063,227	$0.1558

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

On November 29, 2012, in connection with a securities purchase agreement as described in Note E above, the Company issued an aggregate of 67,304,300 warrants to purchase the Company’s common stock exercisable for one to five years after defined date or events, at an exercise price of $0.2232.

In March 2013, the Company issued an aggregate of 1,500,000 shares of its common stock in connection with the exercise of warrants at an exercise price of $0.10 per share; net proceeds of $150,000.

As described in Note E above, on January 22, 2013, the Company exercised its option to repurchase 26,881,720 Series C Warrants issued to Crede for $50,000.

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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of Common Stock.  As of March 31, 2013, a total of 11,129,000 shares have been issued and options to purchase 126,354,192 shares are outstanding under the 2005 Incentive Stock Plan.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

The following table summarizes the changes in options outstanding and the related prices for the shares of Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	29,000,000	2.16	$0.05	29,000,000	$0.05
$0.0585	50,000,000	5.29	$0.0585	31,250,000	$0.0585
$0.06	30,100,000	2.25	$0.06	22,525,000	$0.06
$0.065	634,825	3.68	$0.065	634,825	$0.065
$0.068	4,770,000	3.67	$0.068	4,770,000	$0.068
$0.07	2,850,000	2.11	$0.07	1,837,500	$0.07
$0.09	1,500,000	3.42	$0.09	1,500,000	$0.09
$0.11	5,400,000	0.21	$0.11	5,400,000	$0.11
$0.1799	2,099,367	4.67	$—	—	$—
	126,354,192	3.46	$0.06	96,917,325	$0.06

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at October 1, 2011	120,650,000	$0.060
Granted	6,558,825	0.067
Exercised	(500,000)	(0.08)
Cancelled or expired	(1,500,000)	(0.08)
Outstanding at September 30, 2012	125,208,825	$0.060
Granted	2,099,367	0.1799
Exercised	(954,000)	(0.10)
Canceled or expired	—
Outstanding at March 31, 2013	126,354,192	$0.06

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

During the six months ended March 31, 2012, the Company issued 586,453 shares of its Common Stock in connection with the cashless exercise of 954,000 options to acquire the Company stock at $.068 per share.

The Company recorded $455,157 and $873,023 as stock compensation expense for the three and six month periods ended March 31, 2013, respectively, and $389,059 and $1,174,778 for the three and six month periods ended March 31, 2012, respectively, for the vesting portion of all employee options outstanding.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases office space in Stony Brook, New York for its corporate use. Total lease rental expenses for the three and six month periods ended March 31, 2013 were $72,963 and $144,548, respectively.  Total lease rental expenses for the three and six month periods ended on March 31, 2012 were $64,535 and $110,302, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

Employment and Consulting Agreements

The Company has employment agreements with the Chief Executive Officer and Chief Financial Officer as disclosed in the notes to audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 20, 2012 filed with the SEC.

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

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc. On July 8, 2011, the Company filed a motion to dismiss the complaint. In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint. Demodulation, Inc. alleged that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities. Of the 17 claims alleged in the amended complaint, five were asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement. Demodulation, Inc. sought damages and injunctive relief against the Company. The Company believes these claims were without merit.  On January 27, 2012, the Company filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds. On December 12, 2012, the Court entered an order on the Company’s motion to dismiss the amended complaint. The Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed four out of the five claims asserted against the Company without prejudice, leaving only the patent infringement claim.  Subsequently, the parties stipulated to sever the patent infringement claim against the Company from the claims against the other defendants.  The Court entered an order severing the patent claim on February 20, 2013, and terminated the main lawsuit against the Company.  Demodulation, Inc. may seek to re-file its patent claim as a separate action, but to date has not done so.  If Demodulation re-files its action, the Company intends to vigorously defend the action.

Smartwater, Ltd. v. Applied DNA Sciences, Inc. (No. 12-CV-05731-JS-AKT (E.D.N.Y.))

On June 6, 2012, a complaint for patent infringement was filed against the Company by Smartwater, Ltd. in the United States District Court for the District of Massachusetts in an action entitled Smartwater, Ltd. v. Applied DNA Sciences, Inc., No. 1:12-cv-11009-PBS. The complaint alleged that the Company infringed one or more claims under two of plaintiff’s patents by selling or offering for sale, manufacturing and using certain of the Company’s products, by inducing others to infringe and by contributing to infringement by others. The plaintiff sought injunctive relief with respect to the patents as well as awards of damages and attorneys’ fees. The Company had not been served with the complaint and on August 24, 2012 the plaintiff voluntarily dismissed the complaint and refiled a similar complaint in the United States District Court for the Southern District of Florida, No. 12-61660-DMM (S.D. Fla.). On August 30, 2012, plaintiff served the Company with the complaint. The refiled complaint seeks injunctive relief with respect to one of the patents as well as awards of damages and attorneys’ fees. The Company filed a motion to dismiss and a motion to transfer the action to the Eastern District of New York. On November 19, 2012, the Court granted the Company’s motion to transfer the action to the Eastern District of New York. The Company’s motion to dismiss is pending before the Court in the Eastern District of New York.  An initial conference with the Court was held on February 21, 2013, at which time the Court directed the conduct of limited document discovery pending the Court’s decision on the motion to dismiss.  The Company believes that none of its products infringe any claims under either of plaintiff’s patents, and moreover notes that one of plaintiff’s patents has expired  and the other is due to expire on February 25, 2014.  The Company believes the allegations in the complaint are without merit and intends to defend the action vigorously. The ultimate outcome of this claim cannot be determined at the date of this report.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE H - LIQUIDITY

The Company incurred a net loss of $11,832,388 and generated negative operating cash flow of $3,889,111 for the six months ended March 31, 2013. However, the Company has attained positive working capital of $4,028,959 as of March 31, 2013.  Management believes that the positive cash balance and working capital as of March 31, 2013 along with the current customer base, the projected cash flow and the minimum guaranteed revenues for the next fiscal year will allow the Company to continue to improve its working capital and will have sufficient capital resources to meet projected cash flow requirements.

NOTE I - FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice model option pricing model as described in Note C. Certain assumptions used in the calculation of the warrants liability represent level-3 unobservable inputs.

NOTE J – SUBSEQUENT EVENTS

On April 25, 2013, Crede effected the cashless exercise of 10,752,688 Series A Warrants and 29,569,862 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 31,257,045 shares of its Common Stock.

On May 10, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RedWeb Technologies Limited (“RedWeb”), a corporation incorporated and registered under the laws of England & Wales, to purchase certain assets of RedWeb (“Purchased Assets”) relating to its forensic tagging security system for a purchase price of £400,000 ($624,080). The Company completed the acquisition of the Purchased Assets on the same day. The Purchased Assets include RedWeb’s Sentry 500 Intruder Spray System, RedWeb’s Advanced Molecular Taggent Technology and all products relating thereto, certain intellectual property and inventory relating to the foregoing. £40,000 of the purchase price shall be held in escrow for up to one year to be applied against the indemnification obligations of RedWeb pursuant to the Asset Purchase Agreement.

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

Introduction

We are a provider of botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA, SmartDNA®, DNANet®, BioMaterial Genotyping™, digitalDNA™, and Cashield® our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), microcircuits and other electronics, homeland security, textiles and apparel, identity cards and other secure documents, law enforcement, pharmaceuticals, wine, and luxury consumer goods.

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

BioMaterial GenoTyping. Our BioMaterial GenoTyping solution refers to the development of genetic assays to distinguish between varieties or strains of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods, that contain their own source DNA. We have developed two proprietary genetic tests (FiberTyping™ and PimaTyping™) to track American Pima cotton from the field to finished garments. These genetic assays provide the cotton industry with what we believe to be the first authentication tools that can be applied throughout the U.S. and global cotton industry from cotton growers, mills, wholesalers, distributors, manufacturers and retailers through trade groups and government agencies.

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

Plan of Operations

General

To date, the substantial portion of our revenues has been generated from sales of our SigNature DNA and BioMaterial Genotyping, our principal anti-counterfeiting and product authentication solutions (“authentication services”).  We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet anticipated future demand.   We expect to generate revenues  from sales of our SigNature Program, Cashield, DNANet, SmartDNA, digitalDNA and BioMaterial Genotyping offerings.  We have developed or are currently attempting to develop business in the following target markets: homeland security,  cash-in-transit,  textile and apparel authentication, secure documents, pharmaceuticals, consumer products, law enforcement, fine wine, art and collectibles, and digital and recording media.  Our developments in the cash-in-transit, semiconductor authentication and textile and apparel authentication markets have contributed to our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues

For the three months ended March 31, 2013, we generated $344,605 in revenues from operations principally from the sales of authentication services. For the three months ended March 31, 2012, we generated $518,402 in revenues from operations. The decrease in sales for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily caused by the completion of our prior pilot contract with the Logistics Management Institute (“LMI”), and a slower than anticipated replacement of that revenue by DNA marking contracts with commercial electronics manufacturers.  In late January 2013, the United States Defense Logistics Agency (“DLA”) announced that it would subsidize SigNature DNA marking costs for its trusted suppliers, and in March 2013, after this and other mechanisms were in place, we were able to begin SigNature DNA shipments for this market segment.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $1,824,646 for the three months ended March 31, 2012 to $2,754,407 for the three months ended March 31, 2013.  The increase of $929,761, or 51%, is primarily attributable to higher professional, salary and service fees incurred.

Research and Development

Research and development expenses increased from $96,097 for the three months ended March 31, 2012 to $176,485 for the three months ended March 31, 2013. The increase of $80,388 is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the three months ended March 31, 2013, depreciation and amortization decreased by $76,878 from $98,708 for the three months ended March 31, 2012 to $21,830 for the three months ended March 31, 2013.  The decrease is attributable to completion of the amortization of our intangible property.

Total Operating Expenses

Total operating expenses increased to $2,952,722 for the three months ended March 31, 2013 from $2,019,451 for the three months ended March 31, 2012, or an increase of $933,271 primarily attributable to an increase in professional fees paid and in R&D expenditures, which was offset by a decrease in depreciation and amortization expense.

Interest, net

Interest, net for the three months ended March 31, 2013 was income of $405 from a net interest expense of $42,833 for the three months ended March 31, 2012. The decrease in interest expense was due to no outstanding notes payable as of March 31, 2013.

Loss from Change in Fair Value of Warrant Liability

In November 2012, we issued warrants containing certain reset provisions which require us to classify as a liability mark to market to fair value each reporting period as a non-cash adjustment to our current period operations.  This resulted in a $519,919 charge to current period operations as compared to $-0- for the same period last year.

Net Income (Loss)

Net loss for the three months ended March 31, 2013 increased to $3,127,631 from a net loss of $1,543,882 for the three months ended March 31, 2012, which is primarily attributable to factors described above.

Comparison of Results of Operations for the Six Months Ended March 31, 2013 and 2012

Revenues

For the six months ended March 31, 2013, we generated $662,275 in revenues from operations principally from the sales of authentication services. For the six months ended March 31, 2012, we generated $1,035,306 in revenues from operations. The decrease in sales for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 was primarily caused by the completion of our prior pilot contract with LMI, and a slower than anticipated replacement of that revenue by DNA marking contracts with commercial electronics manufacturers.  In late January 2013, DLA announced that it would subsidize SigNature DNA marking costs for its trusted suppliers, and in March 2013, after this and other mechanisms were in place, we were able to begin SigNature DNA shipments for this market segment.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $3,977,074 for the six months ended March 31, 2012 to $5,275,574 for the six months ended March 31, 2013. The increase of $1,298,500, or 33%, is primarily attributable to the higher professional, salary and service fees incurred.

Research and Development

Research and development expenses increased from $174,570 for the six months ended March 31, 2012 to $324,151 for the six months ended March 31, 2013. The increase of $149,581 is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the six months ended March 31, 2013, depreciation and amortization decreased by $154,256 from $197,081 for the six months ended March 31, 2012 to $42,825 for the three months ended March 31, 2013.  The decrease is attributable to completion of the amortization of our intangible property.

Total Operating Expenses

Total operating expenses increased to $5,642,550 for the six months ended March 31, 2013 from $4,348,725 for the six months ended March 31, 2012, or an increase of $1,293,825 primarily attributable to an increase in professional fees paid and in R&D expenditures which was offset by a decrease in depreciation and amortization expense.

Interest, net

Interest, net for the six months ended March 31, 2013 was income of $405 from a net interest expense of $640,368 for the six months ended March 31, 2012. The decrease in interest expense was due to no outstanding notes payable as of March 31, 2013.

Loss from Change in Fair Value of Warrant Liability

In November 2012, we issued warrants containing certain reset provisions which require us classify as a liability mark to market to fair value each reporting period as a non-cash adjustment to our current period operations.  This resulted in a $6,852,518 charge to current period operations as compared to $-0- for the same period last year.

Net Income (Loss)

Net loss for the six months ended March 31, 2013 increased to $11,832,388 from a net loss of $3,953,787 for the six months ended March 31, 2012, which is primarily attributable to factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2013, we had working capital of $4,028,959. For the six months ended March 31, 2013, we generated a net cash flow deficit from operating activities of $3,889,111 consisting primarily of our loss of $11,832,388, net with non-cash adjustments of $42,825 in depreciation and amortization charges, $886,261 for equity based compensation and $6,852,518 change in fair value of warrant liability. Additionally, we had a net increase in operating assets of $56,041 and a net increase in operating liabilities of $217,714. Cash used in investing activities was $30,061 primarily from the purchase of equipment. Cash provided by financing activities for the six months ended March 31, 2013 totaled $7,600,000 consisting of proceeds of $5,500,000 from the sale of our Series A Preferred, $2,000,000 from the sale of our common stock, $150,000 from the exercise of warrants, net with $50,000 paid to re-acquire previously issued warrants.

On January 7, 2013, we completed the second closing (“Second Closing”) of our transaction with Crede CG II, Ltd. (“Crede”) and sold to Crede 5,500 shares of our Series A Preferred at a price of $1,000 per share, resulting in gross proceeds to us of $5,500,000. On January 8, 2013, we exercised our option and converted the Series A Preferred held by Crede into 25,462,963 shares of our Common Stock at a conversion price of $0.216 per share.

We had entered into a Securities Purchase Agreement (“Purchase Agreement”) with Crede dated November 28, 2012 pursuant to which Crede agreed to purchase the Series A Preferred on the first business day following the date a registration statement covering the resale of all shares of Common Stock issuable pursuant to the Purchase Agreement, including those underlying the Series A Preferred and Series A, B and C Warrants, is declared effective by the SEC. The Company’s registration statement on Form S-3 was declared effective by the SEC on January 4, 2013.

Pursuant to the Purchase Agreement, Crede purchased at the initial closing held on November 29, 2012 (“Initial Closing”) 10,752,688 shares of our Common Stock at a price of $0.186 per share, resulting in gross proceeds to us of $2,000,000. In addition, at the Initial Closing, Crede was issued (i) five year Series A Warrants allowing it to initially purchase 10,752,688 shares of Common Stock at a price of $0.2232 per share, (ii) five year Series B Warrants allowing it to initially purchase 29,569,892 shares of Common Stock at a price of $0.2232 which became exercisable at the Second Closing and (iii) Series C Warrants allowing it to initially purchase 26,881,720 shares of Common Stock which became exercisable for six months after the eleventh trading day following the Second Closing. Crede may also exchange the Warrants for Common Stock pursuant to a Black-Scholes formula. The Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall any of the Warrants be exercisable or exchangeable into or for Common Stock to the extent that such exercise or exchange would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Company’s Common Stock.

On January 22, 2013, the Company exercised its option to repurchase the Series C Warrants issued to Crede for $50,000.

Crede has the right to participate in other equity or equity –linked financings completed by the Company for a period of 180 days from January 4, 2013. In addition, the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below $0.186 per share or the market price of the Common Stock on the date the registration statement was is declared effective, for a period of 180 days from the effective date of the registration statement, except for issuances (i) pursuant to acquisitions, joint ventures, license arrangements, leasing arrangements and other similar arrangements, (ii) to employees, consultants, directors and officers approved by the Board or pursuant to a plan approved by the Board, (iii) pursuant to one or more contracts entered into by us with third parties which would result in revenues to us during a three-month period equal to an annual run rate of $15 Million in revenues and (iv) pursuant to a contract entered into by us with a third party which would reasonably be expected to result in more than $3 Million in annual receivables.

Until one year after the Second Closing, we are prohibited from entering into any transaction to (i) sell any convertible securities at a conversion rate or other price that is generally based on and/or varies with the trading prices of the our Common Stock at any time after the initial issuance of such convertible securities or (ii) sell securities at a future determined price, including, without limitation, an “equity line of credit” or an “at the market offering.”

Management believes that our positive cash balance and working capital as of March 31, 2013 along with our current customer base, projected cash flow and the minimum guaranteed revenues for the next fiscal year will allow us to continue to improve our working capital and to have sufficient capital resources to meet projected cash flow requirements.

We expect capital expenditures to be less than $1,000,000 in fiscal 2013. Our primary investments will be in laboratory equipment to support prototyping, manufacturing and our authentication services.

We may be required to seek additional capital should our current positive working capital fall short. We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this could restrict our ability to grow. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

Substantially all of the real property used in our business is leased.

Subsequent Events

On April 25, 2013, Crede effected the cashless exercise of 10,752,688 Series A Warrants and 29,569,862 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 31,257,045 shares of its Common Stock.

On May 10, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RedWeb Technologies Limited (“RedWeb”), a corporation incorporated and registered under the laws of England & Wales, to purchase certain assets of RedWeb (“Purchased Assets”) relating to its forensic tagging security system for a purchase price of £400,000 ($624,080). The Company completed the acquisition of the Purchased Assets on the same day. The Purchased Assets include RedWeb’s Sentry 500 Intruder Spray System, RedWeb’s Advanced Molecular Taggent Technology and all products relating thereto, certain intellectual property and inventory relating to the foregoing. £40,000 of the purchase price shall be held in escrow for up to one year to be applied against the indemnification obligations of RedWeb pursuant to the Asset Purchase Agreement.

Product Research and Development

We anticipate spending approximately $500,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $1,400,000 on the acquisition of intellectual rights and leasehold improvements during the next 12 months.  To manage our expected growth, if any, over the next 2 to 3 years, we are in the process of obtaining additional space at our current location.

Number of Employees

We currently have 38 full-time employees and two part-time employees, including two in management, 27 in operations, 9 in sales and marketing, one in human resources, and one in investor relations.  Four additional employees have been offered employment and will start by June 15, 2013.  This will give us 42 full-time employees, 2 part-time employees, including four in management, 29 in operations, 9 in sales and marketing, one in human resources, and one in investor relations.  We expect to increase our staffing dedicated to sales, product prototyping, manufacturing of DNA markers and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our anticipated growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and/ or part time employees to discharge certain critical functions during the next 12 months.    There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel. As of June 23, 2012, we began working with Insperity Inc. to help us manage many of our back-end administrative human resources responsibilities. This change is being done to provide Fortune 500 type benefits to our current employees, making us more attractive to new hires as well as saving us money by not having to build out an internal HR department at this point in time. Insperity Inc. is a publicly traded company (NYSE: NSP) that supports businesses with payroll, medical benefits, online-training, and human resources services and support

We do not have any off-balance sheet arrangements.

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

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 – Legal Proceedings

“Item 3 – Legal Proceedings” of our most recent Annual Report on Form 10-K filed on December 20, 2012 includes a discussion of our legal proceedings.  During the fiscal quarter ended March 31, 2013, there have been no material changes from the legal proceedings discussed in our Form 10-K except as follows:

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. - 2:11-cv-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc. On July 8, 2011, the Company filed a motion to dismiss the complaint. In response, on August 3, 2011, Demodulation, Inc. filed an amended complaint. Demodulation, Inc. alleged that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation, Inc.’s trade secrets and other intellectual property and to interfere in its business opportunities. Of the 17 claims alleged in the amended complaint, five were asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement. Demodulation, Inc. sought damages and injunctive relief against the Company. The Company believes these claims were without merit.  On January 27, 2012, the Company filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds. On December 12, 2012, the Court entered an order on the Company’s motion to dismiss the amended complaint. The Court granted in part and denied in part the Company’s motion to dismiss. The Court dismissed four out of the five claims asserted against the Company without prejudice, leaving only the patent infringement claim.  Subsequently, the parties stipulated to sever the patent infringement claim against the Company from the claims against the other defendants.  The Court entered an order severing the patent claim on February 20, 2013, and terminated the main lawsuit against the Company.  Demodulation, Inc. may seek to re-file its patent claim as a separate action, but to date has not done so.   If Demodulation re-files its action, the Company intends to vigorously defend the action.

Item 5 – Other Information

On May 10, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RedWeb Technologies Limited (“RedWeb”), a corporation incorporated and registered under the laws of England & Wales, to purchase certain assets of RedWeb (“Purchased Assets”) relating to its forensic tagging security system for a purchase price of £400,000 ($624,080).  The Company completed the acquisition of the Purchased Assets on the same day.  The Purchased Assets include RedWeb’s Sentry 500 Intruder Spray System, RedWeb’s Advanced Molecular Taggent Technology and all products relating thereto, certain intellectual property and inventory relating to the foregoing.  £40,000 of the purchase price shall be held in escrow for up to one year to be applied against the indemnification obligations of RedWeb pursuant to the Asset Purchase Agreement.

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

Applied DNA Sciences, Inc.

Dated: May 15, 2013	/s/ JAMES A. HAYWARD, PH. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

/s/ KURT H. JENSEN
Kurt H. Jensen
Chief Financial Officer (Duly authorized officer and principal financial officer)