Form 10-Q
period 2013-06-30
APPLIED DNA SCIENCES INC
filed 2013-08-13
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 33-17387

Applied DNA Sciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Health Sciences Drive Stony Brook, New York	11790
(Address of principal executive offices)	(Zip Code)

631-240-8800
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
☐  Yes    ☒  No

As of August 8, 2013, the registrant had 744,219,263 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2013

Part I

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,831,791	$724,782
Accounts receivable, net of allowance of $70,000 and $0, respectively	587,655	296,994
Prepaid expenses	141,563	80,037
Total current assets	2,561,009	1,101,813

Property, plant and equipment-net of accumulated depreciation of $337,593 and $251,958 respectively	664,106	210,845

Other assets:
Deposits	51,260	36,276

Intangible assets:
Intellectual property, net of accumulated amortization of $19,470 and $0, respectively	564,610	—
Total Assets	$3,840,985	$1,348,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,533,478	$592,009

Total Liabilities	1,533,478	592,009

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2013 and September 30, 2012	—	—
Series A Preferred stock, par value $0.001 per share; 5,500 shares designated; -0- issued and outstanding as of June 30, 2013 and September 30, 2012	—	—
Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 733,524,076 and 646,182,550 shares issued and outstanding as of June 30, 2013 and September 30, 2012, respectively	733,524	646,183
Additional paid in capital	184,549,123	169,117,881
Accumulated deficit	(182,975,140)	(169,007,139)
Total stockholders’ equity	2,307,507	756,925

Total Liabilities and Stockholders’ Equity	$3,840,985	$1,348,934

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Revenues	$644,842	$528,574	$1,307,117	$1,563,880

Operating expenses:
Selling, general and administrative	3,240,815	1,752,501	8,516,390	5,729,575
Research and development	184,981	99,958	509,132	274,528
Depreciation and amortization	62,280	103,338	105,105	300,419

Total operating expenses	3,488,076	1,955,797	9,130,627	6,304,522

LOSS FROM OPERATIONS	(2,843,234)	(1,427,223)	(7,823,510)	(4,740,642)

Other income (expense):
Interest, net	333	(2,422)	738	(642,790)
Gain (loss) on change in fair value of warrant liability	707,289	—	(6,145,229)	—

Net loss before provision for income taxes	(2,135,612)	(1,429,645)	(13,968,001)	(5,383,432)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(2,135,612)	$(1,429,645)	$(13,968,001)	$(5,383,432)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding-
Basic and diluted	721,142,161	594,931,878	683,709,950	556,036,906

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,968,001)	$(5,383,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,105	300,419
Fair value of vested options issued to officers, directors and employees	1,334,993	1,564,311
Change in fair value of warrant liability	6,145,229	—
Amortization of capitalized financing costs	—	85,975
Amortization of debt discount attributable to convertible debentures	—	541,120
Fair value change from employee option modification	408,605	—
Fair value of vested warrants issued for service	28,256	58,238
Common stock issued in settlement of interest	—	507,939
Bad debt expense	70,000	—
Change in operating assets and liabilities:
Accounts receivable	(360,661)	(234,180)
Prepaid expenses and deposits	(76,510)	(44,247)
Accounts payable and accrued liabilities	616,067	(389,151)
Deferred revenue	—	25,000
Net cash used in operating activities	(5,696,917)	(2,968,008)

Cash flows from investing activities:
Purchase of assets under RedWeb asset purchase agreement	(584,080)	—
Purchase of property and equipment	(213,494)	(65,792)
Net cash used in investing activities	(797,574)	(65,792)

Cash flows from financing activities:
Net proceeds from sale of common stock	2,000,000	1,542,600
Proceeds from sale of Series A preferred stock	5,500,000	—
Proceeds from exercise of warrants	150,000	—
Proceeds from exercise of options	1,500	—
Purchase and cancellation of previously issued warrants	(50,000)	—
Net cash provided by financing activities	7,601,500	1,542,600

Net increase (decrease) in cash and cash equivalents	1,107,009	(1,491,200)
Cash and cash equivalents at beginning of period	724,782	2,747,294
Cash and cash equivalents at end of period	$1,831,791	$1,256,094

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued in exchange for previously incurred debt	$—	$4,022,000
Property, plant and equipment acquired, included in accounts payable	$325,402	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated interim financial statements as of June 30, 2013 and for the three and nine months ended June 30, 2013 and 2012 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2012 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

The condensed consolidated balance sheet as of September 30, 2012 contained herein has been derived from the audited consolidated financial statements as of September 30, 2012, but do not include all disclosures required by GAAP.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has generated limited sales revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of an early stage operating company. For the period from inception through June 30, 2013, the Company has accumulated losses of $182,975,140.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited. Significant inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most complex and subjective estimates include:  recoverability of long-lived assets, including the value assigned to intangible assets and property and equipment, fair value calculations for warrants, contingencies and allowance for doubtful accounts.  Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated interim financial statements in the period they are deemed to be necessary.  Accordingly, actual results could differ from those estimates.

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
JUNE 30, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2013 and September 30, 2012, the Company did not record any deferred revenue for the respective periods.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated interim financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At June 30, 2013 and September 30, 2012, the Company had an allowance for doubtful accounts of $70,000 and $0, respectively.  The Company writes-off receivables that are deemed uncollectible.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but are not limited to, accounting for intangibles, warrants, equity based compensation and depreciation and amortization.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  During the three and nine months ended June 30, 2013 and 2012, the Company incurred losses from operations.  Based upon these results, and trends in the Company’s performance projected through 2013, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods.  Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated interim financial statements.  The Company’s evaluation was performed for tax years 2009 through 2012.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Property Plant and Equipment

Property plant and equipment are stated at cost and are depreciated using the straight line method over their estimated useful lives.  The estimated useful lives for computer equipment, lab equipment and furniture is 3 to 5 years and leasehold improvements are amortized over the shorter of their useful life or the lease term.  Property plant and equipment consist of:

	June 30, 2013 (unaudited)	September 30, 2012
Computer equipment	$38,640	$33,464
Lab equipment	589,737	296,904
Furniture	151,039	132,435
Leasehold improvements	222,283	—
Total	1,001,699	462,803
Accumulated depreciation	(337,593)	(251,958)
Property and equipment, net	$664,106	$210,845

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) for purposes of determining and measuring impairment of its long-lived assets other than goodwill. ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company follows the provisions of ASC 280, Segment Reporting (“ASC 280”). ASC 280 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision- making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company’s single principal operating segment.

Loss per Share

The Company presents loss per share utilizing a dual presentation of basic and diluted loss per share.  Basic loss per share includes no dilution and has been calculated based upon the weighted average number of common shares outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants. For the three and nine months ended June 30, 2013 and 2012, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 835,560,840 and 798,128,629 for the three and nine months ended June 30, 2013, respectively. Fully diluted shares outstanding were 646,110,663 and 641,715,691 for the three and nine months ended June 30, 2012, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.  Stock-based compensation expense recognized under ASC 718 for the three and nine months ended June 30, 2013 were $870,576 and $1,743,598 (including the stock option modification, see Note F), respectively, and for the three and nine months ended June 30, 2012 were $389,533 and $1,564,311, respectively.

As of June 30, 2013, 121,354,192 employee stock options were outstanding with 91,892,325 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the nine months ended June 30, 2013 included an aggregate of 14% from one customer of the Company’s total revenues.  No customers represented greater than 10% of the Company’s total revenues for the three months ended June 30, 2013.

Two and one customer(s) accounted for 59% and 46% of the Company’s revenues earned from sale of products and services for the three and nine months ended June 30, 2012, respectively.

One and two customer(s) accounted for 10% and 54% of the Company’s total accounts receivable at June 30, 2013 and September 30, 2012, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”).  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $184,981 and $99,958 for the three month periods ended June 30, 2013 and 2012, respectively, and $509,132 and $274,528 for the nine month periods ended June 30, 2013 and 2012, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $21,825 and $158,636 as advertising costs for the three and nine month periods ended June 30, 2013 and $13,244 and $68,148 for the three and nine month periods ended June 30, 2012, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Fair Value of Financial Instruments

The Company’s financial instruments are primarily composed of cash, accounts receivable, accounts payable and accrued liabilities, and warrants. The fair value of cash, accounts receivable, accounts payable and accrued liabilities, as reflected in the condensed consolidated balance sheet, approximate its fair value due to the short-term maturity of these instruments.

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

The Company utilizes observable market inputs (quoted market prices) when measuring fair value whenever possible.

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

As of June 30, 2013, there were no transfers in or out of Level 3 from other levels.

The fair value of each warrant is estimated using the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant. See Note I.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated events that occurred subsequent to the balance sheet date and through the date the financial statements were available to be issued. Other than those events disclosed in the notes to these financial statements, management concluded that no additional subsequent events required disclosure in these financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE B – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2013 and September 30, 2012 are as follows:

	June 30,
	2013	September 30,
	(unaudited)	2012
Accounts payable	$1,248,944	$473,060
Accrued consulting & legal fees	148,622	102,500
Accrued salaries payable	135,912	16,449
Total	$1,533,478	$592,009

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

On April 25, 2013, Crede effected the cashless exercise of the Series A and Series B Warrants (see Note E).  At April 25, 2013 (date of exercise), the Company determined the fair value of the Warrants to be $7,326,553 using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.221 per share; dividend yield 0%; expected term: 4.54 years; risk free interest rate: 0.71%; expected volatility of: 125.97%; and an exercise price of $0.2232. The change in fair value of the warrant liability amounted to a (gain) loss of $(707,289) and $6,145,229 for the three months and nine months ended June 30, 2013, respectively and was included in the results of operations.  Upon exercise, the fair value of the Series A and Series B Warrants were reclassified to equity.

NOTE D - RELATED PARTY TRANSACTIONS

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The agreements are generally month to month.

NOTE E - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock with a par value of $0.001, as the result of a vote of stockholders conducted on January 27, 2012 which effected an increase in the authorized shares of Common Stock from 800,000,000 to 1,350,000,000.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of June 30, 2013 and September 30, 2012, there were 733,524,076 and 646,182,550 shares of Common Stock issued and outstanding, respectively, and no shares of Preferred Stock issued and outstanding.

During the three months ended June 30, 2013 and 2012, the Company expensed $15,018 and $0 related to stock based compensation, respectively. During the nine month periods ended June 30, 2013 and 2012, the Company has expensed $28,256 and $58,238 related to stock based compensation, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE E - CAPITAL STOCK (continued)

Preferred and Common Stock Transactions during the Nine Months Ended June 30, 2013:

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

Pursuant to the Purchase Agreement, Crede purchased at the Initial Closing, held on November 29, 2012, 10,752,688 shares of the Company’s Common Stock at a price of $0.186 per share, resulting in gross proceeds to the Company of $2,000,000. In addition, at the Initial Closing, Crede was issued (i) five year Series A Warrants allowing it to initially purchase 10,752,688 shares of Common Stock at a price of $0.2232 per share, (ii) five year Series B Warrants allowing it to initially purchase 29,569,892 shares of Common Stock at a price of $0.2232 per share which became exercisable at the Second Closing and (iii) Series C Warrants to initially purchase 26,881,720 shares of Common Stock which became exercisable for six months after the eleventh trading day following the Second Closing.  Crede may also exchange the Warrants for Common Stock pursuant to a Black-Scholes formula. The Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall any of the Warrants be exercisable or exchangeable into or for Common Stock to the extent that such exercise or exchange would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Company’s Common Stock.

On January 22, 2013, the Company exercised its option to repurchase the Series C Warrants issued to Crede for $50,000.

Crede may exercise Series A and Series B Warrants by paying in cash or on a cashless basis by exchanging such Warrants for Common Stock using the Black-Scholes value. In the event that the Common Stock trades at a price 25% or more above the exercise price of the Series A and Series B Warrants for a period of 20 consecutive days (with average daily dollar volume of Common Stock on the OTC Bulletin Board at least equal to $300,000), the Company may obligate Crede to exercise such Warrants for cash.  On April 25, 2013, Crede effected the cashless exercise of 10,752,688 Series A Warrants and 29,569,892 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 31,257,045 shares of its Common Stock.

Crede has the right to participate in other equity or equity-linked financings completed by the Company for a period of 180 days from the later of the Initial Closing or the date the registration statement went effective.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE E - CAPITAL STOCK (continued)

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

On July 19, 2013, the Company entered into another securities purchase agreement (“Purchase Agreement”) with an affiliate of Crede; see Note K, Subsequent Events, for further details on the new financing.

NOTE F - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of Common Stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.04000	3,000,000	2.17	$0.04000	3,000,000	$0.04000
$0.04405	510,784	4.04	$0.04405	510,784	$0.04405
$0.04750	3,789,489	5.04	$0.04750	3,789,489	$0.04750
$0.05529	226,081	4.53	$0.05529	226,081	$0.05529
$0.06000	2,000,000	0.64	$0.06000	2,000,000	$0.06000
$0.07100	1,000,000	1.57	$0.07100	1,000,000	$0.07100
$0.09000	6,900,000	3.18	$0.09000	6,900,000	$0.09000
$0.17900	100,000	2.35	$0.17900	100,000	$0.17900
$0.21400	100,000	2.85	$0.21400	—	—
$0.50000	1,600,000	0.32	$0.50000	1,600,000	$0.50000
	19,226,354	2.83	$0.10331	19,126,354	$0.10273

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, October 1, 2011	58,205,280	$0.140
Granted	1,075,000	0.071
Exercised	(5,039,633)	(0.045)
Cancelled or expired	(8,400,000)	(0.161)
Balance at September 30, 2012	45,840,647	$0.145
Granted	67,404,300	0.223
Exercised	(60,236,873)	(0.170)
Cancelled or expired	(33,781,720)	(0.280)
Balance, June 30, 2013	19,226,354	$0.103

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

In April 2013, the Company issued 11,285,376 shares of its common stock in connection with the cashless exercise of 15,438,337 warrants to acquire the Company’s stock at a weighted average exercise price of $0.063 per share.

In May 2013, the Company issued 2,418,971 shares of its common stock in connection with the cashless exercise of 2,975,956 warrants to acquire the Company’s stock at a weighted average exercise price of $0.042 per share.

On May 7, 2013, 100,000 warrants were issued in connection with services. The warrants are exercisable on or after November 7, 2013 for three years at an exercise price of $0.214 per share.  The fair value of the warrants of $15,018 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 119.72% and risk free rate from 0.35% and were charged to current period operations.

As described in Note E above, on January 22, 2013, the Company exercised its option to repurchase 26,881,720 Series C Warrants issued to Crede for $50,000.  On April 25, 2013, Crede effected the cashless exercise of 10,752,688 Series A Warrants and 29,569,892 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 31,257,045 shares of its Common Stock.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

On January 26, 2005, the Board of Directors, and on February 15, 2005, the holders of a majority of the outstanding shares of Common Stock approved the 2005 Incentive Stock Plan and authorized the issuance of 16,000,000 shares of Common Stock as stock awards and stock options there under. On May 16, 2007, at the annual meeting of stockholders, the holders of a majority of the outstanding shares of Common Stock approved an increase in the number of shares subject to the 2005 Incentive Stock Plan to 20,000,000 shares of Common Stock.  On June 17, 2008, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of Common Stock issuable pursuant to the 2005 Incentive Stock Plan from a total of 20,000,000 shares to a total of 100,000,000 shares, which was approved by our stockholders at the 2008 annual meeting of stockholders held on December 16, 2008.  On November 30, 2011, the Board of Directors unanimously adopted an amendment to the 2005 Incentive Stock Plan that increased the total number of shares of Common Stock issuable there under to 350,000,000 and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year to 50,000,000, which was approved by our stockholders at the 2012 annual meeting of stockholders held on January 27, 2012.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company’s success with an award of options to purchase shares of Common Stock.  As of June 30, 2013, a total of 137,583,192 shares have been issued and options to purchase 121,354,192 shares are outstanding under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0500	24,000,000	1.91	$0.0500	24,000,000	$0.0500
$0.0585	50,000,000	5.04	$0.0585	31,250,000	$0.0585
$0.0600	30,000,000	2.00	$0.0600	22,500,000	$0.0600
$0.0650	634,825	3.43	$0.6500	634,825	$0.0650
$0.0680	4,770,000	3.42	$0.0680	4,770,000	$0.0680
$0.0700	2,850,000	1.86	$0.0700	1,837,500	$0.0700
$0.0900	1,500,000	3.17	$0.0900	1,500,000	$0.0900
$0.1100	5,400,000	4.96	$0.1100	5,400,000	$0.1100
$0.1799	2,099,367	4.42	$0.1799	—	$—
$0.2000	100,000	4.88	$0.2000	—	$—
	121,354,192	3.49	$0.0628	91,892,325	$0.0610

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2011	120,650,000	$0.060
Granted	6,558,825	0.070
Exercised	(500,000)	(0.080)
Cancelled or expired	(1,500,000)	(0.080)
Outstanding at September 30, 2012	125,208,825	$0.060
Granted	7,599,367	0.131
Exercised	(5,979,000)	(0.042)
Canceled or expired	(5,475,000)	(0.109)
Outstanding at June 30, 2013	121,354,192	$0.063
Vested at June 30, 2013	91,892,325	$0.061	$0.138
Non-vested at June 30, 2013	29,461,867	$0.068	$0.131

Transactions involving stock options granted to employees are summarized as follows:

On November 30, 2012, the Company granted an aggregate of 2,099,367 options to non-employee board of director members (except Mr. Catenacci) under the 2005 Incentive Stock Plan. The options are exercisable at $0.1799 per share for five years, vesting one year from the date of issuance. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 146.33% and risk free rate of 0.82%.

On May 12, 2013, the Company granted an aggregate of 100,000 options to an employee under the 2005 Incentive Stock Plan.  The options are exercisable at $0.20 per share for five years, vesting at 25% each anniversary for the next four years. The fair value of the options was determined using the Black Scholes Option Pricing Model with the following assumptions:  dividend yield $-0-, volatility of 117.57% and risk free rate of 0.60%.

During the nine months ended June 30, 2013, the Company issued 4,639,483 shares of its Common Stock in connection with the cashless exercise of 5,954,000 options to acquire the Company stock at weighted average $.053 per share. The Company also issued 25,000 shares of its Common Stock in connection with the exercise of 25,000 options at $0.06 per share.

On May 15, 2013 the Company extended the term of 5,400,000 options that were set to expire to June 16, 2018.  The Company recorded $408,605 of stock compensation expense for the three and nine months ended June 30, 2013 in connection with this modification as the incremental difference between the fair value of the stock options immediately before and after the modification.

The Company recorded $870,576 and $1,743,598 (including the stock option modification) as stock compensation expense for the three and nine month periods ended June 30, 2013, respectively, and $389,533 and $1,564,311 for the three and nine month periods ended June 30, 2012, respectively, for the vesting portion of all employee options outstanding. As of June 30, 2013, unrecorded compensation cost related to non-vested awards was $289,106, which is expected to be recognized through 2018.

NOTE G - COMMITMENTS AND CONTINGENCIES

On June 14, 2013, the Company entered into an operating lease agreement for its new corporate headquarters located in Stony Brook, New York.  The lease is for a 30,000 square foot building.  The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods.  The base rent during the initial lease term is $449,142 per annum.  This new location replaces a lesser amount of space leased by the Company in an adjacent building, which was for corporate use.   Total lease rental expenses for the three and nine month periods ended June 30, 2013 were $82,033 and $226,581, respectively.  Total lease rental expenses for the three and nine month periods ended on June 30, 2012 were $63,200 and $173,502, respectively.

Employment and Consulting Agreements

The Company has employment agreements with the Chief Executive Officer and Chief Financial Officer as disclosed in the notes to audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC. Also, the Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The agreements are generally month to month.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

Smartwater, Ltd. v. Applied DNA Sciences, Inc. (No. 12-CV-05731-JS-AKT (E.D.N.Y.))

On June 6, 2012, a complaint for patent infringement was filed against the Company by Smartwater, Ltd. in the United States District Court for the District of Massachusetts in an action entitled Smartwater, Ltd. v. Applied DNA Sciences, Inc., No. 1:12-cv-11009-PBS. The complaint alleged that the Company infringed one or more claims under two of plaintiff’s patents by selling or offering for sale, manufacturing and using certain of the Company’s products, by inducing others to infringe and by contributing to infringement by others. The plaintiff sought injunctive relief with respect to the patents as well as awards of damages and attorneys’ fees. The Company had not been served with the complaint and on August 24, 2012 the plaintiff voluntarily dismissed the complaint and refiled a similar complaint in the United States District Court for the Southern District of Florida, No. 12-61660-DMM (S.D. Fla.). On August 30, 2012, plaintiff served the Company with the complaint. The refiled complaint seeks injunctive relief with respect to one of the patents as well as awards of damages and attorneys’ fees. The Company filed a motion to dismiss and a motion to transfer the action to the Eastern District of New York. On November 19, 2012, the Court granted the Company’s motion to transfer the action to the Eastern District of New York. The Company’s motion to dismiss is pending before the Court in the Eastern District of New York.  An initial conference with the Court was held on February 21, 2013, at which time the Court directed the conduct of limited document discovery pending the Court’s decision on the motion to dismiss. On June 21, 2013, plaintiff filed a motion seeking leave from the Court to file an amended complaint asserting additional allegations in support of its claims.  The Company filed its opposition to the motion on July 29, 2013.  The Company believes that none of its products infringe any claims under either of plaintiff’s patents, and moreover notes that one of plaintiff’s patents has expired and the other is due to expire on February 25, 2014.  The Company believes the allegations in the complaint are without merit and intends to defend the action vigorously. The ultimate outcome of this claim cannot be determined at the date of this report.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE H - LIQUIDITY

The Company incurred a net loss of $13,968,001 and generated negative operating cash flow of $5,696,917 for the nine months ended June 30, 2013. However, the Company has attained positive working capital of $1,027,531 as of June 30, 2013.  Management believes that the positive cash balance and working capital as of June 30, 2013 as well as the proceeds from the securities purchase agreement with Crede entered into on July 19, 2013 (see Note K) along with the current customer base, the projected cash flow and the minimum guaranteed revenues for the next fiscal year will allow the Company to continue to improve its working capital and to have sufficient capital resources to meet projected cash flow requirements.

NOTE I - FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice model option pricing model as described in Note C. Certain assumptions used in the calculation of the warrants liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2013.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)	Nine Months Ended June 30,
	2013	2012
Balance at October 1,	$—	$—
Issuance of Series A and B Warrants	1,181,324	—
Adjustment resulting from change in value recognized in earnings (a)	6,145,229	—
Reclassification to equity upon exercise	(7,326,553)	—
Balance at June 30,	$—	$—

(a) Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

NOTE J – ASSET PURCHASE AGREEMENT

On May 10, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RedWeb Technologies Limited (“RedWeb”), a corporation incorporated and registered under the laws of England & Wales, to purchase certain assets of RedWeb (“Purchased Assets”) relating to its forensic tagging security system for a purchase price of £400,000 ($624,080). The Company completed the acquisition of the Purchased Assets on the same day. The Purchased Assets include RedWeb’s Sentry 500 Intruder Spray System, RedWeb’s Advanced Molecular Taggent Technology and all products relating thereto, certain intellectual property and supplies relating to the foregoing. £40,000 ($62,408) of the purchase price shall be held in escrow for up to one year to be applied against the indemnification obligations of RedWeb pursuant to the Asset Purchase Agreement. This transaction was accounted for as an asset acquisition in accordance with ASC 805.  The Company assigned $584,080 of the purchase price to intellectual property and the remaining $40,000 was for supplies, which were expensed during the three months ended June 30, 2013.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE K – SUBSEQUENT EVENTS

Securities Purchase Agreement

On July 19, 2013, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Crede CG III, Ltd. (“Crede”).  Pursuant to the Purchase Agreement, at the initial closing on July 19, 2013 (“Initial Closing”), Crede purchased 10,695,187 shares of the Company’s Common Stock at a price of $0.187 per share which was the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  The Company received gross proceeds of $2,000,000.  Pursuant to the Purchase Agreement, Crede agreed to purchase an additional $5,500,000 of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) at a purchase price of $1,000 per share on the date a registration statement (as described below) is declared effective by the SEC (“Second Closing”).

The Series B Preferred is convertible at the option of the holder thereof, in whole or in part, from time to time and at any time, at the lesser of (i) the Fixed Conversion Price and (ii) the Non-Fixed Conversion Price. The Fixed Conversion Price is equal to $0.187 per share which is the purchase price for the Common Stock at the Initial Closing.  The Non-Fixed Conversion Price is equal to the consolidated closing bid price of the Company’s Common Stock for the most recently completed trading day as of the time of conversion.  The Series B Preferred will be convertible into Common Stock at the Company’s option, in whole or in part, from time to time during the period beginning one trading day following the effectiveness of the registration statement (as described below) through the eleventh trading day following effectiveness of such registration statement, at the Non-Fixed Conversion Price, provided that certain equity conditions are met and the Company is not in breach of certain conditions.  The Series B Preferred will be automatically converted into Common Stock on the one year anniversary of the issuance of the Series B Preferred at the then applicable Non-Fixed Conversion Price, provided that certain equity conditions are met and the Company is not in breach of certain conditions.  The Series B Preferred contains weighted average anti-dilution protection.  The Series B Preferred will not accrue dividends except to the extent dividends are paid on the Common Stock.  The Company’s Common Stock will be junior in rank to the Series B Preferred with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.  The Series B Preferred will generally have no voting rights except as required by law.

The Company also issued Crede at the Initial Closing Warrants with a term of five years (though such term may be extended in certain instances) (“Series A Warrants”) allowing it to purchase 10,695,187 shares of Common Stock at a price of $0.2431 per share which is equal to a 30% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  At the Initial Closing, the Company also issued Crede a second set of Warrants (“Series B Warrants”) allowing it to purchase 29,411,764 shares of Common Stock, which is equal to one share of Common Stock for every share of Common Stock which would be issuable to it if it fully converted the Series B Preferred into Common Stock at the Fixed Conversion Price.  The exercise price of the Series B Warrants is $0.2431 per share, which is equal to a 30% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  The Series B Warrants are not exercisable until the earlier of (i) November 7, 2013 and (ii) the Second Closing, and have a term of five years (though such term may be extended in certain instances).

 In addition, at the Initial Closing, the Company issued to Crede a third set of Warrants (“Series C Warrants”) which is only exercisable for six months from the earlier of (i) November 7, 2013 and (ii) after the eleventh trading day following the Second Closing.  The Series C Warrants will allow Crede to purchase, at a price of $0.2431 per share (equal to a 30% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement), 26,737,967 shares of Common Stock, which is equal to one-third the sum of (i) the number of shares of Common Stock issued at the Initial Closing, (ii) the number of shares of Common Stock which would be issuable to it if it fully converted the Series B Preferred into Common Stock at the Fixed Conversion Price, (iii) the number of shares of Common Stock subject to the Series A Warrants and (iv) the number of shares of Common Stock subject to the Series B Warrants.

The Series B and Series C Warrants provide the Company with an option to repurchase any remaining unexercised portion of such Warrants for a repurchase price equal to $50,000, if the Second Closing is terminated pursuant to the Purchase Agreement. The Company also has the option to repurchase the Series C Warrants at an aggregate repurchase price equal to $10,000 at the close of trading on the tenth trading day immediately following the Second Closing but only if the registration statement (described below) is effective and covers and is available for use for the resale of (i) all shares of Common Stock issued at the First Closing, (ii) all shares of Common Stock issued upon conversion of the Series B Preferred, (iii) all shares of Common Stock which would then be issuable if the full then unconverted portion of the Series B Preferred were then fully converted into Common Stock at the then applicable conversion price, (iv) all shares of Common Stock subject to the Series A Warrants and (v) all shares of Common Stock subject to the Series B Warrants.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE K – SUBSEQUENT EVENTS (continued)

Crede may exercise Series A and Series B Warrants by paying in cash or on a cashless basis by exchanging such Warrants for Common Stock using a negotiated Black-Scholes value.  In the event that the Common Stock trades at a price 25% or more above the exercise price of the Series A and Series B Warrants for a period of 20 consecutive days (with average daily dollar volume of Common Stock on the OTC Bulletin Board at least equal to $300,000), the Company may obligate Crede to exercise such Warrants for cash.

Pursuant to a registration rights agreement between the Company and Crede, the Company agreed to file a registration statement within 30 days of the Initial Closing and to use its best efforts to get such registration statement effective within 90 days.  The registration statement will cover the resale of all shares of Common Stock issuable pursuant to the Purchase Agreement, including the shares of Common Stock underlying the Series B Preferred and Series A, B and C Warrants.  The registration statement was declared effective by the SEC on July 31, 2013.  The Company has also agreed to prepare and file amendments and supplements to the registration statement to the extent necessary to keep the registration statement effective for the period of time required under the Purchase Agreement.  In the event the registration statement failed to be declared effective within the 90 day period, the Company would have been subject to monthly penalties which would expire six months after the Initial Closing.

The Company agreed to pay Crede an investment fee equal to $100,000 at the Initial Closing and $265,000 at the Second Closing.

The Series B Preferred and the Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall the Series B Preferred or any of the Series A, B and C Warrants be convertible or exercisable (including through the cashless exercise exchange provision) into or for Common Stock to the extent that such conversion or exercise would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Common Stock. Crede would, however, have the right from time to time to convert, exercise or exchange for shares of Common Stock, which over time would aggregate to greater than 9.9% beneficial ownership if all such shares of Common Stock so acquired had been held at one time by Crede.

Crede has the right to participate in other equity or equity-linked financings completed by the Company for a period of 180 days from the later of the Initial Closing or the date the registration statement goes effective.

In addition, the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below $0.187 per share or the market price of the Common Stock on the date the registration statement is declared effective, for a period of 180 days from the effective date of the registration statement, except for issuances (i) pursuant to acquisitions, joint ventures, license arrangements, leasing arrangements and other similar arrangements, (ii) to employees, consultants, directors and officers approved by the Board or pursuant to a plan approved by the Board, (iii) pursuant to one or more contracts entered into by the Company with third parties which would result in revenues to the Company during a three-month period equal to an annual run rate of $15 Million in revenues and (iv) pursuant to a contract entered into by the Company with a third party which would reasonably be expected to result in more than $3 Million in annual receivables.

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

On July 31, 2013, the Company completed the Second Closing of its transaction with Crede and sold 5,500 shares of Series B Preferred to Crede at a price of $1,000 per share.  The Company received gross proceeds of $5,500,000 less an investment fee of $265,000.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto, included elsewhere within this report.  The Quarterly Report contains forward-looking statements , including statements using terminology such as “can,” “may,” “believe,” “designated to,” “will,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

Introduction

We are a provider of modified and derivatized botanical-DNA based security and authentication solutions that can help protect products, brands and intellectual property of companies, and protect governments and consumers from theft, counterfeiting, fraud and diversion.  SigNature® DNA, SmartDNA®, DNANet®, BioMaterial Genotyping™, digitalDNA®, and Cashield®, our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), microcircuits and other electronics, homeland security, textiles and apparel, identity cards and other secure documents, law enforcement, pharmaceuticals, wine, and luxury consumer goods.

SigNature DNA. We use the DNA of plants to manufacture highly customized and encrypted botanical DNA markers, or SigNature DNA Markers, which we believe are virtually impossible to replicate. We have embedded SigNature DNA Markers into a range of our customers’ products, including various inks, dyes, textile treatments, thermal ribbons, threads, varnishes and adhesives. These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication. Our SigNature DNA solution provides a secure, accurate and cost-effective means for users to incorporate our SigNature DNA Markers in, and then quickly and reliably authenticate and identify, a broad range of items, such as recovered banknotes, branded textiles and apparel products, microcircuits and other electronics, pharmaceuticals and cosmetic products, identity cards and other secure documents, digital media, artwork and collectibles and fine wine. Having the ability to reliably authenticate and identify counterfeit versions of such items enables companies and governments to detect, deter, interdict and prosecute counterfeiting enterprises and individuals.

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

BioMaterial GenoTyping. Our BioMaterial GenoTyping solution refers to the development of genetic assays to distinguish between varieties or strains of biomaterials, such as cotton, wool, tobacco, fermented beverages, natural drugs and foods, that contain their own source DNA. We have developed two proprietary genetic tests (FiberTyping® and PimaTyping®) to track American Pima cotton from the field to finished garments. These genetic assays provide the cotton industry with what we believe to be the first authentication tools that can be applied throughout the U.S. and global cotton industry from cotton growers, mills, wholesalers, distributors, manufacturers and retailers through trade groups and government agencies.

digitalDNA. digitalDNA is a DNA-secured form of the QR (“quick read”) code. digitalDNA is a new security tool that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new customer interface. The product uses forensic authentication of a botanical DNA marker, sequence-encrypted within a secure QR code, and physically included within the ink used to digitally print the code. The resulting pattern or “rune” can be scanned via an Apple-approved app with an iPhone to assure originality. These mobile scans can be performed anywhere along the supply chain without limit. Tracking information is fed into “tunable algorithms” that use pattern recognition to automatically identify supply-chain risks, for counterfeits or product diversion. Rapid-reading reporters, associated with the DNA marker, are also embedded in the ink, and prevent the secure code from being digitally copied.

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

Plan of Operations

General

To date, the substantial portion of our revenues has been generated from sales of our SigNature DNA and BioMaterial Genotyping, our principal anti-counterfeiting and product authentication solutions (“authentication services”).  We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet anticipated future demand.   We expect to generate revenues from sales of our SigNature Program, Cashield, DNANet, SmartDNA, digitalDNA and BioMaterial Genotyping offerings.  We have developed or are currently attempting to develop business in the following target markets: homeland security, cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, law enforcement, fine wine, art and collectibles, and digital and recording media.  Our developments in the cash-in-transit, component authentication and textile and apparel authentication markets have contributed to our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

For revenue from product sales, we recognize revenue in accordance with ASC 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605 incorporates ASC subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on our financial position and results of operations are not significant.

Allowance for Uncollectible Receivables

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At June 30, 2013 and September 30, 2012, the Company had an allowance for doubtful accounts of $70,000 and $0, respectively.  The Company writes-off receivables that are deemed uncollectible.

Equity Based Compensation

The Company follows ASC 718, Compensation (“ASC 718”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

Revenues

For the three months ended June 30, 2013, we generated $644,842 in revenues from operations principally from the sales of authentication services. For the three months ended June 30, 2012, we generated $528,574 in revenues from operations. The $116,268 or 22.0% increase in sales for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily caused by SigNature DNA sales to suppliers of the United States Defense Logistics Agency (“DLA”).  In late January 2013, the DLA announced that it would subsidize SigNature DNA marking costs for its trusted suppliers, and in March 2013, after this and other mechanisms were in place, we were able to begin SigNature DNA shipments for this market. The sales to these third party suppliers during the three months ended June 30, 2013 was offset by a decrease in sales due to the completion of our prior pilot contract with the Logistics Management Institute (“LMI”).

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $1,752,501 for the three months ended June 30, 2012 to $3,240,815 for the three months ended June 30, 2013.  The increase of $1,488,314, or 84.9%, is primarily attributable to higher professional fees, specifically for legal and consulting, increased salary due to the increase in headcount by approximately 60.0% from June 30, 2012 as compared to June 30, 2013 and bad debt expense of $70,000 for the three months ended June 30, 2013 as compared to $0 for the three months ended June 30, 2012.  The increase is also due to expenses incurred for the relocation of our corporate office during the three months ended June 30, 2013.

Research and Development

Research and development expenses increased from $99,958 for the three months ended June 30, 2012 to $184,981 for the three months ended June 30, 2013. The increase of $85,023 or 85.1% is attributable to additional research and development activity needed to support the increase in current operations.

Depreciation and Amortization

In the three months ended June 30, 2013, depreciation and amortization decreased by $41,058 or 39.7% from $103,338 for the three months ended June 30, 2012 to $62,280 for the three months ended June 30, 2013.  The decrease is primarily attributable to completion of the amortization of our intangible property which we incurred approximately $90,000 of amortization expense during the three months ended June 30, 2012 as compared to $19,470 for the three months ended June 30, 2013.  The amortization during the three months ended June 30, 2013 related to the intellectual property acquired from RedWeb.  This decrease was offset by an increase in depreciation and amortization expense for the leasehold improvements and lab equipment purchased associated with the relocation of our corporate office and intellectual property acquired with the RedWeb asset purchase agreement during the three months ended June 30, 2013.

Total Operating Expenses

Total operating expenses increased to $3,488,076 for the three months ended June 30, 2013 from $1,955,797 for the three months ended June 30, 2012, for an increase of $1,532,279 or 78.3% primarily attributable to an increase in professional fees, salaries paid and in R&D expenditures, which was offset by a decrease in depreciation and amortization expense, as described above.

Interest, net

Interest, net for the three months ended June 30, 2013 was income of $333 from a net interest expense of $2,422 for the three months ended June 30, 2012. The decrease in interest expense was due to no outstanding notes payable as of June 30, 2013.

Gain from Change in Fair Value of Warrant Liability

In November 2012, we issued warrants containing certain reset provisions which require us to classify them as a liability and mark these warrants to market and record the change in fair value each reporting period as a non-cash adjustment to our current period operations.  This resulted in a gain of $707,289 for the three months ended June 30, 2013 which is included in current period operations as compared to $-0- for the same period last year.  These warrants were reclassified to equity upon exercise on April 25, 2013.

Net Loss

Net loss for the three months ended June 30, 2013 increased to $2,135,612 from a net loss of $1,429,645 for the three months ended June 30, 2012, which is primarily attributable to factors described above.

Comparison of Results of Operations for the Nine Months Ended June 30, 2013 and 2012

Revenues

For the nine months ended June 30, 2013, we generated $1,307,117 in revenues from operations principally from the sales of authentication services. For the nine months ended June 30, 2012, we generated $1,563,880 in revenues from operations. The decrease of $256,763 or 16.4% in sales for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 was primarily caused by the completion of our prior pilot contract with LMI, and a slower than anticipated replacement of that revenue by DNA marking contracts with commercial electronics manufacturers.  In late January 2013, DLA announced that it would subsidize SigNature DNA marking costs for its trusted suppliers, and in March 2013, after this and other mechanisms were in place, we were able to begin SigNature DNA shipments for this market.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses increased from $5,729,575 for the nine months ended June 30, 2012 to $8,516,390 for the nine months ended June 30, 2013. The increase of $2,786,815, or 48.6%, is primarily attributable to higher professional fees, specifically for legal and consulting, increased salary due to an approximate increase in headcount of 60.0% from June 30, 2012 as compared to June 30, 2013 and bad debt expense of $70,000 for the nine months ended June 30, 2013 as compared to $0 for the nine months ended June 30, 2012.

Research and Development

Research and development expenses increased from $274,528 for the nine months ended June 30, 2012 to $509,132 for the nine months ended June 30, 2013. The increase of $234,604 or 85.5% is attributable to additional research and development activity needed with current operations.

Depreciation and Amortization

In the nine months ended June 30, 2013, depreciation and amortization decreased by $195,314 or 65.0% from $300,419 for the nine months ended June 30, 2012 to $105,105 for the nine months ended June 30, 2013.   The decrease is primarily attributable to completion of the amortization of our intangible property which we incurred approximately $270,000 of amortization expense during the nine months ended June 30, 2012 as compared to $19,470 for the nine months ended June 30, 2013.  The amortization during the nine months ended June 30, 2013 related to the intellectual property acquired from RedWeb.  This decrease was offset by an increase in depreciation and amortization expense for the leasehold improvements, lab equipment and assets acquired with the RedWeb asset purchase agreement during the nine months ended June 30, 2013.

Total Operating Expenses

Total operating expenses increased to $9,130,627 for the nine months ended June 30, 2013 from $6,304,522 for the nine months ended June 30, 2012, or an increase of $2,826,105 or 44.8% primarily attributable to an increase in professional fees paid, salaries and in R&D expenditures which was offset by a decrease in depreciation and amortization expense.

Interest, net

Interest, net for the nine months ended June 30, 2013 was income of $738 from a net interest expense of $642,790 for the nine months ended June 30, 2012. The decrease in interest expense was due to no outstanding notes payable as of June 30, 2013.

Loss from Change in Fair Value of Warrant Liability

In November 2012, we issued warrants containing certain reset provisions which require us to classify them as a liability and mark the warrants to market and record the change in fair value each reporting period as a non-cash adjustment to our current period operations.  This resulted in a $6,145,229 charge to current period operations as compared to $-0- for the same period last year.  These warrants were reclassified to equity upon exercise on April 25, 2013.

Net Loss

Net loss for the nine months ended June 30, 2013 increased to $13,968,001 from a net loss of $5,383,432 for the nine months ended June 30, 2012, which is primarily attributable to factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2013, we had working capital of $1,027,531. For the nine months ended June 30, 2013, we generated a net cash flow deficit from operating activities of $5,696,917 consisting primarily of our loss of $13,968,001, net with non-cash adjustments of $105,105 in depreciation and amortization charges, $70,000 in bad debt expense, $1,771,854 for equity based compensation and $6,145,229 change in fair value of warrant liability. Additionally, we had a net increase in operating assets of $437,171 and a net increase in operating liabilities of $616,067. Cash used in investing activities was $797,574 consisting primarily of $584,080 of assets acquired under the RedWeb asset purchase agreement and $213,494 for the purchase of equipment and leasehold improvement related to the relocation of our corporate office. Cash provided by financing activities for the nine months ended June 30, 2013 totaled $7,601,500 consisting primarily of proceeds of $5,500,000 from the sale of our Series A Preferred, $2,000,000 from the sale of our common stock, $150,000 from the exercise of warrants, net with $50,000 paid to re-acquire previously issued warrants.

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

Management believes that our positive cash balance and working capital as of June 30, 2013, as well as the proceeds from the securities purchase agreement with Crede entered into on July 19, 2013,  along with our current customer base, projected cash flow and the minimum guaranteed revenues for the next fiscal year will allow us to continue to improve our working capital and to have sufficient capital resources to meet projected cash flow requirements.

We expect capital expenditures to be less than $1,000,000 in fiscal 2013. Our primary investments will be in laboratory equipment to support prototyping, manufacturing and our authentication services.

We may be required to seek additional capital should our current positive working capital fall short. We have no commitments for any future funding and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this could restrict our ability to grow. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  In addition, certain of the terms described above in connection with the Crede financing may negatively impact the Company’s ability to obtain financing for the periods indicated.

Substantially all of the real property used in our business is leased.

Asset Purchase Agreement

On May 10, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RedWeb Technologies Limited (“RedWeb”), a corporation incorporated and registered under the laws of England & Wales, to purchase certain assets of RedWeb (“Purchased Assets”) relating to its forensic tagging security system for a purchase price of £400,000 ($624,080). The Company completed the acquisition of the Purchased Assets on the same day. The Purchased Assets include RedWeb’s Sentry 500 Intruder Spray System, RedWeb’s Advanced Molecular Taggent Technology and all products relating thereto, certain intellectual property and supplies relating to the foregoing. £40,000 ($62,408) of the purchase price shall be held in escrow for up to one year to be applied against the indemnification obligations of RedWeb pursuant to the Asset Purchase Agreement.  The Company assigned $584,080 of the purchase price to intellectual property and the remaining $40,000 was for supplies, which were expensed during the three months ended June 30, 2013.

Subsequent Events

As previously reported on the Current Report on Form 8-K filed by the Company on July 22, 2013, the Company entered into a securities purchase agreement (“Purchase Agreement”) with Crede CG III, Ltd. (“Crede”).  Pursuant to the Purchase Agreement, at the initial closing on July 19, 2013 (“Initial Closing”), Crede purchased 10,695,187 shares of the Company’s Common Stock at a price of $0.187 per share which was the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  The Company received gross proceeds of $2,000,000.  Pursuant to the Purchase Agreement, Crede agreed to purchase an additional $5,500,000 of the Company’s Series B Convertible Preferred Stock (“Series B Preferred”) at a purchase price of $1,000 per share on the date a registration statement (as described below) is declared effective by the SEC (“Second Closing”).

The Series B Preferred is convertible at the option of the holder thereof, in whole or in part, from time to time and at any time, at the lesser of (i) the Fixed Conversion Price and (ii) the Non-Fixed Conversion Price. The Fixed Conversion Price is equal to $0.187 per share which is the purchase price for the Common Stock at the Initial Closing.  The Non-Fixed Conversion Price is equal to the consolidated closing bid price of the Company’s Common Stock for the most recently completed trading day as of the time of conversion.  The Series B Preferred will be convertible into Common Stock at the Company’s option, in whole or in part, from time to time during the period beginning one trading day following the effectiveness of the registration statement (as described below) through the eleventh trading day following effectiveness of such registration statement, at the Non-Fixed Conversion Price, provided that certain equity conditions are met and the Company is not in breach of certain conditions.  The Series B Preferred will be automatically converted into Common Stock on the one year anniversary of the issuance of the Series B Preferred at the then applicable Non-Fixed Conversion Price, provided that certain equity conditions are met and the Company is not in breach of certain conditions.  The Series B Preferred contains weighted average anti-dilution protection.  The Series B Preferred will not accrue dividends except to the extent dividends are paid on the Common Stock.  The Company’s Common Stock will be junior in rank to the Series B Preferred with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.  The Series B Preferred will generally have no voting rights except as required by law.

The Company also issued Crede at the Initial Closing Warrants with a term of five years (though such term may be extended in certain instances) (“Series A Warrants”) allowing it to purchase 10,695,187 shares of Common Stock at a price of $0.2431 per share which is equal to a 30% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  At the Initial Closing, the Company also issued Crede a second set of Warrants (“Series B Warrants”) allowing it to purchase 29,411,764 shares of Common Stock, which is equal to one share of Common Stock for every share of Common Stock which would be issuable to it if it fully converted the Series B Preferred into Common Stock at the Fixed Conversion Price.  The exercise price of the Series B Warrants is $0.2431 per share, which is equal to a 30% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement.  The Series B Warrants are not exercisable until the earlier of (i) November 7, 2013 and (ii) the Second Closing, and have a term of five years (though such term may be extended in certain instances).

In addition, at the Initial Closing, the Company issued to Crede a third set of Warrants (“Series C Warrants”) which is only exercisable for six months from the earlier of (i) November 7, 2013 and (ii) after the eleventh trading day following the Second Closing.  The Series C Warrants will allow Crede to purchase, at a price of $0.2431 per share (equal to a 30% premium to the consolidated closing bid price of the Common Stock on the day prior to the signing of the Purchase Agreement), 26,737,967 shares of Common Stock, which is equal to one-third the sum of (i) the number of shares of Common Stock issued at the Initial Closing, (ii) the number of shares of Common Stock which would be issuable to it if it fully converted the Series B Preferred into Common Stock at the Fixed Conversion Price, (iii) the number of shares of Common Stock subject to the Series A Warrants and (iv) the number of shares of Common Stock subject to the Series B Warrants.

The Series B and Series C Warrants provide the Company with an option to repurchase any remaining unexercised portion of such Warrants for a repurchase price equal to $50,000, if the Second Closing is terminated pursuant to the Purchase Agreement. The Company also has the option to repurchase the Series C Warrants at an aggregate repurchase price equal to $10,000 at the close of trading on the tenth trading day immediately following the Second Closing but only if the registration statement (described below) is effective and covers and is available for use for the resale of (i) all shares of Common Stock issued at the First Closing, (ii) all shares of Common Stock issued upon conversion of the Series B Preferred, (iii) all shares of Common Stock which would then be issuable if the full then unconverted portion of the Series B Preferred were then fully converted into Common Stock at the then applicable conversion price, (iv) all shares of Common Stock subject to the Series A Warrants and (v) all shares of Common Stock subject to the Series B Warrants.

Crede may exercise Series A and Series B Warrants by paying in cash or on a cashless basis by exchanging such Warrants for Common Stock using a negotiated Black-Scholes value.  In the event that the Common Stock trades at a price 25% or more above the exercise price of the Series A and Series B Warrants for a period of 20 consecutive days (with average daily dollar volume of Common Stock on the OTC Bulletin Board at least equal to $300,000), the Company may obligate Crede to exercise such Warrants for cash.

Pursuant to a registration rights agreement between the Company and Crede, the Company agreed to file a registration statement within 30 days of the Initial Closing and to use its best efforts to get such registration statement effective within 90 days.  The registration statement will cover the resale of all shares of Common Stock issuable pursuant to the Purchase Agreement, including the shares of Common Stock underlying the Series B Preferred and Series A, B and C Warrants.  The registration statement was declared effective by the SEC on July 31, 2013.  The Company has also agreed to prepare and file amendments and supplements to the registration statement to the extent necessary to keep the registration statement effective for the period of time required under the Purchase Agreement.  In the event the registration statement failed to be declared effective within the 90 day period, the Company would have been subject to monthly penalties which would expire six months after the Initial Closing.

The Company agreed to pay Crede an investment fee equal to $100,000 at the Initial Closing and $265,000 at the Second Closing.

The Series B Preferred and the Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall the Series B Preferred or any of the Series A, B and C Warrants be convertible or exercisable (including through the cashless exercise exchange provision) into or for Common Stock to the extent that such conversion or exercise would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Common Stock. Crede would, however, have the right from time to time to convert, exercise or exchange for shares of Common Stock, which over time would aggregate to greater than 9.9% beneficial ownership if all such shares of Common Stock so acquired had been held at one time by Crede.

Crede has the right to participate in other equity or equity-linked financings completed by the Company for a period of 180 days from the later of the Initial Closing or the date the registration statement goes effective.

In addition, the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below $0.187 per share or the market price of the Common Stock on the date the registration statement is declared effective, for a period of 180 days from the effective date of the registration statement, except for issuances (i) pursuant to acquisitions, joint ventures, license arrangements, leasing arrangements and other similar arrangements, (ii) to employees, consultants, directors and officers approved by the Board or pursuant to a plan approved by the Board, (iii) pursuant to one or more contracts entered into by the Company with third parties which would result in revenues to the Company during a three-month period equal to an annual run rate of $15 Million in revenues and (iv) pursuant to a contract entered into by the Company with a third party which would reasonably be expected to result in more than $3 Million in annual receivables.

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

On July 31, 2013, the Company completed the Second Closing of its transaction with Crede and sold 5,500 shares of Series B Preferred to Crede at a price of $1,000 per share.  The Company received gross proceeds of $5,500,000 less an investment fee of $265,000.

Product Research and Development

We anticipate spending approximately $600,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.  We do anticipate spending approximately $800,000 on the acquisition of intellectual rights and leasehold improvements during the next 12 months To manage our expected growth, if any, over the next 2 to 3 years.  As disclosed in Note G in the accompanying condensed consolidated financial statements, during June 2013 we relocated our corporate office to a larger facility.

Number of Employees

We currently have 44 full-time employees and four part-time employees, including three in management, 34 in operations, 9 in sales and marketing, one in human resources, and one in investor relations.   Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our anticipated growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and/ or part time employees to discharge certain critical functions during the next 12 months.    There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel. As of June 23, 2012, we began working with Insperity Inc. to help us manage many of our back-end administrative human resources responsibilities. This change is being done to provide Fortune 500 type benefits to our current employees, making us more attractive to new hires as well as saving us money by not having to build out an internal HR department at this point in time. Insperity Inc. is a publicly traded company (NYSE: NSP) that supports businesses with payroll, medical benefits, online-training, and human resources services and support.

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

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 – Legal Proceedings

“Item 3 – Legal Proceedings” of our most recent Annual Report on Form 10-K filed on December 20, 2012 and “Item 1 – Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, as filed on May 15, 2013, include a discussion of our legal proceedings.  During the fiscal quarter ended June 30, 2013, there have been no material changes from the legal proceedings discussed in our Form 10-K and Form 10-Q except as follows:

Smartwater, Ltd. v. Applied DNA Sciences, Inc. (No. 12-CV-05731-S-AKT (E.D.N.Y.)

The Company’s motion to dismiss plaintiff’s complaint is pending before the Court in the Eastern District of New York. An initial conference with the Court was held on February 21, 2013, at which time the Court directed the conduct of limited document discovery pending the Court’s decision on the motion to dismiss. On June 21, 2013, plaintiff filed a motion seeking leave from the Court to file an amended complaint asserting additional allegations in support of its claims. The Company filed its opposition to the motion on July 29, 2013. The Company believes that none of its products infringe any claims under either of plaintiff’s patents, and moreover notes that one of plaintiff’s patents has expired and the other is due to expire on February 25, 2014. The Company believes the allegations in the complaint are without merit and intends to defend the action vigorously. The ultimate outcome of this claim cannot be determined at the date of this report.

Item 6 – Exhibits

10.1*	Asset Purchase Agreement, dated May 10, 2013, between Applied DNA Sciences, Inc. and RedWeb Technologies Limited
10.2*	Agreement of Lease, dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS***	XBRL Instance Document

101 SCH***	XBRL Taxonomy Extension Schema Document

101 CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB***	XBRL Extension Label Linkbase Document

101 PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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
29

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: August 13, 2013	/s/ JAMES A. HAYWARD, PH. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

/s/ KURT H. JENSEN
Kurt H. Jensen
Chief Financial Officer (Duly authorized officer and principal financial officer)

