Form 10-K
period 2013-09-30
APPLIED DNA SCIENCES INC
filed 2013-12-20
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 002-90539

APPLIED DNA SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Health Sciences Drive,
Stony Brook, New York	11790	(631) 840-8800
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes          ☒  No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock quoted on the OTC Bulletin Board as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2013), was approximately $113  million.  Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2013 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 16, 2013, the Registrant had outstanding 805,350,028 shares of Common Stock, par value $0.001 per share.

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

Overview

Using biotechnology as a forensic foundation, Applied DNA Sciences Inc. (“Applied DNA Sciences” or the “Company”) creates unique security solutions addressing the challenges of modern commerce. Whether working in supply chain security, brand protection or law enforcement applications, it is the goal of Applied DNA Sciences to help establish secure and flourishing environments that foster quality, integrity and success. With impenetrable taggants, high-resolution DNA authentication, and comprehensive reporting, our botanical DNA-based technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength.

 SigNature® DNA.  SigNature DNA is our platform ingredient, at the core of all Applied DNA Sciences’ security solutions. From application to application the vehicle which carries SigNature DNA is custom designed to suit the application.  Exhaustive development efforts have yielded a flexible and durable marker with all the accuracy provided by nature. SigNature DNA is based on full, double stranded plant DNA, and provides forensic power and protection for a wide array of applications.  Highly secure, robust, durable and, in the Company’s belief, cost-effective, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; mark, track and convict criminals; and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings.   These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication. Hundreds of millions of SigNature DNA marks now exist in the public domain on items ranging from consumer product packaging to microcircuits to guitars; we believe that no marks have ever been copied.

SigNature DNA, SigNature T™ DNA, fiberTyping®, DNANet® and digitalDNA®, our principal anti-counterfeiting and product authentication solutions and our recently introduced Counterfeit Prevention Authentication Program can be used in numerous industries, including microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), homeland security, textiles and apparel, identity cards and other secure documents, law enforcement, pharmaceuticals, wine, and luxury consumer goods.

SigNature T DNA and fiberTyping. There is one common thread that runs through the global textile industry: success breeds counterfeiting and diversion. SigNature T botanical DNA markers are used for brand protection efforts and raw material source compliance programs. In situations where natural fibers like cotton or wool are in play, Applied DNA Sciences can isolate and type inherent DNA, making it possible to verify the presence of specified materials. This fiberTyping process provides DNA verification to help manufacturers, retailers and brand owners ensure quality, safety and compliance of their products.

DNANet. Recognizing that DNA-based evidence is the cornerstone of the modern era of law enforcement, Applied DNA Sciences has created what we believe to be the ultimate crime fighting tool: DNANet, a botanical DNA marker that can be used to definitively link evidence and offenders to specific crime scenes. Whether deployed as a residential asset marker, an offender spray in a retail location or a degradation dye in cash handling boxes, DNA markers facilitate conviction, and establish a heightened level of deterrence.  SmartDNA is a unique and patented security system based on botanical DNA, a new and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables.  The system contains a water-based, non-toxic spray which may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime.  Each SmartDNA product is designed to be unique to each store, warehouse or sting operation, allowing the police and prosecutors to link criminals to the crimes.  Assets acquired from RedWeb Technologies including Sentry 500 Intruder Spray Systems and Advanced Molecular Taggant Technology and our SmartDNA product line are now included in the DNANet family of products.

digitalDNA.  digitalDNA is a new security tool that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new customer interface. digitalDNA is a DNA-secured form of the QR (“quick read”) code. The product uses forensic authentication of a botanical DNA marker, sequence-encrypted within a secure QR code, and physically included within the ink used to digitally print the code.

A unique serial code is created for each article, and represented in an easy-to-read QR-style barcode. The barcode is printed using DNA-marked ink, creating the secure digitalDNA mark. The unique digitalDNA codes can be used to mark, identify and track virtually any item.  Each item’s unique digitalDNA code is recorded, at its point of origin, on a secure, cloud-based server, affording easy validation/inquiry/input using an iPhone. The DNA botanical included in all digitalDNA codes serves as a forensic back-stop. Should there ever be a question about the validity of a digitalDNA code; a laboratory-based analysis can be conducted to determine authenticity.

The digitalDNA platform is designed to meet compliance specifications defined by the PCI (Payment Card Industry) Security Standards Council, the new and strict standards developed for handling credit card transactions, and HIPAA (Health Insurance Portability and Accountability Act), the stringent requirements for protecting personal health information.

Counterfeit Prevention Authentication Program. We recently announced the launch of a new turnkey program for electronics, military, commercial, and aerospace contractors called the Counterfeit Prevention Authentication Program (“CPA” Program). The program empowers end-users to verify the originality or provenance of parts which have been marked by their suppliers with our SigNature DNA Markers.

Corporate History

We are a Delaware corporation, which was initially formed in 1983 under the laws of the State of Florida as Datalink Systems, Inc.  In 1998, we reincorporated in Nevada, and in 2002, we changed our name to our current name, Applied DNA Sciences, Inc.  In December 2008, we reincorporated from Nevada to the State of Delaware.

In November 2005, our corporate headquarters were relocated from Los Angeles, California to the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we established laboratories for the manufacture of DNA markers and product prototypes, and DNA authentication.  The address of our corporate headquarters is 50 Health Sciences Drive, Stony Brook, New York 11790, and our telephone number is (631) 240-8800.  We maintain a website at www.adnas.com where general information about us is available.

To date, we have had a limited operating history, and as a result, our operations have produced limited revenues.

Industry Background

Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide. Counterfeiting is a truly global problem and it is a problem that appears to be spiraling out of control. Revenues generated from counterfeit product sales are estimated to have grown by more than 400% since the early 1990s, while sales of legitimate brands grew just 50% over the same timeframe (The 2012 Global Report on Counterfeiting: Anti-Counterfeiting and The Apparel Industry). The ICC (International Chamber of Commerce) in February 2011 issued an updated report on counterfeiting and piracy that states that the global economic and social impacts of counterfeiting and piracy could reach $1.7 trillion by 2015 and put 2.5 million legitimate jobs at risk each year.

Counterfeiting is one of the fastest growing economic crimes of modern times. It presents companies, governments and individuals with a unique set of problems. What was once a cottage industry has now become a highly sophisticated network of organized crime that has the capacity to threaten the very fabric of national economies, endanger safety and frequently kill. It devalues corporate reputations, hinders investment, funds terrorism, and costs hundreds of thousands of people their livelihood every year.

As more and more companies begin to address the problem of counterfeiting, we expect that different systems will compete to be the leading standards by which products can be tracked across world markets.  Historically, counterfeiting, product diversion and other types of fraud have been combatted by embedding various authentication systems and rare and easily distinguishable materials into products, such as radio frequency identification (“RFID”) devices holograms in packaging, integrated circuit chips and magnetic strips in automatic teller machine cards, banknote threads on currency, elemental taggants in explosives, and radioactivity and rare molecules in crude oil.  We believe these techniques are effective but have generally been reverse-engineered and replicated by counterfeiters, which limit their usefulness as forensic methods for authentication of the sources of products and other items.

Products and Services

Every living organism has a unique DNA code that determines the character and composition of its cells.  The core technologies of our business allow us to use the DNA of everyday plants to mark objects in a unique manner that we believe cannot be replicated, and then identify these objects by detecting the absence or presence of the DNA. SigNature DNA is at the core of all Applied DNA Sciences’ security solutions. Our SigNature DNA consists of three steps: creating and encapsulating a specific encrypted DNA segment (sometimes with an associated “Optical Array” that allows for the rapid confirmation of the presence of our SigNature DNA), applying it to a product or other item (which may include derivative chemistries of the SigNature DNA that allow the DNA to permanently bind to the targeted substrate), and detecting the presence or absence of the specific segment (sometimes by the use of specific release agents.)  The first two steps are controlled exclusively by us and our certified agents to ensure the security of SigNature DNA Markers.  Once applied, the presence of any of our SigNature DNA Markers can be detected by us or a customer in a simple spot test, or a sample taken from the product or other item can be analyzed forensically to obtain definitive proof of the presence or absence of a specific type of SigNature DNA Marker (e.g., one designed to mark a particular product).

Signature DNA Markers

Creating a Customer or Product-Specific SigNature DNA Marker

Our SigNature DNA Markers are custom manufactured by us to identify a particular class of or individual products or items. Each individual mark is recorded and stored in a secure database in order that we can later detect it. A single SigNature DNA mark will support at least ten authentications in its lifetime. The power of repeated use provides a fully documented audit or evidence trail.

Because DNA is one of the most dense information carriers known, only minute quantities of SigNature DNA are necessary for successful analysis and authentication. As a result, SigNature DNA can fold seamlessly into production and logistics workflows.

SigNature DNA has been subjected to rigorous testing by the Idaho National Laboratory, a U.S. National Laboratory, by CALCE, the largest electronic products and systems research center focused on electronics reliability, and by verified procedures in our labs. The forensic marker has passed all tests across a broad spectrum of materials and has met key military stability standards. SigNature DNA passed a strenuous “red-team” vetting on behalf of the U.S. Defense Logistics Agency. SigNature DNA is now required for use by suppliers on key electronics components provided to the U.S. military.

Hundreds of millions of SigNature DNA marks now exist in the public domain on items ranging from consumer product packaging to microcircuits to guitars; to our knowledge, none has ever been copied.

SigNature DNA Encryption

Our proprietary encryption system allows us to isolate strands of botanical DNA and then fragment and reconstitute them to form unique “DNA chimers”, or encrypted DNA segments, whose sequences are known only to us.

SigNature DNA Encapsulation

Our patented encapsulation system allows us to apply a protective coating to encrypted DNA chimers, creating a SigNature DNA Marker that is resistant to heat, cold, vibration, abrasion, organic solvents, chemicals UV radiation and other extreme environmental conditions, and so can be identified for hundreds of years after being embedded directly, or into media applied or attached to the item to be marked.

SigNature DNA Embedment

Our patented embedment system allows us to incorporate our SigNature DNA Markers into a broad variety of media, such as inks, dyes, textile treatments, thermal ribbon thread, laminates, glues, threads, varnishes, adhesives and metal coatings.

SigNature DNA Authentication

Our patent pending forensic level authentication methods allow us to unlock the encrypted DNA chimers by using PCR (polymerase chain reaction) techniques and proprietary primers that were specifically designed by us to detect the DNA sequences we encrypted and embedded into the product or other item.  Detection of the DNA chimers unique to a particular item or series of items allows us to authenticate its or their origin.

Examples of where our SigNature DNA Markers can be used include:

●	electronics, microchips;
●	textiles;
●	artwork and collectibles (paintings, artifacts, antiques, stamps, coins, documents, collectibles and memorabilia);

●	corporate documents (confidential, date and time dependent documents or security clearance documents);

●	financial instruments (currency, stock certificates, checks, bonds and debentures);

●	retail items (event tickets, VIP tickets, clothing labels, luxury products);

●	pharmaceuticals (tablet, capsule and pill surface printing); and

●	other miscellaneous items (lottery tickets, inspection stamps, custom seals, passports and visas, etc.).

We are also able to mark cartridges of laser printers with SigNature DNA.

Broad Applicability and Ingestible

Our SigNature DNA Markers can be embedded into almost any consumer product, and virtually any other item.  For instance, we believe the SigNature DNA we produce is safe to consume and can be used in pharmaceutical drug tablets and capsules.  However, use of our SigNature DNA in ingestible products and drugs may require prior approval of the U.S. Food and Drug Administration (“FDA”).

SigNature T DNA and fiberTyping

SigNature T DNA

Our scientific team was able to develop genetic based assays and protocols to identify DNA markers that are endogenous to a particular plant in order to differentiate between biological strains of cottons.  In addition, in the case of Pima cotton, we have developed proprietary technologies to differentiate between Pima (G. barbadense ) and Non-Pima (G. hirsutum ) cotton with absolute certainty.  In the process, we were also able to develop an approach to attach an exogenous DNA marker to a finished textile product (SigNature T).

We have demonstrated how our SigNature T DNA can be used to authenticate textiles at all points of the supply chain through to the end user.  In addition, we have demonstrated the integration of SigNature T DNA with existing manufacturing processes to produce threads, labels and fabrics manufactured by Yorkshire-based companies and are beginning to work on commercial projects with these companies.

SigNature T markers are precision-engineered and based on botanical (plant) DNA. Additional layers of protection and complexity are added to the mark in a proprietary manner. As for primers, the “key” to unlocking the identity of a particular SigNature T mark, that is unknown to the public and, for practical purposes, cannot be guessed, even by powerful computation. In fibers and fabrics, SigNature T cannot be removed even by harsh and prolonged washes. Similarly, SigNature T cannot be transferred from one garment to another. SigNature T DNA can be incorporated at any point in the textile supply chain as a means to link a genuine product to its original source of manufacture. Our botanical DNA markers can easily be applied to raw cotton fiber, thread, yarn, woven labels or to the finished garment. SigNature DNA is robust, and it can be formulated to be resistant to wash out treatments. Botanical DNA marked textile and apparel products are fully authenticated by our scientific team in our laboratories to ensure that they are truly genuine.

Our technology has proven useful in determining the authenticity of such commonly counterfeited products as Pima cotton and Yorkshire wool.

fiberTyping

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

Products containing premium Extra Long Staple cotton, like Egyptian Giza, Peruvian and American Pima, are recognized by retailers and consumers as being the highest quality cotton in the industry. These refined high end cottons are well regarded due to their durability and quality which, in turn, typically commands premium pricing. In order to preserve the quality and performance of premium cotton products, cotton growers and manufacturers are using state-of-the-art technology, known as fiberTyping®, to verify that the original Extra Long Staple cotton fibers are used in the finished product. Just as a person’s DNA specifies all of their unique qualities, biomaterials typically contain genomic DNA or fragments thereof that can be utilized to authenticate originality.  We have developed a proprietary genetic-based assay and protocol to identify DNA markers that are endogenous (internal) to a particular product in order to differentiate between biological strains.   Our fiberTyping offering enables our customers and potential clients to cost-effectively give assurance to manufacturers, suppliers, distributors, retailers and end-users that their products are authentic, that they are made from the fibers and textiles as labeled. Biomaterials can now be tracked from field to final purchase guaranteeing the authenticity of the item.  As we are testing for innate genomic DNA, we believe these assays cannot be counterfeited. In addition to the global cotton trade, the markets for fiberTyping include biotherapeutics, nutraceuticals, natural foods, wines and fermented alcohols and other natural textiles.

We believe that our DNA extraction protocol and methodologies are more effective than existing forensic systems.  We believe that the combination of our SigNature DNA and fiberTyping solutions covers the total authentication market, is applicable to multiple industry verticals, and can mark physical products on the front end and authenticate forensic DNA sequences on the back end.

DNANet

DNANet intruder tagging systems help to expand and strengthen any security effort by providing a means of directly linking criminals to crimes. In the event of a crime, the fleeing offender is sprayed with an indelible DNA-marked fluorescing dye. As the crime is investigated, the fluorescing DNA mark can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict. DNANet tactical DNA product, in the form of DNA-marked fixative sprays and liquids as well as transferable grease, are being marketed to global police forces.  DNANet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication.  Assets acquired from RedWeb Technologies, including Sentry 500 Intruder Spray System and Advanced Molecular Taggant Technology are included in the DNANet family of products.

smartDNA

Introduced in 2011, smartDNA is a unique and patented security system based on botanical DNA, a new and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables.  The system contains a water-based, non-toxic spray which may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime.  Each smartDNA product is designed to be unique to each store, warehouse or sting operation allowing the police and prosecutors to link criminals to the crimes. smartDNA is now included in the DNANet family of products.

digitalDNA

digitalDNA® is a security tool that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new customer interface. digitalDNA is a DNA-secured form of the QR (“quick read”) code. The product uses forensic authentication of a botanical DNA marker, sequence-encrypted within a secure QR code, and physically included within the ink used to digitally print the code.

A unique serial code is created for each article, and represented in an easy-to-read QR-style barcode. The barcode is printed using DNA-marked ink, creating the secure digitalDNA mark. The unique digitalDNA codes can be used to mark, identify and track virtually any item.  Each item’s unique digitalDNA code is recorded, at its point of origin, on a secure, cloud-based server, affording easy validation/inquiry/input using an iPhone. The DNA botanical included in all digitalDNA codes serves as a forensic back stop. Should there ever be a question about the validity of a digitalDNA code, a laboratory-based analysis can be conducted to determine authenticity.

The digitalDNA platform is designed to meet compliance specifications defined by the PCI (Payment Card Industry) Security Standards Council, the new and strict standards developed for handling credit card transactions, and HIPAA (Health Insurance Portability and Accountability Act), and the stringent requirements for protecting personal health information.

Counterfeit Prevention Authentication (CPA) Program.

The program empowers end-users to verify the originality of parts which have been marked by their suppliers with our SigNature® DNA mark. The utilization of the company’s technology has now reached the point where end-users in electronics - such as prime defense contractors and commercial manufacturers - are able to authenticate the SigNature DNA mark on incoming items even if those end-users did not themselves initiate the marking. In this context, the CPA Program provides an accessible and immediate action for companies whose suppliers are currently marking with SigNature DNA.  Dozens of companies are already using the technology and over 500,000 electronic parts have already been marked.  These SigNature DNA-marked parts are now circulating in the electronics supply chain, providing end-users with unprecedented ability to identify parts or gain valuable traceability data.

Our Strategy

To date, the substantial portion of our revenues has been generated from sales of our Signature DNA and fiberTyping, our principal anti-counterfeiting and product authentication solutions.  We expect to continue to grow revenues from sales of our SigNature DNA, fibertyping, DNANet and digitalDNA offerings.  Key aspects of our strategy include:

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

Continue to Enhance Detection Technologies for Authentication of our SigNature DNA Markers

We have also identified and are further examining opportunities to collaborate with companies and universities to develop a new line of detection technologies that will provide faster and more convenient ways to authenticate our SigNature DNA Markers. The strength of our security solutions is based on a multi-layered architecture with DNA as a forensic foundation, optical markers for screening and detection, and bar code indicia for tracking within an IT system.  We have active programs in each of these areas to deliver increased complexity to the APDN mark against copying as well as to provide more information from each mark at a user’s time and location of decision.  In particular a next-generation optical mark reader, coupled with enhanced chemical markers, will be introduced for companies who desire to increase screening for APDN-marked goods originating from or passing through their facilities.

Target Potential High-Volume Markets

We will continue to focus our efforts on target vertical markets that are characterized by a high level of vulnerability to counterfeiting, product diversion, piracy, fraud, identity theft, and unauthorized intrusion into physical locations and databases.  Today our current target markets include microcircuits and other electronics, homeland security, cash-in-transit, textile and apparel authentication and law enforcement, and our future target markets include identification cards and secure documents, pharmaceuticals, consumer products, fine wine and art and collectibles.  If and when we have significantly penetrated these markets, we intend to expand into additional related high volume markets.

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

Target Markets

We have begun offering our products and services in Europe, the United States and Asia.  At the present time, the Company is focusing its efforts on microcircuits and other electronics, homeland security, cash-in-transit, textile and apparel businesses and law enforcement. In the future, the Company plans to expand its focus to include identification cards and other secure documents, pharmaceuticals, wine and luxury consumer goods.

Present Markets:

Microcircuits and other electronics

The global trade in recycled electronics parts is enormous and growing rapidly, driven by a confluence of cost pressures, increasingly complex supply chains and the huge growth in the amount of electronic waste sent for disposal around the world. Recycled parts, relabeled and sold as new, threaten not only military systems but also commercial transportation systems, medical devices and systems, and the computers and networks that run today’s financial markets and communications systems. The vast majority of counterfeits discovered in military equipment are semiconductors, the stamp-sized silicon wafers that act as the “brains” of nearly every type of modern electronic system. The U.S. military is a huge consumer of these tiny products; a single F-35 Joint Strike Fighter jet is controlled by more than 2,500 semiconductors.

In 2011, the General Accounting Office (GAO) issued, under the name of an imaginary OEM, open RFPs on the internet for electronic parts.  All of the part numbers requested were either post-production or entirely fictional.  The GAO received seven prototype parts in response to its RFP:  every single one was counterfeit.   The explicit costs of counterfeits to the primes start with loss of revenue, licensing fees, and royalties, which in semiconductors are estimated to be about 2% of TAM (Total Addressable Market) (Jack Stradley, Jack Stradley Consulting, “The Cost of Counterfeiting,” p. 6, presentation delivered at Center for Advanced Life Cycle Engineering, Winter, 2012).  In the over $300 billion semiconductor global market for 2011 this would amount to $15 billion (IHS iSupply, “Preliminary Worldwide Ranking of Top Twenty Suppliers of Semiconductors in 2011”).  The proliferation of counterfeit parts in the supply chain has reached endemic heights. According to the National Electronics Distributors Association, it has become a $100 billion problem.

In a January 2013 report on a four-year study conducted between 2005 and 2008, the U.S. Department of Commerce revealed that 39% of 387 companies encountered counterfeit electronic components, microcircuits, or circuit boards. Some industry statistics even suggest that counterfeit parts account for 10% of all electronic equipment sold. In fact, counterfeiters are becoming far more adept at passing off bogus parts by leveraging the same sophisticated technologies that chip manufacturers use to produce authentic ones. Included in the counterfeiter’s toolkit are ovens to bake recoated parts that use material made from the shavings of the counterfeit parts. In addition, laser equipment re-marks parts to appear as if they are coming from a specific manufacturer—and with a later date code. (http://www.embeddedintel.com/special_features.php?article=1496)

Homeland Security

The U.S. military is facing the challenge of the increasing intrusion of counterfeit electronics and other parts into its supply lines.  This problem is not limited to electronics.  Foreign suppliers using substandard materials could be producing rivets, bolts and screws that hold together everything from missile casings to ship ladders.  The explosion of counterfeit parts is being driven by an expanding global economy and an emphasis on low-price contracting — both of which come as the U.S. Department of Defense is relying more heavily on older platforms, with parts that are becoming obsolete. The global semiconductor market has been estimated to be as large as $300 billion per year, all subject to the risks of counterfeiting.  The US Department of Defense is estimated to spend $4 billion per year in the semiconductor market.

On September 9, 2010, Homeland Security Newswire published an article “Fake chips from China threaten U.S. military systems” in which a U.S. Chamber of Commerce estimate finds that the global market for counterfeit electronics may be as large as $10 billion.  While these references include daunting statistics, the underlying problem has not changed because there was no satisfactory technological solution.  Senate hearings in November 2011 revealed the discovery of over 1,800 incidents, totaling over 1 million parts, of counterfeit electronic parts in the defense supply chain.  According to the semiconductor industry, counterfeiting results in a $7.5 billion loss in revenue annually as well as a loss of 11,000 U.S. jobs.

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

The Defense Logistics Agency (“DLA”), a component of the U.S. Department of Defense, has launched a new requirement that defense contractors provide items that have been marked with botanically-generated DNA produced by us or our authorized licensees.  DNA marking must begin on items falling within Federal Supply Class (FSC) 5962, Electronic Microcircuits, which have been determined to be at high risk for counterfeiting.  A new clause at Defense Logistics Acquisition Directive (DLAD) 52.211-9074, Deoxyribonucleic Acid (DNA) Marking on High Risk Items, will be included in new solicitations and contracts for FSC 5962 items when the item description states that the item requires DNA marking.

Our SigNature DNA solution can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to military organizations and other companies supplying microelectronics and similar products globally in need of securing their supply chains.

Cash-in-Transit

Cash-in-transit businesses transport and store cash and ATM cassettes.  In the U.K. alone, there is an estimated £500 billion being transported each year, or £1.5 billion per day.  The nature of this business makes cash-in-transit an attractive target for criminals and as a result the industry invests in excess of £100 million per year in security equipment and devices.   The incidence of cash-in-transit based crime had increased over 170% in London between 2005 and 2008, according to the Metropolitan Police. Governments and banks today face the real challenge of staying ahead of increasingly sophisticated counterfeiting without sacrificing security features and banknote longevity to costs. Since 2008, there have been twenty-two instances where criminals have been convicted of crimes where SigNature DNA forensic evidence has been provided to UK Police to assist them to secure convictions.  These criminal cases have resulted in 71 offenders being convicted and receiving sentences totaling approximately 350 years of imprisonment.

We are able to incorporate our SigNature DNA Markers in cash degradation inks that are used in the cash-in-transit industry.  This solvent-based ink marks bank notes if the cash box is compromised and has the ability to penetrate the bank notes rapidly and permanently.  We believe our SigNature DNA Markers are more resilient and detectable than other competing technologies.

Textiles and Apparel

Cotton classification and the authentication of cotton geographic origin are issues of global significance, important to brand owners and to governments that must regulate international cotton trade.  We believe that our SigNature T DNA and fiberTyping solutions could have significant potential applications for the enforcement of cotton trade quotas in the U.S. and across the globe, and for legislated quality improvement within the industry.  We believe that similar issues face the wool and other natural product industries and have begun to introduce our products to these markets as well. In addition, our digitalDNA system can be used to provide track and trace capability for labels on finished garments to protect against counterfeiting and diversion.

Products containing premium Extra Long Staple cotton, like Egyptian Giza, Peruvian and American Pima, are recognized by retailers and consumers as being the highest quality cotton in the industry.  These refined high end cottons are well regarded due to their durability and quality which, in turn, typically commands premium pricing. According to Havocscope and the Coalition Against Counterfeiting and Piracy, the market value of counterfeit clothing is $12 billion.  In recent years, apparel accounted for 14% of the total counterfeit goods seized by U.S. agencies. Cass Johnson, with the National Council of Textile Organizations says counterfeit fabrics cost a billion dollars every year in lost tariffs to the US. Britain’s fashion industry is worth around $57 million to the economy, but counterfeit clothing and footwear is estimated to cost designer brands and retailers around $5.4 billion each year.

Law Enforcement

Law enforcement organizations are always seeking a system they can use which will provide absolute proof of authentication.  Specifically developed for covert operations, DNANet products form an invisible coating when applied to skin, plastics, metals, glass, wood and fabric.

Forensic marking uses technology to code valuables at risk of theft to mark burglars, linking them directly with a crime scene. Over the years, authorities have found it difficult to obtain convictions of thieves in possession of suspected stolen property unless the true owner can be identified. We believe that DNANet enhances law enforcement effectiveness by providing forensic quality evidence. Applied DNA Sciences, Inc. is working with the UK Metropolitan Police Service (MPS) by providing its proprietary DNANet property marking kits as part of a major initiative to reduce crime in targeted London neighborhoods.

Future Markets:

Identification Cards and Secure Documents.

Governments are increasingly vulnerable to counterfeiting, terrorism and other security threats at least in part because currencies, identity and security cards and other official documents can be counterfeited with relative ease.  For instance, Havocscope reports that the value of counterfeit identification and passports is currently $100 million.  Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade. Just to highlight the size of the problem, in April 2012 the European Parliament estimated that of the 6.5 million biometric passports in circulation in France between 500,000 and one million are ‘false’ having been obtained using counterfeit documents. Our SigNature DNA platform ingredient can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them.  Our SigNature solution can be used for all types of identification and official documents, such as:

●	passports;

●	lawful permanent resident, or “green” cards;

●	visas;

●	drivers’ licenses;

●	Social Security cards;

●	military identification cards;

●	national transportation cards;

●	security cards for access to sensitive physical locations; and

●	other important identity cards, official documents and security-related cards.

Pharmaceuticals

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors. Counterfeit prescription pharmaceuticals are a growing trend, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers.  The Food and Drug Administration estimates that counterfeit drugs account for 10% of all drugs sold in the United States.  The World Health Organization (WHO) estimates the annual worldwide “take” from counterfeit drugs to be £13 billion (approximately $20 billion USD), a figure that is expected to double by the end of this decade.  In some countries, counterfeit prescription drugs comprise as much as 70% of the drug supply and have been responsible for thousands of deaths in some of the world’s most impoverished nations, according to the WHO.  Counterfeit pharmaceuticals are estimated to be a billion-dollar industry, though some estimate it to be much larger.   In 2012, the WHO reported that in over 50% of cases, medicines purchased over the Internet from illegal sites that conceal their physical address have been found to be counterfeit.  According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.

Based on this growing threat, many countries have started to address vulnerabilities in the supply chain by enacting legislation which, among other things, requires a comprehensive system, most often referred to as serialization or in the United States as e-Pedigree (electronic pedigree), initially in California. In its basic form, the regulation states that 50% of all “dangerous drugs” (defined as all prescription drugs) that are distributed in California must be serialized and have an electronic pedigree by January 1, 2015; 100% by January 1, 2016.

ePedigree and serialization requirements will be affecting all aspects of the pharmaceutical supply chain, starting with the manufacturer down through the packager, wholesaler, distributor and final dispensing entity. The ePedigree provides an ‘audit trail’ (or documented evidence) to help to identify and catch counterfeiting and diversion.  Serialization requires manufacturers, or in some virtual supply chains third-party packagers, to establish and apply to the smallest saleable unit package or immediate container a “unique identification number.” In some cases, drug makers are spending as much as 8 to 10 per cent of a medicine pack’s total production cost only on solutions to protect it from duplication and counterfeiting, according to company executives. Applied DNA Sciences’ unique DNA identifier mark-embedded in the ink of a unique serialized bar code can provide a layered security foundation for a customer solution in this market.

Consumer Products

Counterfeit items are a significant and growing problem with all kinds of consumer packaged goods, especially in the retail and apparel industries.  According to the International Trademark Association, up to 22% of all branded apparel and footwear sold worldwide is counterfeit and Havocscope values the counterfeit clothing market at $12 billion.  We have developed and are currently marketing a number of solutions aimed at brand protection and authentication for the retail and apparel industries, including the clothing, accessories, fragrances and cosmetics segments.  Our SigNature DNA platform ingredient can be used by manufacturers in these industries to combat counterfeiting and piracy of primary, secondary and tertiary packaging, as well as the product itself, and to track products that have been lost in transit, whether misplaced or stolen.

Fine Wine

Vintners and purveyors of fine wine are also vulnerable to counterfeiting or product diversion.  We believe our SigNature  solutions can provide vintners, purveyors of fine wines and organizations within the wine community several benefits:

●	Verified authenticity increases potential customers’ confidence in the product and their purchase decision;

●	For the vintner, the SigNature solutions can strengthen brand support and recognition, and offers the potential for improved marketability and sales; and

●	SigNature DNA Markers can be embedded in bottles, labels, or both at the winery, and easily authenticated at the location of the wine distributor or auctioneer.

Art and Collectibles

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

We believe our SigNature DNA Markers can safely be embedded in, and so can be used to designate and then authenticate, all forms of artwork and collectibles, including paintings, books, porcelain, marble, stone, bronzes, tapestries, glass and fine woodwork, including frames.  We believe they can also be embedded in any original supporting documentation related to the artwork or collectible, the signature of the artist and any other relevant material that would provide provenance, such as:

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

 Sales and Marketing

We have nine employees engaged in sales and marketing.  We expect to hire additional sales directors and/or consultants to assist us with sales and marketing efforts with respect to our target vertical markets.

Research and Development

Our research and development efforts are primarily focused on incorporating DNA into carriers (such as ink or textile treatments), and authenticating DNA from the marked substrates. As part of this effort, we typically conduct feasibility and pilot testing to ensure that DNA application methods are compatible with the customer’s manufacturing and logistic processes, and that they can be implemented in a cost effective manner. In some cases, the DNA application methods may undergo wash-out and/or adherence tests to ensure that DNA can be authenticated even if it is subjected to aggressive removal techniques. We are also actively involved in identifying new formulation development, and new application methods that provide even better adhesion of DNA to substrates, and more homogeneous distribution of the DNA onto the surface. In short, we have considerable experience working with a wide range of carriers and substrates, and authenticating them even years after they have been applied onto the surface. We believe that our continued development of new and enhanced technologies relating to our core business is essential to our future success. We spent $692,480 on research and development activities for the year ended September 30, 2013 and $432,669 for the year ended September 30, 2012.

Raw Materials and Suppliers

Our sources of raw materials include botanical sources of DNA that are readily available in nature, which we are able to replicate to use in our product offerings.  In general, our customers provide their materials to us in their own packaging to which we include our DNA products and return to them in their own packaging.

Manufacturing

We have the capability to manufacture SigNature DNA markers, covert DNA ink, and SigNature PCR kits at our laboratories in Stony Brook.  We rely upon other companies to manufacture our overt color-changing DNA Ink.  We also have in-house capabilities to complete all fiberTyping authentications.

Distribution of our Products and Commercial Agreements

Our products are distributed the following ways:
•	directly to the customer;
•	to a designated third party trained to mark parts for military suppliers (at the request of the customer); and
•	through a licensed distributor.

As of December 12, 2013, we entered into agreements with 27 customers to use Signature DNA markers in connection with the DLA program. These include customers at all nodes in the supply chain, including prime contractors, authorized distributors, independent distributors and manufacturers. Over 500,000 electronic components have been marked to this point.

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

Defense Logistics Agency.  On June 17, 2011, we received approval and permission to disclose from the Defense Logistics Agency of the U.S. Department of Defense a time and material subcontract (the “Subcontract”) that we entered into on June 2, 2011 with the Logistics Management Institute (“LMI”).  Under the terms of the Subcontract, we will perform work and services for LMI and the DLA relating to a program to demonstrate the functional, technical and business viability of DNA marking technology as an anti-counterfeiting measure by using it in the DLA microcircuit supply chain.  The program is divided into six tasks and involves the preparation, implementation and evaluation of marking materials for microcircuit chips and packages, creation of a business case analysis, development of a pricing and transition plan and identification of feasible techniques to apply DNA marks in conjunction with laser marking.  The period of performance of the Subcontract was from May 26, 2011 through November 26, 2012. We received payment of $913,400 under this Subcontract through November 26, 2012, when the contract expired.

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

RedWeb Asset Purchase. On May 10, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RedWeb Technologies Limited (“RedWeb”), a corporation incorporated and registered under the laws of England & Wales, to purchase certain assets of RedWeb (“Purchased Assets”) relating to its forensic tagging security system for a purchase price of £400,000 ($624,080). The Company completed the acquisition of the Purchased Assets on the same day. The Purchased Assets include RedWeb’s Sentry 500 Intruder Spray System, RedWeb’s Advanced Molecular Taggent Technology and all products relating thereto, certain intellectual property and supplies relating to the foregoing. £40,000 ($62,408) of the purchase price shall be held in escrow for up to one year to be applied against the indemnification obligations of RedWeb pursuant to the Asset Purchase Agreement.

Defense Contractor.  On October 4, 2013, Applied DNA Sciences, Inc., as seller (the “Seller”), entered into a master option agreement with one of the four largest American defense contractors, as buyer (“Buyer”), and committed to supply one (1) unique SigNature DNA provenance mark for Buyer and SigNature DNA ink for marking up to 25,000 electronic components/year, upon Buyer’s request through the issuance of a purchase order (“Goods”). For the Buyer, the agreement is an enterprise-wide option to purchase. The term of the agreement commenced on October 3, 2013 and expires October 3, 2023. Buyer has engaged a third-party marker, which third-party marker is and must remain approved by Seller, to provide certain services to incorporate Seller’s ink onto certain electronic components of Buyer. Either party may terminate the agreement in the event of a material breach that is uncured for 30 days. Seller has received from Buyer one purchase order governed by these terms in the amount of $62,000 thus far. The agreement severely restricts publicity on behalf of both parties.

Competition

The principal markets for our offerings are intensely competitive.  We compete with many existing suppliers and new competitors continue to enter the market.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: American Bank Note Holographics, Inc., Applied Optical Technologies, Authentix, ChromoLogic LLC, Collectors Universe Inc., Collotype, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, , L-1 Identity Solutions, Media Sec Technologies, Nanotech Security Corp, Nokomis, Inc. opSec Security Group plc., SmartWater Technology, Inc., Sun Chemical Corp, Tracetag, Prooftag SAS and Yottamark.

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

11

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

Proprietary Rights

We believe that our 22 patents, 31 patents pending, 27 registered trademarks, and 2 registered trademarks pending, and our trade secrets, copyrights and other intellectual property rights are important assets for us.  Our patents will expire at various times between 2014 and 2024.  The duration of our trademark registrations varies from country to country.  However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

Additionally, litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry.  In the event of an intellectual property dispute, we may be forced to litigate.  This litigation could involve proceedings instituted by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties.  Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.  If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities.  Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.  Please see: Item 3.  Legal Proceedings for a discussion of pending litigation.

Employees

We currently have 47 full-time employees and two part-time employees, including five in management, seven in R&D, four in forensics, six in QA, four in finance & accounting, twelve in operations, nine in sales and marketing, one in human resources, and one in investor relations. We expect to increase our staffing dedicated to sales, manufacturing of DNA markers and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries and benefits to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel.  As of June 23, 2012, we began working with Insperity Inc. to help us manage many of our back-end administrative human resources and payroll responsibilities.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to such reports and other information with the Securities and Exchange Commission (“SEC”).  This information is available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s website at: www.sec.gov.  Our website is located at: www.adnas.com.

ITEM 1A.	RISK FACTORS.

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. In addition to the factors discussed elsewhere in this report and our other reports filed with the SEC, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed.

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

We incurred operating losses of $10.2 million for the year ended September 30, 2013 and $6.5 million for the year ended September 30, 2012.  These operating losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we expanded operations, acquired, developed and validated technologies, expanded marketing activities, incurred interest expense on notes we issued to obtain financing and issued warrants with “reset” provisions.  Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company.  We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future.  Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance.  If we continue to incur losses, our accumulated deficit will continue to increase which might significantly impair our ability to obtain additional financing.  As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

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

Management believes that our positive cash balance and working capital as of September 30, 2013 along with our current customer base, projected cash flow and the minimum projected revenues for the next fiscal year will allow us to continue to improve our working capital and to have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the filing date of this report. However, if we do not meet our minimum revenue projections for the next fiscal year, we may be required to seek additional capital. During the year ended September 30, 2013, we entered into two securities purchase agreements on November 28, 2012 and July 19, 2013, respectively, with an institutional investor to sell an aggregate of $15.0 million ($7.5 million per agreement) of our securities.  The total net proceeds under these two transactions were $14.6 million ($15 million gross proceeds, less investment fees of $365,000).  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. We presently do not have any available credit, bank financing or other external sources of liquidity. If we are unable to obtain additional capital this would restrict our ability to grow. Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

Our operating results could be adversely affected by a reduction in business with our significant customers.

We derive a significant amount of revenues from a few customers.  No customers represented greater than 10% of the Company’s total revenues for the year ended September 30, 2013. The Company’s revenues earned from sale of products and services for the year ended September 30, 2012 included an aggregate of 54% from two customers of the Company’s total revenues.  Three and two customers accounted for 43% and 54% of the Company’s total accounts receivable at September 30, 2013 and 2012, respectively.  Generally our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty.  The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

General economic conditions may adversely affect our business, operating results and financial condition.

A general weakening or decline in the global economy or a period of economic slowdown may have serious negative consequences for our business and operating results.  Since our customers incorporate our products into a variety of consumer goods, the demand for our products is subject to worldwide economic conditions and their impact on levels of consumer spending.  Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors.  During a period of economic weakness or uncertainty, demand for consumer goods incorporating our products may weaken, and current or potential customers may defer purchases of our products.  Although global economic conditions have improved somewhat since the extreme economic contraction in fiscal years 2008 and 2009, there is still significant uncertainty in the global economy, and there is no guarantee that the global economy will remain in this improved state.

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

If we are unable to retain the services of Dr. Hayward, Dr. Liang, Ms. Gray or Ms. Murrah we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, our Chairman, Chief Executive Officer and President, Dr. Benjamin Liang, our Secretary and Strategic Technology Development Officer, Karol Kain Gray, our Chief Financial Officer and Judy Murrah our Chief Information Officer.  We entered into an employment agreement with Dr. Hayward dated July 11, 2011.  We do not have employment agreements with Dr. Liang, Ms. Gray or Ms. Murrah.  Loss of the services of Drs. Hayward or Liang or Ms. Gray or Ms. Murrah could significantly harm our business, results of operations and financial condition.  We do not maintain key-man insurance on the lives of Drs. Hayward or Liang, Ms. Gray or Ms. Murrah.

The markets for our anti-counterfeiting and product authentication solutions are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

The principal markets for our anti-counterfeiting and product authentication solutions are intensely competitive.  Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products.  Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: American Bank Note Holographics, Inc., Applied Optical Technologies, Authentix, Collectors Universe Inc., Collotype, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Media Sec Technologies, opSec Security Group plc., SmartWater Technology, Inc., Sun Chemical Corp, Tracetag, Prooftag SAS and Yottamark.

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

We currently have a limited number of sales, marketing, customer service and support personnel and will need to increase our staff to generate a greater volume of sales and to support any new customers or the expanding needs of existing customers.  The employment market for sales, marketing, customer service and support personnel in our industry is very competitive, and we may not be able to hire the kind and number of sales, marketing, customer service and support personnel we are targeting.  Our inability to hire qualified sales, marketing, customer service and support personnel may harm our business, operating results and financial condition.  While we have entered into a limited number of agreements with distributors, we may not be able to sufficiently build out a distribution network or enter into arrangements with qualified distributors on acceptable terms or at all.  If we are not able to develop greater distribution capacity, we may not be able to generate sufficient revenue to support our operations.

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

We incur research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement.  Our research and development efforts are subject to unanticipated delays, expenses and technical problems.  There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful.  In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies.  Any failure to translate research and development expenditures into successful new product introduction could have an adverse effect on our business.

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

The recent growth in our operations could place a significant strain on our current management resources.  To manage such growth, we may need to improve our:

●	operations and financial systems;

●	procedures and controls; and

●	training and management of our employees.

Our future growth, if any, may be attributable to acquisitions of new product lines and new businesses.  For example, during fiscal 2013, we completed the purchase of certain assets and technology from RedWeb Technologies Limited relating to its forensic tagging security system. Future acquisitions, if successfully consummated, would likely create increased working capital requirements, which would likely precede by several months any material contribution of an acquisition to our net income.  Our failure to manage growth or future acquisitions successfully could seriously harm our operating results.  Also, acquisition costs could cause our quarterly operating results to vary significantly.  Furthermore, our stockholders would be diluted if we financed the acquisitions by incurring convertible debt or issuing securities.

Although our operations are principally based within the United States, we have begun to sell to customers in foreign countries, including Europe and Asia.  To the extent that our international operations expand, we would face additional risks, including

●	difficulties in staffing, managing and integrating international operations due to language, cultural or other differences;

●	different or conflicting regulatory or legal requirements;

●	foreign currency fluctuations; and,

●	diversion of significant time and attention of our management.

Failure to attract and retain qualified scientific, production and managerial personnel could harm our business.

Recruiting and retaining qualified scientific and production personnel to perform and manage prototype, sample, and product manufacturing and business development personnel to conduct business development are critical to our success.  In addition, our desired growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production, sales and marketing will require the addition of new management personnel and the development of additional expertise by existing management personnel.  Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining a qualified personnel base.  Although we believe we have been and will be able to attract and retain these personnel, we may not be able to continue to successfully attract qualified personnel.  The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would harm our business since our ability to conduct business development and manufacturing will be reduced or eliminated, resulting in lower revenues.  We generally do not enter into employment agreements requiring our employees to continue in our employment for any period of time.

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

Please see Item 3.  Legal Proceedings for a discussion of pending patent litigation.

Accidents related to hazardous materials could adversely affect our business.

Some of our operations require the controlled use of hazardous materials for chemical reactions and synthesis.  These materials are common to molecular/biological/chemical laboratories and require no special handling or regulation.   Although we believe our safety procedures comply with the standards prescribed by federal, state, local and foreign regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated.  In the event of an accident, we could be liable for any damages that result, which could seriously damage our business and results of operations.

Potential product liability claims could affect our earnings and financial condition.

We face a potential risk of liability claims based on our products and services.  Though we have product liability insurance coverage which we believe is adequate, we may not be able to maintain this insurance at reasonable cost and on reasonable terms.  We also cannot assure that this insurance, if obtained, will be adequate to protect us against a product liability claim, should one arise.  In the event that a product liability claim is successfully brought against us, it could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Litigation generally could affect our financial condition and results of operations.

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, former consultants and vendors and service providers.  We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future.  In the event that a claim is successfully brought against us, considering our lack of material revenue and the losses our business has incurred for the period from our inception to September 30, 2013, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Risks Relating to Our Common Stock:

There are a large number of shares of common stock underlying our outstanding options and warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.

As of December 16, 2013, we had 805,350,028 shares of common stock issued and outstanding and outstanding options and warrants to purchase 231,874,090 shares of common stock.    The issuance of shares upon exercise of outstanding options and warrants will cause immediate and substantial dilution to the interests of other stockholders.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Market Groups~~,~~ which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on The Over The Counter Market Group (the “OTCQB”), such as us, must be reporting issuers under Section 12 or Section 15(d) of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCQB~~.~~  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have been current in our reporting requirements for the last seven years; however, there can be no assurance that in the future we will always be current in our reporting requirements.

Our common stock is quoted on the OTCQB, which may provide less liquidity for our shareholders than the OTCBB, NASDAQ or national exchanges.

Previously, our common stock was quoted on the OTCBB. However, because of the lack of a market maker willing to list bid and ask quotations for our common stock, we were removed from the OTCBB and now are quoted on the OTCQB. As compared to being quoted on OTCBB or NASDAQ or listed on a national exchange, being quoted on the OTCQB may result in reduced liquidity for our shareholders, may cause investors not to trade in our stock and may result in a lower stock price. In addition, investors may find it more difficult to obtain accurate quotations of the share price of our common stock. Trading of our common stock through the OTCQB is frequently thin and highly volatile, and there is no assurance that a sufficient market will develop in our common stock, in which case it could be difficult for our shareholders to sell their stock.

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

On June 14, 2013, we entered into an operating lease agreement for a larger facility for our new corporate headquarters, located at the Long Island High Technology Incubator (“LIHTI”), which is located on the campus of Stony Brook University at 50 Health Sciences Drive, Stony Brook, NY 11790.  The lease is for a 30,000 square foot building.  The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods.  The Company also has operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York.  The leases for both of these spaces are currently month to month.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

 Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. 2:11-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation filed an amended complaint.  Demodulation alleged that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five were asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  The Company believes these claims are without merit.

On January 27, 2012, the Company filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  On December 12, 2012, the Court entered an order on the Company’s motion to dismiss.  The Court granted in part and denied in part the Company’s motion, dismissing four out of the five claims asserted against the Company, without prejudice, leaving only the patent infringement claim.  Subsequently, the parties stipulated to sever the patent infringement claim against the Company from the claims against the other defendants.  The Court entered an order severing the patent claim on February 20, 2013, and terminated the main lawsuit against the Company.  Demodulation may seek to re-file its patent claim as a separate action, but to date has not done so.  If Demodulation re-files its action, the Company intends to vigorously defend the action.  We are unable to express an opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome should be unfavorable, should Demodulation re-file its action, or whether it will re-file it.

SmartWater, Ltd. v. Applied DNA Sciences, Inc. (Civil Action No. 12-05731-JS-AKT, Eastern District of New York)

On June 6, 2012, a complaint for patent infringement was filed against the Company by SmartWater, Ltd. in the United States District Court for the District of Massachusetts.  It alleged that the Company infringed one or more claims under two of SmartWater’s patents by selling or offering for sale, manufacturing and using certain of the Company’s products, by inducing others to infringe and by contributing to infringement by others.  Prior to serving the complaint, on August 24, 2012, SmartWater voluntarily dismissed the complaint and refiled a similar complaint in the United States District Court for the Southern District of Florida, No. 12-611660-DMM.  On August 30, 2012, SmartWater served the Company with the complaint.  The refiled complaint seeks injunctive relief with respect to one of the patents as well as awards of damages and attorneys’ fees with respect to the alleged infringement of both patents.

The Company filed a motion to dismiss and a motion to transfer the action to the United States District Court for the Eastern District of New York.  On November 19, 2012, the Court granted the Company’s motion to transfer.  Following the transfer, but prior to a decision on the Company’s motion to dismiss, on June 26, 2013, SmartWater moved for leave to file an amended complaint asserting additional allegations in support of its claims.  By memorandum and order dated September 27, 2013, the Court granted in part, and denied in part, SmartWater’s motion.  The Court held that SmartWater had adequately stated claims for direct infringement of both patents at issue, but had not adequately stated claims for contributory infringement of the patents, or induced infringement with respect to one of the patents, and therefore dismissed them.  On October 10, 2013, the Company filed its (i) answer to the amended complaint, as modified by the Court’s September 27, 2013 order, and (ii) counterclaims.  On October 31, 2013, the Company filed an amended answer and counterclaims.  The Company and SmartWater have filed motions for reconsideration of a portion of the Court’s order.  These motions seek a determination of whether SmartWater’s remaining claim for induced infringement of one of the patents should survive, or be dismissed because the patent expired before the Company had notice of it.   In addition, the parties are now engaged in discovery.

The Company believes the claims are without merit and intends to defend the action vigorously.  We are unable to express our opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome should be unfavorable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded over-the-counter on the Over The Counter Market Group (the “OTCQB”) maintained by the National Association of Securities Dealers under the symbol “APDN.”  There is no certainty that the common stock will continue to be quoted or that any liquidity exists for our stockholders.

The following table sets forth the quarterly quotes of high and low prices for our common stock on the OTCQB during the fiscal years ended September 30, 2012 and September 30, 2013.

	Fiscal 2012		Fiscal 2013

	High	Low	High	Low

First Quarter	$0.09	$0.05	$0.29	$0.17
Second Quarter	$0.08	$0.05	$0. 23	$0.13
Third Quarter	$0.06	$0.04	$0.26	$0.17
Fourth Quarter	$0.30	$0.06	$0.20	$0.09

Holders

As of December 16, 2013, we had approximately 686 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

Recent Sales of Unregistered Securities

Other than as previously described in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K, there were no sales of unregistered securities during fiscal 2013.

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

Introduction

Using biotechnology as a forensic foundation, Applied DNA Sciences creates unique security solutions addressing the challenges of modern commerce. Whether working in supply chain security, brand protection or law enforcement applications, it is the goal of Applied DNA Sciences to help establish secure and flourishing environments that foster quality, integrity and success. With impenetrable taggants, high-resolution DNA authentication, and comprehensive reporting, our botanical DNA-based technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength.

SigNature DNA.  SigNature DNA is our platform ingredient, at the core of all Applied DNA Sciences security solutions. From application to application the vehicle which carries SigNature DNA is custom designed to suit the application.  Exhaustive development efforts have yielded a flexible and durable marker with all the accuracy provided by nature. SigNature DNA is based on full, double stranded plant DNA, and provides forensic power and protection for a wide array of applications.  Highly secure, robust, durable and cost-effective, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; mark, track and convict criminals; and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings.   These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication.

SigNature DNA, SigNature T DNA, DNANet, fiberTyping, digitalDNA, and the Counterfeit Prevention Authentication Program, our principal anti-counterfeiting and product authentication solutions, can be used in numerous industries, including cash-in-transit (transport and storage of banknotes), microcircuits and other electronics, homeland security, textiles and apparel, identity cards and other secure documents, law enforcement, pharmaceuticals, wine, and luxury consumer goods. See Item 1. Business for full descriptions of these products.

General

To date, the substantial portion of our revenues has been generated from sales of Signature DNA and fiberTyping, our principal anti-counterfeiting and product authentication solutions.  We expect to continue to grow revenues from sales of our SigNature DNA platform ingredient, our fibertyping, DNANet, and digitalDNA offerings and the Counterfeit Prevention Authentication Program.  We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet anticipated future demand.  We have limited sources of liquidity.  We have developed or are currently attempting to develop business in the following target markets: microcircuits and other electronics, homeland security, cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, law enforcement, fine wine, art and collectibles, and digital and recording media.  Our developments in the semiconductor authentication, cash-in-transit and textile and apparel authentication have contributed to the increase in our revenues.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts.  Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, service has been performed, or no refund will be required.  At September 30, 2013 and 2012, the Company recorded deferred revenue of $148,503 and $0, respectively.

Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer.  Consideration received is allocated among the separate units of accounting based on their respective selling prices.  The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party is available.  The applicable revenue recognition criteria are then applied to each of the units.

Revenue for a Government contract award, which supports our development efforts on specific projects is recognized as milestones are achieved as per the contract.  The Company recognized revenue of $100,000 from this contract during the year ended September 30, 2013.

Allowance for Uncollectible Receivables

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At September 30, 2013 and September 30, 2012, the Company had an allowance for doubtful accounts of $62,415 and $0, respectively.  The Company writes-off receivables that are deemed uncollectible. The Company wrote off $15,000 and $0 of accounts receivable that were not previously reserved for during the years ended September 30, 2013 and 2012, respectively.

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

Comparison of the Year Ended September 30, 2013 to the Year Ended September 30, 2012

Revenues

For the years ended September 30, 2013 and 2012, we generated $2,036,222 and $1,854,694 in revenues from operations, respectively.  The increase in revenues of $181,528 or 9.8% for the twelve months ended September 30, 2013 was primarily caused by sales to suppliers of the United States Defense Logistics Agency (“DLA”).  In late January 2013, the DLA announced that it would subsidize marking costs for its trusted suppliers, and in March 2013, after this and other mechanisms were in place, we were able to begin shipments for this market. The sales to these third party suppliers during the year ended September 30, 2013 was offset by a decrease in sales due to the completion of our prior pilot contract with the Logistics Management Institute (“LMI”).  Revenue during the twelve months ended September 30, 2013 included $100,000 recognized from a development contract from the Missile Defense Agency.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the twelve months ended September 30, 2013 increased by $3,582,771 or 47% to $11,198,505 from $7,615,734 in the same period in 2012.  The increase is primarily attributable to higher professional fees, specifically for legal and consulting, and additional salary expenses due to building an infrastructure for finance, production and information technology, to meet the anticipated future demand for sales.  The increase is also attributable to increased rent expense due to the move into our new corporate headquarters.  Bad debt expense increased to $77,415 for the year ended September 30, 2013 as compared to $0 for the year ended September 30, 2012.

Research and Development

Research and development expenses increased by $259,811 or 60.0% for the year ended September 30, 2013 compared to the same period in 2012 to $692,480 from $432,669.  This increase is primarily due to the increased laboratory space with our new corporate headquarters as well as an increase in research and development to support expansion of the Company’s business and markets.

Depreciation and Amortization

In the twelve months ended September 30, 2013, depreciation and amortization increased by $7,134 or 2.3% compared to the same period in 2012 from $313,940 for the year ended September 30, 2012 to $321,074 for the year ended September 30, 2013.  The increase in depreciation expense for the year ended September 30, 2013 was attributable to the impairment of certain intellectual property purchased as part of the purchase of certain assets of RedWeb Technologies of approximately $115,000.  The increase is also due to depreciation and amortization expense for the leasehold improvements and lab equipment purchased during the year ended September 30, 2013 related to the relocation of our corporate offices.  These increases were offset by the completion of the amortization of our intangible property, which we incurred approximately $270,000 of amortization expense during the year ended September 30, 2012 as compared to $19,470 for the year ended September 30, 2013.  The amortization during the year ended September 30, 2013 related to the intellectual property acquired from RedWeb Technologies.

 Total Operating Expenses

Total operating expenses increased to $12,212,059 for the twelve months ended September 30, 2013 from $8,362,343 in the same period of 2012, or an increase of $3,849,716 or 46.0%, primarily attributable to an increase in professional fees, salaries and in R&D expenditures, as more fully described above.

Interest (Expenses) Income

Interest (expenses) income for the twelve months ended September 30, 2013, decreased to income of $1,272 from expense of ($643,063) in the same period of 2012.  The decrease in interest (expense) income was due to no outstanding notes payable as of September 30, 2013.

Loss from Change in Fair Value of Warrant Liability

In November 2012 and July 2013, we issued warrants containing certain reset provisions which require us to classify them as a liability and mark the warrants to market and record the change in fair value each reporting period as a non-cash adjustment to our current period operations.  This resulted in a $7,508,146 charge to operations during the twelve months ended September 30, 2013 as compared to $-0- for the same period last year.

Net Loss

Net loss for the twelve months ended September 30, 2013 was $17,686,472 compared to $7,150,712 in the same period of 2012, a net change of $10,535,760 or 147.3% increase primarily a result of the loss on change in fair value of warrant liability as well as the combination of factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of September 30, 2013, we had working capital of $6,091,555.  For the year ended September 30, 2013, we generated a net cash flow deficit from operating activities of $7,870,353 consisting primarily of our net loss of $17,686,472, net with non-cash adjustments of $321,074 in depreciation, amortization and impairment charges, $77,415 in bad debt expense, $1,954,385 for equity based compensation and $7,508,146 change in fair value of warrant liability. Additionally, we had a net increase in operating assets of $562,101 and a net increase in operating liabilities of $517,200. Cash used in investing activities was $1,220,628 consisting primarily of $584,080 of assets acquired under the RedWeb asset purchase agreement and $636,548 for the purchase of equipment and leasehold improvement primarily related to the relocation of our corporate office. Cash provided by financing activities for the year ended September 30, 2013 totaled $14,726,500 consisting primarily of proceeds from the two financings with Crede in November 2012 and July 2013 of $14,635,000, net of fees.  Cash flows from financing activities also included $151,500 from the exercise of warrants and options, net with $60,000 paid to re-acquire previously issued warrants.

Management believes that our positive cash balance and working capital as of September 30, 2013 along with our current customer base, projected cash flow and the minimum projected revenues for the next fiscal year will allow us to continue to improve our working capital and to have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the filing date of this report. However, if we do not meet our minimum revenue projections for the next fiscal year, we may be required to seek additional capital.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future. If we are unable to obtain additional capital this could restrict our ability to grow. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  In accordance with our financing agreements with Crede (described below), the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below the per share price issued to Crede under the Second Purchase Agreement, $0.187, or the market price of the Common Stock on the day before the registration statement was declared effective ($0.167), for a period of 180 days from the effective date of the registration statement, which was declared effective on July 31, 2013.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

We expect capital expenditures to be less than approximately $1,500,000 in fiscal 2014.  Our primary investments will be in laboratory equipment to support prototyping, manufacturing and our authentication services.

Substantially all of the real property used in our business is leased under operating lease agreements.

Recent Debt and Equity Financing Transactions

Fiscal 2013 –Securities Purchase Agreements

During the year ended September 30, 2013, we entered into two securities purchase agreements on November 28, 2012 and July 19, 2013, respectively, with an institutional investor (“Crede”) to sell an aggregate of $15.0 million ($7.5 million per agreement) of our securities.  The total net proceeds received under these two transactions were $14.6 million ($15 million gross proceeds, less investment fees of $365,000).  The table below summarizes the securities issued as part of these securities purchase agreements.

Securities Issued	Initial Purchase Agreement		Second Purchase Agreement
	Shares issued	Price per share	Shares issued	Price per share
Common Stock	10,752,688	$0.1860	10,695,187	$0.1870
Series A Warrants	10,752,688	$0.2232	10,695,187	$0.2431
Series B Warrants	29,569,862	$0.2232	29,411,764	$0.2431
Series C Warrants	26,881,720	$0.2232	26,737,967	$0.2431
Series A Preferred Stock	5,500	$1,000	-	$-
Series B Preferred Stock	-	$-	5,500	$1,000

The Series A and Series B Preferred contained weighted average anti-dilution protection.  The Series A and Series B Preferred did not accrue dividends except to the extent dividends were paid on the Common Stock.  The Company’s Common Stock was junior in rank to the Series A and Series B Preferred with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.  The Series A and Series B Preferred generally had no voting rights except as required by law.  The Series A and Series B Preferred were converted into Common Stock as set forth below.

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

Pursuant to registration rights agreements between the Company and Crede, the Company filed registration statements within 30 days of the Initial Closing of both purchase agreements.   The registration statements covered the resale of all shares of Common Stock issuable pursuant to the Purchase Agreements, including the shares of Common Stock underlying the Series A and Series B Preferred and Series A, B and C Warrants.  The Company has agreed to prepare and file amendments and supplements to the registration statements to the extent necessary to keep the registration statements effective for the period of time required under the Purchase Agreements.

The Series A and Series B Preferred and the Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall the Series A and Series B Preferred or any of the Series A, B and C Warrants be convertible or exercisable (including through the cashless exercise exchange provision) into or for Common Stock to the extent that such conversion or exercise would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Common Stock. Crede would, however, have the right from time to time to convert, exercise or exchange for shares of Common Stock, which over time would aggregate to greater than 9.9% beneficial ownership if all such shares of Common Stock so acquired had been held at one time by Crede.

Crede has the right to participate in other equity or equity-linked financings completed by the Company for a period of 180 days from the date the registration statement went effective on July 30, 2013.

In addition, the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below the per share price issued to Crede under the Second Purchase Agreement, $0.187, or the market price of the Common Stock on the day before the registration statement was declared effective ($0.167), for a period of 180 days from the effective date of the registration statement, except for issuances (i) pursuant to acquisitions, joint ventures, license arrangements, leasing arrangements and other similar arrangements, (ii) to employees, consultants, directors and officers approved by the Board or pursuant to a plan approved by the Board, (iii) pursuant to one or more contracts entered into by the Company with third parties which would result in revenues to the Company during a three-month period equal to an annual run rate of $15 Million in revenues and (iv) pursuant to a contract entered into by the Company with a third party which would reasonably be expected to result in more than $3 Million in annual receivables.

Until one year after the Second Closing, which occurred on July 31, 2013, the Company is prohibited from entering into any transaction to (i) sell any convertible securities at a conversion rate or other price that is generally based on and/or varies with the trading prices of the Company’s Common Stock at any time after the initial issuance of such convertible securities or (ii) sell securities at a future determined price, including, without limitation, an “equity line of credit” or an “at the market offering.”

On January 8, 2013, we exercised our option and converted the Series A Preferred into 25,462,963 shares or our Common Stock at a conversion price of $0.216 per share and on April 25, 2013, Crede effected the cashless exercise of the Series A and Series B Warrants related to the Initial Purchase Agreement.  Also, on August 14, 2013, we exercised our option and converted the Series B Preferred into 42,307,692 shares of our Common Stock at a conversion price of $0.13 per share.  On January 22, 2013, we exercised our option to repurchase the Series C warrants related to the Initial Purchase Agreement and on August 14, 2013, we exercised our option to repurchase the Series C Warrants related to the Second Purchase Agreement for $50,000 and $10,000, respectively.

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

Subsequent Events

On October 14, 2013, Karol Gray commenced employment with the Company as the Chief Financial Officer. Pursuant to an offer letter, Ms. Gray will be an at-will employee and will be paid an annual starting salary of $336,000. In addition, after six months employment, she will be granted a five year option pursuant to the Company’s 2005 Incentive Stock Plan to purchase up to 2,000,000 shares of the Company’s Common Stock at the fair market value on the date of grant, vesting in four equal annual increments beginning on the first anniversary of the date of grant.

On December 16, 2013, Crede effected the cashless exercise of 10,695,187 Series A Warrants and 7,000,000 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 18,823,073 shares of its Common Stock.

Subsequent Option Grants

On October 14, 2013, the Company  granted an aggregate of 7,928,000 options to purchase the Company’s Common Stock at an exercise price of $0.0886 per share for five years to employees, 5,928,000 of these options vest at 25% each anniversary for the next four years and 2,000,000 of these options vest immediately.

On October 17, 2013, the Company granted, Dr. James A. Hayward, Chairman, CEO and President and Mr. Ming-Hwa Liang, Chief Technology Officer and Secretary of the Company options to purchase 50,000,000 and 3,000,000 shares of the Company’s Common Stock, respectively, at an exercise price of $0.097 per share for five years to employees with vesting at 25% each anniversary for the next four years.   Also on October 17, 2013, the Company granted an aggregate of 3,777,780 options to purchase the Company’s Common Stock at an exercise price of $0.0886 per share for five years to nonemployee directors with immediate vesting.

On November 28, 2013, the Company granted 250,000 options to an employee to purchase the Company’s Common Stock at an exercise price of $0.1160 per share for five years with vesting at 25% each anniversary for the next four years.

On December 2, 2013, the Company granted 2,000,000 options to the Chief Information Officer to purchase the Company’s Common Stock at an exercise price of $0.1170 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

On December 10, 2013, the Company granted an aggregate of 2,126,000 options to purchase the Company’s Common Stock at an exercise price of $0.1360 per share for five years to employees, with immediate vesting.

Product Research and Development

We anticipate spending approximately $1,200,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.

Number of Employees

We currently have 47 full-time employees and two part-time employees, including five in management, seven in Research and Development, four in forensics, six in Quality Assurance, four in finance and accounting, twelve in operations, nine in sales and marketing, one in human resources and one in investor relations.  We expect to increase our staffing dedicated to sales, manufacturing and production, and forensic authentication services.  Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries and benefits to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.  This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.  As we continue to expand, we will incur additional costs for personnel.  In June 2012 we began working with Insperity Inc. to help us manage many of our back-end administrative human resources and payroll responsibilities.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Dr. James A. Hayward, our Chief Executive Officer, who was also our principal executive officer as well as our Acting Chief Financial Officer, on September 30, 2013, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013.  Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Management conducted an assessment as of September 30, 2013 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2013, based on criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our directors, executive officers and significant employees.

Name	Age	Title	Board of Directors
James A. Hayward	60	Chief Executive Officer, President, and Chairman of the Board	Director
John Bitzer, III	52		Director
Charles Ryan	49		Director
Yacov Shamash	63		Director
Sanford R. Simon	71		Director
Karol Gray	60	Chief Financial Officer

Judy Murrah	55	Chief Information Officer
Ming-Hwa Benjamin Liang	50	Secretary and Strategic Technology Development Officer

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

On November 30, 2011 the Board approved the recommendation from the Compensation Committee, that each of the 5 outside directors shall annually receive, for as long as they are a member of the Board, a 5 year stock option, fully vested after 1 year, to purchase a number of shares of the Company’s common stock having a fair value of $60,000 as determined using Black-Scholes. Additionally, the Board approved the recommendation from the Compensation Committee and Dr. James Hayward to award additional stock options having a fair value of $40,000 as determined using Black-Scholes to certain non-employee directors.  Biographical resumes of each executive officer and director are set forth below.

Chief Executive Officer, President, and Chairman of the Board – James A. Hayward

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006 and our President and the Chairman of the Board of Directors since June 12, 2007.  He was previously our acting Chief Executive Officer since October 5, 2005.  He also served as Acting Chief Financial Officer from August 20, 2013 through October 13, 2013.  Dr. Hayward received his Ph.D. in Molecular Biology from the State University of New York at Stony Brook in 1983 and an honorary Doctor of Science from the same institution in 2000.  His experience with public companies began with the co-founding of one of England’s first biotechnology companies–Biocompatibles.  Following this, Dr. Hayward was Head of Product Development for the Estee Lauder companies for five years.  In 1990 he founded The Collaborative Group, a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, where he served as Chairman, President and Chief Executive Officer for 14 years.  During this period, The Collaborative Group created several businesses, including The Collaborative BioAlliance, a contract developer and manufacturer of human gene products, that was sold to Dow Chemical in 2002, and Collaborative Labs, a service provider and manufacturer of ingredients for skincare and dermatology that was sold to Engelhard (now BASF) in 2004.

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

Chief Financial Officer – Karol Gray

Ms. Gray has been Chief Financial Officer of the Company since October 14, 2013.  Previously she served on the Company’s Board of Directors from August 10, 2011 through August 20, 2013, and was chair of the Audit Committee and a member of the Compensation Committee.

Over the last two years, she held the position of Vice Chancellor of Finance and Administration at UNC Chapel Hill. In addition she was the Executive Vice President/Treasurer of the Chapel Hill Foundation Real Estate Holdings, Inc., Treasurer of The University of North Carolina at Chapel Hill Investment Fund, Inc. (CHIF), Treasurer of The University of North Carolina at Chapel Hill Foundation, Inc., and Secretary/Treasurer of UNC Management Company, and a board member of the UNC Health Care System.

Prior to her position at UNC Chapel Hill, Ms. Gray was Vice President for Finance & Administration and the Chief Financial Officer at Stony Brook University.  She was active on several committees, including the Brookhaven National Laboratory Audit Committee, the Presidential Budget Working Group, and the Investment Subcommittee of the Research Foundation of the State University of New York, and a member of the Executive Committee of the State University of New York Business and Officers Association.

Ms. Gray is a graduate of Hofstra University. Ms. Gray has 35 years of financial, organizational and management experience.

Chief Information Officer – Judy Murrah

Ms. Judy Murrah has been Chief Information Officer of the Company since June 1, 2013.  Ms. Murrah is responsible for information technology strategy and implementation.  Murrah comes to the Company from Motorola Solutions, which had acquired her former firm, Symbol Technologies. She was Senior Director of Information Technology, overseeing global IT program management office, financial and supplier operations and quality assurance. At Symbol, Ms. Murrah held leadership positions in product line management, global account sales, corporate and marketing communications and IT.  Ms. Murrah holds a Master of Business Administration (MBA) from Harvard Business School, and a Bachelor of Science (BS) in Industrial Engineering from the University of Rhode Island. She is an author on eleven U.S. patents and one additional pending.  Ms. Murrah is co-founder and President of non-profit ConnectToTech, a recognized leader in engaging students in science, technology, engineering and math disciplines.  Ms. Murrah was named to 2005 and 2006 Top 50 Women of Long Island and received the inaugural 2001 Diamond Award for Long Island Women Leaders in Technology.

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

Board of Directors Structure and Committee Composition

In June 2008, our Board of Directors established a standing compensation committee and in September 2011, our Board of Directors established an audit committee and a nominating committee.  Each of the committees operates under a written charter adopted by the Board of Directors.  All of the committee charters are available on our web site at http://www.adnas.com/investors or by writing to Applied DNA Sciences, Inc., 50 Health Sciences Drive, Stony Brook, New York 11790, c/o Investor Relations.

During fiscal 2013, the Board of Directors held seven formal meetings and four unanimous written consents.  Each director attended at least 75% of all meetings of the Board of Directors and applicable committee meetings

The membership of each of the audit committee, the compensation committee, and the nominating committee is composed entirely of independent directors.  In addition, the members of the audit committee meet the heightened standards of independence for audit committee members required by SEC rules and NASDAQ rules.  The committee membership and the responsibilities of each of the committees are described below.

Name	Audit	Compensation	Nominating
James A. Hayward	—	—	—
John Bitzer, III (I)
Charles Ryan (I)			—
Sanford R. Simon (I)	—	—
Yacov Shamash (I)

Chairman
Member
(I)	Independent director

Audit Committee

Messrs. Bitzer (Chairperson), Ryan and Shamash currently serve on the audit committee. On August 20, 2013 in connection with her appointment as Chief Financial Officer, effective October 14, 2013 Karol Gray resigned from the audit committee on August 20, 2013, of which she was the chair and John Bitzer assumed the chair position. The Board of Directors has determined that each member of the audit committee is independent within the meaning of the director independence standards of the company and NASDAQ as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Exchange Act.  The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that Mr. Bitzer is an “audit committee financial expert” as defined in the Exchange Act.

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

Compensation Committee

Our compensation committee is composed of John Bitzer, III, Yacov Shamash (Chairperson) and Charles Ryan. Ms. Gray resigned as a member of the Compensation Committee on August 20, 2013 in connection with her appointment as Chief Financial Officer effective October 14, 2013.  The compensation committee reviews and approves salaries and bonuses for all officers, administers options outstanding under our stock incentive plan, provides advice and recommendations to the Board regarding directors’ compensation and carries out the responsibilities required by SEC rules.  The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance the interests and strategic goals of the Company.  As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussion regarding compensation for other executive officers.  The compensation committee does not utilize outside compensation consultants but considers other general industry information and trends if available.

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

Stockholder Proposals and Nominations.  In order for a stockholder to nominate a person for election as a director at the 2014 annual meeting of stockholders, you must provide written notice to Applied DNA Sciences, Inc., 50 Health Sciences Drive, Stony Brook, New York 11790, c/o Corporate Secretary.  The Corporate Secretary must receive this notice within the time period specified in the proxy statement for the 2013 annual meeting of stockholders.  The notice of a proposed director nomination must provide information and documentation as required in our bylaws which, in general, require that the notice of a director nomination include the information about the nominee that would be required to be disclosed in the solicitation of proxies for the election of a director under federal securities laws; the nominee’s written consent to be named in the proxy statement as a nominee and to serve as a director if elected; a description of any transaction or arrangement during the last three years between the stockholder making the nomination and the nominee in which the nominee had a direct or indirect material interest; and a completed and signed questionnaire, representation and agreement. A copy of the bylaw requirements will be provided upon request to the Corporate Secretary at the address above.

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

We have established procedures to ensure that suspected violations of the code may be reported anonymously.  A current copy of our code of ethics is available on our website at http://www.adnas.com/investors .  A copy may also be obtained, free of charge, from us upon a request directed to Applied DNA Sciences, Inc., 50 Health Sciences Drive, Stony Brook, New York 11790, c/o Investor Relations.  We intend to disclose any amendments to or waivers of a provision of the code of ethics granted to directors and officers by posting such information on our website available at www.adnas.com and/or in our public filings with the SEC.

Compliance with Section 16(A) of the Exchange Act

Since our common stock is registered under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation of our principal executive officer and our three other executive officers for the fiscal years ended September 30, 2013 and 2012.  We refer to these executive officers as our “named executive officers.”

	Year	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f) (1)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation1 ($) (i)	Total ($) (j)
James A. Hayward
Chairman, President and CEO	2013	319,974	150,000	—	—	—	—	—	469,974
	2012	242,334	—	—	—	—	—	—	242,334

Kurt H. Jensen
Former CFO (2)	2013	313,270	100,000	—	—	—	—	—	413,270
	2012	292,308	—	—	—	—	—	—	292,308

Judy Murrah
CIO (3)	2013	81,731	—	—	—	—	—	—	81,731
	2012	—	—	—	—	—	—	—	—

Ming-Hwa Liang
CTO and Secretary	2013	140,000	10,000	—	—	—	—	—	150,000
	2012	140,000	—	—	—	—	—	—	140,000

(1)	The amounts in column (f) represent the grant date fair value under ASC 718 based on the average of the bid and ask prices of our common stock on the grant date.
(2)	Mr. Jensen resigned as Chief Financial Officer on August 20, 2013.
(3)
Ms. Judy Murrah has been Chief Information Officer of the Company since June 1, 2013.  Ms. Murrah’s annual salary is $250,000 and she will receive 2,000,000 options to be issued upon six months of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2013 held by the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James A. Hayward	17,000,000	(1)	0	$0.05	5/27/2015
	10,000,000	(2)	0	0.06	7/1/2015
	40,000,000	(3)	0	0.0585	7/11/2018

Kurt H. Jensen (5)	500,000	(5)	0	0.09	8/19/2014
	10,000,000	(2)(5)	0	0.06	8/19/2014
	10,000,000	(4)(5)	0	0.0585	8/19/2014

Ming-Hwa Liang	7,000,000	(1)	0	0.05	5/27/2015
	10,000,000	(2)	0	0.06	7/1/2015

(1)
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

(3)
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

(5)
Mr. Jensen resigned as Chief Financial Officer on August 20, 2013. According to his separation agreement, Mr. Jensen shall have one year from August 20, 2013 to exercise these options. As such, the expiration dates above has been updated to August 19, 2014.

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

Employment Agreements

Employment Agreement with Dr. James A. Hayward

We entered into an employment agreement dated July 11, 2011, with Dr. James A. Hayward, our Chairman, President and Chief Executive Officer.  The agreement provides that Dr. Hayward will be the Chief Executive Officer of the Company, and will continue to serve on the Board of Directors.  The term of employment will be from July 1, 2011 through June 30, 2014 with automatic one-year renewals subject to ninety days’ prior notice of non-renewal by either party.  Dr. Hayward will receive an initial annual salary of $225,000, subject to annual review.  On November 30, 2012, the Board of Directors increased Dr. Hayward’s annual salary to $350,000. Dr. Hayward’s annual salary would be increased to $350,000 per annum after the first quarter in which our revenues exceed $1 million for such quarter.  The Board of Directors, acting in its discretion, may grant annual bonuses to Dr. Hayward.  Dr. Hayward will be eligible for a special cash bonus of up to $750,000, 40% of which would be payable if and when annual revenue reaches $6 million and 10% of which would be payable for each $2 million of annual revenue in excess of $6 million.  On November 30, 2012, the Board granted a cash bonus of $150,000 to Dr. Hayward payable upon the closing of an additional financing of $5.5 million by an investor.  Dr. Hayward will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to our other employees.

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

On August 20, 2013, Mr. Jensen resigned as Chief Financial Officer of the Company. According to his separation agreement, Mr. Jensen will receive payment of his base salary through December 31, 2013 and he shall have one year from his resignation date to exercise his vested options.

Director Compensation Fiscal 2013

During the fiscal year ended September 30, 2013, we did not provide any cash compensation to our non-employee directors for their service on our Board of Directors.  On November 30, 2011, the Board approved the recommendation from the Compensation Committee that each of the non-employee directors shall annually receive, for as long as they are a member of the Board, a 5-year stock option, fully vested after one year, to purchase a number of shares of the Company’s common stock having a fair value of $60,000 as determined using the Black Scholes. Additionally, the Board approved the recommendation from the Compensation Committee and Dr. James Hayward that stock options to purchase shares of the Company’s common stock having an aggregate fair value of $40,000 as using the Black Scholes be granted to certain non-employee directors.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)(1)(6)
Sanford R. Simon	—	—	60,000	—	60,000
Yacov Shamash (3)	—	—	80,000	—	80,000
John Bitzer, III(4)	—	—	70,000	—	70,000
Karol Gray (5)	—	—	60,000	—	60,000
Charles Ryan (4)	—	—	70,000	—	70,000

(1)	A 5-year option to purchase 370,477 shares of our common stock was granted by the Board to each of the non-employee directors on November 30, 2012 at an exercise price of $0.1799 per share.

(2)
The table does not include the following stock option grants by the Board of Directors on October 14, 2013:  Mr. Simon and Ms. Gray each received a 5-year option to purchase 666,667 shares of our common stock at an exercise price of $0.0886 per share.  Messrs. Bitzer and Ryan were each granted a 5-year option to purchase 766,667 shares of our common stock at an exercise price of $0.0886 per share. Mr. Shamash was granted a 5-year option to purchase 911,112 shares of our common stock at an exercise price of $0.0886 per share.

(3)	A 5-year option to purchase an additional 123,492 shares of our common stock at an exercise price of $0.1799 per share was granted to Mr. Shamash on November 30, 2012.

(4)	A 5-year option to purchase an additional 61,745 shares of our common stock at $0.1799 per share was granted to both Mr. Bitzer and Mr. Ryan on November 30, 2012.

(5)	Ms. Gray was awarded these options for her service on the Board through August 20, 2013. Ms. Gray resigned from the Board of Directors on August 20, 2013.

(6)
At September 30, 2013, Mr. Simon, Mr. Shamash, Mr. Bitzer, Ms. Gray and Mr. Ryan had outstanding option awards (including warrants) aggregating 2,233,177, 2,674,094, 1,386,222, 1,324,477, and  1,386,222 shares of our common stock, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of December 16, 2013, (i) by each person who is known to us to beneficially own more than 5% of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors, and (iii) by all officers and directors as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 50 Health Sciences Drive, Stony Brook, New York 11790.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)(2)		PERCENTAGE OF CLASS (3)

Executive Officers and Directors:

James A. Hayward	Common Stock	164,411,654	(4)	20.4%

Yacov Shamash	Common Stock	3,585,206	(5)	*

John Bitzer, III (11)	Common Stock	68,596,587	(6)(7)	8.52%

Karol Gray	Common Stock	2,502,594	(6)	*

Judy Murrah	Common Stock	—		*

Charles Ryan	Common Stock	2,152,889	(6)	*

Ben Liang	Common Stock	17,170,258	(8)	2.1%

Sanford R. Simon	Common Stock	2,899,844	(9)	*
All directors and officers as a group (8 persons)	Common Stock	261,319,032	(10)	32.45%

5% Stockholders:

Delabarta, Inc., (11)	Common Stock	62,690,277		7.8%

Crede CG III, Ltd. (12)	Common Stock	42,176,837	(13)	5.2%
* indicates less than one percent

41

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown.  Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “ Currently Exercisable Options” ).  Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

(2)
Does not include unvested shares subject to options granted on October 17, 2013 pursuant to the 2005 Incentive Stock Plan, which vested with respect to 25% of the underlying shares on the date of grant and vest with respect to the remaining shares ratably on each anniversary thereafter until fully vested on the third anniversary of the date of grant, including 50,000,000 to James A. Hayward and 3,000,000 to Ben Liang.

(3)	Based upon 805,350,028 shares of common stock outstanding as of December 16, 2013.

(4)	Includes 73,000,000 shares underlying currently exercisable options and warrants.

(5)	Includes 3,585,206 shares underlying currently exercisable options and warrants.

(6)	Includes 2,491,144, 2,152,889 and 2,152,889 shares underlying currently exercisable options for Ms. Gray, Messrs. Bitzer and Ryan, respectively.

(7)
Includes 62,690,277 shares of common stock owned by Delabarta, Inc., a partnership administered by Mr. Bitzer for which his revocable trust is a partner. Mr. Bitzer disclaims beneficial ownership of the shares held by Delabarta, Inc. except to the extent of his pecuniary interest therein.

(8)	Includes 17,000,000 shares underlying currently exercisable options.

(9)	Includes 2,899,844 shares underlying currently exercisable options and warrants.

(10)	Includes 102,781,972 shares underlying currently exercisable options and warrants.

(11)
The address of the principal business office for the stockholder is 1000 Gamma Drive, Suite 500, Pittsburgh, PA 15238.  John Bitzer, III, one of our directors is President and Chief Executive Officer of the stockholder.  Mr. Bitzer disclaims beneficial ownership of the shares held by the stockholder, except to the extent of his pecuniary interest therein.

(12)
The sole stockholder of Crede CG III, Ltd. is Crede Capital Group, LLC. Acuitas Financial Group, LLC holds all of the membership interests of Crede Capital Group, LLC and Terren Peizer holds all of the membership interests of Acuitas Financial Group, LLC. Voting and dispositive power with respect to the shares held by Crede CG III, Ltd. is exercised by Terren Peizer, the sole and Managing Member of Acuitas Financial Group, LLC, Crede Capital Group, LLC and Managing Director of Crede CG III, Ltd., who acts as investment advisor to these entities. Terren Peizer, Acuitas Financial Group, LLC and Crede Capital Group, LLC disclaim beneficial ownership with respect to the shares held by Crede CG III, Ltd.

(13)

As of the close of business on December 16, 2013, includes (i) 942,000 shares of Common Stock held by Crede CG III, Ltd. (“Crede”), (ii) 11,376,893 shares of Common Stock issued to Crede pursuant to a notice of exchange of the Series A Warrants held by Crede delivered to the Company on December 16, 2013, (iii) 7,446,180 shares of Common Stock issued to Crede pursuant to a notice of exchange of the Series B Warrants held by Crede delivered to the Company on December 16, 2013, and (iv) 22,411,764 shares of Common Stock issuable upon exercise or exchange of the Series B Warrants, and all such shares of Common Stock represent beneficial ownership of approximately 5.2% of the Common Stock, based on (1) 805,350,028 shares of Common Stock issued and outstanding on December 16, 2013, plus (2) 22,411,764 shares of Common Stock issuable upon exercise or exchange of the Series B Warrants.

Equity Compensation Plan Information

2005 Incentive Stock Plan

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of Common Stock approved the 2005 Incentive Stock Plan. In 2007, 2008 and 2012, the Board of Directors and holders of a majority of the outstanding shares of Common Stock approved various increases in the number of shares of Common Stock that can be issued as stock awards and stock options thereunder.

The Board of Directors, in their discretion, may award stock and stock options to executive officers and key employees as part of their compensation for employment or for retention purposes.

The following table sets forth certain information regarding our compensation plans as of September 30, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 2005 Incentive Stock Plan	121,454,192	$0.06	212,316,808
Equity compensation plans not approved by security holders	—	$—	—
Total	121,454,192	$0.06	212,316,808

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

James A. Hayward

DivineRune. We acquired rights to certain software and intellectual property pursuant to an agreement we entered into with DivineRune Inc., a secure cloud-computing specialist, on January 25, 2012. DivineRune was issued a 3 year warrant to purchase one million shares of our common stock at an exercise price of$0.071 per share vesting in full on the first anniversary of the date of grant as compensation for a license to DivineRune’s patent portfolio. We will also share revenues on any future sales of products generated as a result of this agreement. We expect that the partnership will enhance and extend our core anti-counterfeiting, anti-diversion, and security systems into the digital track-and-trace sphere. James A. Hayward, our President, Chairman and Chief Executive Officer, and Yacov Shamash, a member of our Board of Directors, were among the early investors in DivineRune.

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

Director Independence

Our Board of Directors currently consists of five members: James A. Hayward, Yacov Shamash, Sanford R. Simon, John Bitzer, III, and Charles Ryan.   Although our securities are not currently listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent, the Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2013, each of our directors other than Dr. Hayward are “independent” as defined by the listing standards of the Nasdaq Stock Market, constituting a majority of independent directors of our Board of Directors as required by the rules of the Nasdaq Stock Market.  The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during fiscal years ended September 30, 2013 and 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Fiscal year ended	Fiscal year ended
	September 30, 2013	September 30, 2012

(i) Audit Fees	$75,000	$73,000
(ii) Audit Related Fees	9,000	1,200
(iii) Tax Fees	7,000	10,500
(iv) All Other Fees	—	—
Total Fees	$91,000	$84,700

Audit Fees -- Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees -- Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”  These services consist of responding to SEC comments in connection with our filings with the SEC and the review of and consent to registration statements.  .

Tax Fees -- Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees -- Consists of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2013.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           We have filed the following documents as part of this Form 10-K:

1.             Consolidated Financial Statements

Our consolidated financial statements at September 30, 2013 and 2012, and for the years ended September 30, 2013 and 2012, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

APPLIED DNA SCIENCES, INC.

Date: December 19, 2013	/s/ James A. Hayward
James A. Hayward
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors and Director	December 19, 2013
James A. Hayward
/s/ KAROL GRAY	Chief Financial Officer (Principal Financial Officer)	December 19, 2013
Karol Gray

/s/ JOHN BITZER, III	Director	December 19, 2013
John Bitzer, III

/s/ CHARLES RYAN	Director	December 19, 2013
Charles Ryan

/s/ YACOV SHAMASH	Director	December 19, 2013
Yacov Shamash

/s/ SANFORD R. SIMON	Director	December 19, 2013
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
3.5
Form of Certificate of Designations of the Series B Convertible Preferred Stock filed as an exhibit to the current report on Form 8-K filed with the Commission on July 22, 2013 and incorporated herein by reference.

4.1
Registration Rights Agreement, dated January 28, 2005, between the Company and Vertical Capital Partners, Inc., on behalf of the investors, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 28, 2005 and incorporated herein by reference.

4.2	Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on October 11, 2007 and incorporated herein by reference.

4.3
Form of Series A Warrants issued to Crede CG III, Ltd. as of July 19, 2013 filed as an exhibit to the current report on Form 8-K filed with the Commission on July 22, 2013 and incorporated herein by reference.

4.4
Form of Series B Warrants issued to Crede CG III, Ltd. as of July 19, 2013 filed as an exhibit to the current report on Form 8-K filed with the Commission on July 22, 2013 and incorporated herein by reference.

4.5
Registration Rights Agreement dated as of July 19, 2013 by and between Applied DNA Sciences, Inc. and Crede CG III, Ltd. filed as an exhibit to the current report on Form 8-K filed with the Commission on July 22, 2013 and incorporated herein by reference.

4.6
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

48

10.4
Agreement, dated August 11, 2008, by and between Huddersfield and Textile Training Company, Limited and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10 K/A filed with the Commission on July 25, 2011 and incorporated herein by reference.

10.5
Form of Subscription Agreement, dated July 15, 2011, by and among Applied DNA Sciences, Inc. and the investors named on the signature pages thereto filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.6
Form of Warrant, dated July 15, 2011, issued to the investors named on the signature pages thereto filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.7#
Joint Development Agreement, dated June 30, 2011, between C.F. Martin & Co., Inc. and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.8#
Agreement, dated July 7, 2011, between Disc Graphics and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.9†
Employment Agreement, dated July 11, 2011, between James A. Hayward and Applied DNA Sciences, Inc. filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 9, 2011 and incorporated herein by reference.

10.10
Subcontract, dated June 2, 2011, between Logistics Management Institute and Applied DNA Sciences, Inc. filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on August 10, 2011 and incorporated herein by reference.

10.11#
Exclusive Sales Agreement dated November 1, 2011 by and between Applied DNA Sciences, Inc. and Nissha Printing Co., Ltd. filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on February 14, 2012 and incorporated herein by reference.

10.12
Software Distribution Agreement, dated as of January 25, 2012, by and between Applied DNA Sciences, Inc. and DivineRune, Inc. filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on May 15, 2012 and incorporated herein by reference.

10.13*	Form of Subscription Agreement dated June 21, 2012, by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereto.

10.14†
Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers filed as an exhibit to the current report on Form 8-K filed with the Commission on September 13, 2012 and incorporated herein by reference.

10.15
Securities Purchase Agreement dated as of November 28, 2012 by and between Applied DNA Sciences, Inc. and Crede CG II, Ltd. filed as an exhibit to the current report on Form 8-K filed with the Commission on November 29, 2012 and incorporated herein by reference.

10.16

Securities Purchase Agreement dated as of July 19, 2013, between Applied DNA Sciences, Inc. and Crede CG III, Ltd. filed as an exhibit to the current report on Form 8-K filed with the Commission on July 22, 2013 and incorporated herein by reference.

10.17	Employment Offer Letter dated August 6, 2013, between Applied DNA Sciences, Inc. and Karol Gray.*†

10.18

Asset Purchase Agreement dated May 10, 2013, between Applied DNA Sciences, Inc. and RedWeb Technologies Limited filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on August 13, 2013 and incorporated herein by reference.

10.19

Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc. filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on August 13, 2013 and incorporated herein by reference.

23.1*	Consent of RBSM LLP.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101 LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Applied DNA Sciences, Inc.
Stony Brook, New York

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years period ended September 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied DNA Sciences, Inc. as of September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
December 19, 2013

APPLIED DNA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND 2012

	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$6,360,301	$724,782
Accounts receivable, net of allowance of $62,415 and $0 at September 30, 2013 and 2012, respectively	672,638	296,994
Prepaid expenses	174,096	80,037
Total current assets	7,207,035	1,101,813

Property, plant and equipment-net of accumulated depreciation of $409,629 and $251,958, respectively	695,995	210,845

Other assets:
Deposits	51,260	36,276

Intangible assets:
Intellectual property, net of accumulated amortization and impairment of $163,403 and $0, respectively	420,676	-

Total Assets	$8,374,966	$1,348,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$966,977	$592,009
Deferred revenue	148,503	-
Total current liabilities	1,115,480	592,009

Warrant liability	2,643,449		-

Total liabilities	3,758,929	592,009

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of September 30, 2013 and 2012	-	-
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2013 and 2012	-	-
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2013 and 2012	-	-

Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 786,526,955 and 646,182,550 shares issued and outstanding as of September 30, 2013 and 2012, respectively	786,527	646,183
Additional paid in capital	190,523,121	169,117,881
Accumulated deficit	(186,693,611)	(169,007,139)
Total stockholders’ equity	4,616,037	756,925

Total Liabilities and Stockholders’ Equity	$8,374,966	$1,348,934

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012

Revenues	$2,036,222	$1,854,694

Operating expenses:
Selling, general and administrative	11,198,505	7,615,734
Research and development	692,480	432,669
Depreciation and amortization	321,074	313,940

Total operating expenses	12,212,059	8,362,343

LOSS FROM OPERATIONS	(10,175,837)	(6,507,649)

Other income (expense):
Interest income (expense), net	1,272	(643,063)
Other (expense) income, net	(3,761)	-
Loss on change in fair value of warrant liability	(7,508,146)	-

Loss before provision for income taxes	(17,686,472)	(7,150,712)

Income taxes (benefit)	-	-

NET LOSS	$(17,686,472)	$(7,150,712)

Net loss per share-basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding-
basic and diluted	703,852,716	576,091,498
See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2013 and 2012

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, October 1, 2011	-	$-	473,325,859	$473,326	$160,387,716	$(161,856,427)	$(995,385)
Common stock issued in settlement of convertible debentures and interest	-	-	122,531,901	122,532	4,667,408	-	4,789,940
Sale of common stock	-	-	44,963,516	44,964	2,056,036	-	2,101,000
Exercise of warrants and options cashlessly			5,361,274	5,361	(5,361)		-
Fair value of warrants issued for services	-	-	-	-	58,238	-	58,238
Equity based compensation	-	-	-	-	1,953,844	-	1,953,844
Net loss	-	-	-	-	-	(7,150,712)	(7,150,712)
Balance, September 30, 2012	-	-	646,182,550	646,183	169,117,881	(169,007,139)	756,925
Sale of Series A preferred stock	5,500	6	-	-	5,499,994	-	5,500,000
Sale of Series B preferred stock	5,500	6	-	-	5,234,994	-	5,235,000
Sale of common stock	-	-	21,447,875	21,448	1,416,698	-	1,438,146
Common stock issued in conversion of Series A preferred stock	(5,500)	(6)	25,462,963	25,463	(25,457)	-	-
Common stock issued in conversion of Series B preferred stock	(5,500)	(6)	42,307,692	42,308	(42,302)	-	-
Exercise of warrants and options	-	-	1,525,000	1,525	149,975	-	151,500
Purchase and cancellation of issued warrants	-	-	-	-	(60,000)	-	(60,000)
Fair value of warrants issued for services	-	-	-	-	28,256	-	28,256
Reclassification of warrants upon exercise	-	-	-	-	7,326,553	-	7,326,553
Exercise of warrants cashlessly	-	-	44,961,392	44,961	(44,961)	-	-
Equity based compensation	-	-	-	-	1,926,129	-	1,926,129
Exercise of options cashlessly	-	-	4,639,483	4,639	(4,639)	-	-
Net loss	-	-	-	-	-	(17,686,472)	(17,686,472)
Balance, September 30, 2013	-	$-	786,526,955	$786,527	$190,523,121	$(186,693,611)	$4,616,037

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(17,686,472)	$(7,150,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206,344	313,940
Impairment of intellectual property	114,730	-
Fair value of vested options issued to officers, directors and employees	1,517,524	1,953,844
Change in fair value of warrant liability	7,508,146	-
Amortization of capitalized financing costs	-	85,975
Amortization of debt discount attributable to convertible debentures	-	541,120
Fair value of vested warrants issued for service	28,256	58,238
Common stock issued in settlement of interest	-	102,844
Fair value change from employee option modifications	408,605	-
Bad debt expense	77,415	-
Change in operating assets and liabilities:
Accounts receivable	(453,059)	(88,407)
Prepaid expenses and deposits	(109,042)	(16,565)
Accounts payable and accrued liabilities	517,200	239,044
Net cash used in operating activities	(7,870,353)	(3,960,679)

Cash flows used in investing activities:
Purchase of assets under RedWeb asset purchase agreement	(584,080)	-
Purchase of property and equipment	(636,548)	(162,833)
Net cash used in investing activities	(1,220,628)	(162,833)

Cash flows from financing activities:
Net proceeds from sale of Series A and Series B Preferred Stock	10,735,000	-
Net proceeds from sale of common stock and warrants	3,900,000	2,101,000
Purchase and cancellation of previously issued warrants	(60,000)	-
Proceeds from exercise of options and warrants	151,500	-
Net cash provided by financing activities	14,726,500	2,101,000

Net increase (decrease) in cash and cash equivalents	5,635,519	(2,022,512)
Cash and cash equivalents at beginning of year	724,782	2,747,294
Cash and cash equivalents at end of year	$6,360,301	$724,782

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

Non-cash investing and financing transactions:
Fair value of warrants issued for financing costs	$-	$-
Property, plant and equipment acquired, and included in accounts payable	6,273
Common stock issued upon conversion of Series A and Series B preferred stock	67,759
Common stock issued for cashless exercise of options and warrants	49,600
Common stock issued in exchange for previously incurred debt and related accrued interest	$-	$4,687,096

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE A – LIQUIDITY AND MANAGEMENT’S PLAN

The Company incurred a net loss of $17,686,472 and generated negative operating cash flow of $7,870,353 for the fiscal year ended September 30, 2013.  However, the Company has attained positive working capital of $6,091,555 as of September 30, 2013.

As discussed in Note H, during the year ended September 30, 2013, the Company entered into two securities purchase agreements on November 28, 2012 and July 19, 2013, respectively, with an institutional investor (“Crede”) to sell an aggregate of $15.0 million ($7.5 million per agreement) of our securities.  The total net proceeds received under these two transactions were $14.6 million ($15 million gross proceeds, less investment fees of $365,000).

Management believes that the Company’s positive cash balance and working capital as of September 30, 2013 along with its current customer base, projected cash flow and the minimum projected revenues for the next fiscal year will allow the Company to continue to improve its working capital and to have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the filing date of this report. However, if the Company does not meet its minimum revenue projections for the next fiscal year, the Company may be required to seek additional capital.  The Company has no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to it, if at all, in the future. If the Company is unable to obtain additional capital this could restrict its ability to grow. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to the Company, or experience unexpected cash requirements that would force the Company to seek alternative financing.  In accordance with its financing agreements with Crede (described below), the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below the per share price issued to Crede under the Second Purchase Agreement, $0.187, or the market price of the Common Stock on the day before the registration statement was declared effective ($0.167), for a period of 180 days from the effective date of the registration statement, which was declared effective on July 31, 2013.  Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of the Company’s common stock.

NOTE B — SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada.  Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe.  To date, the Company has generated limited sales revenues from services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of an early stage company.  For the period from inception through September 30, 2013, the Company has accumulated losses of $186,693,611.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations.  Significant inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most complex and subjective estimates include; recoverability of long-lived assets, including the value assigned to intangible assets and property and equipment, fair value calculations for warrants, contingencies and allowances for doubtful accounts.  Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary.  Accordingly, actual results could differ from those estimates.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE B — SUMMARY OF ACCOUNTING POLICIES, continued

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform with the current year’s financial statements’ presentation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts.  Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required.  At September 30, 2013 and 2012, the Company recorded deferred revenue of $148,503 and $0, respectively.

Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer.  Consideration received is allocated among the separate units of accounting based on their respective selling prices.  The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party is available.  The applicable revenue recognition criteria are then applied to each of the units.

Revenue for a Government contract award, which supports our development efforts on specific projects is recognized as milestones are achieved as per the contract.  The Company recognized revenue of $100,000 from this contract during the year ended September 30, 2013.

Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  At September 30, 2013 and 2012, the Company has an allowance for doubtful accounts of $62,415 and $0, respectively.  The Company writes-off receivables that are deemed uncollectible.  The Company wrote-off $15,000 and $0 of accounts receivable that was not previously reserved for during the year ended September 30, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, warrants, equity based compensation and depreciation and amortization.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  During the years ended September 30, 2013 and 2012, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for fiscal year 2014, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods.  Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previously estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company consolidated financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE B — SUMMARY OF ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company’s evaluation was performed for tax years 2009 through 2012.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision.  The Company did not have any accrued interest or penalties as of September 30, 2013 and 2012.

Property Plant and Equipment

Property Plant and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives.  The estimated useful for computer equipment, lab equipment and furniture is 3 to 5 years and leasehold improvements are amortized over the shorter of their useful life or the lease terms.  Property plant and equipment consist of:

	September 30,
	2013	2012
Computer equipment	$43,555	$33,464
Lab equipment	657,735	296,904
Furniture	164,997	132,435
Leasehold improvements	239,337	-
Total	1,105,624	462,803
Accumulated depreciation	409,629	251,958
Property and equipment, net	$695,995	$210,845

Depreciation expense for the years ended September 30, 2013 and 2012 were $157,671 and $41,096, respectively.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”).  ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. For the years ended September 30, 2013 and 2012, the Company recognized impairment charges of $114,730 and $0, respectively related to certain intellectual property.

Segment Information

The Company follows the provisions of ASC 280, Segment Reporting (“ASC 280-10”).  ASC 280 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision- making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company’s single principal operating segment.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE B — SUMMARY OF ACCOUNTING POLICIES, continued

Net Loss per Share, continued

For the years ended September 30, 2013 and 2012, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 839,583,895 and 692,328,470 for the years ended September 30, 2013 and 2012, respectively.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation (“ASC 718”).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Under the provisions of ASC 718, stock-based compensation costs is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.   The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.  Stock-based compensation expense recognized under ASC 718 for the years ended September 30, 2013 and 2012 was $1,926,129 and $1,953,844, respectively.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

No customers represented greater than 10% of the Company’s total revenues for the year ended September 30, 2013. The Company’s revenues earned from sale of products and services for the year ended September 30, 2012 included an aggregate of 54% from two customers of the Company’s total revenues.  Three and two customers accounted 43% and 54% of the Company’s total accounts receivable at September 30, 2013 and 2012, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”).  Under ASC 730, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $692,480 and $432,669 for the years ended September 30, 2013 and 2012, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $196,762 and $97,877 as advertising costs for the years ended September 30, 2013 and 2012, respectively.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE B — SUMMARY OF ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

The Company’s financial instruments are primarily composed of cash, accounts receivable, accounts payable and accrued liabilities, and warrants. The fair value of cash, accounts receivable, accounts payable and accrued liabilities, as reflected in the consolidated balance sheet, approximate its fair value due to the short-term maturity of these instruments.

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

As of September 30, 2013, there were no transfers in or out of Level 3 from other levels.

The fair value of each warrant is estimated using the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant. See Note L.

Recently Adopted Accounting Principles

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows

Subsequent Events

The Company has evaluated events that occurred subsequent to the balance sheet date and through the date the financial statements were available to be issued. Other than those events disclosed in the notes to these consolidated financial statements, management concluded that no additional subsequent events required disclosure in these consolidated financial statements.

NOTE C - INTANGIBLE ASSETS

On May 10, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RedWeb Technologies Limited (“RedWeb”), a corporation incorporated and registered under the laws of England & Wales, to purchase certain assets of RedWeb (“Purchased Assets”) relating to its forensic tagging security system for a purchase price of £400,000 ($624,080). The Company completed the acquisition of the Purchased Assets on the same day. The Purchased Assets include RedWeb’s Sentry 500 Intruder Spray System, RedWeb’s Advanced Molecular Taggent Technology and all products relating thereto, certain intellectual property and supplies relating to the foregoing. £40,000 ($62,408) of the purchase price shall be held in escrow for up to one year to be applied against the indemnification obligations of RedWeb pursuant to the Asset Purchase Agreement. This transaction was accounted for as an asset acquisition in accordance with ASC 805.  The Company assigned $584,080 of the purchase price to intellectual property and the remaining $40,000 was for supplies, which were expensed during the year ended September 30, 2013.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE C - INTANGIBLE ASSETS, continued

The Company recorded impairment expense of $114,730 during the year ended September 30, 2013 related to certain intellectual property that was part of the purchased assets from RedWeb.  The impairment related to two pending patents that were no longer valid as of September 30, 2013.
The identifiable intangible assets acquired and their carrying values at September 30, 2013 and 2012 are as follows:

	2013	2012
Trade secrets and developed technologies (Weighted average life of 7 years)	$-	$3,775,889
Patents (Weighted average life of 5 years)	-	34,257
Intellectual property (Weighted average life of 5 years)	584,080	-
Total identifiable intangible assets-Gross carrying value:	584,080	3,810,146
Less:
Accumulated amortization	(48,674)	(3,810,146)
Impairment charges	(114,730)	-
Intangible assets, net	$420,676	$-

Total amortization expense charged to operations for the years ended September 30, 2013 and 2012 were $163,404 (includes $114,730 of impairment expense) and $272,844, respectively.

The following table presents the estimated amortization expense of the intangible assets for each of the five succeeding years as of September 30, 2013:

Amount

2014	$90,145

2015	90,145

2016	90,145

2017	90,145

2018	60,096

Total	$420,676

NOTE D– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2013 and 2012 are as follows:

	2013	2012
Accounts payable	$641,302	$473,060
Accrued consulting fees	102,500	102,500
Accrued salaries payable	220,175	16,449
Other accrued expenses	3,000	-
Total	$966,977	$592,009

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE E – PRIVATE PLACEMENT OF CONVERTIBLE NOTES

During the years ended September 30, 2011 and 2010 the Company issued multiple senior secured convertible promissory notes, all of which had been converted as of September 30, 2012.  The activity that occurred during the year ended September 30, 2012 is summarized below.

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

On January 7, 2011, upon the completion of a Subsequent Financing, the above described conversion rate changed from $0.04405 to $0.037104 with an extended due date from July 15, 2011 to January 7, 2012 on $1,550,000 of the $2,000,000 issued senior convertible promissory notes.  All other terms remained the same.  Although the conversion rate of the remaining $450,000 senior secured convertible promissory notes remained the same, the due date was extended also to January 7, 2012.  In conjunction with the conversion rate and term modifications of the $1,550,000 senior secured convertible promissory notes, the Company wrote off the remaining unamortized debt discount of $331,332 to operations.

Amortization of $26,091 was recorded for the year ended September 30, 2012.

In January 2012, the Company issued an aggregate of 11,729,821 shares of Common Stock in settlement of the $450,000 convertible notes and related accrued interest.  As described further below, the Company issued 1,497,826 and 44,778,815 shares on October 26, 2011 and January 7, 2012, respectively in settlement of the remaining $1,550,000 convertible notes and related accrued interest.

10% Senior Secured Convertible Promissory Notes dated November 19, 2010

On November 19, 2010, the Company issued an aggregate of $350,000 in principal amount of senior secured convertible notes bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act.

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($76,494) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $10,479 was recorded for the year ended September 30, 2012.

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

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($270,078) to debt discount which will be amortized to interest expense over the term of the note. Amortization of $45,136 was recorded for the year ended September 30, 2012.

On November 30, 2011, the Company issued an aggregate of 26,716,321 shares of Common Stock in settlement of the convertible note and related accrued interest.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE E – PRIVATE PLACEMENT OF CONVERTIBLE NOTES, continued

10% Senior Secured Convertible Promissory Note dated January 7, 2011.

On January 7, 2011, the Company issued a $750,000 principal amount senior secured convertible note bearing interest at a rate of 10% per annum to an “accredited investor,” as defined in regulations promulgated under the Securities Act.

Amortization of $65,159 was recorded for the year ended September 30, 2012.

In January 2012, the Company issued an aggregate of 14,921,324 shares of Common Stock in settlement of the convertible note and related accrued interest.

10% Senior Secured Convertible Promissory Notes issued on July 15, 2010, modified on January 7, 2011

On January 7, 2011, the Company modified previously issued senior secured promissory notes initially dated July 15, 2010 totaling $1,550,000 in principal amount bearing interest at a rate of 10% per annum to “accredited investors,” as defined in regulations promulgated under the Securities Act

The Company recorded the intrinsic value of the embedded beneficial conversion feature ($1,499,536) to debt discount which will be amortized to interest expense over the term of the notes. Amortization of $392,923 was recorded for the year ended September 30, 2012.

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

NOTE F – WARRANT LIABILITY

As more fully described in Note H below, on November 28, 2012 the Company entered into a securities purchase agreement (“Initial Purchase Agreement”) with Crede CG II, Ltd and on July 19, 2013, the Company entered into an additional securities purchase agreement (“Second Purchase Agreement”) with Crede CG III, Ltd. (collectively referred to as “Crede” and “Purchase Agreements”).

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE F – WARRANT LIABILITY, continued

In connection with the Purchase Agreements, the Company issued Series A, B and C Warrants allowing Crede to purchase the shares of Common Stock detailed in the table below:

Securities Issued	Initial Purchase Agreement		Second Purchase Agreement
	Shares issued	Price per share	Shares issued	Price per share
Series A Warrants	10,752,688	$0.2232	10,695,187	$0.2431
Series B Warrants	29,569,862	$0.2232	29,411,764	$0.2431
Series C Warrants	26,881,720	$0.2232	26,737,967	$0.2431

The Company determined that the Series A and B Warrants described above should be classified as a liability due to transactions which may cause an adjustment to the conversion rate (reset provisions) contained in the warrant agreements and re-measured at each reporting date at their fair value with the changes reported in earnings (loss). The Series C Warrants associated with the Initial Purchase Agreement were repurchased by the Company for $50,000 on January 22, 2013 and the Series C Warrants from the Second Purchase Agreement were repurchased on August 14, 2013 for $10,000.  Liability classification of the Series A and B Warrants will end upon expiration of reset provisions, at which time the Warrants will be reclassified to equity based on their then fair value.

Initial Purchase Agreement:
The Company determined the allocated fair value of the Warrants to be $1,181,324 on November 28, 2012, the issuance date using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.20 per share; dividend yield 0%; expected terms 5 years; risk free interest rate: 0.64%; expected volatility of: 146.32%; and the expected price at which holders are likely to exercise their Warrants of $0.2232 per share.

On April 25, 2013, Crede effected the cashless exercise of the Series A and Series B Warrants.  At April 25, 2013 (date of exercise), the Company determined the fair value of the Warrants to be $7,326,553 using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.221 per share; dividend yield 0%; expected term: 4.54 years; risk free interest rate: 0.71%; expected volatility of: 125.97%; and an exercise price of $0.2232 per share. Upon exercise, the fair value of the Series A and Series B Warrants were reclassified to equity.

Second Purchase Agreement:
The Company determined the allocated fair value of the Warrants to be $1,280,532 on July 19, 2013, the issuance date using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.19 per share; dividend yield 0%; expected terms 5 years; risk free interest rate: 1.31%; expected volatility of: 130.09%; and the expected price at which holders are likely to exercise their Warrants of $0.2431 per share.

As of September 30, 2013 the fair value of the Series A and Series B Warrants was $2,643,449.  The fair value was determined using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.09 per share; dividend yield 0%; expected terms 4.80 years; risk free interest rate: 1.39%; expected volatility of: 121.71%; and the expected price at which holders are likely to exercise their Warrants of $0.2431 per share.

NOTE G - RELATED PARTY TRANSACTIONS

During the year ended September 30, 2012, the Company issued 22,924,513 shares of Common Stock in exchange for settlement of an aggregate of $925,000 related party convertible promissory notes and accrued interest.

On June 21, 2012, Abarta Partners I, a partnership administered by Mr. Bitzer, one of the Company’s directors, for which his revocable trust is a partner, purchased 35,576,568 shares of our Common Stock at a purchase price of $0.04336 per share for gross proceeds of $1,542,600 in a private placement transaction.

The Company acquired rights to certain software and intellectual property pursuant to an agreement it entered into with DivineRune Inc., a secure cloud-computing specialist, on January 25, 2012. DivineRune was issued a 3 year warrant to purchase one million shares of the Company’s common stock at an exercise price of $0.071 per share vesting in full on the first anniversary of the date of grant as compensation for a license to DivineRune’s patent portfolio. The Company will also share revenues on any future sales of products generated as a result of this agreement. The Company expects that the partnership will enhance and extend its core anti-counterfeiting, anti-diversion, and security systems into the digital track-and-trace sphere. James A. Hayward, the Company’s President, Chairman and Chief Executive Officer, and Yacov Shamash, a member of the Company’s  Board of Directors, were among the early investors in DivineRune.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE H - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock, with a $0.001 par value per share, as the result of a vote of stockholders conducted on January 27, 2012, which effected an increase in the authorized shares of Common Stock from 800,000,000 shares to 1,350,000,000 shares.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share.  As of September 30, 2013 and 2012, there were 786,526,955 and 646,182,550 shares of Common Stock issued and outstanding, respectively.

Preferred and Common Stock Transactions during the Year Ended September 30, 2013:

As part of the Purchase Agreements with Crede on November 29, 2012 and July 19, 2013, the Company sold an aggregate of $15,000,000 ($7,500,000 per agreement) of its securities. The total net proceeds received under these two financings were $14,635,000 ($15,000,000 gross proceeds, less investment fees of $365,000).  The table below summarizes the securities issued as part of these Purchase Agreements.

Securities Issued	Initial Purchase Agreement		Second Purchase Agreement
	Shares issued	Price per share	Shares issued	Price per share
Common Stock	10,752,688	$0.1860	10,695,187	$0.1870
Series A Warrants	10,752,688	$0.2232	10,695,187	$0.2431
Series B Warrants	29,569,862	$0.2232	29,411,764	$0.2431
Series C Warrants	26,881,720	$0.2232	26,737,967	$0.2431
Series A Preferred Stock	5,500	$1,000	-	$-
Series B Preferred Stock	-	$-	5,500	$1,000

The Series A and Series B Preferred contained weighted average anti-dilution protection.  The Series A and Series B Preferred did not accrue dividends except to the extent dividends were paid on the Common Stock.  The Company’s Common Stock was junior in rank to the Series A and Series B Preferred with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.  The Series A and Series B Preferred generally had no voting rights except as required by law.  The Series A and Series B Preferred were converted into Common Stock as set forth below.

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

Pursuant to registration rights agreements between the Company and Crede, the Company filed registration statements within 30 days of the Initial Closing of both purchase agreements.   The registration statements covered the resale of all shares of Common Stock issuable pursuant to the Purchase Agreements, including the shares of Common Stock underlying the Series A and Series B Preferred and Series A, B and C Warrants.  The Company has agreed to prepare and file amendments and supplements to the registration statements to the extent necessary to keep the registration statements effective for the period of time required under the Purchase Agreements.

The Series A and Series B Preferred and the Series A, B and C Warrants each contain a 9.9% “blocker” so that in no event shall the Series A and Series B Preferred or any of the Series A, B and C Warrants be convertible or exercisable (including through the cashless exercise exchange provision) into or for Common Stock to the extent that such conversion or exercise would result in Crede having “beneficial ownership” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 9.9% of the Common Stock. Crede would, however, have the right from time to time to convert, exercise or exchange for shares of Common Stock, which over time would aggregate to greater than 9.9% beneficial ownership if all such shares of Common Stock so acquired had been held at one time by Crede.

Crede has the right to participate in other equity or equity-linked financings completed by the Company for a period of 180 days from the date the registration statement went effective on July 30, 2013.

In addition, the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below the per share price issued to Crede under the Second Purchase Agreement, $0.187, or the market price of the Common Stock on the day before the registration statement was declared effective ($0.167), for a period of 180 days from the effective date of the registration statement, except for issuances (i) pursuant to acquisitions, joint ventures, license arrangements, leasing arrangements and other similar arrangements, (ii) to employees, consultants, directors and officers approved by the Board or pursuant to a plan approved by the Board, (iii) pursuant to one or more contracts entered into by the Company with third parties which would result in revenues to the Company during a three-month period equal to an annual run rate of $15 Million in revenues and (iv) pursuant to a contract entered into by the Company with a third party which would reasonably be expected to result in more than $3 Million in annual receivables.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE H - CAPITAL STOCK, continued

Until one year after the Second Closing, which occurred on July 31, 2013, the Company is prohibited from entering into any transaction to (i) sell any convertible securities at a conversion rate or other price that is generally based on and/or varies with the trading prices of the Company’s Common Stock at any time after the initial issuance of such convertible securities or (ii) sell securities at a future determined price, including, without limitation, an “equity line of credit” or an “at the market offering.”

On January 8, 2013, Crede exercised its option and converted the Series A Preferred into 25,462,963 shares or the Company’s Common Stock at a conversion price of $0.216 per share and on April 25, 2013, Crede effected the cashless exercise of the Series A and Series B Warrants related to the Initial Purchase Agreement.  Also, on August 14, 2013, the Company exercised its option and converted the Series B Preferred into 42,307,692 shares of the Company’s Common Stock at a conversion price of $0.13 per share.  On January 22, 2013, the Company exercised its option to repurchase the Series C warrants related to the Initial Purchase Agreement and on August 14, 2013, the Company exercised its option to repurchase the Series C Warrants related to the Second Purchase Agreement for $50,000 and $10,000, respectively.

NOTE I - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s Common Stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.0400	3,000,000	1.92	$0.0400	3,000,000	$0.0400
$0.0441	510,784	3.79	$0.0441	510,784	$0.0441
$0.0475	3,789,489	4.79	$0.0475	3,789,489	$0.0475
$0.0553	226,081	4.27	$0.0553	226,081	$0.0553
$0.0600	2,000,000	0.39	$0.0600	2,000,000	$0.0600
$0.0710	1,000,000	1.32	$0.0710	1,000,000	$0.0710
$0.0900	6,900,000	2.92	$0.0900	6,900,000	$0.0900
$0.1790	100,000	2.10	$0.1790	100,000	$0.1790
$0.2140	100,000	2.60	$0.2140	-	$-
$0.2431	40,106,951	4.80	$0.2431	40,106,951	$0.2431
$0.5000	1,300,000	0.12	$0.5000	1,300,000	$0.5000
	59,033,305	4.10	$0.1976	58,933,305	$0.1963

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE I - STOCK OPTIONS AND WARRANTS, continued

Warrants, continued

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance, September 30, 2011	58,205,280	$0.140
Granted	1,075,000	0.071
Exercised	(5,039,633)	(0.045
Cancelled or expired	(8,400,000)	(0.161)
Balance at September 30, 2012	45,840,647	$0.145
Granted	134,249,218	0.233
Exercised	(60,236,873)	(0.170)
Cancelled or expired	(60,819,687)	(0.265)
Balance, September 30, 2013	59,033,305	0.196

On October 31, 2011, warrants totaling 75,000 were issued in connection with services.  The warrants are exercisable for three years from the date of issuance at an exercise price of $0.07 per share with vesting immediately.  The fair value of the warrants of $1,363 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 157.69% and risk free rate from 0.41% and were charged to operations during the year ended September 30, 2012.

On January 25, 2012, warrants totaling 1,000,000 were issued in connection with services.  The warrants are exercisable for three years from the date of issuance at an exercise price of $0.071 per share and will vest in full on the first anniversary of the date of grant.  The fair value of the warrants of $56,875 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 147.53% and risk free rate from 0.81% and were charged to operations during the year ended September 30, 2012.

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

On November 29, 2012, in connection the Initial Purchase Agreement, as described in Note H above, the Company issued an aggregate of 67,204,300 warrants to purchase the Company’s common stock exercisable for one to five years after defined date or events, at an exercise price of $0.2232 per share.

In March 2013, the Company issued an aggregate of 1,500,000 shares of its common stock in connection with the exercise of warrants at an exercise price of $0.10 per share with net proceeds of $150,000.

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

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE I - STOCK OPTIONS AND WARRANTS, continued

Warrants, continued

 As described in Note H above, on January 22, 2013, the Company exercised its option to repurchase 26,881,720 Series C Warrants issued to Crede under the Initial Purchase Agreement for $50,000.  On April 25, 2013, under the Initial Purchase Agreement, Crede effected the cashless exercise of 10,752,688 Series A Warrants and 29,569,892 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 31,257,045 shares of its Common Stock.

On July 19, 2013, in connection the Second Purchase Agreement, as described in Note H above, the Company issued an aggregate of 66,844,918 warrants to purchase the Company’s common stock exercisable for one to five years after defined date or events, at an exercise price of $0.2431 per share.

On August 14, 2013, the Company exercised its option to repurchase 26,737,967 Series C Warrants issued to Crede under the Second Purchase Agreement for $10,000, as described in Note H above.

Employee Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of Common Stock approved the 2005 Incentive Stock Plan. In 2007, 2008 and 2012, the Board of Directors and holders of a majority of the outstanding shares of Common Stock approved various increases in the number of shares of Common Stock that can be issued as stock awards and stock options thereunder to an aggregate 350,000,000 shares and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year to 50,000,000 shares.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of Common Stock.  As of September 30, 2013, a total of 10,175,000 shares have been issued and options to purchase 125,208,825 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0500	24,000,000	1.65	$0.0500	24,000,000	$0.0500
$0.0585	50,000,000	4.79	$0.0585	50,000,000	$0.0585
$0.0600	30,000,000	1.76	$0.0600	30,000,000	$0.0600
$0.0650	634,825	3.18	$0.0650	634,825	$0.0650
$0.0680	4,770,000	3.17	$0.0680	4,770,000	$0.0680
$0.0700	2,850,000	1.67	$0.0700	1,900,000	$0.0700
$0.0900	1,500,000	2.92	$0.0900	1,500,000	$0.0900
$0.1100	5,400,000	4.71	$0.1100	5,400,000	$0.1100
$0.1799	2,099,367	4.17	$0.1799	-	$-
$0.1930	100,000	4.75	$0.1930	-	$-
$0.2000	100,000	4.63	$0.2000	-	$-
	121,454,192	3.23	$0.063	118,204,825	$0.0605

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE I - STOCK OPTIONS AND WARRANTS, continued

Employee Stock Options, continued

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2011	120,650,000	$0.060
Granted	6,558,825	0.067
Exercised	(500,000)	(0.08)
Cancelled or expired	(1,500,000)	(0.08)
Outstanding at September 30, 2012	125,208,825	$0.060
Granted	2,299,367	0.181
Exercised	(5,979,000)	(0.042)
Cancelled or expired	(75,000)	(0.060)
Outstanding at September 30, 2013	121,454,192	$0.063
Vested at September 30, 2013	118,204,825		$0.136
Non-vested at September 30, 2013	3,429,367		$0.055

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

On December 6, 2011, the Company granted an aggregate of 634,825 options to purchase the Company’s Common Stock at an exercise price of $0.065 per share for five years to two directors with immediate vesting.  The fair value of options was determined using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 156.29% and risk free rate of 0.94%.

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

 APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE I - STOCK OPTIONS AND WARRANTS, continued

Employee Stock Options, continued

On May 15, 2013 the Company extended the term of 5,400,000 options that were set to expire to June 16, 2018. The Company recorded $408,605 of stock compensation expense for the year ended September 30, 2013 in connection with this modification as the incremental difference between fair value of the stock options immediately before and after modification.

On July 2, 2013 the Company granted an aggregate of 100,000 options to an employee under the 2005 Incentive Stock Plan.  The options are exercisable at $0.193 per share for five years, vesting at 25% each anniversary for the next four years.  The fair value of the options was determined using the Black Scholes Option Pricing Model with the following assumptions:  dividend yield $-0-, volatility of 114% and risk free interest rate of 1.01%.

During the year ended September 30, 2013, the Company issued 4,639,483 shares of its Common Stock in connection with the cashless exercise of 5,954,000 options to acquire the Company’s stock at a weighted average of $.053 per share. The Company also issued 25,000 shares of its Common Stock in connection with the exercise of 25,000 options at $0.06 per share.

In accordance with his resignation agreement dated August 20, 2013, Mr. Jensen, the former Chief Financial Officer of the Company shall have one year from his resignation date to exercise his 20,500,000 vested options. There was no expense associated with this modification.

See Note M for details of issuances subsequent to the twelve months ended September 30, 2013.

The Company recorded $1,926,129 (including the stock option modification) and $1,953,844 as stock compensation expense for the years ended September 30, 2013 and 2012, respectively for the vesting portion of all employee options outstanding. As of September 30, 2013, unrecorded compensation cost related to non-vested awards was $107,462, which is expected to be recognized through 2018.

NOTE J - INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purpose include, but are not limited to, accounting for intangibles, warrants, equity based compensation and depreciation and amortization.

As of September 30, 2013, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $46,300,000, which expire beginning the fiscal tax year of 2022. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) for the years ended September 30, 2013 and 2012 consists of the following:

	2013	2012
Federal:
Current	$-	$-
Deferred	2,955,000	1,422,000
	2,955,000	1,422,000
State and local:
Current	-	-
Deferred	407,000	196,000
	407,000	196,000

Change in valuation allowance	(3,362,000)	(1,618,000)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended September 30, 2013 and 2012 as follows:

	September 30,
	2013	2012

Statutory federal income tax rate	(34.00%)	(34.00%)
Statutory state and local income tax rate (7.1%), net of federal benefit	(4.69%)	(4.69%)
Stock based compensation	3.27%	10.74%
Depreciation and amortization	(0.12%)	(0.28%)
Amortization of debt discount	0.00%	2.92%
Change in valuation allowance	35.54%	25.31%
Effective tax rate	0.00%	0.00%

 APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE J - INCOME TAXES, continued

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2013	2012
Deferred tax assets (liabilities):
Stock based compensation	$578,000	$768,000
Depreciation and amortization	(21,000)	(20,000)
Amortization of debt discount	-	209,000
Net operating loss carry forward	17,913,000	14,551,000
Less: valuation allowance	(18,470,000)	(15,508,000)
Net deferred tax asset	$-	$-

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

NOTE K- COMMITMENTS AND CONTINGENCIES

Operating leases

On June 14, 2013, the Company entered into an operating lease agreement for its new corporate headquarters located in Stony Brook, New York.  The lease is for a 30,000 square foot building.  The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods.  The base rent during the initial lease term is $449,142 per annum.  This new location replaces a lesser amount of space leased by the Company in an adjacent building, which was for corporate use.     The Company also has operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York.  The leases for both of these spaces are currently month to month. Total lease rental expenses for years ended September 30, 2013 and 2012 were $352,867 and $244,192, respectively.

 APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE K- COMMITMENTS AND CONTINGENCIES, continued

Operating leases, continued

Future minimum rental payments (excluding real estate tax and maintenance costs) as of September 30, 2013 are as follows:

2014	$450,617

2015	449,142

2016	299,428
Total	$1,199,187

Employment and Consulting Agreements

Employment agreements

On July 11, 2011, the Company’s Board of Directors approved the terms of employment for each of James A. Hayward, the Company’s Chief Executive Officer (“CEO”), and Kurt H. Jensen, the Company’s former Chief Financial Officer.

In connection with his employment agreement, Dr. Hayward was granted options to purchase 40 million shares of the Company’s Common Stock at an exercise price per share equal to the average of the bid and asked prices of the Company’s Common Stock on the Over The Counter Market Group (the “OTCQB”) Bulletin Board on the date of grant ($0.0585).  The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Dr. Hayward’s continuous employment.  If Company’s revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated.  Exercisability of options for the 40 million shares was conditioned upon stockholder approval of an amendment of the Company’s 2005 Incentive Stock Plan made by the Board of Directors increasing the aggregate and individual limits on the shares of Company Common Stock issuable under the Plan.  The Company also granted 15 million shares of the Company’s Common Stock to Dr. Hayward.

In connection with his employment agreement, Mr. Jensen was granted options to purchase 10 million shares of the Company’s Common Stock at an exercise price per share equal to the average of the bid and asked prices of the Company’s Common Stock on the Over The Counter Market Group (the “OTCQB”) on the date of grant of grant of ($0.0585).  The option will vest as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Mr. Jensen’s continuous employment.  If Company’s revenues for any fiscal quarter increase by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche will be accelerated.   On August 20, 2013, Mr. Jensen resigned as Chief Financial Officer of the Company. According to his separation agreement, Mr. Jensen will receive payment of his base salary through December 31, 2013 and he shall have one year from his resignation date to exercise his 20,500,000 vested options.  As of September 30, 2013 approximately $79,000 was accrued related to Mr. Jensen’s resignation agreement.

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

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. 2:11-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation filed an amended complaint.  Demodulation alleged that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the 17 claims alleged in the amended complaint, five were asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  The Company believes these claims are without merit.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE K- COMMITMENTS AND CONTINGENCIES, continued

Litigation, continued

On January 27, 2012, the Company filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  On December 12, 2012, the Court entered an order on the Company’s motion to dismiss.  The Court granted in part and denied in part the Company’s motion, dismissing four out of the five claims asserted against the Company, without prejudice, leaving only the patent infringement claim.  Subsequently, the parties stipulated to sever the patent infringement claim against the Company from the claims against the other defendants.  The Court entered an order severing the patent claim on February 20, 2013, and terminated the main lawsuit against the Company.  Demodulation may seek to re-file its patent claim as a separate action, but to date has not done so.  If Demodulation re-files its action, the Company intends to vigorously defend the action.  We are unable to express an opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome should be unfavorable, should Demodulation re-file its action, or whether it will re-file it.

SmartWater, Ltd. v. Applied DNA Sciences, Inc. (Civil Action No. 12-05731-JS-AKT, Eastern District of New York)

On June 6, 2012, a complaint for patent infringement was filed against the Company by SmartWater, Ltd. in the United States District Court for the District of Massachusetts.  It alleged that the Company infringed one or more claims under two of SmartWater’s patents by selling or offering for sale, manufacturing and using certain of the Company’s products, by inducing others to infringe and by contributing to infringement by others.  Prior to serving the complaint, on August 24, 2012, SmartWater voluntarily dismissed the complaint and refiled a similar complaint in the United States District Court for the Southern District of Florida, No. 12-611660-DMM.  On August 30, 2012, SmartWater served the Company with the complaint.  The refiled complaint seeks injunctive relief with respect to one of the patents as well as awards of damages and attorneys’ fees with respect to the alleged infringement of both patents.

The Company filed a motion to dismiss and a motion to transfer the action to the United States District Court for the Eastern District of New York.  On November 19, 2012, the Court granted the Company’s motion to transfer.  Following the transfer, but prior to a decision on the Company’s motion to dismiss, on June 26, 2013, SmartWater moved for leave to file an amended complaint asserting additional allegations in support of its claims.  By memorandum and order dated September 27, 2013, the Court granted in part, and denied in part, SmartWater’s motion.  The Court held that SmartWater had adequately stated claims for direct infringement of both patents at issue, but had not adequately stated claims for contributory infringement of the patents, or induced infringement with respect to one of the patents, and therefore dismissed them.  On October 10, 2013, the Company filed its (i) answer to the amended complaint, as modified by the Court’s September 27, 2013 order, and (ii) counterclaims.  On October 31, 2013, the Company filed an amended answer and counterclaims.  The Company and SmartWater have filed motions for reconsideration of a portion of the Court’s order.  These motions seek a determination of whether SmartWater’s remaining claim for induced infringement of one of the patents should survive, or be dismissed because the patent expired before the Company had notice of it.   In addition, the parties are now engaged in discovery.

The Company believes the claims are without merit and intends to defend the action vigorously.  We are unable to express our opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome should be unfavorable.

NOTE L - FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice model option pricing model as described in Note B. Certain assumptions used in the calculation of the warrants liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2013.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE L - FAIR VALUE, continued
The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)	Year Ended September 30,
	2013	2012
Balance at October 1,	$—	$—
Issuance of Series A and B Warrants	2,461,856	—
Adjustment resulting from change in value recognized in earnings (a)	7,508,146	—
Reclassification to equity upon exercise	(7,326,553)	—
Balance at September 30,	$2,643,449	$—

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

On October 14, 2013, Karol Gray commenced employment with the Company as the Chief Financial Officer. Pursuant to an offer letter, Ms. Gray will be an at-will employee and will be paid an annual starting salary of $336,000. In addition, after six months employment, she will be granted a five year option pursuant to the Company’s 2005 Incentive Stock Plan to purchase up to 2,000,000 shares of the Company’s Common Stock at the fair market value on the date of grant, vesting in four equal annual increments beginning on the first anniversary of the date of grant.

On December 16, 2013, Crede effected the cashless exercise of 10,695,187 Series A Warrants and 7,000,000 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 18,823,073 shares of its Common Stock.

Subsequent Option Grants

On October 14, 2013, the Company granted an aggregate of 7,928,000 options to purchase the Company’s Common Stock at an exercise price of $0.0886 per share for five years to employees, 5,928,000 of these options vest at 25% each anniversary for the next four years and 2,000,000 of these options vest immediately.

On October 17, 2013, the Company granted, Dr. James A. Hayward, Chairman, CEO and President and Mr. Ming-Hwa Liang, Chief Technology Officer and Secretary of the Company options to purchase 50,000,000 and 3,000,000 shares of the Company’s Common Stock, respectively, at an exercise price of $0.097 per share for five years to employees with vesting at 25% each anniversary for the next four years.   Also on October 17, 2013, the Company granted an aggregate of 3,777,780 options to purchase the Company’s Common Stock at an exercise price of $0.0886 per share for five years to nonemployee directors with immediate vesting.

On November 28, 2013, the Company granted 250,000 options to purchase the Company’s Common Stock at an exercise price of $0.1160 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

On December 2, 2013, the Company granted 2,000,000 options to purchase the Company’s Common Stock at an exercise price of $0.1170 per share for five years to the Chief Information Officer with vesting at 25% each anniversary for the next four years.

On December 10, 2013, the Company granted an aggregate of 2,126,000 options to purchase the Company’s Common Stock at an exercise price of $0.1360 per share for five years to employees, with immediate vesting.

