Form 10-Q
period 2013-12-31
APPLIED DNA SCIENCES INC
filed 2014-02-10
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

631-240- 8800
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐   Yes     ☒   No

As of February 3, 2014, the registrant had 807,850,028 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2013

Part I

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,199,343	$6,360,301
Accounts receivable, net of allowance of $52,415 and $62,415 at December 31, 2013 and September 30, 2013, respectively	749,354	672,638
Prepaid expenses	126,410	174,096
Total current assets	5,075,107	7,207,035

Property, plant and equipment-net of accumulated depreciation of $491,643 and $409,629, respectively	716,763	695,995

Other assets:
Deposits	51,260	51,260

Intangible assets:
Intellectual property, net of accumulated amortization and impairment of $186,604 and $163,403, respectively	397,475	420,676

Total Assets	$6,240,605	$8,374,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,209,974	$966,977
Deferred revenue	324,988	148,503
Total current liabilities	1,534,962	1,115,480

Warrant liability	2,823,165	2,643,449

Total liabilities	4,358,127	3,758,929

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2013 and September 30, 2013	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2013 and September 30, 2013	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2013 and September 30, 2013	—	—
Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 807,850,028 and 786,526,955 shares issued and outstanding as of December 31, 2013 and September 30, 2013, respectively	807,850	786,527
Additional paid in capital	194,059,887	190,523,121
Accumulated deficit	(192,985,259)	(186,693,611)
Total stockholders’ equity	1,882,478	4,616,037

Total Liabilities and Stockholders’ Equity	$6,240,605	$8,374,966

See the accompanying notes to the unaudited condensed consolidated financial statements
1

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2013 and 2012
(Unaudited)

	2013	2012

Revenues	$597,354	$317,670

Operating expenses:
Selling, general and administrative	3,845,578	2,521,167
Research and development	459,304	147,666
Depreciation and amortization	105,215	20,995

Total operating expenses	4,410,097	2,689,828

LOSS FROM OPERATIONS	(3,812,743)	(2,372,158)

Other income (expense):
Interest income (expense), net	434	—
Other income (expense)	155,417	—
Loss on change in fair value of warrant liability	(2,634,758)	(6,332,599)

Loss before provision for income taxes	(6,291,650)	(8,704,757)

Income taxes (benefit)	—	—

NET LOSS	$(6,291,650)	$(8,704,757)

Net loss per share-basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding-
Basic and diluted	789,894,847	649,922,615

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2013 and 2012
(Unaudited)

	2013	2012

Cash flows from operating activities:
Net loss	$(6,291,650)	$(8,704,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,215	20,995
Fair value of vested options issued to officers, directors and employees	765,546	417,866
Change in fair value of warrant liability	2,634,758	6,332,599
Equity based compensation	—	13,238
Common stock issued for consulting services	337,500	—
Bad debt expense	15,000	—
Change in operating assets and liabilities:
Accounts receivable	(91,716)	(64,788)
Prepaid expenses and deposits	47,686	27,682
Accounts payable and accrued liabilities	234,728	216,793
Deferred revenue	176,485	—
Net cash used in operating activities	(2,066,448)	(1,740,372)

Cash flows from investing activities:
Purchase of property and equipment	(94,510)	—
Net cash used in investing activities	(94,510)	—

Cash flows from financing activities:

Net proceeds from sale of common stock	—	2,000,000

Net cash provided by financing activities	—	2,000,000

Net (decrease)increase in cash and cash equivalents	(2,160,958)	259,628
Cash and cash equivalents at beginning of period	6,360,301	724,782
Cash and cash equivalents at end of period	$4,199,343	$984,410

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for cashless exercise of options and warrants	$18,823	$—
Property, plant and equipment acquired, and included in accounts payable	$8,269	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated  financial statements as of and for the year ended September 30, 2013 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

The condensed consolidated balance sheet as of September 30, 2013 contained herein has been derived from the audited consolidated financial statements as of September 30, 2013, but do not include all disclosures required by GAAP.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe.  To date, the Company has had a limited operating history, and as a result, its operations have produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a biotechnology company. For the period from inception through December 31, 2013, the Company has accumulated losses of $192,985,259.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations.

 Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most complex and subjective estimates include; recoverability of long-lived assets, including the value assigned to intangible assets and property and equipment, fair value calculations for warrants, contingencies and allowance for doubtful accounts.  Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated interim financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts.  Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required.  At December 31, 2013 and September 30, 2013, the Company recorded deferred revenue of $324,988 and $148,503, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

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

Revenue for a government contract award, which supports our development efforts on specific projects, is recognized as milestones are achieved as per the contract.  The Company recognized revenue of approximately $25,000 from this contract during the three months ended December 31, 2013.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  At December 31, 2013 and September 30, 2013, the Company has an allowance for doubtful accounts of $52,415 and $62,415, respectively.  The Company writes off receivables that are deemed uncollectible.  The Company wrote-off $25,000 of accounts receivable that was previously reserved for during the three months ended December 31, 2013.

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

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  During the year ended September 30, 2013 and the three months ended December 31, 2013, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for the remainder of fiscal year 2014, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods.  Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previously estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company condensed consolidated financial statements.

The Company’s evaluation was performed for tax years 2009 through 2012.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision.  The Company did not have any accrued interest or penalties as of December 31, 2013 and September 30, 2013.
5

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Property Plant and Equipment

Property plant and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives.  The estimated useful lives for computer equipment, lab equipment and furniture is 3 to 5 years and leasehold improvements are amortized over the shorter of their useful life or the lease term. Property plant and equipment consist of:

	December 31, 2013 (unaudited)	September 30, 2013
Computer equipment	$59,849	$43,555
Lab equipment	734,629	657,735
Furniture	164,997	164,997
Leasehold improvements	248,931	239,337
Total	1,208,406	1,105,624
Accumulated depreciation	491,643	409,629
Property and equipment, net	$716,763	$695,995

Depreciation expense for the three months ended December 31, 2013and 2012 was $82,014 and  $20,995, respectively

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”).  ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Segment Information

The Company follows the provisions of ASC 280, Segment Reporting (“ASC 280”).  ASC 280 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280 also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein, materially represents all of the financial information related to the Company’s single principal operating segment.

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

For the three months ended December 31, 2013 and 2012, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 931,778,806 and 783,834,587 for the three months ended December 31, 2013 and 2012, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation (“ASC 718”).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Under the provisions of ASC 718, stock-based compensation costs is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.  Stock-based compensation expense recognized under ASC 718 for the three months ended December 31, 2013 and 2012 was $765,546, and $417,866, respectively.

As of December 31, 2013, 189,984,972 employee stock options were outstanding with options to purchase 128,582,972 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended December 31, 2013 and 2012 included an aggregate of 11% and 65% from one and two customers of the Company’s total revenues, respectively. One and three customers accounted for 22% and 43% of the Company’s total accounts receivable at December 31, 2013 and September 30, 2013, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC730, Research and Development (“ASC 730”).  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $459,304 and $147,666 for the three month periods ended December 31, 2013 and 2012, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $75,642 and $37,459 as advertising costs for the three month periods ended December 31, 2013 and 2012, respectively.

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
DECEMBER 31, 2013
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

As of December 31, 2013, there were no transfers in or out of Level 3 from other levels.

The fair value of each warrant is estimated using the Binomial Lattice option pricing model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility, in isolation, can significantly increase or decrease the fair value of the warrant. See Note H.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated events that occurred subsequent to the balance sheet date and through the date the financial statements were available to be issued.  Other than those events disclosed in the notes to these condensed consolidated financial statements, management concluded that no additional subsequent events required disclosure in the condensed consolidated financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company incurred a net loss of $6,291,650 and generated negative operating cash flow of $2,066,448 for the three months ended December 31, 2013.  However, the Company has attained positive working capital of $3,540,145 as of December 31, 2013.

Management believes that the Company’s positive cash balance and working capital as of December 31, 2013 along with its current customer base, projected cash flow and the minimum projected revenues for this remaining fiscal year will allow the Company to have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the filing date of this report. However, if the Company does not meet its minimum revenue projections for this remaining fiscal year, the Company will be required to seek additional capital.  The Company is currently in discussions with investment bankers regarding possible financing.  However, the Company has no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to it, if at all, in the future. If the Company is unable to obtain additional capital this could restrict its ability to grow. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to the Company, or experience unexpected cash requirements that would force the Company to seek alternative financing.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2013 and September 30, 2013 are as follows:

	December 31,
	2013 (unaudited)	September 30, 2013
Accounts payable	$769,856	$641,302
Accrued consulting fees	102,500	102,500
Accrued salaries payable	330,274	220,175
Other accrued expenses	7,344	3,000
Total	$1,209,974	$966,977

NOTE D – WARRANT LIABILITY

On December 16, 2013, Crede CG III, Ltd (“Crede”) effected the cashless exercise of 10,695,187 Series A Warrants and 7,000,000 Series B Warrants.  At December 16, 2013 (date of exercise), the Company determined the fair value of the Warrants to be $2,455,042 using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.18 per share; dividend yield 0%; expected term: 4.55 years; risk free interest rate: 1.55%; expected volatility of: 118.89%; and an exercise price of $0.2431. The change in fair value of the warrant liability on the day of exercise amounted to a loss of $1,288,752 and was included in the results of operations.  Upon exercise, the fair value of the Series A and 7,000,000 of the Series B Warrants were reclassified to equity.

As of December 31, 2013 the fair value of the remaining 22,411,764 Series B Warrants was $2,823,165. The fair value was determined using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.16 per share; dividend yield 0%; expected terms 4.55 years; risk free interest rate: 1.75%; expected volatility of: 119.09%; and the expected price at which holders are likely to exercise their Warrants of $0.2431 per share.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE E - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock as the result of a vote of stockholders conducted on January 27, 2012 which effected an increase in the authorized shares of Common Stock from 800,000,000 shares to 1,350,000,000 shares.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of December 31, 2013 and September 30, 2013, there were 807,850,028 and 786,526,955 shares of Common Stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

Common Stock Transactions during the Three Months Ended December 31, 2013:

On December 16, 2013, Crede effected the cashless exercise of 10,695,187 Series A Warrants and 7,000,000 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 18,823,073 shares of its Common Stock.

On December 20, 2013, 2,500,000 shares of the Company’s Common Stock were issued in connection with a settlement resulting from the termination of a consulting agreement.  The fair value of the Common Stock was determined using the Company’s stock price on December 20, 2013.  The total fair value of $337,500 was charged to operations.

NOTE F - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of Common Stock.

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.0400	3,000,000	1.66	$0.0400	3,000,000	$0.0400
$0.0441	510,784	3.54	$0.0441	510,784	$0.0441
$0.0475	3,789,489	4.54	$0.0475	3,789,489	$0.0475
$0.0553	226,081	4.02	$0.0553	226,081	$0.0553
$0.0600	2,000,000	0.14	$0.0600	2,000,000	$0.0600
$0.0710	1,000,000	1.07	$0.0710	1,000,000	$0.0710
$0.0900	6,900,000	2.67	$0.0900	6,900,000	$0.0900
$0.1790	100,000	1.85	$0.1790	100,000	$0.1790
$0.2140	100,000	2.35	$0.2140	100,000	$0.2140
$0.2431	22,411,764	4.55	$0.2431	22,411,764	$0.2431
$0.5000	1,300,000	0.02	$0.5000	1,300,000	$0.5000
	41,338,118	3.56	$0.1762	41,338,118	$0.1762

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance at October 1, 2013	59,033,305	$0.0196
Granted	—	—
Exercised	(17,695,187)	(0.2431)
Cancelled or expired	—	—
Balance, December 31, 2013	41,338,118	$0.1762

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Warrants, continued

Transactions involving warrants are summarized as follows:

On December 16, 2013, Crede effected the cashless exercise of 10,695,187 Series A Warrants and 7,000,000 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 18,823,073 shares of its Common Stock.

Employee Stock Options

In 2005, the Board of Directors and holders of a majority of the outstanding shares of Common Stock approved the 2005 Incentive Stock Plan,  In 2007, 2008 and 2012, the Board of Directors and holders of a majority of the outstanding shares of Common Stock approved various increases in the number of shares of Common Stock that can be issued as stock awards and stock options thereunder to an aggregate of 350,000,000 shares and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year to 50,000,000 shares.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company’s success with an award of options to purchase shares of Common Stock.  As of December 31, 2013, a total of 12,675,000 shares have been issued and options to purchase 196,038,972 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0500	24,000,000	1.35	$0.0500	24,000,000	$0.0500
$0.0585	50,000,000	4.54	$0.0585	50,000,000	$0.0585
$0.0600	30,000,000	1.51	$0.0600	30,000,000	$0.0600
$0.0650	634,825	2.93	$0.06500	634,825	$0.0650
$0.0680	4,770,000	2.92	$0.06800	4,770,000	$0.0680
$0.0700	2,850,000	1.42	$0.0700	2,275,000	$0.0700
$0.0866	7,377,000	4.96	$0.0866	2,000,000	$0.0866
$0.0900	1,500,000	1.67	$0.0900	1,500,000	$0.0900
$0.0970	56,777,780	4.96	$0.097	3,777,780	$0.0970
$0.1100	5,400,000	4.46	$0.1100	5,400,000	$0.1100
$0.1160	250,000	4.98	$0.1160	—	$—
$0.1170	2,000,000	4.98	$0.1170	—	$—
$0.1360	2,126,000	4.99	$0.1360	2,126,000	$0.1360
$0.1799	2,099,367	3.92	$0.1799	2,099,367	$0.1799
$0.1930	100,000	4.50	$0.1930	—	$—
$0.2000	100,000	4.38	$0.2000	—	$—
	189,984,972	3.69	$0.0755	128,582,972	$0.0652

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options, continued

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2013	121,454,192	$0.0630
Granted	68,530,780	0.0977
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2013	189,984,972	$0.0755
Vested at December 31, 2013	128,582,972		$0.0574
Non-vested at December 31, 2013	61,402,000		$0.0257

Transactions involving stock options issued to employees are summarized as follows:

On October 14, 2013, the Company granted an aggregate of 7,377,000 options to purchase the Company’s Common Stock at an exercise price of $0.0886 per share for five years to employees. 5,377,000 of these options vest at 25% each anniversary for the next four years and 2,000,000 of these options vest immediately.

On October 17, 2013, the Company granted Dr. James A. Hayward, Chairman, CEO and President and Dr. Ming-Hwa Liang, Chief Technology Officer and Secretary of the Company options to purchase 50,000,000 and 3,000,000 shares of the Company’s Common Stock, respectively, at an exercise price of $0.0970 per share for five years with vesting at 25% each anniversary for the next four years.  Also on October 17, 2013, the Company issued an aggregate of 3,777,780 options to non-employee board of director members under the 2005 Incentive Stock Plan at an exercise price of $0.0970 per share for five years with immediate vesting.

On November 28, 2013, the Company issued 250,000 options to purchase the Company’s Common Stock at an exercise price of $0.1160 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

On December 2, 2013, the Company granted 2,000,000 options to purchase the Company’s Common Stock at an exercise price of $0.1170 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

On December 10, 2013, the Company issued an aggregate of 2,126,000 options to purchase the Company’s Common Stock at an exercise price of $0.1360 per share for five years to employees, with immediate vesting.

The fair value of options granted during the three months ended December 31, 2013 was determined using the Black Scholes Option Pricing Model with the following weighted average assumptions: stock price $0.0979, exercise price $0.1212, dividend yield $-0-, volatility of 111.80% and risk free rate of 0.96%.

The Company recorded $765,546 and $417,866 as stock compensation expense for the three month periods ended December 31, 2013  and 2012, respectively, for the vesting portion of all employee options outstanding.   As of December 31, 2013, unrecorded compensation cost related to non-vested awards was $4,084,655, which is expected to be recognized through 2017.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters.  The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods. The base rent during the initial lease term is $449,142 per annum. The Company also has operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York. The leases for both of these spaces are currently on month to month. Total rent expense for the three months ended December 31, 2013 and 2012 were $128,683 and $71,585, respectively.

Employment Agreement

The Company has an employment agreement with the Chief Executive Officer as disclosed in the notes to consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(unaudited)

NOTE G - COMMITMENTS AND CONTINGENCIES, continued

The Company filed a motion to dismiss and a motion to transfer the action to the United States District Court for the Eastern District of New York. On November 19, 2012, the Court granted the Company’s motion to transfer. Following the transfer, but prior to a decision on the Company’s motion to dismiss, on June 26, 2013, SmartWater moved for leave to file an amended complaint asserting additional allegations in support of its claims. By memorandum and order dated September 27, 2013, the Court granted in part, and denied in part, SmartWater’s motion. The Court held that SmartWater had adequately stated claims for direct infringement of both patents at issue, but had not adequately stated claims for contributory infringement of the patents, or induced infringement with respect to one of the patents, and therefore dismissed them. On October 10, 2013, the Company filed its (i) answer to the amended complaint, as modified by the Court’s September 27, 2013 order, and (ii) counterclaims. On October 31, 2013, the Company filed an amended answer and counterclaims. The Company and SmartWater have filed motions for reconsideration of a portion of the Court’s order. These motions seek a determination of whether SmartWater’s remaining claim for induced infringement of one of the patents should survive, or be dismissed because the patent expired before the Company had notice of it. In addition, the parties are now engaged in discovery.  On January 10, 2014, the Company filed a second amended answer and counterclaims to which SmartWater replied on January 24, 2014.

The Company believes the claims are without merit and intends to defend the action vigorously. We are unable to express our opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome should be unfavorable.

NOTE H - FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note A. Certain assumptions used in the calculation of the warrant liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2013.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)	Three Months Ended December 31,
	2013	2012
Balance at October 1,	$2,643,449	$—
Issuance of Series A and B Warrants	—	1,181,323
Adjustment resulting from change in value recognized in earnings (a)	2,634,758	6,332,599
Reclassification to equity upon exercise	(2,455,042)	—
Balance at December 31,	$2,823,165	$7,513,922

(a) Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date. The unrealized gain or loss is recorded in change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

Introduction

Using biotechnology as a forensic foundation, we create unique security solutions addressing the challenges of modern commerce. Whether working in supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With impenetrable taggants, high-resolution DNA authentication, and comprehensive reporting, our botanical DNA-based technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength.

SigNature® DNA.  SigNature DNA is our platform ingredient, at the core of all our security solutions. From application to application the vehicle which carries SigNature DNA is custom designed to suit the application.  Exhaustive development efforts have yielded a flexible and durable marker with all the accuracy provided by nature. SigNature DNA is based on full, double stranded plant DNA, and provides forensic power and protection for a wide array of applications.  Highly secure, robust, durable and, in our belief, cost-effective, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; mark, track and convict criminals; and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings.   These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication. Hundreds of millions of SigNature DNA marks now exist in the public domain on items ranging from consumer product packaging to microcircuits to guitars.  We believe that no marks have ever been copied.

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

SigNature T DNA and fiberTyping. There is one common thread that runs through the global textile industry: success breeds counterfeiting and diversion. SigNature T botanical DNA markers are used for brand protection efforts and raw material source compliance programs. In situations where natural fibers like cotton or wool are in play, we can isolate and type inherent DNA, making it possible to verify the presence of specified materials. This fiberTyping process provides DNA verification to help manufacturers, retailers and brand owners ensure quality, safety and compliance of their products.

DNANet. Recognizing that DNA-based evidence is the cornerstone of the modern era of law enforcement, we have created what we believe to be the ultimate crime fighting tool: DNANet, a botanical DNA marker that can be used to definitively link evidence and offenders to specific crime scenes. Whether deployed as a residential asset marker, an offender spray in a retail location or a degradation dye in cash handling boxes, DNA markers facilitate conviction, and establish a heightened level of deterrence.  SmartDNA is a unique and patented security system based on botanical DNA, a new and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables.  The system contains a water-based, non-toxic spray which may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime.  Each SmartDNA product is designed to be unique to each store, warehouse or sting operation, allowing the police and prosecutors to link criminals to the crimes.  Assets acquired from RedWeb Technologies including Sentry 500 Intruder Spray Systems and Advanced Molecular Taggant Technology and our SmartDNA product line are now included in the DNANet family of products.

digitalDNA.  digitalDNA is a new security solution that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new customer interface. digitalDNA begins with a DNA-secured form of the QR (“quick read”) code or other two dimensional code. A unique serial code is created for each article, and represented in an easy-to-read QR style barcode. The product uses forensic authentication of a botanical DNA marker, sequence-encrypted within a secure QR code, and physically included within the ink used to digitally print the code.  Should there ever be a question about the validity of a digitalDNA code; a laboratory-based analysis can be conducted to determine authenticity.

The unique digitalDNA codes can be used to mark, identify and track virtually any item.  Each item’s unique digitalDNA code is recorded, at its point of origin, on a secure, cloud-based server, affording easy validation/inquiry/input using an iPhone or mobile computer.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts.  Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered, service hasn’t been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, service has been performed, or no refund will be required.  At December 31, 2013 and September 30, 2013, the Company recorded deferred revenue of $324,988 and $148,503, respectively.

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

Revenue for a government contract award, which supports our development efforts on specific projects, is recognized as milestones under the contract are achieved as per the contract.  The Company recognized revenue of approximately $25,000 from this contract during the three months ended December 31, 2013.

Allowance for Uncollectible Receivables

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At December 31, 2013 and September 30, 2013 the Company had an allowance for doubtful accounts of $52,415 and $62,415, respectively.  The Company writes off receivables that are deemed uncollectible. During the three months ended December 31, 2013, the Company wrote-off $25,000 of accounts receivable that was previously reserved.

Equity Based Compensation

The Company follows Accounting Standards Codification subtopic 718, Compensation (“ASC 718”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

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

Comparison of Results of Operations for the Three Months Ended December 31, 2013 and 2012

Revenues

For the three months ended December 31, 2013 and 2012, we generated $597,354 and $317,670, respectively, in revenues from operations.  The increase in revenues of $279,684 or 88% was primarily from an increase in sales to suppliers of the United States Defense Logistics Agency (“DLA”) and to the textile industry.  During the three months ended December 31, 2013 the Company renewed three contracts and initiated four new contracts with DLA suppliers, compared to three contracts executed during the three months ended December 31, 2013.

 Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2013 increased by $1,324,411 or 53% from $2,521,167 for the three months ended December 31, 2012 to $3,845,578 for the three months ended December 31, 2013. The increase is primarily attributable to higher salary expense due to an increase in headcount from 29 as of December 31, 2012 to 49 as of December 31, 2013.  The increase in the number of employees compared to the same period in the prior year was due to an increase for production, sales, information technology and finance, to meet the anticipated future demand for sales. In addition, the increase in salary expense is also attributable to the options granted during December 2013 to employees, which vested immediately for a total expense of approximately $211,000. The increase is also due to shares of Common Stock issued to a consultant for settlement of their fees during the three months ended December 31, 2013 for $337,500.

Research and Development

Research and development expenses increased to $459,304 for the three months ended December 31, 2013 from $147,666 for the three months ended December 31, 2012.  The increase of $311,638 or 211% is attributable to the increased laboratory space with our new corporate headquarters as well as an increase in research and development to support the expansion of the Company’s business and markets.  In particular, we have multiple workstreams in progress toward a launch of new products for field detection and reading of optical marks which use the SigNature DNA ingredient.

Depreciation and Amortization

In the three months ended December 31, 2013, depreciation and amortization increased by $84,220 from $20,995 for the three months ended December 31, 2012 to $105,215 for the three months ended December 31, 2013.  The increase is attributable to depreciation and amortization expense for the leasehold improvements and lab equipment purchased during the year ended September 30, 2013 related to the relocation of our corporate offices. The increase also relates to amortization for the intellectual property purchased from RedWeb Technologies during May 2013.

Total Operating Expenses

Total operating expenses increased to $4,410,097 for the three months ended December 31, 2013 from $2,689,828 for the three months ended December 31, 2012, or an increase of $1,720,269 or 64% primarily attributable to an increase in payroll expense and in R&D expenditures, as described above.

Other Income (Expense)

Other income of $155,417 for the three months ended December 31, 2013 represents a refund received for research and development credits.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the three months ended December 31, 2013 and 2012 was $2,634,758 and 6,332,599, respectively.  These losses relate to warrants containing certain reset provisions which required us classify them as liabilities and mark the warrants to market and record the change in fair value each reporting period as a non cash adjustment to our current period operations.

Net Loss

Net loss for the three months ended December 31, 2013 decreased to $6,291,650 from a net loss of $8,704,757 for the three months ended December 31, 2012 primarily attributable to factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2013, we had working capital of $3,540,145. For the three months ended December 31, 2013, we generated a net cash flow deficit from operating activities of $2,066,448 consisting primarily of our loss of $6,291,650, net with non-cash adjustments of $105,215 in depreciation and amortization charges, $765,546 for equity based compensation, $2,634,758 change in fair value of warrant liability, $337,500 in common stock issued for consulting services and $15,000 of bad debt expense. Additionally, we had a net increase in operating assets of $44,030 and a net increase in operating liabilities of $411,213. Cash used in investing activities was $94,510 for the purchase of property plant and equipment. There were no financing activities during the three months ended December 31, 2013.

Management believes that the Company’s positive cash balance and working capital as of December 31, 2013 along with its current customer base, projected cash flow and the minimum projected revenues for this remaining fiscal year will allow the Company to have sufficient capital resources to meet projected cash flow requirements for the next twelve months from the filing date of this report. However, if the Company does not meet its minimum revenue projections for this remaining fiscal year, the Company will be required to seek additional capital.  The Company is currently in discussions with investment bankers regarding possible financing.  However, the Company has no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to it, if at all, in the future. If the Company is unable to obtain additional capital this could restrict its ability to grow. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to the Company, or experience unexpected cash requirements that would force the Company to seek alternative financing.

We expect capital expenditures to be less than $1,500,000 in fiscal 2014. Our primary investments will be in laboratory equipment to support prototyping, manufacturing, our authentication services and outside services for our detector and reader development.

Substantially all of the real property used in our business is leased under operating lease agreements.

Subsequent Events

None.

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We do not believe we are exposed to material direct risks associated with changes in interest rates other that with our cash and cash equivalents.  At December 31, 2013 we had $4,199,343 in cash and cash equivalents, the interest income from which is affected by  changes in interest rates.  Not all of our cash and cash equivalents are held in interest bearing accounts.  Interest income for the three months ended December 31, 2013 was $434.

Equity Risk

We are exposed to market risk with respect to the valuation of our warrant liability with a fair value of $2,823,165 at December 31, 2013.  The fair value calculation, as discussed in footnote D of the accompanying condensed consolidated financial statements, is exposed to market volatilities, changes in the price of our Common Stock and interest rates.  Our loss on the change in fair value of the warrant liability for the three months ended December 31, 2013 was $2,634,758.

Foreign Exchange Risk

The majority of our revenues and expenses are transacted in U.S. dollars. As a portion of our sales activities is outside of the United States, we have foreign exchange exposure to non-U.S dollar revenues.  However, we do not believe that foreign currency fluctuations materially affect our results of operations but may in the future if we expand our international sales. For the three months ended December 31, 2013 our foreign currency transaction gain/loss was deminimis.

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. - Legal Proceedings.

 “Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on December 20, 2013, includes a discussion of our legal proceedings. During the three months ended December 31, 2013, there have been no material changes from the legal proceedings discussed in our Form 10-K. See Note G to our Notes to Condensed Consolidated Financial Statements.

Item 1A . – Risk Factors.

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks and uncertainties described in the first two paragraphs under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”  of this report and our other filings with the SEC. The risks and uncertainties described in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

During the three months ended December 31, 2013, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013. Please refer to the Company’s Annual Report on Form 10-K (filed with the SEC on December 20, 2013) for the year ended September 30, 2013 for a list of our risk factors.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

On December 20, 2013, we entered into a Settlement Agreement whereby we issued an aggregate of 2,500,000 shares of Common Stock to Edward Straw, Bo-Tel, Inc. and Essential Strategic Partners Group, Inc. in connection with the termination of consulting services.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS***	XBRL Instance Document

101 SCH***	XBRL Taxonomy Extension Schema Document

101 CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB***	XBRL Extension Label Linkbase Document

101 PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

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

Signatures

In accordance with the requirements of the Securities Exchange Act, of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: February 10, 2014	/s/ JAMES A. HAYWARD, PH. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

/s/ KAROL KAIN GRAY
Karol Kain Gray
Chief Financial Officer (Duly authorized officer and principal financial officer)

