Form 10-K/A
period 2013-09-30
APPLIED DNA SCIENCES INC
filed 2014-05-01
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Explanatory Note

 Applied DNA Sciences, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2013, previously filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2013 (the “Original 10-K”). The Company has determined that as a result of the Company’s transition from a “smaller reporting company” to an “accelerated filer” at the end of fiscal 2013, the Company was required to include in the Original 10-K the auditor attestation report on internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Auditor Attestation Report”). This Amendment includes, among other changes and additions to the Original 10-K described below, the Auditor Attestation Report and revisions to Management’s Report on Internal Control over Financial Reporting.

The Company was a smaller reporting company for fiscal year 2013 subject to scaled disclosure requirements afforded to smaller reporting companies. When a company is required to exit smaller reporting company status, as the Company did at the end of fiscal 2013, it may continue to provide scaled disclosure as a smaller reporting company through the filing of the annual report on Form 10-K for that year, but, as an accelerated filer, it is required to include an Auditor Attestation Report. At the time the Company filed the Original 10-K in December 2013, it believed that the contents of the Original 10-K were governed by the disclosure requirements applicable to a smaller reporting company and omitted the Auditor Attestation Report required for an accelerated filer.

In addition to the above, this Amendment includes the following changes and additions to the Original 10-K:

•	Item 1 “Business- Target Markets” has been updated to clarify and enhance the narrative section based on SEC comments the Company received on February 20, 2014 and March 12, 2014. Certain other conforming changes have been made.
•	We have included new risk factors relating to possible claims for damages in connection with certain sales of shares of our stock in the open market and the material weakness in internal control over financial reporting identified in Management's Report on Internal Control over Financial Reporting.
•	Our independent registered public accounting firm has revised their audit report on our consolidated financial statements and added a paragraph regarding their separate audit report on internal control over financial reporting.
•	We have updated our Notes to our consolidated financial statement on Note M – Subsequent Events.
•	New certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

Except as described above, no other amendments have been made to the Original Filing. This Amendment does not modify or update the disclosures or financial information contained in the Original Filing in any way other than as required to reflect the revisions discussed above.

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

Target Potential High-Volume Markets

We will continue to focus our efforts on target vertical markets that are characterized by a high level of vulnerability to counterfeiting, product diversion, piracy, fraud, identity theft, and unauthorized intrusion into physical locations and databases.  Today our current target markets include microcircuits and other electronics, cash-in-transit and , textile and apparel authentication and our future target markets include homeland security, law enforcement, identification cards and secure documents, pharmaceuticals, consumer products, fine wine and art and collectibles.  If and when we have significantly penetrated these markets, we intend to expand into additional related high volume markets.

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

Target Markets

We have begun offering our products and services in Europe, the United States and Asia.  At the present time, the Company is focusing its efforts on microcircuits and other electronics, cash-in-transit, and textile and apparel businesses. In the future, the Company plans to expand its focus to include homeland security, law enforcement, identification cards and other secure documents, pharmaceuticals, consumer products, fine wine and arts and collectibles .

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

In a January 2013 report on a four-year study conducted between 2005 and 2008, the U.S. Department of Commerce revealed that 39% of 387 companies encountered counterfeit electronic components, microcircuits, or circuit boards. Some industry statistics even suggest that counterfeit parts account for 10% of all electronic equipment sold. In fact, counterfeiters are becoming far more adept at passing off bogus parts by leveraging the same sophisticated technologies that chip manufacturers use to produce authentic ones. Included in the counterfeiter’s toolkit are ovens to bake recoated parts that use material made from the shavings of the counterfeit parts. In addition, laser equipment re-marks parts to appear as if they are coming from a specific manufacturer—and with a later date code. (http://www.embeddedintel.com/special_features.php?article=1496)

The Defense Logistics Agency (“DLA”), a component of the U.S. Department of Defense, requires that defense contractors provide items that have been marked with botanically-generated DNA produced by us or our authorized licensees. DNA marking is required on items falling within Federal Supply Class (FSC) 5962, Electronic Microcircuits, which have been determined to be at high risk for counterfeiting. A clause at Defense Logistics Acquisition Directive (DLAD) 52.211-9074, Deoxyribonucleic Acid (DNA) Marking on High Risk Items, is included in new solicitations and contracts for FSC 5962 items when the item description states that the item requires DNA marking. As of December 12, 2013, we are providing unique DNA marks to 27 companies that sell microcircuits and other electronics to the military and other markets.

Our SigNature DNA solution provides secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to the military organizations and other companies supplying microelectronics and similar products globally in need of securing their supply chains.

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

We incorporate our SigNature DNA Markers in cash degradation inks that are used in the cash-in-transit industry.  This solvent-based ink marks bank notes if the cash box is compromised and has the ability to penetrate the bank notes rapidly and permanently.  We believe our SigNature DNA Markers are more resilient and detectable than other competing technologies.

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

Our SigNature T DNA anti-counter feiting system for DNA marking and authentication of wool and cotton fibers is currently in use by our customers. We are now marking product in the United States and abroad to assure integrity of the textile supply chain.

Future Markets:

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

DNA-marking using our SigNature DNA marks, protects the consumer, the government and our service men and women.  The manufacturers can ensure that only properly screened, original product goes to users.  The same DNA marking can then protect the manufacturers themselves in the form of returned product which they must replace or repair.  Broadly applicable, DNA marking could be disseminated as industry best practices and military standards.

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

Forensic marking uses technology to code valuables at risk of theft to mark burglars, linking them directly with a crime scene. Over the years, authorities have found it difficult to obtain convictions of thieves in possession of suspected stolen property unless the true owner can be identified. We believe that DNANet enhances law enforcement effectiveness by providing forensic quality evidence.  We are working with the UK Metropolitan Police Service (MPS) by providing its proprietary DNANet property marking kits as part of a major initiative to reduce crime in targeted London neighborhoods.

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

ePedigree and serialization requirements will be affecting all aspects of the pharmaceutical supply chain, starting with the manufacturer down through the packager, wholesaler, distributor and final dispensing entity. The ePedigree provides an ‘audit trail’ (or documented evidence) to help to identify and catch counterfeiting and diversion.  Serialization requires manufacturers, or in some virtual supply chains third-party packagers, to establish and apply to the smallest saleable unit package or immediate container a “unique identification number.” In some cases, drug makers are spending as much as 8 to 10 per cent of a medicine pack’s total production cost only on solutions to protect it from duplication and counterfeiting, according to company executives. Our unique DNA identifier mark-embedded in the ink of a unique serialized bar code can provide a layered security foundation for a customer solution in this market.

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

We have identified a material weakness in our internal control over financial reporting that could adversely affect our stock price and ability to prepare complete and accurate financial statements in a timely manner.

We concluded that our disclosure controls and procedures were not effective as of September 30, 2013 and this deficiency constituted a material weakness in our internal control over financial reporting as of September 30, 2013. The material weakness, which arose primarily due to the need for more enhanced and formalized documentation and procedures regarding the financial statement closing and review process, is further described in Item 9A of this Annual Report on Form 10-K. We are taking steps to remediate this material weakness and to improve our disclosure controls and procedures. We may, however, identify additional or future material weaknesses or deficiencies. If we fail to remediate the identified or any future material weakness or deficiency, or to maintain our disclosure controls and procedures at the reasonable assurance level, our financial statements and related disclosure could contain material misstatements, the preparation and filing of our financial statements and related filings could be delayed, and substantial costs and resources may be required to remediate any weaknesses or deficiencies or to improve our disclosure controls and procedures. If we cannot produce reliable and timely financial statements, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing on acceptable terms, and our business and financial condition could be harmed.

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

We may be subject to claims for damages in connection with certain sales of shares of our common stock in the open market.

There may have been inadvertent violations of federal and state securities laws in connection with certain sales of shares of our common stock in the open market pursuant to a registration statement on Form S-3 that we had filed to cover the resale of shares issued or to be issued that was declared effective by the Securities and Exchange Commission on July 31, 2013.  On December 20, 2013, we filed our annual report on Form 10-K for the fiscal year ended September 30, 2013 (the "Original 2013 Form 10-K") which did not include the auditor attestation report on internal control over financial reporting required by Section 404(b) of Sarbanes-Oxley (the "Auditor Attestation Report").  We have filed this amendment to the Original 2013 Form 10-K in order to include the Auditor Attestation Report.  There were approximately three months when sales of shares may have occurred in open market transactions pursuant to our registration statement when the use thereof should have been suspended.   Any such sales may have violated Section 5 or Section 12(a)(1) of the Securities Act of 1933, as amended, and, as a result, the Company may be liable for claims for damages. In addition, the Securities and Exchange Commission and relevant state regulators could impose monetary fines or other sanctions on us as provided under relevant federal and state securities laws.  The amount of such damages and penalties, if any, cannot be determined at this time. If the payment of damages or fines is significant, it could have a material, adverse effect on our cash flow, financial condition or prospects.

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

Remediation of Weakness in Internal Controls

We concluded that our disclosure controls and procedures were not effective as of September 30, 2013 and this deficiency constituted a material weakness in our internal control over financial reporting as of September 30, 2013. The material weakness, which arose primarily due to the need for more enhanced and formalized documentation and procedures regarding the financial statement closing and review process, is further described in Item 9A of this Annual Report on Form 10-K. We are taking the following steps to remediate this material weakness and to improve our disclosure controls and procedures:

•	Our CEO has appointed a Sarbanes-Oxley project leadership team, consisting of our CFO and our Controller, that will oversee the project;
•	Together with a consultant that we have engaged, we have enhanced our review procedures and the documentation thereof; and
•	We are prepared to implement these enhanced procedures as we are preparing our Form 10-Q for the period ended March 31, 2014.

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

On February 11, 2014, 746,835 shares of the Company’s common stock were issued in connection with the cashless exercise of 1,000,000 warrants to acquire the Company’s common stock.

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

On February 6, 2014, the Company granted 2,500,000 options to purchase the Company’s common stock at an exercise price of $0.16 per share for five years to a consultant, with immediate vesting. This resulted in an expense of $271,417 for the three month period ended March 31, 2014

Product Research and Development

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

ITEM 9A. CONTROLS AND PROCEDURES.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2013. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2013 due to a deficiency in our disclosure controls that was determined to be a material weakness, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The specific material weakness identified by the Company’s management as of September 30, 2013 is described as follows:

Our management determined that, as of September 30, 2013, the Company’s disclosure controls and internal control over financial reporting were not effective, due to the need for more enhanced and formalized documentation and procedures regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the Company’s financial statements is adequate. Further, in the filing of our original Form 10-K for the year ended September 30, 2013, we did not effectively evaluate the impact of our unaffiliated aggregate market value being in excess of $75 million (reported level of $113 million) at March 31, 2013. Subsequent to the filing of our Form 10-K, our management determined that we should have included a 404(b) attestation report from our auditors in our Form 10-K.

Despite the material weakness reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented.

Remediation of Material Weakness

Our management has developed a remediation action plan and we are actively engaged in the implementation of the plan to fully remediate our material weakness. The principal elements of our remediation plan include the following:

a.	Our CEO has appointed a Sarbanes-Oxley project leadership team, consisting of our CFO and our Controller, that will oversee the project,
b.	Together with a consultant that we have engaged, we have enhanced our review procedures and the documentation thereof, and,
c.	We are prepared to implement these enhanced procedures as we are preparing our Form 10-Q for the period ended March 31, 2014.

Further, we have amended our Form 10-K for the year ended September 30, 2013 to include a 404(b) attestation opinion from our auditors.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by RBSM LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K/A, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Control over Financial Reporting

There were no additional changes, other than those detailed above under Remediation of Material Weakness in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Applied DNA Sciences, Inc.:

We have audited Applied DNA Sciences, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The material weakness, which arose primarily due to the need for more enhanced and formalized documentation and procedures regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the Company’s financial statements is adequate. Further, in the filing of the Company’s original Form 10-K for the year ended September 30, 2013, the Company’s management did not effectively evaluate the impact of the Company’s unaffiliated aggregate market value being in excess of $75 million (reported level of $113 million) at March 31, 2013, its most recent second quarter end. Subsequent to the filing of its Form 10-K, the Company’s management determined that the Company should have included a 404(b) attestation report from us in its Form 10-K. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2013’s consolidated financial statements, and this report does not affect our report dated May 1, 2014 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Applied DNA Sciences, Inc. has not maintained effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied DNA Sciences, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2013 of Applied DNA Sciences, Inc., and our report dated May 1, 2014 expressed an unqualified opinion.

/s/ RBSM LLP

New York, New York

May 1, 2014

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

42

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

APPLIED DNA SCIENCES, INC.

Date: May 1, 2014	/s/ James A. Hayward
James A. Hayward
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors and Director	May 1, 2014
James A. Hayward
/s/ KAROL GRAY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )	May 1, 2014
Karol Gray

/s/ JOHN BITZER, III	Director	May 1, 2014
John Bitzer, III

/s/ CHARLES RYAN	Director	May 1, 2014
Charles Ryan

/s/ YACOV SHAMASH	Director	May 1, 2014
Yacov Shamash

/s/ SANFORD R. SIMON	Director	May 1, 2014
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

49

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

10.17

Employment Offer Letter dated August 6, 2013, between Applied DNA Sciences, Inc. and Karol Gray filed as an exhibit to the annual report on Form 10-K filed with the Commission on December 20, 2013 and incorporated herein by reference .*†

10.18

Asset Purchase Agreement dated May 10, 2013, between Applied DNA Sciences, Inc. and RedWeb Technologies Limited filed as an exhibit to the quarterly report on Form 10-Q filed with the Commission on August 13, 2013 and incorporated herein by reference.

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

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Applied DNA Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied DNA Sciences, Inc. as of September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) , and our report dated May 1, 2014 expressed an adverse opinion on the Company’s internal control over financial reporting.

 /s/ RBSM LLP

New York, New York

May 1, 2014

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

On December 20, 2013, 2,500,000 shares of the Company’s Common Stock was issued in connection with a settlement resulting from the termination of a consulting agreement. The fair value of the Common Stock was determined using the Company’s stock price on December 20, 2013. The total fair value of $337,500 was changes to operations.

On February 11, 2014, 746,835 shares of the Company’s Common Stock were issued in connection with the cashless exercise of 1,000,000 warrants to acquire the Company’s Common Stock.

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

On February 6, 2014, the Company granted 2,500,000 options to purchase the Company’s common stock at an exercise price of $0.16 per share for five years to a consultant, with immediate vesting. This resulted in an expense of $271,417 for the three month period ended March 31, 2014.

