Form 10-Q/A
period 2013-12-31
APPLIED DNA SCIENCES INC
filed 2014-05-02
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No.1)

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

  Explanatory Note

 Applied DNA Sciences (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report Form 10-Q for the quarterly period ended December 31, 2013, previously filed with the Securities and Exchange Commission (the “SEC”), on February 10, 2014 (the “Original Filing”). The Registrant is filing this Amendment to amend our disclosure in Part I, Item 4 “Controls and Procedures” to clarify and amend the conclusion of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures for the quarterly period ended December 31, 2013. This Amendment is being filed in response to the Company determining that as a result of the Company’s transition from a “smaller reporting company” to an “accelerated filer” at the end of fiscal 2013, the Company was required to include in the Original 10-K the auditor attestation report on internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Auditor Attestation Report”). As a result, the Company amended its 10-K, originally filed on December 20, 2013 to include the auditor attestation report on internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002 and a Management’s Report on Internal Control over Financial Reporting. The 10K/A was filed on May 1, 2014.

In addition to the above, the Amendment includes the following changes and additions to the Original 10-Q:

•	We have updated our Notes to our condensed consolidated financial statements on Note I – Subsequent Events.
•	New certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated  financial statements as of and for the year ended September 30, 2013 and footnotes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A filed with the SEC.

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

NOTE I - SUBSEQUENT EVENTS

On February 11, 2014, 746,835 shares of the Company’s common stock were issued in connection with the cashless exercise of 1,000,000 warrants to acquire the Company’s common stock.

On February 6, 2014, the Company granted 2,500,000 options to purchase the Company’s common stock at an exercise price of $0.16 per share for five years to a consultant, with immediate vesting. This resulted in an expense of $271,417 for the three months ended march 31, 2014.

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

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2013.  All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

Remediation of Weakness in Internal Controls

We concluded that our disclosure controls and procedures were not effective as of December 31, 2013 as the result of a material weakness in our internal control over financial reporting as of September 30, 2013, that was not yet remediated as of December 31, 2013. The material weakness, which arose primarily due to the need for more enhanced and formalized documentation and procedures regarding the financial statement closing and review process, is further described in Item 4 of this Quarterly Report on Form 10-Q/A. We are taking the following steps to remediate this material weakness and to improve our disclosure controls and procedures:

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

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not  effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to a deficiency in our disclosure controls that was determined to be a material weakness as described below .

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The specific material weakness identified by the Company’s management as of September 30, 2013, which was not yet remediated as of December 31, 2013 is described as follows:

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

Despite the material weakness reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented

Remediation of Material Weakness

Our management has developed a remediation action plan and we are actively engaged in the implementation of the plan to fully remediate our material weakness. The principal elements of our remediation plan include the following:

a.	Our CEO has appointed a Sarbanes-Oxley project leadership team consisting of our CFO and our Controller, that will oversee the project,
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

Changes in Internal Control over Financial Reporting

There were no additional changes, other than those detailed above under Remediation of Material Weakness in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. - Legal Proceedings.

 “Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K filed on December 20, 2013 and on Form 10-K/A filed on May 1, 2014, includes a discussion of our legal proceedings. During the three months ended December 31, 2013, there have been no material changes from the legal proceedings discussed in our Form 10-K. See Note G to our Notes to Condensed Consolidated Financial Statements.

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

During the three months ended December 31, 2013, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013. Please refer to the Company’s Annual Report on Form 10-K/A, Amendment No 1 (filed with the SEC on May 1, 2014 ) for the year ended September 30, 2013 for a list of our as amended risk factors.

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

Applied DNA Sciences, Inc.

Dated: May 2 , 2014	/s/ JAMES A. HAYWARD, PH. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

/s/ KAROL KAIN GRAY
Karol Kain Gray
Chief Financial Officer (principal financial officer and principal accounting officer)

