Form 10-Q
period 2014-03-31
APPLIED DNA SCIENCES INC
filed 2014-05-12
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
☐   Yes     ☒   No

As of May 5, 2014, the registrant had 808,596,863 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2014

 Part I

Item 1 - Financial Statements.

 APPLIED DNA SCIENCES, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,988,184	$6,360,301
Accounts receivable, net of allowance of $36,757 and $62,415 at March 31, 2014 and September 30, 2013, respectively	605,995	672,638
Prepaid expenses	108,234	174,096
Total current assets	2,702,413	7,207,035

Property, plant and equipment, net of accumulated depreciation of $575,507 and $409,629 at March 31, 2014 and September 30, 2013, respectively	647,492	695,995

Other assets:
Deposits	57,988	51,260

Intangible assets:
Intellectual property, net of accumulated amortization and impairment of $209,550 and $163,403 at March 31, 2014 and September 30, 2013, respectively	374,529	420,676

Total Assets	$3,782,422	$8,374,966

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,319,343	$966,977
Deferred revenue	415,989	148,503
Total current liabilities	1,735,332	1,115,480

Warrant liability	2,367,266	2,643,449

Total liabilities	4,102,598	3,758,929

Commitments and contingencies

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2014 and September 30, 2013	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2014 and September 30, 2013	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2014 and September 30, 2013	—	—
Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 808,596,863 and 786,526,955 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	808,597	786,527
Additional paid in capital	194,606,924	190,523,121
Accumulated deficit	(195,735,697)	(186,693,611)
Total stockholders’ (deficit) equity	(320,176)	4,616,037

Total Liabilities and Stockholders’ (Deficit) Equity	$3,782,422	$8,374,966

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Revenues	$637,146	$344,605	$1,234,500	$662,275

Operating expenses:
Selling, general and administrative	3,297,739	2,754,407	7,143,317	5,275,574
Research and development	359,782	176,485	819,086	324,151
Depreciation and amortization	106,810	21,830	212,025	42,825

Total operating expenses	3,764,331	2,952,722	8,174,428	5,642,550

LOSS FROM OPERATIONS	(3,127,185)	(2,608,117)	(6,939,928)	(4,980,275)

Other income (expense):
Interest income (expense), net	239	405	673	405
Other income (expense), net	(79,389)	—	76,028	—
Gain (loss) on change in fair value of warrant liability	455,899	(519,919)	(2,178,859)	(6,852,518)

Net loss before provision for income taxes	(2,750,436)	(3,127,631)	(9,042,086)	(11,832,388)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(2,750,436)	$(3,127,631)	$(9,042,086)	$(11,832,388)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding-
Basic and diluted	808,248,340	680,399,988	798,970,750	664,993,844

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(9,042,086)	$(11,832,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,025	42,825
Fair value of vested options issued to officers, directors and employees	1,313,331	873,023
Change in fair value of warrant liability	2,178,859	6,852,518
Equity based compensation	—	13,238
Common stock issued for consulting services	337,500	—
Bad debt expense	16,144	—
Change in operating assets and liabilities:
Accounts receivable	50,499	(110,803)
Prepaid expenses and deposits	59,134	54,762
Accounts payable and accrued liabilities	344,572	217,714
Deferred revenue	267,486	—
Net cash used in operating activities	(4,262,536)	(3,889,111)

Cash flows from investing activities:
Purchase of property and equipment	(109,581)	(30,061)
Net cash used in investing activities	(109,581)	(30,061)

Cash flows from financing activities:

Net proceeds from sale of common stock	—	2,000,000
Proceeds from sale of Series A preferred stock	—	5,500,000
Proceeds from exercise of warrants	—	150,000
Purchase and cancelation of previously issued warrants	—	(50,000)

Net cash provided by financing activities	—	7,600,000

Net (decrease)increase in cash and cash equivalents	(4,372,117)	3,680,828
Cash and cash equivalents at beginning of period	6,360,301	724,782
Cash and cash equivalents at end of period	$1,988,184	$4,405,610

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued in exchange for previously incurred debt	$—	$—
Common stock issued for cashless exercise of options and warrants	$19,570	$—
Property, plant and equipment acquired, and included in accounts payable	$7,794	$—

See the accompanying notes to the unaudited condensed consolidated financial statements
3

 APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of March 31, 2014 and for the three and six months ended March 31, 2014 and 2013 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated  financial statements as of and for the year ended September 30, 2013 and footnotes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A filed with the SEC.

The condensed consolidated balance sheet as of September 30, 2013 contained herein has been derived from the audited consolidated financial statements as of September 30, 2013, but do not include all disclosures required by GAAP.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe.  To date, the Company has had a limited operating history, and as a result, its operations have produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a biotechnology company. For the period from inception through March 31, 2014, the Company has accumulated losses of $195,735,697.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts.  Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required.  At March 31, 2014 and September 30, 2013, the Company recorded deferred revenue of $415,989 and $148,503, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

Revenue for a government contract award, which supports our development efforts on specific projects, is recognized as milestones are achieved as per the contract.  The Company recognized revenue of approximately $25,000 and $50,000 from this contract award during the three and six month periods ended March 31, 2014, respectively.

Cash Equivalents

For the purpose of the accompanying unaudited condensed consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts.  The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  At March 31, 2014 and September 30, 2013, the Company has an allowance for doubtful accounts of $36,757 and $62,415, respectively.  The Company writes off receivables that are deemed uncollectible.  The Company wrote-off $16,801 and $41,801, respectively, of accounts receivable that was previously reserved for during the three and six month periods ended March 31, 2014.

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

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  During the year ended September 30, 2013 and the three and six months ended March 31, 2014, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for the remainder of fiscal year 2014, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods.  Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company condensed consolidated financial statements.

The Company’s evaluation was performed for tax years 2009 through 2012.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision.  The Company did not have any accrued interest or penalties as of March 31, 2014 and September 30, 2013.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Property Plant and Equipment

Property plant and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives.  The estimated useful lives for computer equipment, lab equipment and furniture is 3 to 5 years and leasehold improvements are amortized over the shorter of their useful life or the lease term. Property plant and equipment consist of:

	March 31, 2014 (unaudited)	September 30, 2013
Computer equipment	$69,182	$43,555
Lab equipment	739,889	657,735
Furniture	164,997	164,997
Leasehold improvements	248,931	239,337
Total	1,222,999	1,105,624
Accumulated depreciation	575,507	409,629
Property and equipment, net	$647,492	$695,995

Depreciation expense for the three and six month periods ended March 31, 2014 was $83,864 and $165,878, respectively.  Depreciation expense for the three and six month periods ended March 31, 2013 was $21,830 and $42,825, respectively.

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

For the three and six months ended March 31, 2014 and 2013, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Fully diluted shares outstanding were 951,183,299 and 939,779,709 for the three and six month periods ended March 31, 2014, respectively.

Fully diluted shares outstanding were 813,157,960 and 797,751,816 for the three and six month periods ended March 31, 2013, respectively.

 APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation (“ASC 718”).  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Under the provisions of ASC 718, stock-based compensation costs is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions:  expected volatility, dividend rate, risk free interest rate and the expected life.  The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.  Stock-based compensation expense recognized under ASC 718 for the three and six month periods ended March 31, 2014 were $547,784 and $1,313,331, respectively, and for the three and six month periods ended March 31, 2013 were $455,157 and $873,023, respectively.

As of March 31, 2014, 192,484,972 employee stock options were outstanding with options to purchase 131,107,972 shares vested and exercisable.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2014 included an aggregate of 16% from one customer of the Company’s total revenues. During the six month period ended March 31, 2014 no customers represented 10% or greater of the Company’s total revenues.

The Company’s revenues earned from the sale of products and services for the three and six month periods ended March 31, 2013 included an aggregate of 66% and 59% from one and four customers of the Company’s total revenues, respectively.

Three customers accounted for 61% and 43% of the Company’s total accounts receivable at March 31, 2014 and September 30, 2013, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”).  Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $359,782 and $176,485 for the three month periods ended March 31, 2014 and 2013, respectively, and $819,086 and $324,151 for the six month periods ended March 31, 2014 and 2013, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $22,477 and $99,352 as advertising costs for the three month periods ended March 31, 2014 and 2013, respectively, and $74,918 and $136,811 for the six month periods ended March 31, 2014 and 2013, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

As of March 31, 2014, there were no transfers in or out of Level 3 from other levels.

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

Subsequent Events

The Company has evaluated events that occurred subsequent to the balance sheet date and through the date the financial statements were available to be issued.  Management concluded that no subsequent events required disclosure in the condensed consolidated financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (unaudited)

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $195,735,697 as of March 31, 2014.  The Company incurred a net loss of $9,042,086 and generated negative operating cash flow of $4,262,536 for the six month period ended March 31, 2014.  However, the Company has attained positive working capital of $967,081 as of March 31, 2014.  At March 31, 2014, the Company had cash and cash equivalents of $1,988,184.  The Company’s current capital resources include cash and cash equivalents and other working capital resources, and cash generated through operations.  Historically, the Company has financed its operations principally from the sale of equity securities.

Continuation of the Company as a going concern is dependent upon future revenues, obtaining additional capital and ultimately, upon the Company attaining profitable operations.  The Company will require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company’s operating expenses.  If the Company is unsuccessful in obtaining the necessary additional financing, it will most likely be forced to reduce operations.

Management believes that it will be able to raise additional funds and the Company is currently in discussions with investment bankers and potential investors regarding possible financing.  However, the Company has no formal commitments for any future funding, and may not be able to obtain additional financing on terms acceptable to it, if at all, in the future.

The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plan described in the preceding paragraphs.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2014 and September 30, 2013 are as follows:

	March 31,
	2014 (unaudited)	September 30, 2013
Accounts payable	$986,281	$641,302
Accrued consulting fees	102,500	102,500
Accrued salaries payable	152,413	220,175
Other accrued expenses	78,149	3,000
Total	$1,319,343	$966,977

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

As of March 31, 2014 the fair value of the remaining 22,411,764 Series B Warrants was $2,367,266. The fair value was determined using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.13 per share; dividend yield 0%; expected terms 4.30 years; risk free interest rate: 1.32%; expected volatility of: 138.87%; and the expected price at which holders are likely to exercise their Warrants of $0.2431 per share.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (unaudited)

NOTE E - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock as the result of a vote of stockholders conducted on January 27, 2012 which effected an increase in the authorized shares of Common Stock from 800,000,000 shares to 1,350,000,000 shares.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of March 31, 2014 and September 30, 2013, there were 808,596,863 and 786,526,955 shares of Common Stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

Common Stock Transactions during the six month period ended March 31, 2014:

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

		Warrants
		Outstanding	Weighted		Exercisable
		Remaining	Average	Weighted	Weighted
Exercise	Number	Contractual	Exercise	Average	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$0.0400	2,000,000	1. 42	$0.0400	2,000,000	$0.0400
$0.0441	510,784	3.29	$0.0441	510,784	$0.0441
$0.0475	3,789,489	4.29	$0.0475	3,789,489	$0.0475
$0.0553	226,081	3.78	$0.0553	226,081	$0.0553
$0.0710	1,000,000	0.82	$0.0710	1,000,000	$0.0710
$0.0900	6,900,000	2.42	$0.0900	6,900,000	$0.0900
$0.1790	100,000	1.60	$0.1790	100,000	$0.1790
$0.2140	100,000	2.10	$0.2140	100,000	$0.2140
$0.2431	22,411,764	4.30	$0.2431	22,411,764	$0.2431
	37,038,118	3.67	$0.1748	37,038,118	$0.1748

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Balance at October 1, 2013	59,033,305	$0.0196
Granted	—	—
Exercised	(18,695,187)	(0.2320)
Cancelled or expired	(3,300,000)	(0.2330)
Balance, March 31, 2014	37,038,118	$0.1748

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
 (unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Warrants , continued

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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company’s success with an award of options to purchase shares of Common Stock.  As of March 31, 2014, a total of 12,675,000 shares have been issued and options to purchase 198,488,972 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0500	24,000,000	1.10	$0.0500	24,000,000	$0.0500
$0.0585	50,000,000	4.29	$0.0585	50,000,000	$0.0585
$0.0600	30,000,000	1.26	$0.0600	30,000,000	$0.0600
$0.0650	634,825	2.68	$0.0650	634,825	$0.0650
$0.0680	4,770,000	2.67	$0.0680	4,770,000	$0.0680
$0.0700	2,850,000	1.17	$0.0700	2,300,000	$0.0700
$0.0866	7,377,000	4.71	$0.0866	2,000,000	$0.0866
$0.0900	1,500,000	1.42	$0.0900	1,500,000	$0.0900
$0.0970	56,777,780	4.71	$0.0970	3,777,780	$0.0970
$0.1100	5,400,000	4.21	$0.1100	5,400,000	$0.1100
$0.1160	250,000	4.73	$0.1160	—	$—
$0.1170	2,000,000	4.73	$0.1170	—	$—
$0.1360	2,126,000	4.74	$0.1360	2,126,000	$0.1360
$0.1600	2,500,000	4.83	$0.1600	2,500,000	$0.1600
$0.1799	2,099,367	3.67	$0.1799	2,099,367	$0.1799
$0.1930	100,000	4.25	$0.1930	—	$—
$0.2000	100,000	4.13	$0.2000	—	$—
	192,484,972	3. 45	$0.0765	131,107,972	$0.0670

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options , continued

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2013	121,454,192	$0.0630
Granted	71,030,780	0.0999
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2014	192,484,972	$0.0765
Vested at March 31, 2014	131,107,972		$0.0670
Non-vested at March 31, 2014	61,377,000		$0.036

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

On October 17, 2013, the Company granted Dr. James A. Hayward, Chairman, CEO and President and Dr. Ming-Hwa Liang, Chief Technology Officer and Secretary of the Company options to purchase 50,000,000 and 3,000,000 shares of the Company’s Common Stock, respectively, at an exercise price of $0.0970 per share for five years with vesting at 25% each anniversary for the next four years.  Also on October 17, 2013, the Company granted an aggregate of 3,777,780 options to non-employee board of director members at an exercise price of $0.0970 per share for five years with immediate vesting.

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

On February 6, 2014, the Company granted 2,500,000 options to purchase the Company’s Common Stock at an exercise price of $0.1600 per share for five years to a consultant, with immediate vesting.

The fair value of options granted during the three months ended March 31, 2014 was determined using the Black Scholes Option Pricing Model with the following assumptions: stock price $0.1600, exercise price $0.1600, dividend yield $-0-, volatility of 124.88% and risk free rate of 0.51%.

The Company recorded $547,784 and $455,157 as stock compensation expense for the three month periods ended March 31, 2014  and 2013, respectively, and $1,313,331 and $873,023 for the six month periods ended March 31, 2014 and 2013, respectively, for the vesting portion of all employee options outstanding.   As of March 31, 2014, unrecorded compensation cost related to non-vested awards was $3,808,288, which is expected to be recognized through 2017.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters.  The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods. The base rent during the initial lease term is $449,142 per annum. The Company also has operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York. The Huddersfield lease is currently on month to month.  The Calverton lease is from February 1, 2014 through October 31, 2014, with the option to renew for additional one year periods.  The base rent during the initial lease term is $2,850 per year.  Total rent expense for the three and six month periods ended March 31, 2014 were $126,300 and $254,983, respectively.  Total rent expense for the three and six month periods ended March 31, 2013 were $72,963 and $144,548, respectively.

Employment Agreement

The Company has an employment agreement with the Chief Executive Officer as disclosed in the notes to consolidated financial statements included in its Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended September 30, 2013.

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

Demodulation, Inc. v. Applied DNA Sciences, Inc., et al. (Civil Action No. 2:11-00296-WJM-MF, District of New Jersey):

On May 18, 2011, the Company was served with a complaint in a lawsuit brought by Demodulation, Inc. against the Company, Corning Incorporated, Alfred University, and Alfred Technology Resources, Inc.  On July 8, 2011, the Company filed a motion to dismiss the complaint.  In response, on August 3, 2011, Demodulation filed an amended complaint.  Demodulation alleged that it was unable to bring its microwire technology to market due to the wrongful acts of defendants, who allegedly conspired to steal Demodulation’s trade secrets and other intellectual property and to interfere in its business opportunities.  Of the seventeen claims alleged in the amended complaint, five were asserted against the Company, including alleged misappropriation of trade secrets, antitrust violations, civil RICO, and patent infringement.  The Company believes these claims are without merit.

On January 27, 2012, the Company filed a motion to dismiss the amended complaint for failure to state a claim and on other grounds.  On December 12, 2012, the Court entered an order on the Company’s motion to dismiss.  The Court granted in part and denied in part the Company’s motion, dismissing four out of the five claims asserted against the Company, without prejudice, leaving only the patent infringement claim.  Subsequently, the parties stipulated to sever the patent infringement claim against the Company from the claims against the other defendants.  The Court entered an order severing the patent claim on February 20, 2013, and terminated the main lawsuit against the Company.  Demodulation may seek to re-file its patent claim as a separate action, but to date has not done so.  If Demodulation re-files its action, the Company intends to vigorously defend the action.  The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss if the outcome should be unfavorable, should Demodulation re-file its action, or whether it will re-file it.

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
MARCH 31, 2014
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

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note A. Certain assumptions used in the calculation of the warrant liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of March 31, 2014.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)	Six Months Ended March 31,
	2014	2013
Balance at October 1, 2012 and 2013	$2,643,449	$—
Issuance of Series A and B Warrants	—	1,181,324
Adjustment resulting from change in value recognized in earnings (a)	2,178,859	6,852,518
Reclassification to equity upon exercise	(2,455,042)	—
Balance at March 31,	$2,367,266	$8,033,842

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

SigNature ®  DNA .  SigNature DNA is our platform ingredient, at the core of all our security solutions. From application to application the vehicle which carries SigNature DNA is custom designed to suit the application.  Exhaustive development efforts have yielded a flexible and durable marker with all the accuracy provided by nature. SigNature DNA is based on full, double stranded plant DNA, and provides forensic power and protection for a wide array of applications.  Highly secure, robust, durable and, in our belief, cost-effective, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; mark, track and convict criminals; and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings.   These items can then be tested for the presence of SigNature DNA Markers through an instant field detection or a forensic level authentication.   Hundreds of millions of SigNature DNA marks now exist in the public domain on items ranging from consumer product packaging to microcircuits to guitars.  We believe that no marks have ever been copied.

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

SigNature T DNA and fiberTyping . There is one common thread that runs through the global textile industry: success breeds counterfeiting and diversion. SigNature T botanical DNA markers are used for brand protection efforts and raw material source compliance programs. In situations where natural fibers like cotton or wool are in play, we can isolate and type inherent DNA, making it possible to verify the presence of specified materials. This fiberTyping process provides DNA verification to help manufacturers, retailers and brand owners ensure quality, safety and compliance of their products.

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

Plan of Operations

General

To date, the substantial portion of our revenues has been generated from sales of Signature DNA and fiberTyping, our principal anti-counterfeiting and product authentication solutions.  We expect to continue to grow revenues from sales of our SigNature DNA platform ingredient, our fibertyping, DNANet, and digitalDNA offerings and the Counterfeit Prevention Authentication Program.   We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet current and anticipated future demand.  We have limited sources of liquidity.   We have developed or are currently attempting to develop business in the following target markets: microcircuits and other electronics, homeland security, cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, law enforcement, fine wine, art and collectibles, and digital and recording media.  Our developments in the semiconductor authentication, cash-in-transit and textile and apparel authentication have contributed to the increase in our revenues.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our condensed consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

●	Revenue recognition;
●	Allowance for doubtful accounts; and
●	Equity based compensation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts.  Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered, service hasn’t been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, service has been performed, or no refund will be required.  At March 31, 2014 and September 30, 2013, the Company recorded deferred revenue of $415,989 and $148,503, respectively.

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

Revenue for a government contract award, which supports our development efforts on specific projects, is recognized as milestones under the contract are achieved as per the contract.  The Company recognized revenue of approximately $25,000 and $50,000 from this contract during the three and six month periods ended March 31, 2014, respectively.

Allowance for Uncollectible Receivables

We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At March 31, 2014 and September 30, 2013 the Company had an allowance for doubtful accounts of $36,757 and $62,415, respectively.  The Company writes off receivables that are deemed uncollectible. During the three and six month periods ended March 31, 2014, the Company wrote-off $16,801 and $41,801, respectively, of accounts receivable that was previously reserved.

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

Remediation of Weakness in Internal Controls

We concluded that our disclosure controls and procedures were not effective as of March 31, 2014 as the result of a material weakness in our internal control over financial reporting as of September 30, 2014, that was not yet remediated as of March 31, 2014. The material weakness, which arose primarily due to the need for more enhanced and formalized documentation and procedures regarding the financial statement closing and review process, is further described in Item 4 of this Quarterly Report on Form 10-Q. We are taking the following steps to remediate this material weakness and to improve our disclosure controls and procedures:

•	Our CEO has appointed a Sarbanes-Oxley project leadership team, consisting of our CFO and our Controller, that will oversee the project;
•	Together with a consultant that we have engaged, we have enhanced our review procedures and the documentation thereof; and
•	We have implemented these enhanced procedures as we prepared our Form 10-Q for the period ended March 31, 2014.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

For the three months ended March 31, 2014 and 2013, we generated $637,146 and $344,605, respectively, in revenues from operations.  The increase in revenues of $292,541 or 85% was primarily from revenue related to a term sheet entered into with a provider of polyolefins where the Company has agreed to cooperate in the development and supply of markers and related additives for polyolefin products, as well as an increase in sales to suppliers of the United States Defense Logistics Agency (“DLA”) and to the textile industry.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2014 increased by $543,332 or 20% from $2,754,407 for the three months ended March 31, 2013 to $3,297,739 for the three months ended March 31, 2014. The increase is primarily attributable to higher salary expense of approximately $200,000 due to an increase in headcount from 38 as of March 31, 2013 to 52 as of March 31, 2014.  The increase in the number of employees compared to the same period in the prior year was due to an increase for production, sales, information technology and finance, to meet the anticipated future demand for sales. In addition, the increase in salary expense is also attributable to commissions for the three month period ended March 31, 2014 of approximately $30,000.  The increase is also due to an increase in stock based compensation of approximately $150,000.  Rent and related utilities expense increased by approximately $90,000 as a result of the larger office space and the Company now paying its utilities as compared to them being included as part of the rent during the three month period ended March 31, 2013.  Legal fees also increased by approximately $70,000.

Research and Development

Research and development expenses increased to $359,782 for the three months ended March 31, 2014 from $176,485 for the three months ended March 31, 2013.  The increase of $183,297 or 104% is attributable to the increased laboratory space with our new corporate headquarters as well as an increase in research and development to support the expansion of the Company’s business and markets.  In particular, we have multiple workstreams in progress toward a launch of new products for field detection and reading of optical marks which use the SigNature DNA ingredient.

Depreciation and Amortization

In the three months ended March 31, 2014, depreciation and amortization increased by $84,980 from $21,830 for the three months ended March 31, 2013 to $106,810 for the three months ended March 31, 2014.  The increase is attributable to depreciation and amortization expense for the leasehold improvements and lab equipment purchased during the second half of the fiscal year ended September 30, 2013 related to the relocation of our corporate offices. The increase also relates to amortization for the intellectual property purchased from RedWeb Technologies during May 2013.

Total Operating Expenses

Total operating expenses increased to $3,764,331 for the three months ended March 31, 2014 from $2,952,722 for the three months ended March 31, 2013, or an increase of $811,609 or 27% primarily attributable to an increase in payroll, stock based compensation expense and in R&D expenditures, as described above.

Gain (Loss) from Change in Fair Value of Warrant Liability

Gain (Loss) from change in fair value of warrant liability during the three months ended March 31, 2014 and 2013 was a gain of $455,899 and a loss of ($519,919), respectively.  These changes in fair value relate to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period as a non cash adjustment to our current period operations.

Net Loss

Net loss for the three months ended March 31, 2014 decreased to $2,750,436 from a net loss of $3,127,631 for the three months ended March 31, 2013 primarily attributable to factors described above.

Comparison of Results of Operations for the Six Months Ended March 31, 2014 and 2013

Revenues

For the six months ended March 31, 2014 and 2013, we generated $1,234,500 and $662,275, respectively, in revenues from operations.  The increase in revenues of $572,225 or 86% was primarily from an increase in sales to suppliers of the United States Defense Logistics Agency (“DLA”) of approximately $390,000 as well as revenues related to a term sheet entered into with a provider of polyolefins where the Company has agreed to cooperate in the development and supply of markers and related additives for polyolefin products. To a lesser extent, the increase relates to a higher level of sales in the textile industry.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended March 31, 2014 increased by $1,867,743 or 35% from $5,275,574 for the six months ended March 31, 2013 to $7,143,317 for the six months ended March 31, 2014. The increase is primarily attributable to an increase in payroll of approximately $515,000 due to an increase in headcount from 38 as of March 31, 2013 to 52 as of March 31, 2014.  The increase in the number of employees compared to the same period in the prior year was due to an increase for production, sales, information technology and finance, to meet the anticipated future demand for sales. In addition, the increase in salary expense is also attributable to the options granted during December 2013 and February 2014, which vested immediately for a total expense of approximately $480,000. The increase is also due to shares of Common Stock issued to a consultant for settlement of their fees during the three months ended December 31, 2013 for $337,500.  Rent and related utilities expense increased by approximately $170,000 as a result of the larger office space and the Company now paying its utilities as compared to them being included as part of the rent during the six month period ended March 31, 2013.  Legal fees also increased by approximately $130,000.

Research and Development

Research and development expenses increased to $819,086 for the six months ended March 31, 2014 from $324,151 for the six months ended March 31, 2013.  The increase of $494,935 or 153% is attributable to the increased laboratory space with our new corporate headquarters as well as an increase in research and development to support the expansion of the Company’s business and markets.  In particular, we have multiple workstreams in progress toward a launch of new products for field detection and reading of optical marks which use the SigNature DNA ingredient.

Depreciation and Amortization

In the six months ended March 31, 2014, depreciation and amortization increased by $169,200 from $42,825 for the six months ended March 31, 2013 to $212,025 for the six months ended March 31, 2014.  The increase is attributable to depreciation and amortization expense for the leasehold improvements and lab equipment purchased during the second half of the fiscal year ended September 30, 2013 related to the relocation of our corporate offices. The increase also relates to amortization for the intellectual property purchased from RedWeb Technologies during May 2013.

Total Operating Expenses

Total operating expenses increased to $8,174,428 for the six months ended March 31, 2014 from $5,642,550 for the six months ended March 31, 2013, or an increase of $2,531,878 or 45% primarily attributable to an increase in payroll expense and in R&D expenditures, as described above.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the six months ended March 31, 2014 and 2013 was $2,178,859 and $6,852,518, respectively.  These losses relate to warrants containing certain reset provisions which required us classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period as a non cash adjustment to our current period operations.

Net Loss

Net loss for the six months ended March 31, 2014 decreased to $9,042,086 from a net loss of $11,832,388 for the six months ended March 31, 2013 primarily attributable to factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2014, we had working capital of $967,081. For the six months ended March 31, 2014, we generated a net cash flow deficit from operating activities of $4,262,536 consisting primarily of our loss of $9,042,086, net with non-cash adjustments of $212,025 in depreciation and amortization charges, $1,313,331 for equity based compensation, $2,178,859 change in fair value of warrant liability, $337,500 in common stock issued for consulting services and $16,144 of bad debt expense. Additionally, we had a net decrease in operating assets of $109,633 and a net increase in operating liabilities of $612,058. Cash used in investing activities was $109,581 for the purchase of property, plant and equipment. There were no financing activities during the six months ended March 31, 2014.

The Company has recurring net losses, which have resulted in an accumulated deficit of $195,735,697 as of March 31, 2014.  The Company incurred a net loss of $9,042,086 and generated negative operating cash flow of $4,262,536 for the six month period ended March 31, 2014.  However, the Company has attained positive working capital of $967,081 as of March 31, 2014.  At March 31, 2014, the Company had cash and cash equivalents of $1,988,184.  The Company’s current capital resources include cash and cash equivalents and other working capital resources, and cash generated through operations.  Historically, the Company has financed its operations principally from the sale of equity securities.

Continuation of the Company as a going concern is dependent upon future revenues, obtaining additional capital and ultimately, upon the Company attaining profitable operations.  The Company will require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company’s operating expenses.  If the Company is unsuccessful in obtaining the necessary additional financing, it will most likely be forced to reduce operations.

Management believes that it will be able to raise additional funds and the Company is currently in discussions with investment bankers and potential investors regarding possible financing.  However, the Company has no formal commitments for any future funding, and may not be able to obtain additional financing on terms acceptable to it, if at all, in the future.

The ability of the Company to continue as a going concern is dependent on its ability to successfully accomplish the plan described in the preceding paragraphs.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We expect capital expenditures to be less than $750,000 in fiscal 2014. Our primary investments will be in laboratory equipment to support prototyping, manufacturing, our authentication services and outside services for our detector and reader development.

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

Number of Employees

We currently have forty-eight full-time employees and four part-time employees, including five in management, eight in research and development, four in forensics, six in quality assurance, five in finance and accounting, eight in operations, nine in sales and marketing, one in human resources, two administrative, two in information services and two in investor relations and communications. We expect to increase our staffing dedicated to sales, manufacturing and production, and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries and benefits to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel. In June 2012 we began working with Insperity Inc. to help us manage many of our back-end administrative human resources and payroll responsibilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk .

There have been no material changes in the Company’s market risk as previously disclosed under Part I, Item 3 in our Quarterly Report on Form 10-Q, as amended, for the quarterly period ended December 31, 2013. Please refer to the Company’s Quarterly Report on Form 10-Q/A (filed with the SEC on May 2, 2014) for the quarterly period ended December 31, 2013.

Item 4 . - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to a deficiency in our disclosure controls that was determined to be a material weakness, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The specific material weakness identified by the Company’s management as of September 30, 2013, which was not yet remediated as of March 31, 2014 is described as follows:

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

Remediation of Material Weakness

Our management has developed a remediation action plan and we are actively engaged in the implementation of the plan to fully remediate  our material weakness.  The principal elements of our remediation plan include the following:

a.	Our CEO has appointed a Sarbanes-Oxley project leadership team consisting of our CFO and our Controller, that will oversee the project,
b.	Together with a consultant that we have engaged, we have enhanced our review procedures and the documentation thereof, and,
c.	We have implemented these enhanced procedures as we prepared our Form 10-Q for the period ended March 31, 2014.

Further, we have amended our Form 10-K for the year ended September 30, 2013 to include a 404(b) attestation opinion from our auditors.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2014, the Company began to implement the remediation plan that is detailed above.  Other than the implementation of the remediation plan, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. - Legal Proceedings.

 “Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K and Form 10-K/A, includes a discussion of our legal proceedings. During the three months ended March 31, 2014 there have been no material changes from the legal proceedings discussed in our Form 10-K and 10-K/A. See Note G to our Notes to Condensed Consolidated Financial Statements.

Item 1A . – Risk Factors.

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks and uncertainties described in the first two paragraphs under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and our other filings with the SEC, including our Form 10-K/A, for the period ended September 30, 2013. The risks and uncertainties described in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

During the three months ended March 31, 2014, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K, as amended for the year ended September 30, 2013. Please refer to the Company’s Annual Report on Form 10-K/A (filed with the SEC on May 1, 2014) for the year ended September 30, 2013 for a list of our risk factors.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

10.1*
Term sheet for mutual development and cooperation dated March 31, 2014, filed as an exhibit to the current report on Form 8-K/A filed with the Commission on May 8, 2014 and incorporated herein by reference.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB	XBRL Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of Exhibit 10.1 have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
** Filed herewith.
*** Furnished herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act, of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: May 12, 2014	/s/ JAMES A. HAYWARD, PH. D.
James A. Hayward, Ph. D.
Chief Executive Officer (Duly authorized officer)

/s/ KAROL KAIN GRAY
Karol Kain Gray
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

