Form 10-Q
period 2014-06-30
APPLIED DNA SCIENCES INC
filed 2014-08-11
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
☐    Yes      ☒    No

As of August 1, 2014, the registrant had 827,422,292 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2014

Part I
Item 1 - Financial Statements.

 APPLIED DNA SCIENCES, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,025,716	$6,360,301
Accounts receivable, net of allowance of $36,757 and $62,415 at June 30, 2014 and September 30, 2013, respectively	518,274	672,638
Prepaid expenses	170,792	174,096
Total current assets	2,714,782	7,207,035

Property, plant and equipment, net	649,417	695,995

Other assets:
Deposits	55,488	51,260

Intangible assets:
Intellectual property, net of accumulated amortization and impairment of $232,751 and $163,403 at June 30, 2014 and September 30, 2013, respectively	351,328	420,676

Total Assets	$3,771,015	$8,374,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,259,439	$966,977
Deferred revenue	348,624	148,503
Total current liabilities	1,608,063	1,115,480

Warrant liability	1,851,723	2,643,449

Total liabilities	3,459,786	3,758,929

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2014 and September 30, 2013	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2014 and September 30, 2013	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2014 and September 30, 2013	—	—
Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 827,332,292 and 786,526,955 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	827,332	786,527
Additional paid in capital	197,138,651	190,523,121
Accumulated deficit	(197,654,754)	(186,693,611)
Total stockholders’ equity	311,229	4,616,037

Total Liabilities and Stockholders’ Equity	$3,771,015	$8,374,966

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Revenues	$841,197	$644,842	$2,075,698	$1,307,117

Operating expenses:
Selling, general and administrative	2,948,452	3,240,815	10,093,631	8,516,390
Research and development	266,331	184,981	1,085,416	509,132
Depreciation and amortization	113,424	62,280	325,448	105,105

Total operating expenses	3,328,207	3,488,076	11,504,495	9,130,627

LOSS FROM OPERATIONS	(2,487,010)	(2,843,234)	(9,428,797)	(7,823,510)

Other income (expense):
Interest income (expense), net	111	333	784	738
Other income (expense), net	52,299	—	130,186	—
Gain (loss) on change in fair value of warrant liability	515,543	707,289	(1,663,316)	(6,145,229)

Net loss before provision for income taxes	(1,919,057)	(2,135,612)	(10,961,143)	(13,968,001)

Provision for income taxes	—	—	—	—

NET LOSS	$(1,919,057)	$(2,135,612)	$(10,961,143)	$(13,968,001)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding-
Basic and diluted	814,155,727	721,142,161	804,032,409	683,709,950

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(10,961,143)	$(13,968,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325,448	105,105
Stock based compensation expense	1,674,436	1,334,993
Change in fair value of warrant liability	1,663,316	6,145,229
Fair value change from employee option modification	43,401	408,605
Fair value of vested warrants issued for services	—	28,256
Common stock issued for consulting services	337,500	—
Bad debt expense	16,878	70,000
Change in operating assets and liabilities:
Accounts receivable	137,486	(360,661)
Prepaid expenses and deposits	(924)	(76,510)
Accounts payable and accrued liabilities	292,462	616,067
Deferred revenue	200,121	—
Net cash used in operating activities	(6,271,019)	(5,696,917)

Cash flows from investing activities:
Purchase of assets under RedWeb asset purchase agreement	—	(584,080)
Purchase of property plant and equipment	(209,522)	(213,494)
Net cash used in investing activities	(209,522)	(797,574)

Cash flows from financing activities:

Net proceeds from sale of common stock	2,145,956	2,000,000
Proceeds from sale of Series A preferred stock	—	5,500,000
Proceeds from exercise of warrants	—	150,000
Proceeds from exercise of options	—	1,500
Purchase and cancelation of previously issued warrants	—	(50,000)

Net cash provided by financing activities	2,145,956	7,601,500

Net (decrease)increase in cash and cash equivalents	(4,334,585)	1,107,009
Cash and cash equivalents at beginning of period	6,360,301	724,782
Cash and cash equivalents at end of period	$2,025,716	$1,831,791

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for cashless exercise of options and warrants	$19,570	$—
Reclassification of warrants from liability to equity upon exercise	$2,455,042	$7,326,553
Property, plant and equipment acquired, and included in accounts payable	$—	$325,402

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of June 30, 2014 and for the three and nine month periods ended June 30, 2014 and 2013 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2013 and footnotes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A filed with the SEC.

The condensed consolidated balance sheet as of September 30, 2013 contained herein has been derived from the audited consolidated financial statements as of September 30, 2013, but do not include all disclosures required by GAAP.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware.  The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe.  To date, the Company has had a limited operating history, and as a result, its operations have produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a biotechnology company. For the period from inception through June 30, 2014, the Company has accumulated losses of $197,654,754.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Applied DNA Operations Management, Inc., APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations or activity.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  The most complex and subjective estimates include; recoverability of long-lived assets, including the value assigned to intangible assets and property and equipment, fair value calculations for warrants and stock based compensation, contingencies and allowance for doubtful accounts.  Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated interim financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts.  Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required.  At June 30, 2014 and September 30, 2013, the Company recorded deferred revenue of $348,624 and $148,503, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

Revenue for a government contract award, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per the contract.  The Company recognized revenue of approximately $0 and $50,000 from this contract award during the three and nine month periods ended June 30, 2014, respectively.

Income Taxes

In its interim financial statements the Company follows the guidance in ASC 270, “Interim Reporting” (“ASC 270”) and ASC 740, “Income Taxes (“ASC 740”) whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim period’s income or loss.  The rate differs from the U.S. statutory rate primarily as a result of certain net operating loss carryforwards and permanent differences between book and tax reporting.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  During the year ended September 30, 2013 and the three and nine month periods ended June 30, 2014, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for the remainder of fiscal year 2014, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods.  Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.  The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions.  Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company condensed consolidated financial statements.

The Company’s evaluation was performed for tax years 2010 through 2012.  The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision.  The Company did not have any accrued interest or penalties as of June 30, 2014 and September 30, 2013.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Property Plant and Equipment

Property plant and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives.  The estimated useful lives for computer equipment, lab equipment and furniture is 3 to 5 years and leasehold improvements are amortized over the shorter of their useful life or the lease term. Property plant and equipment consist of:

	June 30, 2014 (unaudited)	September 30, 2013
Computer equipment	$69,182	$43,555
Lab equipment	832,036	657,735
Furniture	164,997	164,997
Leasehold improvements	248,931	239,337
Total	1,315,146	1,105,624
Accumulated depreciation	665,729	409,629
Property plant and equipment, net	$649,417	$695,995

Depreciation expense for the three and nine month periods ended June 30, 2014 was $90,223 and $256,100, respectively.  Depreciation expense for the three and nine month periods ended June 30, 2013 was $42,810 and $85,636, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows.  Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  As of June 30, 2014, the Company concluded that its long-lived assets were not required to be tested for recoverability.

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

For the three and nine month periods ended June 30, 2014 and 2013, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

 APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
  (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

 Net Loss Per Share, continued

A summary of potential stock issuances under various options, and warrants that could have a dilutive effect on the shares outstanding for the three and nine months ended June 30, 2014 and 2013 are as follows:

	2014	2013
Warrants	14,426,354	17,526,354
Employee options	124,382,605	96,892,325
	138,808,959	114,418,679

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

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2014 included an aggregate of 10% from one customer of the Company’s total revenues. This customer accounted for approximately 10% of the Company’s total accounts receivable at June 30, 2014.  During the nine month period ended June 30, 2014 no customers represented 10% or greater of the Company’s total revenues.

The Company’s revenues earned from the sale of products and services for the nine month period ended June 30, 2013 included an aggregate of 14% from one customer of the Company’s total revenues.  This customer did not account for any of the Company’s total accounts receivable at June 30, 2013.  No customers represented greater than 10% of the Company’s total revenues for the three month period ended June 30, 2013.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
  (unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company charged to operations $10,115 and $21,825 as advertising costs for the three month periods ended June 30, 2014 and 2013, respectively, and $85,033 and $158,636 for the nine month periods ended June 30, 2014 and 2013, respectively.

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

Subsequent Events

The Company has evaluated events that occurred subsequent to the balance sheet date and through the date the financial statements are issued.  Other than those events disclosed in the notes to these condensed consolidated financial statements, management concluded that no additional subsequent events required disclosure in these condensed consolidated financial statements.
8

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
  (unaudited)

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $197,654,754 as of June 30, 2014.  The Company incurred a net loss of $10,961,143 and generated negative operating cash flow of $6,721,019 for the nine month period ended June 30, 2014.  However, the Company has attained positive working capital of $1,106,719 as of June 30, 2014.  At June 30, 2014, the Company had cash and cash equivalents of $2,025,716.   The Company’s current capital resources include cash and cash equivalents and other working capital resources.  Historically, the Company has financed its operations principally from the sale of equity securities.  The Company raised $2,145,956 in a private placement during June 2014, see Note E.

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

Management believes that it will be able to raise additional funds and the Company currently has executed engagement letters with an investment bank regarding possible financings.  However, the Company has no formal commitments for any future funding, and may not be able to obtain additional financing on terms acceptable to it, if at all, in the future.

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

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2014 and September 30, 2013 are as follows:

	June 30,
	2014 (unaudited)	September 30, 2013
Accounts payable	$904,794	$641,302
Accrued consulting fees	102,500	102,500
Accrued salaries payable	175,009	220,175
Other accrued expenses	77,136	3,000
Total	$1,259,439	$966,977

NOTE D – WARRANT LIABILITY

On December 16, 2013, Crede CG III, Ltd (“Crede”) effected the cashless exercise of 10,695,187 Series A Warrants and 7,000,000 Series B Warrants.  At December 16, 2013 (date of exercise), the Company determined the fair value of the Warrants to be $2,455,042 using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.18 per share; dividend yield 0%; expected term: 4.55 years; risk free interest rate: 1.55%; expected volatility of: 118.89%; and an exercise price of $0.2431. The change in fair value of the warrant liability on the day of exercise amounted to a loss of $1,288,752 and was included in the results of operations.  Upon exercise, the fair value of the Series A Warrants and 7,000,000 of the Series B Warrants were reclassified to equity.  The Series A and Series B Warrants are classified as liabilities due to certain provisions contained in the warrant agreements, which may cause an adjustment to the conversion rate or the number of warrants outstanding.

As of June 30, 2014 the fair value of the remaining 23,197,095 Series B Warrants was $1,851,723. The fair value was determined using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $0.12 per share; dividend yield 0%; expected term 4.05 years; risk free interest rate: 1.27%; expected volatility of: 107.98%; and the expected price at which holders are likely to exercise their Warrants of $0.2349 per share.  The change in fair value of the warrant liability at June 30, 2014 resulted in a gain (loss) on change in fair value of $515,543 and ($1,663,316), respectively, for the three and nine months ended June 30, 2014, respectively.

 APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
 (unaudited)

NOTE E - CAPITAL STOCK

The Company is authorized to issue 1,350,000,000 shares of Common Stock as the result of a vote of stockholders conducted on January 27, 2012 which effected an increase in the authorized shares of Common Stock from 800,000,000 shares to 1,350,000,000 shares.  In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of June 30, 2014 and September 30, 2013, there were 827,332,292 and 786,526,955 shares of Common Stock issued and outstanding, respectively, and no shares of preferred stock outstanding.

Common Stock Transactions during the nine month period ended June 30, 2014:

On December 16, 2013, Crede effected the cashless exercise of 10,695,187 Series A Warrants and 7,000,000 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 18,823,073 shares of its Common Stock (see Note D).

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

On June 3, 2014, the Company closed a private placement of its Common Stock and warrants to purchase Common Stock with a group of investors, including members of the Company’s senior management team and the Board of Directors, pursuant to subscription agreements for gross proceeds of $2,145,956 (“Private placement”).  The Company issued and sold 18,735,429 shares of its Common Stock at a purchase price of $0.11454 per share and warrants to purchase 18,735,429 shares of Common Stock.  The purchase price of the Common Stock represented a 5% discount to the volume weighted average closing price of the Company’s Common Stock from May 13, 2014 to May 16, 2014, which ranged from $0.1155 to $0.1245 per share during the period.  The Warrants are exercisable at a price of $0.13744 per share (representing a 20% premium to the Purchase Price) for a period of one year and do not have cashless exercise provisions.  The Common Stock purchased as well as the Common Stock to be issued upon exercise of the Warrants will be subject to the six month holding period provisions of Rule 144.

On July 8, 2014, the Company closed on an additional subscription agreement under this private placement, with the same terms as disclosed above.  The Company issued and sold 90,000 shares of its Common Stock and warrants to purchase 90,000 shares of Common Stock for total proceeds of $10,309.

This Private placement triggered the anti-dilution provision of the remaining Crede Series B warrants, as the purchase price of the Common Stock and the exercise price of the Warrants issued with the Private placement were below the exercise price in effect for the Crede Series B warrants.  The exercise price of the Crede Series B warrants was adjusted from $0.2431 to $0.2349 per share and the number of warrants increased from 22,411,764 to 23,197,095 as of June 30, 2014.  The Crede Series B warrants were further diluted with the issuance on July 8, 2014 to an exercise price of $0.2343 and the warrants increased to 23,257,258 (see Note D).

NOTE F - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of Common Stock issued to non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of Common Stock.

Transactions involving warrants (see Note E) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2013	59,033,305	$0.1907
Granted	19,520,760	0.1414
Exercised	(18,695,187)	(0.2245)
Cancelled or expired	(3,300,000)	(0.2333)
Balance, June 30, 2014	56,558,878	$0.1600

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company’s success with an award of options to purchase shares of Common Stock.  As of June 30, 2014, a total of 12,675,000 shares have been issued and options to purchase 200,733,972 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2013	121,454,192	$0.0630
Granted	73,280,780	0.1003
Exercised	—	—
Cancelled or expired	(5,000)	0.0885
Outstanding at June 30, 2014	194,729,972	$0.0769
Vested at June 30, 2014	131,132,972	$0.0670	$0.0620
Non-vested at June 30, 2014	63,597,000		$0.0300

Transactions involving stock options issued to employees and consultants during the nine month period ended June 30, 2014 are summarized as follows:

On October 14, 2013, the Company granted an aggregate of 7,377,000 options to purchase the Company’s Common Stock at an exercise price of $0.0886 per share for five years to employees. 5,377,000 of these options vest at 25% each anniversary for the next four years and 2,000,000 of these options vest immediately.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

On February 23, 2014 the Company extended the term of 1,000,000 options that were set to expire on that date.  The Company recorded $43,401 of stock compensation expense for the three and nine month periods ended June 30, 2014 in connection with this modification as the incremental difference between the fair value of the stock options immediately before and after the modification.

On April 14, 2014, the Company granted 2,000,000 options to purchase the Company’s Common Stock at an exercise price of $0.1100 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

On May 1, 2014, the Company granted 250,000 options to purchase the Company’s Common Stock at an exercise price of $0.1149 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

The fair value of options granted during the three and nine month periods ended June 30, 2014 was determined using the Black Scholes Option Pricing Model with the following weighted average assumptions:

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014
Stock price	$0.1245	$0.1011
Exercise price	$0.0969	$0.1215
Dividend yield	0.00%	0.00%
Volatility	110.46%	112.19%
Risk free rate	1.19%	0.95%

The Company recorded $404,507 and $1,717,837 as stock compensation expense for the three and nine month periods ended June 30, 2014, respectively, and $870,576 and $1,743,598 for the three and nine month periods ended June 30, 2013, respectively, for the vesting portion of all employee options outstanding and the stock option modifications.   As of June 30, 2014, unrecorded compensation cost related to non-vested awards was $3,625,140, which is expected to be recognized over a weighted average period of approximately 3.25 years.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters.  The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods. The base rent during the initial lease term is $449,142 per annum. The Company also has operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York. The Huddersfield lease is currently on month to month.  The Calverton lease is from February 1, 2014 through October 31, 2014, with the option to renew for additional one year periods.  The base rent during the initial lease term is $2,850 per year.  Total rent expense for the three and nine month periods ended June 30, 2014 were $125,268 and $380,251, respectively.  Total rent expense for the three and nine month periods ended June 30, 2013 were $82,033 and $226,581, respectively.

Employment Agreement

The Company has an employment agreement with the Chief Executive Officer.  Effective June 21, 2014, the Chief Executive Officer’s annual salary was voluntarily reduced by $50,000.  This salary reduction will be accrued and repaid when the Company reaches $3,000,000 in sales for two consecutive quarters or the Company has net income at the end of any fiscal year.

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

SmartWater, Ltd. v. Applied DNA Sciences, Inc. (Civil Action No. 12-05731-JS-AKT, Eastern District of New York) –

On June 11, 2014, SmartWater Ltd. (“SmartWater”) filed a motion in the United States District Court for the Eastern District of New York for an order dismissing its patent infringement claims against the Company with prejudice. On July 18, 2014, the Company filed a response to the motion, seeking to condition the dismissal of the case on an award of its attorneys’ fees and a covenant not to sue with respect to the patents at issue in any court.  Also on July 18, 2014, the Court held a conference during which (i) SmartWater agreed to dismiss its claims with prejudice, with a covenant not to sue, the Company, its customers or any third parties with respect to the patents at issue, and (ii) the Company agreed to dismiss its counterclaims, without prejudice to the Company's request for attorney's fees. On August 8, 2014, the Company filed a request for entry of a proposed order of dismissal of SmartWater's claims and the Company's counterclaims, in accordance with the agreements made at the July 18, 2014 conference, and SmartWater filed its opposition to the Company's request for attorneys' fees. The Company's reply papers on its request for attorneys' fees are due to be filed on or before August 29, 2014.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE H - FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note A. Certain assumptions used in the calculation of the warrant liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2014.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)	Nine Month Periods Ended June 30,
	2014	2013
Balance at October 1, 2013 and 2012	$2,643,449	$—
Issuance of Series A and B Warrants	—	1,181,324
Adjustment resulting from change in fair value (a)	1,663,316	6,145,229
Reclassification to equity upon exercise	(2,455,042)	(7,326,553)
Balance at June 30,	$1,851,723	$—

(a)  Adjustment resulting from change in fair value  is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to warrant liabilities held at the reporting date and realized gains or losses at the date of exercise. The gain or loss is recorded in change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

 NOTE I – SUBSEQUENT EVENTS

On July 14, 2014, the Company was awarded a Phase II SBIR contract by the U.S. Missile Defense Agency (“MDA”) for avoidance of counterfeit parts by expanding the scope and scale of its existing SigNature DNA® technology platform established in its Phase I SBIR contract for Federal Supply Class 5962 electronic components, and by developing an optical reader.  The contract provides for monthly payments to the Company totaling approximately $975,000 over a two-year period.

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

SigNature ®  DNA .  SigNature DNA is our platform ingredient, at the core of all our security solutions. From application to application the vehicle which carries SigNature DNA is custom designed to suit the application.  Exhaustive development efforts have yielded a flexible and durable marker with all the accuracy provided by nature. SigNature DNA is based on full, double stranded plant DNA, and provides forensic power and protection for a wide array of applications.  Highly secure, robust, durable and, in our belief, cost-effective, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; mark, track and convict criminals; and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings.   These items can then be tested for the presence of SigNature DNA Markers through optical screening or a forensic level authentication.   Hundreds of millions of SigNature DNA marks now exist in the public domain on items ranging from consumer product packaging to microcircuits to guitars.  We believe that no marks have ever been copied.

SigNature DNA, SigNature® T DNA, fiberTyping®, DNANet® and digitalDNA®, our principal anti-counterfeiting and product authentication solutions and our Counterfeit Prevention Authentication Program can be used in numerous industries, including microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), homeland security, textiles and apparel, identity cards and other secure documents, law enforcement, industrial materials, pharmaceuticals, wine, and luxury consumer goods.

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

DNANet.  Recognizing that DNA-based evidence is the cornerstone of the modern era of law enforcement, we have created what we believe to be the ultimate crime fighting tool: DNANet, a botanical DNA marker that can be used to definitively link evidence and offenders to specific crime scenes. Whether deployed as a residential asset marker, an offender spray or fog in a retail location or a degradation dye in cash handling boxes, DNA markers facilitate conviction, and establish a heightened level of deterrence.  DNANet, which includes our SmartDNA product line, is a unique and patented security system and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables.  The system contains a water-based, non-toxic spray which may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime.  Each unit is designed to be unique to each store, warehouse or sting operation, allowing the police and prosecutors to link criminals to the crimes.  Assets acquired from RedWeb Technologies including Sentry 500 Intruder Spray Systems and Advanced Molecular Taggant Technology and our SmartDNA product line are now included in the DNANet family of products.

digitalDNA.  digitalDNA is a security solution that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the absolute certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new customer interface. digitalDNA begins with a DNA-secured form of the QR (“quick read”) code or other two dimensional code. A unique identification code is created for each article, and represented in an easy-to-read QR style barcode. The product uses forensic authentication of a botanical DNA marker, embedded within a secure QR code, and physically included within the ink used to digitally print the code.  Should there ever be a question about the validity of a digitalDNA code, a laboratory-based analysis can be conducted to determine authenticity.

Counterfeit Prevention Authentication Program.   Our turnkey program for electronics, military, commercial, and aerospace contractors called the Counterfeit Prevention Authentication Program (“CPA” Program) empowers end-users to verify the originality or provenance of parts which have been marked by their suppliers with our SigNature DNA Markers.

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of Signature DNA and fiberTyping, our principal anti-counterfeiting and product authentication solutions.  We expect to continue to grow revenues from sales of our SigNature DNA platform ingredient, our fibertyping, DNANet, and digitalDNA offerings and the Counterfeit Prevention Authentication Program.   We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet current and anticipated future demand.  We have limited sources of liquidity.   We have developed or are currently attempting to develop business in the following target markets: microcircuits and other electronics, homeland security, cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, law enforcement, industrial materials, fine wine, art and collectibles, and digital and recording media.  Our developments in the semiconductor authentication, cash-in-transit and textile and apparel authentication have contributed to the increase in our revenues.  We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;

●	Equity based compensation.

●	Fair value of financial instruments

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”).  ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts.  Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded.  We defer any revenue for which the product has not been delivered, service hasn’t been provided, or is subject to refund until such time that we and the customer jointly determine that the product has been delivered, service has been provided, or no refund will be required. At June 30, 2014 and September 30, 2013, the Company recorded deferred revenue of $348,624 and 148,503, respectively.

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

Revenue for a government contract award, which supports our development efforts on specific projects, is recognized as milestones under the contract are achieved as per the contract.  We recognized revenue of approximately $0 and $50,000 from this contract during the three and nine month periods ended June 30, 2014, respectively.

Equity Based Compensation

We follow Accounting Standards Codification subtopic 718, Compensation (“ASC 718”) which requires all share-based payments to employees, including grants of employee stock options, and consultants, to be recognized in the statement of operations based on their fair values.

Fair Value of Financial Instruments

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

Remediation of Weakness in Internal Controls

We concluded that our disclosure controls and procedures were not effective as of June 30, 2014 as the result of a material weakness in our internal control over financial reporting as of September 30, 2013 that was not yet remediated as of June 30, 2014. The material weakness, which arose primarily due to the need for more enhanced and formalized documentation and procedures regarding the financial statement closing and review process, is further described in Item 4 of this Quarterly Report on Form 10-Q. Our management has developed a remediation action plan and we are actively engaged in the implementation of the plan to fully remediate our material weakness.  The principal elements of our remediation include the following:

▪	Our CEO has appointed a Sarbanes-Oxley project leadership team, consisting of our CFO and our Controller, that are overseeing the project;
▪	Together with a consultant that we have engaged, we have enhanced our review procedures and the documentation thereof; and
▪	We have implemented these enhanced procedures as we prepared our Form 10-Q for the period ended June 30, 2014.

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2014 and 2013

Revenues

For the three month periods ended June 30, 2014 and 2013, we generated $841,197 and $644,842, respectively, in revenues from operations.  The increase in revenues of $196,355 or 30% was primarily from an increase of approximately $85,000 in sales of DNANet kits in Europe.  The increase was also related to a term sheet entered into with a provider of polyolefins where the Company has agreed to cooperate in the development and supply of markers and related additives for polyolefin products.  We also had an increase in sales of approximately $30,000 to a Cash in-transit customer.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three month periods ended June 30, 2014 decreased by $292,363 or 9% from $3,240,815 for the three month period ended June 30, 2013 to $2,948,452 for the three month period ended June 30, 2014. The decrease is primarily attributable to reduction in stock based compensation expense for stock option modifications.  During both the three month periods ended June 30, 2014 and 2013, we extended the term of options, which resulted in a charge to the statement of operations of approximately $43,000 and $409,000, for the three month periods ended June 30, 2014 and 2013, respectively, a decrease of $366,000.  The other significant decreases were consulting expense, which decreased approximately $130,000 due to our entering into a distributor agreement with a company in Sweden that during fiscal 2013 was paid as a consultant. Bad debt expense also decreased by approximately $70,000 for the three month period ended June 30, 2014 as compared to the same period in the prior fiscal year. There was also a decrease in travel expense of approximately $69,000 and office expense/building repairs of $65,000. These decreases were partially offset by higher salary expense of approximately $235,000 due to an increase in headcount from 44 as of June 30, 2013 to 58 as of June 30, 2014.  The increase in the number of employees compared to the same period in the prior year was due to an increase for production, sales, information technology and finance, to meet the anticipated future demand for sales.  Selling, General and Administrative expenses also increased due to an increase in rent and related utilities by approximately $80,000 as a result of the larger office space and our now paying utilities as compared to them being included as part of the rent during the three month period ended June 30, 2013.  Legal fees also increased by approximately $130,000, related to legal fees incurred for the SmartWater litigation, as disclosed in footnote G of the accompanying condensed consolidated financial statements.

Research and Development

Research and development expenses increased to $266,331 for the three month period ended June 30, 2014 from $184,981 for the three month period ended June 30, 2013.  The increase of $81,350 or 44% is attributable to the increased laboratory space with our new corporate headquarters as well as an increase in research and development to support the expansion of our business and markets.  In particular, we have multiple workstreams in progress toward a launch of new products for field detection and rapid reading of optical marks which use the SigNature DNA ingredient.

Depreciation and Amortization

In the three month period ended June 30, 2014, depreciation and amortization increased by $51,144 from $62,280 for the three month period ended June 30, 2013 to $113,424 for the three month period ended June 30, 2014.  The increase is attributable to depreciation and amortization expense for the leasehold improvements and lab equipment purchased during the second half of the fiscal year ended September 30, 2013 primarily related to the relocation of our corporate offices. The increase also relates to amortization for the intellectual property purchased from RedWeb Technologies during May 2013.

Gain from Change in Fair Value of Warrant Liability

Gain from change in fair value of warrant liability during the three month periods ended June 30, 2014 and 2013 was $515,543 and $707,289, respectively.  These changes in fair value relate to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non cash adjustment to our current period operations.

Comparison of Results of Operations for the Nine Month Periods Ended June 30, 2014 and 2013

Revenues

For the nine month periods ended June 30, 2014 and 2013, we generated $2,075,698 and $1,307,117, respectively, in revenues from operations.  The increase in revenues of $768,581 or 59% was primarily from an increase in sales to suppliers of the United States Defense Logistics Agency (“DLA”) of approximately $350,000 from renewals of existing contracts as well as the signing of new contracts.  The increase in revenue is also related to a term sheet entered into with a provider of polyolefins where we agreed to cooperate in the development and supply of markers and related additives for polyolefin products. The increase relates to a higher level of sales in the textile industry, primarily for an exclusivity contract with one customer, and to a smaller extent, an increase in fiberTyping sales.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the nine month period ended June 30, 2014 increased by $1,577,241 or 19% from $8,516,390 for the nine month period ended June 30, 2013 to $10,093,631 for the nine month period ended June 30, 2014. The increase is primarily attributable to an increase in payroll of approximately $830,000 due to an increase in headcount from 44 as of June 30, 2013 to 58 as of June 30, 2014.  The increase in the number of employees compared to the same period in the prior year was due to an increase for production, sales, information technology and finance, to meet the anticipated future demand for sales.

The increase is also due to shares of Common Stock issued to a consultant for settlement of their fees during the nine month period ended June 30, 2014 for $337,500.  Rent and related utilities expense increased by approximately $253,000 as a result of the larger office space and our now paying utilities as compared to them being included as part of rent during the period ended June 30, 2013.  Legal fees also increased by approximately $285,000, related to legal fees incurred for the SmartWater litigation, as disclosed in footnote G of the accompanying condensed consolidated financial statements.

Research and Development

Research and development expenses increased to $1,085,416 for the nine month period ended June 30, 2014 from $509,132 for the nine month period ended June 30, 2013.  The increase of $576,284 or 113% is attributable to the increased laboratory space with our new corporate headquarters as well as an increase in research and development to support the expansion of our business and markets.  In particular, we have multiple workstreams in progress toward a launch of new products for field detection and rapid reading of optical marks which use the SigNature DNA ingredient.

 Depreciation and Amortization

During the nine month period ended June 30, 2014, depreciation and amortization increased by $220,343 from $105,105 for the nine month period ended June 30, 2013 to $325,448 for the nine month period ended June 30, 2014.  The increase is attributable to depreciation and amortization expense for the leasehold improvements and lab equipment purchased during the second half of the fiscal year ended September 30, 2013 related to the relocation of our corporate offices. The increase also relates to amortization for the intellectual property purchased from RedWeb Technologies during May 2013 and purchases of lab equipment during the nine month period ended June 30, 2014 of approximately $210,000.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the nine month periods ended June 30, 2014 and 2013 was $1,663,316 and $6,145,229, respectively.  These losses relate to warrants containing certain reset provisions which required us classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non cash adjustment to our current period operations.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2014, we had working capital of $1,106,719. For the nine month period ended June 30, 2014, we generated a net cash flow deficit from operating activities of $6,271,019 consisting primarily of our loss of $10,961,143, net with non-cash adjustments of $325,448 in depreciation and amortization charges, $1,717,837 for stock-based compensation, $1,663,316 change in fair value of warrant liability, $337,500 in common stock issued for consulting services and $16,878 of bad debt expense. Additionally, we had a net decrease in operating assets of $136,562 and a net increase in operating liabilities of $492,583. Cash used in investing activities was $209,522 for the purchase of property, plant and equipment. Cash provided by financing activities was $2,145,956 in proceeds from the sale of common stock related to a private placement during June 2014.

We have recurring net losses, which has resulted in an accumulated deficit of $197,654,754 as of June 30, 2014.  We incurred a net loss of $10,961,143 and generated negative operating cash flow of $6,271,019 for the nine month period ended June 30, 2014.  However, we have attained positive working capital of $1,106,719 as of June 30, 2014.  At June 30, 2014, we had cash and cash equivalents of $2,025,716.   Our current capital resources include cash and cash equivalents and other working capital resources.  Historically, we have financed our operations principally from the sale of equity securities.  During June 2014, we raised $2,145,956 in a private placement transaction (see Note E of the accompanying condensed consolidated financial statements).

Our continuation as a going concern is dependent upon future revenues, obtaining additional capital and ultimately, upon attaining profitable operations.   We will require additional funds to complete the continued development of our products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover our operating expenses.  If we are unsuccessful in obtaining the necessary additional financing, we will most likely be forced to reduce operations.

Management believes that it will be able to raise additional funds and we have executed engagement letters with an investment banker regarding possible financing.  However, we have no formal commitments for any future funding, and may not be able to obtain additional financing on terms acceptable to us, if at all, in the future.

Our ability to continue as a going concern is dependent on our ability to successfully accomplish the plan described in the preceding paragraphs.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

We expect capital expenditures to be less than $400,000 in fiscal 2014. Our primary investments will be in laboratory equipment to support prototyping, manufacturing, our authentication services, and outside services for our detector and reader development.

Substantially all of the real property used in our business is leased under operating lease agreements.

Subsequent Events

On July 14, 2014, we were awarded a Phase II SBIR contract by the U.S. Missile Defense Agency (“MDA”) for avoidance of counterfeit parts by expanding the scope and scale of our existing SigNature DNA® technology platform established in our Phase I SBIR contract for Federal Supply Class 5962 electronic components, and by developing an optical reader.  The contract provides for monthly payments to us totaling approximately $975,000 over a two year period.

Product Research and Development

We anticipate spending approximately $1,400,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.

 Number of Employees

We currently have fifty-two full-time employees and six part-time employees, including six in management, ten in research and development, one in Life Sciences, four in forensics, seven in quality assurance, five in finance and accounting, eight in operations, nine in sales and marketing, one in human resources, two administrative, two in information services and three in investor relations and communications. We expect to increase our staffing dedicated to sales, manufacturing and production, and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries and benefits to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel. In June 2012 we began working with Insperity Inc. to help us manage many of our back-end administrative human resources and payroll responsibilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk as previously disclosed under Part I, Item 3 in our Quarterly Report on Form 10-Q, as amended, for the quarterly period ended December 31, 2013. Please refer to the Company’s Quarterly Report on Form 10-Q/A (filed with the SEC on May 2, 2014) for the quarterly period ended December 31, 2013.

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief  Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to a deficiency in our disclosure controls that was determined to be a material weakness, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The specific material weakness identified by our management as of September 30, 2013, which was not yet remediated as of June 30, 2014 is described as follows:

Our management determined that, as of September 30, 2013, our disclosure controls and internal control over financial reporting were not effective, due to the need for more enhanced and formalized documentation and procedures regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the Company’s financial statements is adequate.  Further, in the filing of our original Form 10-K for the year ended September 30, 2013, we did not effectively evaluate the impact of our unaffiliated aggregate market value being in excess of $75 million (reported level of $113 million) at March 31, 2013.  Subsequent to the filing of our Form 10-K, our management determined that we should have included a 404(b) attestation report from our auditors in our Form 10-K.

Despite the material weakness reported above, our management believes that our condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Remediation of Material Weakness

Our management has developed a remediation action plan and we are actively engaged in the implementation of the plan to fully remediate  our material weakness.  The principal elements of our remediation plan include the following:

a.	Our CEO has appointed a Sarbanes-Oxley project leadership team consisting of our CFO and our Controller, that are overseeing the project,
b.	Together with a consultant that we have engaged, we have enhanced our review procedures and the documentation thereof, and,
c.	We have implemented these enhanced procedures as we prepared our Form 10-Q for the period ended June 30, 2014.

Further, we have amended our Form 10-K for the year ended September 30, 2013 to include a 404(b) attestation opinion from our auditors.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2014, we continued to implement the remediation plan that is detailed above.  Other than the implementation of the remediation plan, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. - Legal Proceedings.

 We refer you to Note G of the accompanying condensed consolidated financial statements for a description of current legal proceedings which should be read in conjunction with “Item 3- Legal Proceedings” of our most recent Annual Report on Form 10-K and Form 10-K/A

Item 1A. – Risk Factors.

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

During the three month period ended June 30, 2014, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K, as amended for the year ended September 30, 2013. Please refer to the Company’s Annual Report on Form 10-K/A (filed with the SEC on May 1, 2014) for the year ended September 30, 2013 for a list of our risk factors.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

On June 3, 2014, we closed a private placement of our Common Stock and warrants to purchase Common Stock with a group of investors, including members of our senior management team and the Board of Directors, pursuant to subscription agreements for gross proceeds of $2,145,956 (“Private placement”).  We issued and sold 18,735,429 shares of our Common Stock at a purchase price of $0.11454 per share and warrants to purchase 18,735,429 shares of Common Stock.  The purchase price of the Common Stock represented a 5% discount to the volume weighted average closing price of the Common Stock from May 13, 2014 to May 16, 2014, which ranged from $0.1155 to $0.1245 per share during the period.  The Warrants are exercisable at a price of $0.13744 per share (representing a 20% premium to the Purchase Price) for a period of one year and do not have cashless exercise provisions.  The Common Stock purchased as well as the Common Stock to be issued upon exercise of the Warrants will be subject to the six month holding period provisions of Rule 144.

On July 8, 2014, the Company closed on an additional subscription agreement under this private placement, with the same terms as disclosed above.  The Company issued and sold 90,000 shares of its Common Stock and warrants to purchase 90,000 shares of Common Stock for total proceeds of $10,309.

Our foregoing issuances of Common Stock and warrants were exempt from registration under the Securities act of 1933, as amended (the “Act”), pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and by Rule 506 of Regulation D promulgated under the Act. Each investor represented that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

10.1	Form of Subscription Agreement filed as exhibit 10.1 to current report on Form 8-K filed with the Commission on June 6. 2014 and incorporated herein by reference.

10.2	Form of Warrant filed as exhibit 10.2 to the current report on Form 8-K filed with the Commission on June 6, 2014 and incorporated herein by reference.

10.3*
Term sheet for Mutual Cooperation with Borealis AG dated March 31, 2014, filed as an exhibit to the current report on Form 8-K/A filed with the Commission on July 22, 2014 and incorporated herein by reference.

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

* Confidential treatment has been granted by the Securities and Exchange Commission for portions of Exhibit 10.3.
** Filed herewith.
*** Furnished herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act, of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: August 11, 2014	/s/ JAMES A. HAYWARD, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer)

/s/ KAROL KAIN GRAY
Karol Kain Gray
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer)

