Form 10-K
period 2014-09-30
APPLIED DNA SCIENCES INC
filed 2014-12-15
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-36745

APPLIED DNA SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Health Sciences Drive,
Stony Brook, New York	11790	(631) 840-8800
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Capital Market
Warrants to purchase Common Stock	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock quoted on the OTC Bulletin Board as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2014), was approximately $82 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2014 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 11, 2014, the Registrant had outstanding 17,309,702 shares of Common Stock, par value $0.001 per share.

i

PART I

Forward-looking Information

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and is subject to the “safe harbor” created by those sections. Forward-looking statements include statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

ITEM 1.                BUSINESS.

Overview
Using biotechnology as a forensic foundation, we create unique security solutions addressing the challenges of modern commerce. Whether working in supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our botanical DNA-based technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength.

SigNature® DNA. SigNature DNA is our platform ingredient, at the core of all our security solutions. From application to application the vehicle that carries SigNature DNA is custom designed to suit the application. Exhaustive development efforts have yielded a flexible and durable marker with all the accuracy provided by nature. SigNature DNA is based on full, double stranded plant DNA, and provides forensic power and protection for a wide array of applications. Highly secure, robust and durable, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; mark, track and convict criminals; and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings. These items can then be tested for the presence of SigNature DNA Markers through optical screening or a forensic level authentication. Hundreds of millions of SigNature DNA marks now exist in the public domain on items ranging from consumer product packaging to microcircuits to guitars. We believe that no marks have ever been copied.

SigNature DNA, SigNature® T DNA, fiberTyping®, DNAnet® and digitalDNA®, our principal anti-counterfeiting and product authentication solutions and our Counterfeit Prevention Authentication Program can be used in numerous industries, including microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), textiles and apparel, automotive, printing and packaging, homeland security, law enforcement and home asset marking, identity cards and other secure documents, industrial materials, agrochemicals, pharmaceuticals, consumer products, food and beverage, fine wine, and art and collectibles.

SigNature T DNA and fiberTyping. There is one common thread that runs through the global textile industry: success breeds counterfeiting and diversion. SigNature T botanical DNA markers are used for brand protection efforts and raw material source compliance programs. In situations where natural fibers like cotton or wool are utilized, we can isolate and type inherent DNA, making it possible to verify the presence of specified materials. This fiberTyping process provides DNA verification to help manufacturers, retailers and brand owners ensure quality, safety and compliance of their products.

DNAnet. Recognizing that DNA-based evidence is the cornerstone of the modern era of law enforcement, we have created what we believe to be an effective crime fighting tool: DNAnet, a botanical DNA marker that can be used to definitively link evidence and offenders to specific crime scenes. Whether deployed as a residential asset marker, an offender spray or fog in a retail location or a degradation dye in cash handling boxes, DNA markers facilitate conviction, and establish a heightened level of deterrence. DNAnet, which includes our SmartDNA product line, is a unique security system and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables. The system contains a water-based, non-toxic spray that may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime. Each unit is designed to be unique to each store, warehouse or sting operation, allowing the police and prosecutors to link criminals to the crimes. Assets acquired from RedWeb Technologies including Sentry 500 Intruder Spray Systems and Advanced Molecular Taggant Technology and our SmartDNA product line are now included in the DNAnet family of products.

digitalDNA. digitalDNA is a security solution that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new customer interface. digitalDNA begins with a DNA-secured form of the QR (“quick read”) code or other two dimensional code. A unique identification code is created for each article, and represented in an easy-to-read QR style barcode. The product uses forensic authentication of a botanical DNA marker, embedded within a secure QR code, and physically included within the ink used to digitally print the code. Should there ever be a question about the validity of a digitalDNA code, a laboratory-based analysis can be conducted to determine authenticity.

Counterfeit Prevention Authentication Program. Our turnkey program for electronics, military, commercial, and aerospace contractors called the Counterfeit Prevention Authentication Program (“CPA” Program) empowers end-users to verify the originality or provenance of parts that have been marked by their suppliers with our SigNature DNA Markers.

Corporate History

We are a Delaware corporation, which was initially formed in 1983 under the laws of the State of Florida as Datalink Systems, Inc. In 1998, we reincorporated in Nevada, and in 2002, we changed our name to our current name, Applied DNA Sciences, Inc. In December 2008, we reincorporated from Nevada to the State of Delaware.

In November 2005, our corporate headquarters were relocated from Los Angeles, California to the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we established laboratories for the manufacture of DNA markers and product prototypes, and DNA authentication. The address of our corporate headquarters is 50 Health Sciences Drive, Stony Brook, New York 11790, and our telephone number is (631) 240-8800. We maintain a website at www.adnas.com where general information about us is available. The information on, or that may be accessed through, our website is not incorporated by reference into and should not be considered a part of this report.

To date, we have had a limited operating history, and as a result, our operations have produced limited recurring revenues from our services and products; we have incurred expenses and have sustained losses.

Industry Background

Counterfeiting, product diversion, piracy, forgery, identity theft, and unauthorized intrusion into physical locations and databases create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide. Counterfeiting is a truly global problem and it is a problem that appears to be increasing. Revenues generated from counterfeit product sales are estimated to have grown by more than 400% since the early 1990s, while sales of legitimate brands grew just 50% over the same timeframe (The 2012 Global Report on Counterfeiting: Anti-Counterfeiting and The Apparel Industry — February 2012)). The ICC (International Chamber of Commerce) in February 2011 issued an updated report on counterfeiting and piracy that states that the global economic and social impacts of counterfeiting and piracy could reach $1.7 trillion by 2015 (the anti-piracy consortium Business Action to Stop Counterfeiting and Piracy (BASCAP) of the International Chamber of Commerce (ICC): “HP Anti-counterfeiting Africa Conference Impacts on Corporate World”).

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

Products and Services

Every living organism has a unique DNA code that determines the character and composition of its cells. The core technologies of our business allow us to use the DNA of everyday plants to mark objects in a unique manner that we believe cannot be replicated, and then identify these objects by detecting the absence or presence of the DNA. SigNature DNA is at the core of all our security solutions. Our SigNature DNA consists of three steps: creating and encapsulating a specific encrypted DNA segment (sometimes with an associated “Optical Array” that allows for the rapid confirmation of the presence of our SigNature DNA), applying it to a product or other item (which may include derivative chemistries of the SigNature DNA that allow the DNA to permanently bind to the targeted substrate), and detecting the presence or absence of the specific segment (sometimes by the use of specific release agents). The first two steps are controlled exclusively by us and our certified agents to ensure the security of SigNature DNA Markers. Once applied, the presence of any of our SigNature DNA Markers can be detected by us or a customer in a simple spot test, or a sample taken from the product or other item can be analyzed forensically to obtain definitive proof of the presence or absence of a specific type of SigNature DNA Marker (e.g., one designed to mark a particular product).

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

SigNature DNA Encapsulation

Our encapsulation system allows us to apply a protective coating to encrypted DNA chimers, creating a SigNature DNA Marker that is resistant to heat, cold, vibration, abrasion, organic solvents, chemicals UV radiation and other extreme environmental conditions, and so can be identified for hundreds of years after being embedded directly, or into media applied or attached to the item to be marked.

SigNature DNA Embedment

Our embedment system allows us to incorporate our SigNature DNA Markers into a broad variety of media, such as inks, dyes, textile treatments, thermal ribbon thread, laminates, glues, threads, varnishes, adhesives and metal coatings.

SigNature DNA Authentication

Our forensic level authentication methods allow us to unlock the encrypted DNA chimers by using PCR (polymerase chain reaction) techniques and proprietary primers that were specifically designed by us to detect the DNA sequences we encrypted and embedded into the product or other item. Detection of the DNA chimers unique to a particular item or series of items allows us to authenticate their origin.

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

SigNature T DNA and fiberTyping

Our scientific team was able to develop genotyping assays and protocols to identify DNA markers that are endogenous to a particular plant in order to differentiate between biological strains of cottons. In addition, in the case of Pima cotton, we have developed proprietary technologies to differentiate between Pima (G. barbadense) and Non-Pima (G. hirsutum) cotton with absolute certainty. In the process, we were also able to develop an approach to attach an exogenous DNA marker to a finished textile product (SigNature T).

SigNature T DNA

SigNature T is a nearly-permanent, forensic identity marker that can be applied to any organic or synthetic fabric. The mark is applied to the fabric at the earliest stage in the supply chain, and can be used to authenticate the originality or origin of the fabric or apparel to which it is applied.

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

fiberTyping

fiberTyping is not a marker, but a test of native cotton fiber (only), which gives a clear result that determines whether the original cotton DNA is present in your fiber, yarn or fabric. A small sample of the material, is sent to our labs, and analyzed.

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

Retailers and consumers recognize products containing premium Extra Long Staple cotton, like Egyptian Giza, Peruvian and American Pima, as being the highest quality cotton in the industry. These refined high end cottons are well regarded due to their durability and quality which, in turn, typically commands premium pricing. In order to preserve the quality and performance of premium cotton products, cotton growers and manufacturers are using state-of-the-art technology, known as fiberTyping®, to verify that the original Extra Long Staple cotton fibers are used in the finished product. Just as a person’s DNA specifies all of their unique qualities, biomaterials typically contain genomic DNA or fragments thereof that can be utilized to authenticate originality. We have developed a proprietary genetic-based assay and protocol to identify DNA markers that are endogenous (internal) to a particular product in order to differentiate between biological strains. Our fiberTyping offering enables our customers and potential clients to cost-effectively give assurance to manufacturers, suppliers, distributors, retailers and end-users that their products are authentic and that they are made from the fibers and textiles as labeled. Biomaterials can now be tracked from field to final purchase guaranteeing the authenticity of the item. As we are testing for innate genomic DNA, we believe these assays cannot be counterfeited. In addition to the global cotton trade, the markets for fiberTyping include biotherapeutics, nutraceuticals, natural foods, wines and fermented alcohols and other natural textiles.

We believe that our DNA extraction protocol and methodologies are more effective than existing forensic systems. We believe that the combination of our SigNature DNA and fiberTyping solutions covers the total authentication market, is applicable to multiple industry verticals, and can mark physical products on the front end and authenticate forensic DNA sequences on the back end.

DNAnet

Introduced in 2011, smartDNA, which is now a part of the DNAnet family, is a unique security system. DNAnet intruder tagging systems help to expand and strengthen any security effort by providing a means of directly linking criminals to crimes. In the event of a crime, the fleeing offender is sprayed with an indelible DNA-marked fluorescing dye. As the crime is investigated, the fluorescing DNA mark can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict. DNAnet tactical DNA product, in the form of DNA-marked fixative sprays and liquids as well as transferable grease, are being marketed to global police forces. DNAnet is a tactical forensic system providing unique DNA codes for covert operations that require absolute proof of authentication. Assets acquired from RedWeb Technologies, including Sentry 500 Intruder Spray System and Advanced Molecular Taggant Technology are included in the DNAnet family of products.

digitalDNA

digitalDNA® is a cloud-based security platform that utilizes the flexibility of mobile communications, the instant accessibility of data, and the absolute certainty of DNA as a backstop to make item tracking and authentication fast, easy and definitive.

Using a bar code or other automatic identification technology, goods are marked uniquely or to batch level or other characteristic determined by the customer. A cloud database stores codes and enables checks via smartphone or enterprise-level mobile computers. Separately, forensic botanical DNA markers can be physically included within the ink used to print the bar code. Should there ever be a question about the validity of a digitalDNA code, a laboratory-based analysis can be conducted to determine authenticity. Applications may include chain of custody tracking with geo-location option, authenticity check through a supply chain or consumer scan to check article information.

Counterfeit Prevention Authentication (CPA) Program

The program empowers end-users to verify the originality of parts which have been marked by their suppliers with our SigNature® DNA mark. The utilization of our technology has now reached the point where end-users in electronics — such as prime defense contractors and commercial manufacturers — are able to authenticate the SigNature DNA mark on incoming items even if those end-users did not themselves initiate the marking. In this context, the CPA Program provides an accessible and immediate action for companies whose suppliers are currently marking with SigNature DNA. Over 500,000 electronic parts have already been marked. These SigNature DNA-marked parts are now circulating in the electronics supply chain, providing end-users with unprecedented ability to identify parts or gain valuable traceability data.

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

Continue to Enhance Detection Technologies for Authentication of our SigNature DNA Markers

We have also identified and are further examining opportunities to collaborate with companies and universities to develop a new line of detection technologies that will provide faster and more convenient ways to authenticate our SigNature DNA Markers. The strength of our security solutions is based on a multi-layered architecture with DNA as a forensic foundation, optical markers for screening and detection, and barcode indicia for tracking within an IT system. We have active programs in each of these areas to deliver increased complexity to our mark against copying as well as to provide more information from each mark at a user’s time and location of decision. In particular a next-generation optical mark reader, coupled with enhanced chemical markers, will be introduced for companies who desire to increase screening for our marked goods originating from or passing through their facilities.

Target Potential High-Volume Markets

We will continue to focus our efforts on target vertical markets that are characterized by a high level of vulnerability to counterfeiting, product diversion, piracy, fraud, identity theft, and unauthorized intrusion into physical locations and databases. Today our current target markets include microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), textiles and apparel, automotive and, printing and packaging and our future target markets include homeland security, law enforcement and home asset marking, identity cards and other secure documents, industrial materials, agrochemicals, pharmaceuticals, consumer products, food and beverage, fine wine, and art and collectibles. If and when we have significantly penetrated these markets, we intend to expand into additional related high volume markets.

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

Target Markets

We have begun offering our products and services in Europe, the United States and Asia. At the present time, we are focusing our efforts on microcircuits and other electronics, cash-in-transit, textile and apparel, automotive, and printing and packaging businesses. In the future, we plan to expand our focus to include homeland security, law enforcement and home asset marking, identification cards and other secure documents, industrial materials, agrochemicals, pharmaceuticals, consumer products, food and beverage, fine wine, and arts and collectibles.

Present Markets:

Microcircuits and other electronics

The global trade in recycled electronics parts is enormous and growing rapidly, driven by a confluence of cost pressures, increasingly complex supply chains and the huge growth in the amount of electronic waste disposed around the world, especially Asia. Recycled parts, relabeled and sold as new, threaten not only military systems but also commercial transportation systems, medical devices and systems, and the computers and networks that run today’s financial markets and communications systems. The vast majority of counterfeits discovered in military equipment are semiconductors, the stamp-sized silicon wafers that act as the “brains” of nearly every type of modern electronic system. According to an article in DefenseOne (Counterfeits Can Kill U.S. Troops. So Why Isn’t Congress and DoD Doing More to Stop it? — August 8, 2013), the U.S. military is an important consumer of these tiny products; a single F-35 Joint Strike Fighter jet is controlled by more than 2,500 semiconductors.

In 2011, the General Accounting Office (GAO) issued, under the name of an imaginary OEM, open RFPs on the internet for electronic parts (GAO — Report to the Committee on Armed Services — US Senate — February 2012). All of the part numbers requested were either post-production or entirely fictional. The GAO received seven prototype parts in response to its RFP: every single one was counterfeit. In the over $300 billion semiconductor global market for 2013 this would amount to $15 billion (Global Chip Revenue Rises in 2013, Reversing Loss from Earlier Year; Memory and Wireless Lead the Way — April 23, 2014). The proliferation of counterfeit parts in the supply chain has reached epidemic heights.

In a January 2013 report on a four-year study conducted between 2005 and 2008, the U.S. Department of Commerce revealed that 39% of 387 companies encountered counterfeit electronic components, microcircuits, or circuit boards. Some industry statistics even suggest that counterfeit parts account for 10% of all electronic equipment sold. In fact, counterfeiters are becoming far more adept at passing off bogus parts by leveraging the same sophisticated technologies that chip manufacturers use to produce authentic ones. Laser equipment re-marks parts appear as if they are products of a specific manufacturer with a later date code (Embedded Intel Solutions — Counterfeit Parts are on the Rise).

Since November 15, 2012, the Defense Logistics Agency (“DLA”), an Agency within the U.S. Department of Defense, requires that defense contractors provide items that have been marked with botanically-generated DNA produced by us or our authorized licensees. This requirement has been in place for items falling within Federal Supply Class (FSC) 5962, Electronic Microcircuits, which have been determined to be at high risk for counterfeiting.

On September 11, 2014, DLA announced that beginning on December 15, 2014, DLA will no longer issue solicitations requiring suppliers to provide DNA marked FSC 5962 microcircuits. Instead, DLA’s Electronic Test Laboratory in Columbus, Ohio will DNA mark all FSC 5962 microcircuits. This change will create a centralized, streamlined DNA marking process within DLA. On November 13, 2014, we were awarded a contract by DLA to provide DLA with SigNature DNA marks and related equipment, services and training. We are working closely with DLA on a transition plan that may take approximately one year to accomplish.

The new DLA program to mark parts with our DNA product at their facility could contain financial risk to our company. The new program should also result in a far more streamlined, and scaled-up process, which could reduce certain costs by providing economies of scale, and benefits of marking technology geared to high-volume operations. It would, unlike today, be governed by a single direct contract with DLA.

Cash-in-Transit

Cash-in-transit businesses transport and store cash and ATM cassettes. In the U.K. alone, there is an estimated £500 billion being transported each year, or £1.4 billion per day (British Security Industry Association: “Combating Cash Delivery Crime”). The nature of this business makes cash-in-transit an attractive target for criminals and as a result the industry invests in excess of £100 million per year in security equipment and devices. The incidence of cash-in-transit based crime had increased over 170% in London between 2005 and 2008, according to the Metropolitan Police. Governments and banks today face the real challenge of staying ahead of increasingly sophisticated counterfeiting without sacrificing security features and banknote longevity to costs. Since 2008, there have been thirty-two instances where criminals have been convicted of crimes where SigNature DNA forensic evidence has been provided to UK Police to assist them to secure convictions. These criminal cases have resulted in 91 offenders being convicted and receiving sentences totaling approximately 455 years of imprisonment. According to the FBI, in 2011 alone, more than $30 million was stolen and just over 100 people were killed or injured in some 5,000 robberies of financial institutions across the nation (Bank Robbery: “Even in this High-tech Age, Old-fashioned Bank Robberies are Still a Cause for Concern”).

We incorporate our SigNature DNA Markers in cash degradation inks that are used in the cash-in-transit industry in countries throughout Europe. This solvent-based ink marks bank notes if the cash box is compromised and has the ability to penetrate the bank notes rapidly and permanently. We believe our SigNature DNA Markers are more resilient and detectable than other competing technologies.

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

According to Havocscope and the Coalition Against Counterfeiting and Piracy, the market value of counterfeit clothing is $12 billion. In recent years, apparel accounted for 14% of the total counterfeit goods seized by U.S. agencies. Cass Johnson, with the National Council of Textile Organizations says counterfeit fabrics cost a billion dollars every year in lost tariffs to the United States. Britain’s fashion industry is worth around $57 million to the economy, but counterfeit clothing and footwear is estimated to cost designer brands and retailers around $5.4 billion each year.

Our SigNature T DNA anti-counterfeiting system for DNA marking and authentication of wool and cotton fibers is currently in use by our customers. We are now marking product in the United States and abroad to assure integrity of the textile supply chain. Our SigNature T commercial program involves the creation of a unique SigNature T DNA marker that will be used to mark one customer’s Extra Long Staple Pima cotton at the ginning stage. Once marked, the premium cotton fiber may be authenticated for textile identity from grower to ginner to spinner to manufacturer to distributor to retailer. At each step of the process, its textile identity will be tested to link the original cotton fiber to finished product, preserving the authenticity of the product and the integrity of the supply chain.

Automotive

Car theft affects thousands of people each year and has more wide-ranging impacts than simply the loss of a vehicle. It can be a difficult and traumatic time for the victims and have many emotional as well as financial consequences. In addition to the car owner, motor vehicle crime also affects car manufacturers, law enforcement agencies, registration authorities, insurance companies, legislative bodies, justice departments and vehicle related businesses, such as rental companies and scrap yards.

Interpol reported that for the year ending December 31, 2013, they had received 7.2 million records of reported stolen motor vehicles from 130 different countries (Interpol — Database Statistics). According to the FBI, a motor vehicle was stolen in the United States every 44 seconds in 2012 and the value of the stolen motor vehicles was more than $4.3 billion.

Car crime is a huge and profitable business, costing billions of dollars per year and representing approximately one third of all reported crime. It is estimated that approximately 70 percent of stolen cars are broken up and sold for spare parts, while the rest are given a false identity and sold, with many of those being exported to the Middle and Far East.

Our DNAnet product is currently being used to combat car theft. New cars are marked with a unique code applied at point of delivery to the customer and customer details are registered on a secure database. If the car is stolen and recovered, police would be able to link the criminal to the crime, and would know exactly where to return the vehicle. Highly visible warning stickers are displayed on the windshield of the car, deterring theft in the first place. Since 85% of stolen cars are taken after theft of car keys, other kinds of crime, such as home burglaries, also would be deterred.

Our SigNature DNA mark is being used to protect two European automotive manufacturers against the theft of automotive parts imported into at least one E.U. country. A unique, botanical DNA-based mark is designed and applied to multiple locations on the vehicle. The SigNature® DNA mark provides absolute identification for the vehicle, while also recording the name of the owner of that vehicle in a secure database. The marks are covert and difficult to remove. If found, vehicles and their component parts are traceable back to its owner and location, from anywhere on the globe.

Printing and Packaging

The scourge of counterfeiting in packaging has greatly intensified in recent years. Counterfeiting has spiked, causing detrimental health concerns for consumers, safety concerns for law enforcement agencies, and financial concerns for businesses worldwide. As a result, the global anti-counterfeit packaging market is estimated to reach approximately $128.6 billion by the year 2019, according to MarketsandMarkets.

Billions of dollars per year are at stake for companies as they seek ways to ensure that the products sold with their logos and branding are authorized and authentic. The proliferation of counterfeiting requires brand owners and their converter/printer partners to work together to create a multi-layered protection plan so that their packaging and labels protect their brands and deter those trying to profit at their (and their reputation’s) expense.

Counterfeiters have become so good at their unlawful activity that spotting the difference between legitimate and counterfeit products can be daunting. They have many ways to subvert legitimate brands. They may take an out-of-date — but legitimate — product and sell it in packaging and labels that have been faked. Sometimes, everything — including the packaging, labels and product itself — is counterfeit. Criminals might also use legitimate packaging with knock-off products.

We believe that our DNA taggants are the most advanced and secure technology available to the printing and packaging industries to combat counterfeit products. Our SigNature® DNA taggants offer a high level of security and flexibility in a cost-effective and easy-to-use format to suit the requirements and budget of any company. They can be either added to the substrate itself or to the ink or toner to act as a trace without impacting the quality of the ink or the substrate and without being able to be removed. A specialized reader is required to detect SigNature DNA and verify that a product is authentic. Our technology is versatile and is currently being used on packaging of food products by Nissha. Nissha uses SigNature DNA-based ink with its inkjet printing systems to help secure the fresh fish supply chain for the Ōita Fisheries Co-operative. The Ōita fish label is automatically linked to a central database that enables the food supplier, retailer as well as the end consumer to verify the original product information at the point of sale. In the future, it is our goal to be able to mark food and beverages directly with our safe and secure SigNature DNA taggants.

We have entered into a Certified Partner Program with six organizations. This program assures end-users of compliance with our standards for quality, reliability and security. The Program is organized into six Certified Partner category types: Marking, Printer, Equipment, Services, Test and Software Partners. Partnering with companies in each of these areas across an array of industries will provide a portfolio of solutions to the marketplace.

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

On September 9, 2010, Homeland Security Newswire published an article “Fake chips from China threaten U.S. military systems” in which a U.S. Chamber of Commerce estimate finds that the global market for counterfeit electronics may be as large as $10 billion. While these references include daunting statistics, the underlying problem has not changed because there was no satisfactory technological solution. Senate hearings in November 2011 revealed the discovery of over 1,800 incidents, totaling over 1 million parts, of counterfeit electronic parts in the defense supply chain (Senate Armed Services Committee Releases Report on Counterfeit Electronic Parts — Monday May 21, 2012). According to the semiconductor industry, counterfeiting results in a $7.5 billion loss in revenue annually as well as a loss of 11,000 U.S. jobs.

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

Law Enforcement and Home Asset Marking

Law enforcement organizations are always seeking a system they can use which will provide absolute proof of authentication. Specifically developed for covert operations, DNAnet products form an invisible coating when applied to skin, plastics, metals, glass, wood and fabric.

Forensic marking of home assets uses technology to code valuables at risk of theft to mark burglars, linking them directly with a crime scene. Over the years, authorities have found it difficult to obtain convictions of thieves in possession of suspected stolen property unless the true owner can be identified. We believe that DNAnet enhances law enforcement effectiveness by providing forensic quality evidence. We have been working with the UK Metropolitan Police Service (MPS) by providing DNAnet property marking kits as part of a major initiative to reduce crime in targeted London neighborhoods. Pilot programs are also ongoing in Sweden.

Additional pilot studies are planned or ongoing, formulating our SigNature DNA to be used in other areas of law enforcement including non-lethal ammunition.

Identification Cards and Secure Documents

Governments are increasingly vulnerable to counterfeiting, terrorism and other security threats at least in part because currencies, identity and security cards and other official documents can be counterfeited with relative ease. For instance, Havocscope, a company that collects black market intelligence and identifies security threats, reports that the value of counterfeit identification and passports is currently $100 million. (Havocscope — Fake IDs bought in the United States) Governments must also enforce the various anti-counterfeiting and anti-piracy regimes of their respective jurisdictions which becomes increasingly difficult with the continued expansion of global trade. Just to highlight the size of the problem, in April 2012 the European Parliament estimated that of the 6.5 million biometric passports in circulation in France between 500,000 and one million are ‘false’ having been obtained using counterfeit documents (Biometric National IDs and Passports: A False Sense of Security — June 19, 2012). Our SigNature DNA platform ingredient can provide secure, forensic, and cost-effective anti-counterfeiting, anti-piracy and identification solutions to local, state, and federal governments as well as the defense contractors and the other companies that do business with them. Our SigNature solution can be used for all types of identification and official documents, such as:

●	passports;

●	lawful permanent resident, or “green” cards;

●	visas;

●	drivers’ licenses;

●	Social Security cards;

●	military identification cards;

●	national transportation cards;

●	security cards for access to sensitive physical locations; and

●	other important identity cards, official documents and security-related cards.

Industrial Materials

The global polyolefin market is witnessing high growth on an account of increasing applications, technological advancements, and growing demand in the Asia-Pacific region. Polyolefins are largely used in industries such as film & sheet (food packaging, stretch & shrink films, trash bags, etc.), injection molding (packaging, automotive & transportation, consumables & electronics, building & construction, etc.), blow molding (blow molded bottles for juice, milk, motor oil, laundry detergents, etc.), and fibers & tapes (building & construction, etc.). Green polyolefins (mainly bio-polyethylene & bio-polypropylene), possess similar properties as that of petroleum-based polyolefin, are gaining popularity. (Polyolefin Markets by Types and Geography — Global Trends and Forecasts to 2018) Companies sell premium-quality plastic products, manufactured under the highest level of quality control and environmental safety control. Such high value products are prime candidates for counterfeiting via addition of cheap surrogates, manufactured as a low quality product with poor environmental safety control. Such counterfeit products would thus command premium pricing while compromising the prestige of the branded products. According to a new technical market research report, Global Market For Polyolefin Resins (PLS052A), from BCC Research, the global size of the polyolefin resins market was valued at $151.1 billion in 2011. Total market value is expected to reach $187.5 billion in 2016 after increasing at a five-year compound annual growth rate (CAGR) of 4.4%.

Agrochemicals

In Europe and other areas of the world use of counterfeit and illegally traded pesticides is increasing. Untested and unregulated products may threaten the health of farmers and consumers and pose risks to the natural environment. Counterfeit pesticides that make their way into the United States threaten the integrity of those industries that depend on the benefits of pesticide use.

Fighting counterfeit pesticides is a complex task. We believe that enforcement of European regulations governing pesticide use is inadequate and has led in recent years to an increase in use of illegal, counterfeit pesticides in European countries.

European Crop Protection Association statistics show that nearly 10% of the pesticides used in Europe are counterfeit and that their trafficking provides criminal organizations with an annual revenue of up to EUR 6 billion. According to a report by the European police cooperation body Europol, illegal products account for up to one quarter of all the crop protection products used in some Member States.

We are currently working in collaboration with a U.S.-based multinational company to SigNature DNA mark, protect and authenticate a crop protection product, and have initiated a pilot program to authenticate the SigNature DNA marker in the product itself, as well as verify the SigNature DNA-marked product after it is applied onto crops in the field. The value to the customer for this application is to ensure the quality and authenticity of the product, to minimize the risk of liability that might occur if the product is not used in compliance with the license agreement that is linked to the product, and ultimately, to ensure that the integrity of the customer’s supply chain is preserved. We are in similar discussions with other multinational agrochemical companies to develop customized SigNature DNA programs for other herbicides, insecticides, fungicides and pesticides, although there can be no assurance that these discussions will be successful. We anticipate that these programs will begin with pilot studies that will provide the client with an understanding as to how the SigNature DNA marker and authentication program will perform in the product itself and in the field. We intend to market and sell programs for the digitalDNA track and trace system that can ensure the original product is linked to original packaging, and thus ensuring the integrity of the agrochemical supply chain.

Pharmaceuticals

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drugmakers and distributors. Counterfeit prescription pharmaceuticals are a growing trend, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. The National Association of Boards of Pharmacy estimates that counterfeit drugs account for 1–2% of all drugs sold in the United States. The World Health Organization (WHO) estimates the annual worldwide “take” from counterfeit drugs to be £13 billion (approximately $20 billion USD), a figure that is expected to double by the end of this decade In some countries, counterfeit prescription drugs comprise as much as 70% of the drug supply and have been responsible for thousands of deaths in some of the world’s most impoverished nations, according to the WHO. Counterfeit pharmaceuticals are estimated to be a billion-dollar industry, though some estimate it to be much larger. In 2012, the WHO reported that in over 50% of cases, medicines purchased over the Internet from illegal sites that conceal their physical address have been found to be counterfeit (WHO: Medicines: Spurious/falsely-labelled/falsified/counterfeit (SFFC) medicines Fact Sheet June 2012). According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.

Based on this growing threat, many countries have started to address vulnerabilities in the supply chain by enacting legislation which, among other things, requires a comprehensive system, most often referred to as serialization or in the United States as Drug Supply Chain Security. In November 2013, H.R.3204, the Drug Quality and Security Act was signed into law and placed responsibility on the FDA to regulate and monitor the manufacturing of compounded drugs, rather than letting states enact their own, sometimes conflicting standards. The FDA’s proposed rules are in public feedback period now, with a timeline for adoption.

Drug Supply Chain Security and serialization requirements will be affecting all aspects of the pharmaceutical supply chain, starting with the manufacturer down through the packager, wholesaler, distributor and final dispensing entity. The laws provide an ‘audit trail’ (or documented evidence) to help to identify and catch counterfeiting and diversion. Serialization requires manufacturers, or in some virtual supply chains third-party packagers, to establish and apply to the smallest saleable unit package or immediate container a “unique identification number.” In some cases, drug makers are spending as much as 8 to 10 per cent of a medicine pack’s total production cost only on solutions to protect it from duplication and counterfeiting, according to company executives. Our unique DNA identifier mark-embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market.

Consumer Products

Counterfeit items are a significant and growing problem with all kinds of consumer packaged goods, especially in the retail and apparel industries. According to the World Customs Organization, European clothing and footwear companies lose an estimated EUR 7.5 billion per year to counterfeiting and Havocscope values the counterfeit clothing market at $12 billion (Havocscope — Counterfeit Clothing Market Value: $12 billion). We have developed and are currently marketing a number of solutions aimed at brand protection and authentication for the retail and apparel industries, including the clothing, accessories, fragrances and cosmetics segments. Our SigNature DNA platform ingredient can be used by manufacturers in these industries to combat counterfeiting and piracy of primary, secondary and tertiary packaging, as well as the product itself, and to track products that have been lost in transit, whether misplaced or stolen.

Food and Beverage

Counterfeit food threats are becoming more common as supply chains become more global and as imaging and manufacturing technology become more accessible. There are numerous alarming examples of counterfeit foods that have been reported. For instance, long-grain rice is being labelled and sold as basmati rice, Spanish olive oil is being bottled and sold as Italian olive oil, and mixtures of industrial solvents and alcohol are being sold as vodka. In addition, herbal teas have been found to contain no herbs or tea and juices have been found to contain vegetable oil, which is used as a flame retardant, and labeled tuna turns out to be an unidentifiable concoction of random meats. Although many of these stories have emerged from the UK and Europe, the fake-food problem is also relevant in the United States.

The National Center for Food Protection and Defense estimates that Americans pay $10 billion to $15 billion annually for fake food — often due to product laundering, dilution and intentionally false labeling.

We believe our SigNature DNA taggants and authentication program can help in the battle against counterfeit foods and beverages. Our technology is versatile and is currently being used on packaging of food products by Nissha. Nissha uses SigNature DNA-based ink with its inkjet printing systems to help secure the fresh fish supply chain for the Ōita Fisheries Co-operative. The Ōita fish label is automatically linked to a central database that enables the food supplier, retailer as well as the end consumer to verify the original product information at the point of sale. In the future, it is our goal to be able to mark food and beverages directly with our safe and secure SigNature DNA taggants.

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

Sales and Marketing

We have 11 employees engaged in sales and marketing, of which five are directly involved with sales. We expect to hire additional sales directors and/or consultants to assist us with sales and marketing efforts with respect to our target vertical markets in the areas of pharmaceuticals, printing and packaging and consumer asset marking.

Research and Development

Our research and development efforts are primarily focused on incorporating DNA into carriers (such as ink or textile treatments), and authenticating DNA from the marked substrates. As part of this effort, we typically conduct feasibility and pilot testing to ensure that DNA application methods are compatible with the customer’s manufacturing and logistic processes, and that they can be implemented in a cost effective manner. In some cases, the DNA application methods may undergo wash-out and/or adherence tests to ensure that DNA can be authenticated even if it is subjected to aggressive removal techniques. We are also actively involved in identifying new formulation development, and new application methods that provide even better adhesion of DNA to substrates, and more homogeneous distribution of the DNA onto the surface. In short, we have considerable experience working with a wide range of carriers and substrates, and authenticating them even years after they have been applied onto the surface. We believe that our continued development of new and enhanced technologies relating to our core business is essential to our future success. We incurred $1,300,750, $692,480 and $432,669 on research and development activities for the years ended September 30, 2014, 2013 and 2012, respectively.

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

Distribution of our Products and Commercial Agreements

Our products are distributed the following ways:

●	directly to the customer;

●	to a designated third party trained to mark parts for military suppliers (at the request of the customer); and

●	through a licensed distributor.

As of September 30, 2014, we entered into agreements with a few dozen customers to use Signature DNA markers in connection with the DLA program. These include customers at all nodes in the supply chain, including prime contractors, authorized distributors, independent distributors and manufacturers. Over 500,000 electronic components have been marked to this point. On November 13, 2014, we were awarded a contract by DLA to provide DLA with SigNature DNA marks and related equipment, services and training. We are working closely with DLA on a transition plan that may take approximately one year to accomplish.

Office of the Secretary of Defense. On August 28, 2014, we were awarded a two-year development contract by the Office of the Secretary of Defense on behalf of the Defense Logistics Agency (“DLA”) in the amount of $2.97 million. The Rapid Innovation Fund project will develop a single authentication platform — our Signature DNA and complementary technologies — to identify authentic products and deter counterfeits from infiltrating six Department of Defense Federal Supply Groups (“FSGs”).

Those FSGs are, in order of risk to DLA:

1.	FSG 59 (Electrical and Electronic Equipment Components)

2.	FSG 31 (Bearings)

3.	FSG 25 (Vehicular Equipment Components)

4.	FSG 29 (Engine Accessories)

5.	FSG 47 (Pipe, Tubing, Hose and Fittings)

6.	FSG 53 (Hardware and Abrasives)

Our DNA marking solution currently protects items in DoD Federal Supply Class (FSC) 5962, Microcircuits. This project will demonstrate our authentication solutions for the other high-risk commodities above.

We will perform services such as development, test and evaluation, field trials, and transition to government operations.

U.S. Missile Defense Agency. On July 14, 2014, we were awarded a Phase II SBIR contract by the U.S. Missile Defense Agency to perform research and development for avoidance of counterfeit parts by expanding the scope and scale of its existing SigNature DNA® technology platform established in its Phase I SBIR contract for Federal Supply Class 5962 electronic components, and by developing an optical reader. The contract provides for monthly payments to us totaling approximately $975,000 over a two year period.

Borealis Agreement. On March 31, 2014, we and Borealis AG, a provider of polyolefins, signed a term sheet for mutual development and cooperation regarding the supply of markers — and related additives — for polyolefin products. The cooperation between the parties will explore and test the feasibility of the project. The contract provides for initial payments to us aggregating $350,000, comprised of development and exclusivity fees. The payment of further installments is dependent on achieving specific performance goals over a defined period of less than one year.

3SI Agreement. On August 9, 2011, we entered into a Supplier Agreement, dated as of August 3, 2011 (the “Supplier Agreement”), with 3SI Security Systems, Inc., a manufacturer and seller of asset protection security systems based on ink and smoke staining as well as GPS technology (“3SI”). On the same date, we also entered into a License Agreement with 3SI, dated as of August 3, 2011 (the “License Agreement”). Under the terms of the Supplier Agreement, 3SI will purchase DNA markers and related products (“Markers”) from us to be incorporated into products subject to certain patents (“Licensed Patents”) owned by 3SI (the “Products”). Pursuant to the License Agreement, 3SI granted a nonexclusive irrevocable license to us to make, have made, use, import, offer to sell and sell the Products. Under the terms of the Supplier Agreement, 3SI is permitted to purchase the Products from us from time to time pursuant to purchase orders. The purchase price for the Products will be as set forth in an applicable product schedule for the purchase orders and may be adjusted from time to time pursuant to the terms of the Supplier Agreement. Under the terms of the License Agreement, we agreed to pay an initial payment and royalties to 3SI based on the number of Products sold, with such royalties being subject to adjustment pursuant to the terms of the License Agreement. The terms of the Supplier Agreement and the License Agreement will continue until the expiration of the Licensed Patents, unless earlier terminated under the terms of the respective agreements. Under the terms of the Supplier Agreement, 3SI has the right to immediately terminate upon written notice to us in the event that we fail to continuously maintain a minimum number of Markers to be incorporated into the Products, or upon 30 days written notice to us. Under the terms of the License Agreement, 3SI has the right to immediately terminate upon written notice to us in the event that we fail to continuously maintain a minimum number of Markers, or fail to sell Markers to 3SI for incorporation into the Products for a certain time after being ordered. On March 28, 2014, the License Agreement of August 3, 2011 was terminated and replaced by a “New License Agreement”. Pursuant to the New License Agreement, 3SI granted a nonexclusive irrevocable license to us to make, have made, use, import, offer to sell and sell the Products. No additional payments were made. Under the terms of the New License Agreement, 3SI has the right to immediately terminate upon written notice to us in the event that we fail to comply with the terms of the Supply Agreement.

Nissha Agreement. On December 14, 2009, we entered into a Supply Agreement with Nissha Printing Co., Ltd. (“Nissha”), an international printing company. In the agreement, we agreed to supply our authentication marks to Nissha to be incorporated into their printing ink. We received an initial fee, and we receive an annual fee and authentication mark fee for each unique authentication mark purchased. Additional fees may be received if more than 10 authentications per year are ordered by Nissha.

C.F. Martin & Co. Agreement. On July 18, 2011, we entered into a Joint Development Agreement, dated as of June 30, 2011 with C.F. Martin & Co., Inc., a designer and manufacturer of acoustic guitars, strings for acoustic guitars, and related guitar components and accessories (“Martin”). Under the terms of the agreement, we and Martin jointly developed, created and applied new techniques and know-how for labeling and authenticating guitars, guitar strings and related guitar components and accessories using DNA security markers created by us. Each party shall bear and be responsible for its own expenses and costs of the development and creation of the techniques and know-how. The agreement also provides that Martin shall purchase DNA security markers exclusively from us during the term of the agreement. The term of the agreement will continue until the parties agree that the development and creation of techniques or know-how for labeling guitars or guitar strings with DNA security markers is complete, unless either party terminates the agreement by giving at least sixty (60) days written notice to the other party.

Defense Logistics Agency. On June 17, 2011, we received approval and permission to disclose from the Defense Logistics Agency of the U.S. Department of Defense a time and material subcontract (the “Subcontract”) that we entered into on June 2, 2011 with the Logistics Management Institute (“LMI”). Under the terms of the Subcontract, we performed work and services for LMI and the DLA relating to a program to demonstrate the functional, technical and business viability of DNA marking technology as an anti-counterfeiting measure by using it in the DLA microcircuit supply chain. The program was divided into six tasks and involves the preparation, implementation and evaluation of marking materials for microcircuit chips and packages, creation of a business case analysis, development of a pricing and transition plan and identification of feasible techniques to apply DNA marks in conjunction with laser marking. The period of performance of the Subcontract was from May 26, 2011 through November 26, 2012. We received payment of $913,400 under this Subcontract through November 26, 2012, when the contract expired. On November 13, 2014, we were awarded a contract by DLA to provide DLA with SigNature DNA marks and related equipment, training and services.

RedWeb Asset Purchase. On May 10, 2013, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RedWeb Technologies Limited (“RedWeb”), a corporation incorporated and registered under the laws of England & Wales, to purchase certain assets of RedWeb (“Purchased Assets”) relating to its forensic tagging security system for a purchase price of £400,000 ($624,080). We completed the acquisition of the Purchased Assets on the same day. The Purchased Assets include RedWeb’s Sentry 500 Intruder Spray System, RedWeb’s Advanced Molecular Taggant Technology and all products relating thereto, certain intellectual property and supplies relating to the foregoing. £40,000 ($62,408) of the purchase price was held in escrow for up to one year to be applied against the indemnification obligations of RedWeb pursuant to the Asset Purchase Agreement. During May 2014, the escrow account was closed and we received £35,000 and paid RedWeb £5,000.

Defense Contractor. On October 4, 2013, we, as seller, entered into a master option agreement with one of the four largest American defense contractors, as buyer (“Buyer”), and committed to supply one (1) unique SigNature DNA provenance mark for Buyer and SigNature DNA ink for marking up to 25,000 electronic components/year, upon Buyer’s request through the issuance of a purchase order. For the Buyer, the agreement is an enterprise-wide option to purchase. The term of the agreement commenced on October 3, 2013 and expires October 3, 2023. Buyer has engaged a third-party marker, which third-party marker is and must remain approved by us, to provide certain services to incorporate our ink onto certain electronic components of Buyer. Either party may terminate the agreement in the event of a material breach that is uncured for 30 days. We have received from Buyer one purchase order governed by these terms in the amount of $62,000 thus far. The agreement severely restricts publicity on behalf of both parties.

Competition

The principal markets for our offerings are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: American Bank Note Holographics, Inc., Applied Optical Technologies, Authentix, Brandwatch, ChromoLogic LLC, Collectors Universe Inc., Collotype, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, L-1 Identity Solutions, Media Sec Technologies, Nanotech Security Corp, Nokomis, Inc. opSec Security Group plc., SelectaDNA, SmartWater Technology, Inc., Sun Chemical Corp, Tracetag, Prooftag SAS and Yottamark.

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

Proprietary Rights

We believe that our 23 patents, 47 patent applications, 27 registered trademarks, and 1 trademark application, and our trade secrets, copyrights and other intellectual property rights are important assets for us. Our patents will expire at various times between 2021 and 2025. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

Employees

We currently have 51 full-time employees and eight part-time employees, including six in management, nine in research and development, one in life sciences, four in forensics, seven in quality assurance, five in finance and accounting, eight in operations, 11 in sales and marketing, one in human resources, two administrative, two in information services and three in investor relations and communications. We expect to increase our staffing dedicated to sales, manufacturing and production, and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries and benefits to future employees. We anticipate that it may become desirable to add additional full and/or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel. Since June 2012 we have been working with Insperity Inc. to help us manage many of our back-end administrative human resources and payroll responsibilities.

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

We have a short operating history with our current business model, which involves the marketing, sale and distribution of anti-counterfeiting and product authentication solutions. Our operations since inception have produced limited revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. If we create significant revenues in the future, we expect to derive most of such revenues from the sale of anti-counterfeiting and product authentication solutions, which are immature industries. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage operating company in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of losses from operations which may continue, and which may harm our ability to obtain financing and continue our operations.

We incurred operating losses of $12.3 million and $10.2 million for the years ended September 30, 2014, and 2013, respectively. These operating losses have principally been the result of the various costs associated with our selling, general and administrative expenses as we expanded operations, acquired, developed and validated technologies, expanded marketing activities, incurred interest expense on notes we issued to obtain financing and issued warrants with “reset” provisions. Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve any level of market acceptance. If we continue to incur losses, our accumulated deficit will continue to increase which might significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

We will require additional financing which may require the issuance of additional shares which would dilute the ownership held by our stockholders.

We will need to raise funds through either debt or the sale of our shares in order to achieve our business goals. Any shares issued would further dilute the percentage ownership held by the stockholders. Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares. Our public offering during November 2014 resulted in dilution to investors and future offerings of securities could result in further dilution to investors.

Our operating results could be adversely affected by a reduction in business with our customers that supply parts to the United States Defense Logistics Agency (“DLA”).

We derive a significant amount of revenues from a group of customers that supply FSC 5962 parts to DLA. Taken as a group, these customers were responsible for approximately 45%, 54% and 46% of our revenues for the years ended September 30, 2014, 2013 and 2012, respectively. As of December 15, 2014, DLA will DNA mark all FSC 5962 microcircuits at its Electronic Test Laboratory in Columbus, Ohio and will no longer issue solicitations requiring suppliers to provide DNA marked FSC 5962 microcircuits. On November 13, 2014, we were awarded a contract by DLA to provide DLA with a SigNature DNA mark and related equipment, services and training. We are working with DLA to develop an appropriate transition plan to this new approach. Over time, this change could result in lower revenues and could adversely impact our business, financial condition or results of operations.

Our operating results could be adversely affected by a reduction in business with our significant customers.

Although no customer represented greater than 10% of our total revenues for the fiscal years ended September 30, 2014 or 2013, in the past we have derived a significant amount of revenues from a few customers. An aggregate of 54% of our total revenues for fiscal 2012 was attributable to two customers. In addition, our group of customers who supply FSC 5962 microcircuits to DLA, constituting 45% of our revenues for the fiscal year ended September 30, 2014, will most likely be reduced as a result of DLA’s decision to DNA mark microcircuits at its own laboratory instead of issuing third party solicitations to suppliers. Generally our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

If we are unable to obtain additional financing our business operations may be harmed or discontinued.

Our continuation as a going concern is dependent upon our future revenues and our ability to commercialize more products, obtain additional capital and attain profitable operations. We will require additional funds to complete the continued development and commercialization of our products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover our operating expenses. If we are unsuccessful in obtaining the necessary additional financing, we will most likely be forced to reduce or terminate our operations.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, cyber-attacks or other vulnerabilities in our computer systems, terrorism, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses.

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

If we are unable to retain the services of Dr. Hayward or Dr. Liang, we may not be able to continue our operations.

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

The principal markets for our anti-counterfeiting and product authentication solutions are intensely competitive. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: American Bank Note Holographics, Inc., Applied Optical Technologies, Authentix, Collectors Universe Inc., Brandwatch, Collotype, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., ID Global, Informium AG, Inksure Technologies, Kodak, L-1 Identity Solutions, Media Sec Technologies, opSec Security Group plc., SelectaDNA, SmartWater Technology, Inc., Sun Chemical Corp, Tracetag, Prooftag SAS and Yottamark.

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

To generate broad product lines, it is advantageous to sometimes license technologies from third parties rather than depend exclusively on the development efforts of our own employees. As a result, we believe our ability to license new technologies from third parties may be important to our ability to offer new products. In addition, from time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to seek a license for these technologies from these third parties. There can be no assurance that we will be able to successfully identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all.

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

A percentage of our sales occur outside of the U.S. As a result, we are subject to the economic, political, regulatory and other risks of international operations.

For fiscal 2014 and 2013, 33% and 38%, respectively, of our revenue was from customers located outside of the U.S. We believe that the revenue from the sale of our products outside the U.S. will continue to grow in the near future. We intend to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

●	nationalization of private enterprises and assets;

●	political or economic instability in certain countries and regions;

●	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

●	the possibility that foreign governments may adopt regulations or take other actions that could directly or indirectly harm our business and growth strategy;

●	credit risks;

●	currency fluctuations;

●	tariff and tax increases;

●	export and import restrictions and restrictive regulations of foreign governments;

●	shipping products during times of crisis or wars; and

●	other risks inherent in foreign operations.

We are subject to numerous regulatory, legal, operational, and other risks as a result of our international operations which could adversely impact our businesses in many ways.

As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by Office of Foreign Assets Control and similar multi-national bodies and governmental agencies worldwide, and the Foreign Corrupt Practices Act (“FCPA”). A violation of a sanction or embargo program or of the FCPA or similar laws prohibiting certain payments to governmental officials, such as the U.K. Bribery Act, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties which could adversely impact our business and operations.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our or our licensor’s issued patents or pending applications or that we or our licensors were the first to invent the technology. During the ordinary course of our business, we do not conduct “prior art” searches before filing a patent application. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

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

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, former consultants and vendors and service providers. We have faced such claims and litigation in the past and we cannot assure that we will not be subject to claims in the future. In the event that a claim is successfully brought against us, considering our lack of material revenue and the losses our business has incurred for the period from our inception to September 30, 2014, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

Risks Relating to Our Common Stock:

There are a large number of shares of common stock underlying our outstanding options and warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.

As of December 11, 2014, we had 17,309,702 shares of common stock issued and outstanding and outstanding options and warrants to purchase 6,917,232 shares of common stock. The issuance of shares upon exercise of outstanding options and warrants will cause immediate and substantial dilution to the interests of other stockholders.

We may require additional financing in the future, which may not be available or, if available, may be on terms that cause a decline in the value of our securities.

If we raise capital in the future by issuing additional securities, investors may experience a decline in the value of their securities.

If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted.

Our common stock and warrants are listed on the NASDAQ Capital Market under the symbols “APDN” and “APDNW,” respectively. For our common stock and warrants to continue to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market continued listing requirements. If we were unable to meet these requirements, including, but not limited to, requirements to obtain shareholder approval of a transaction other than a public offering involving the sale or issuance equal to 20% or more of our common stock at a price that is less than the market value of our common stock, our common stock and warrants could be delisted from the NASDAQ Capital Market. If our securities were to be delisted from the NASDAQ Capital Market, our securities could begin to trade on the over-the-counter bulletin board or on the OTC Link, as the case may be. In such event, our securities could once again be subject to the “penny stock” rules which among other things require brokers or dealers to approve investors’ accounts, receive written agreements and determine investor suitability for transactions and disclose risks relating to investing in the penny stock market. Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Any material weaknesses in our internal control over financing reporting in the future could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

Any future failure to remedy deficiencies in our internal control over financial reporting that may be discovered or our failure to implement new or improved controls, or difficulties encountered in the implementation of such controls, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that internal control over our financial reporting is effective. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties or shareholder litigation, which could have an adverse effect on our results of operations and the trading price of our common stock.

In addition, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Furthermore, deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such non-compliance could subject us to a variety of administrative sanctions, including review by the SEC or other regulatory authorities.

We may be subject to claims for damages in connection with certain sales of shares of our common stock in the open market.

There may have been inadvertent violations of federal and state securities laws in connection with certain sales of shares of our common stock in the open market pursuant to a registration statement on Form S-3 that we had filed to cover the resale of shares issued or to be issued that was declared effective by the Securities and Exchange Commission on July 31, 2013. On December 20, 2013, we filed our annual report on Form 10-K for the fiscal year ended September 30, 2013 (the “Original 2013 Form 10-K”) which did not include the auditor attestation report on internal control over financial reporting required by Section 404(b) of Sarbanes-Oxley (the “Auditor Attestation Report”). On May 1, 2014, we filed a Form 10-K/A amendment to the Original 2013 Form 10-K in order to include the Auditor Attestation Report.

There were approximately three months when sales of shares may have occurred in open market transactions pursuant to our registration statement when the use thereof should have been suspended. Any such sales may have violated Section 5 or Section 12(a)(1) of the Securities Act and, as a result, we may be liable for claims for damages. In addition, the Securities and Exchange Commission and relevant state regulators could impose monetary fines or other sanctions on us as provided under relevant federal and state securities laws. The amount of such damages and penalties, if any, cannot be determined at this time. If the payment of damages or fines is significant, it could have a material, adverse effect on our cash flow, financial condition or prospects.

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

On June 14, 2013, we entered into an operating lease agreement for a larger facility for our new corporate headquarters, located at the Long Island High Technology Incubator (“LIHTI”), which is located on the campus of Stony Brook University at 50 Health Sciences Drive, Stony Brook, NY 11790. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods. We also have operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York. The leases for both of these spaces are currently on a month to month basis.

ITEM 3.                LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

SmartWater, Ltd. v. Applied DNA Sciences, Inc. (Civil Action No. 12-05731-JS-AKT, Eastern District of New York)

On August 24, 2012, SmartWater Limited (“SmartWater”) filed a complaint for patent infringement against us in the United States District Court for the Southern District of Florida. It alleged that we infringed two of SmartWater’s patents. Upon our motion, the case was transferred to the United States District Court for the Eastern District of New York. On June 26, 2013, SmartWater moved for leave to file an amended complaint. By memorandum and order dated September 27, 2013, the Court held that SmartWater had adequately stated claims for direct infringement, but dismissed the claims for contributory infringement with respect to both patents and induced infringement with respect to one patent.

On June 11, 2014, SmartWater filed a motion for an order dismissing its remaining patent infringement claims against us with prejudice. On July 18, 2014, we filed a request for an award of attorneys’ fees. On September 29, 2014, the Court dismissed SmartWater’s claims with prejudice and denied our request for attorneys’ fees. As part of the dismissal, the Court ordered that SmartWater is permanently barred from suing us or any other entity with respect to the patents at issue as they relate to our products or services. SmartWater recovered nothing from us as a result of its suit.

ITEM 4.                MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was quoted on The Over The Counter Market Group (“OTCQB”) maintained by the National Association of Securities Dealers under the symbol “APDN” through November 14, 2014 and was listed on The NASDAQ Capital Market under the symbol “APDN” on November 17, 2014. Our warrants were listed on The NASDAQ Capital Market under the symbol “APDNW” on November 17, 2014. There is no certainty that the common stock and warrants will continue to be listed or that any liquidity exists for our stockholders.

The following table sets forth the quarterly quotes of high and low prices for our common stock on the OTCQB during the fiscal years ended September 30, 2013 and 2014. The following high and low sales prices of our common stock have been adjusted retroactively to reflect a one-for-60 reverse stock split that was effective on October 29, 2014.

	Fiscal 2013		Fiscal 2014

	High	Low	High	Low
First Quarter	$17.40	$10.20	$11.40	$4.80
Second Quarter	$13.80	$7.80	$10.80	$7.20
Third Quarter	$15.60	$10.20	$8.40	$6.00
Fourth Quarter	$12.00	$5.40	$7.80	$5.40

Holders

As of December 11, 2014, we had approximately 681 holders of our common stock and 3 holders of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock and warrants is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Equity Compensation Plan Information

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of Common Stock approved the 2005 Incentive Stock Plan. In 2007, 2008 and 2012, the Board of Directors and holders of a majority of the outstanding shares of Common Stock approved various increases in the number of shares of Common Stock that can be issued as stock awards and stock options thereunder to an aggregate of 5,833,334 shares and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year to 833,334 shares.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of Common Stock. As of September 30, 2014, a total of 211,252 shares have been issued and options to purchase 3,350,780 shares have been granted under the 2005 Incentive Stock Plan.

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

Recent Sales of Unregistered Securities

On June 3, 2014, we closed a private placement of our Common Stock and warrants to purchase Common Stock with a group of investors, including members of our senior management team and the Board of Directors, pursuant to subscription agreements for gross proceeds of $2,145,956 (“Private placement”). We issued and sold 312,257 shares of our Common Stock at a purchase price of $6.87 per share and warrants to purchase 312,257 shares of Common Stock. The purchase price of the Common Stock represented a 5% discount to the volume weighted average closing price of the Common Stock from May 13, 2014 to May 16, 2014, which ranged from $6.93 to $7.47 per share during the period. The Warrants are exercisable at a price of $8.25 per share (representing a 20% premium to the Purchase Price) for a period of one year and do not have cashless exercise provisions. The Common Stock purchased as well as the Common Stock to be issued upon exercise of the Warrants will be subject to the six month holding period provisions of Rule 144.

On July 8, 2014, we closed on an additional subscription agreement under this private placement, with the same terms as disclosed above. We issued and sold 1,500 shares of its Common Stock and warrants to purchase 1,500 shares of Common Stock for total proceeds of $10,308.

As disclosed in Note E to the accompanying consolidated financial statements, on November 11, 2014, Dr. Hayward and the other individual agreed to exchange in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act their respective 12.5% Promissory Notes dated as of September 11, 2014 (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, in the case of Dr. Hayward, and 252,137 shares of common stock and warrants to purchase 252,137 shares of common stock, in the case of the other individual, at $3.25, the public offering price per share and warrant in our underwritten public offering, which closed on November 20, 2014. The Common Stock purchased as well as the Common Stock to be issued upon exercise of the Warrants will be subject to the six month holding period and other provisions of Rule 144.

Unless otherwise indicated, the foregoing issuances of Common Stock and warrants were exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and by Rule 506 of Regulation D promulgated under the Securities Act. Each investor represented that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA.

The selected historical financial data presented below under the heading “Consolidated Statement of Operations Data” and “Per Share Data” for the fiscal years ended September 30, 2014, 2013 and 2012 and selected financial data presented below under the heading “Consolidated Balance Sheet Data” as of September 30, 2014 and 2013 have been derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Consolidated Statement of Operations Data” and “Per Share Data” for the years ended September 30, 2011 and 2010 and the selected historical financial data presented below under the heading “Consolidated Balance Sheet Data” as of September 30, 2012, 2011 and 2010 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Years Ended September 30,
	2014	2013	2012	2011	2010
Revenues:	$2,721,224	$2,036,222	$1,854,694	$968,848	$519,844
Operating expenses:
Selling, general and administrative	13,249,753	11,198,505	7,615,734	8,388,873	7,189,020
Research and development	1,300,750	692,480	432,669	268,876	75,961
Depreciation and amortization	442,262	321,074	313,940	367,556	371,914
Total operating expenses	14,992,765	12,212,059	8,362,343	9,025,305	7,636,895
LOSS FROM OPERATIONS	(12,271,541)	(10,175,837)	(6,507,649)	(8,056,457)	(7,117,051)
Other income (expense):
Interest income (expense), net	(11,029)	1,272	(643,063)	(2,458,667)	(792,549)
Other (expense) income, net	123,914	(3,761)	—	—	—
Loss on change in fair value of warrant liability	(908,005)	(7,508,146)	—	—	—
(Loss) income before provision for income taxes	(13,066,661)	(17,686,472)	(7,150,712)	(10,515,124)	(7,909,600)
Income taxes (benefit)	—	—	—	—	—
NET (LOSS) INCOME	$(13,066,661)	$(17,686,472)	$(7,150,712)	$(10,515,124)	$(7,909,600)
Net (loss) income per share:
Basic and diluted	$(0.97)	$(1.51)	$(0.74)	$(1.67)	$(1.58)
Weighted average common shares outstanding:
Basic and diluted	13,515,518	11,730,879	9,601,525	6,280,563	5,005,882

Consolidated Balance Sheet Data

	As of September 30,
	2014	2013	2012	2011	2010
Current assets:
Cash and cash equivalents	$1,393,132	$6,360,301	$724,782	$2,747,294	$17,618
Accounts receivable, net of allowance	834,818	672,638	296,994	208,587	63,029
Prepaid expenses	135,365	174,096	80,037	76,290	161,456
Total current assets	2,363,315	7,207,035	1,101,813	3,032,171	242,103
Noncurrent assets	1,142,742	1,167,931	247,121	471,385	1,171,211
Total assets	$3,506,057	$8,374,966	1,348,934	$3,503,556	$1,413,314
Current liabilities:
Accounts payable and accrued liabilities	$1,494,759	$966,977	$592,009	$768,061	$967,550
Promissory notes payable	1,800,000	—	—	—
Advances from Officers	—	—	—	—	50,000
Convertible notes payable, net	—	—	—	3,730,880	1,774,080
Deferred revenue	583,362	148,503	—	—	—
Total current liabilities	3,878,121	1,115,480	592,009	4,498,941	2,791,630
Convertible note payable-related party, net 2013	—	—	—	—	219,714
Warrant liability	1,096,412	2,643,449	—	—	—
Total liabilities	4,974,533	3,758,929	592,009	4,498,941	3,011,344
Preferred stock	—	—	—	—	—
Common stock	13,937	13,109	10,770	7,889	5,773
Additional paid in capital	198,277,859	191,296,539	169,753,294	160,853,153	149,737,500
Accumulated deficit	(199,760,272)	(186,693,611)	(169,007,139)	(161,856,427)	(151,341,303)
Total stockholders’ (deficit) equity	(1,468,476)	4,616,087	756,925	(995,385)	(1,598,030)
Total Liabilities and Stockholders’ (Deficit) Equity	$3,506,057	8,374,966	$1,348,934	$3,503,556	$1,413,314

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

All warrant, option, share and per share information in this report gives retroactive effect to a one-for-60 reverse stock split that was effective on October 29, 2014.

Introduction

Using biotechnology as a forensic foundation, we create unique security solutions addressing the challenges of modern commerce. Whether working in supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure and flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our botanical DNA-based technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength.

General

To date, the substantial portion of our revenues has been generated from sales of Signature DNA and fiberTyping, our principal anti-counterfeiting and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA platform ingredient, our fibertyping, DNAnet, and digitalDNA offerings and the Counterfeit Prevention Authentication Program. We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet current and anticipated future demand. We have limited sources of liquidity. We have developed or are currently attempting to develop business in the following target markets: microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), textiles and apparel, automotive, printing and packaging, homeland security, law enforcement and home asset marking, identity cards and other secure documents, industrial materials, agrochemicals, pharmaceuticals, consumer products, food and beverage, fine wine, and art and collectibles. Our developments in the semiconductor authentication, cash-in-transit, polyolefins, and textile and apparel authentication have contributed to the increase in our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;

●	Equity based compensation;

●	Fair value of financial instruments.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered, service hasn’t been provided, or is subject to refund until such time that we and the customer jointly determine that the product has been delivered, service has been provided, or no refund will be required. At September 30, 2014, and 2013, we recorded deferred revenue of $583,362 and $148,503, respectively.

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

Revenue for government contract awards, which supports our development efforts on specific projects, is recognized as milestones under the contract are achieved as per the contract. We recognized revenue of approximately $156,452, $100,000 and $0 from these contracts during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

We utilize observable market inputs (quoted market prices) when measuring fair value whenever possible.

For fair value measurements categorized within Level 3 of the fair value hierarchy, our accounting and finance department, who reports to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of our accounting and finance department and are approved by the Chief Financial Officer.

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

Comparison of the Year Ended September 30, 2014 to the Year Ended September 30, 2013

Revenues

For the fiscal years ended September 30, 2014 and 2013, we generated $2,721,224 and $2,036,222 in revenues from operations, respectively. The increase in revenues of $685,002 or 33.6% for the twelve months ended September 30, 2014 was primarily caused by revenue recognized of $219,250 from a $350,000 term sheet entered into with Borealis AG, a provider of polyolefins where we agreed to cooperate in the development and supply of markers and related additives for polyolefin products. The increase in revenue is also related to an increase in sales to suppliers of the DLA of approximately $162,000 from renewals of existing contracts as well as the signing of new contracts. Revenue from military contract awards increased approximately $56,000 for the fiscal year ended September 30, 2014 as compared to the same period in the prior year. To a smaller extent, the revenue increase is also attributable to an increase in fiberTyping sales of approximately $28,000.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal years ended September 30, 2014 increased by $2,051,248 or 18.3% to $13,249,753 from $11,198,505 in the same period in 2013. The increase is primarily attributable to an increase in payroll of approximately $1.4 million due to an increase in fulltime employees from 47 as of September 30, 2013 to 51 fulltime employees as of September 30, 2014 and is also due to a full year of payroll expense during fiscal 2014 for the increase in headcount during fiscal 2013. The increase is also due to shares of common stock issued to a business strategy consultant for settlement of their fees during the fiscal year ended September 30, 2014 for $337,501. Rent and related utilities expense increased by approximately $273,000 as a result of our larger office space and our now paying utilities as compared to them being included as part of rent during the first half of the fiscal year ended September 30, 2013. Legal fees also increased by approximately $234,000, related to legal fees incurred for the SmartWater litigation, as disclosed in footnote K of the accompanying consolidated financial statements.

Research and Development

Research and development expenses increased by $608,270 or 87.8% for the fiscal year ended September 30, 2014 compared to the same period in 2013 to $1,300,750 from $692,480. This increase is primarily due to the increased laboratory space with our new corporate headquarters, which resulted in additional expenses of approximately $150,000, as well as an increase in research and development to support expansion of our business and markets of approximately $455,000. In particular we have multiple workstreams in progress toward a launch of new products for field detection and rapid reading of optical marks which use the SigNature DNA ingredient.

Depreciation and Amortization

In the fiscal year ended September 30, 2014, depreciation and amortization increased by $121,188 or 37.7% compared to the same period in 2013 from $321,074 for the fiscal year ended September 30, 2013 to $442,262 for the fiscal year ended September 30, 2014. The increase is attributable to depreciation and amortization expense for the leasehold improvements and lab equipment purchased during the second half of the fiscal year ended September 30, 2013 related to the relocation of our corporate offices. The increase also relates to amortization for the intellectual property purchased from RedWeb Technologies during May 2013 and purchases of lab and computer equipment during the fiscal year ended September 30, 2014 of approximately $220,000

Total Operating Expenses

Total operating expenses increased to $14,992,765 for the fiscal year ended September 30, 2014 from $12,212,059 in the same period of 2013, or an increase of $2,780,706 or 22.8%, primarily attributable to an increase in salaries and in R&D expenditures, as more fully described above.

Interest (Expenses) Income

Interest (expenses) income for the twelve months ended September 30, 2014, increased to expense of ($11,029) from income of $1,272 in the same period of 2013. The increase in interest (expense) income was due to the interest expense of $11,875 for the promissory notes entered into on September 11, 2014 as discussed in note E of the accompanying consolidated financial statements

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the twelve months ended September 30, 2014 and 2013 was $908,005 and $7,508,146, respectively. These losses relate to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non cash adjustment to our current period operations.

Net Loss

Net loss for the twelve months ended September 30, 2014 was $13,066,661 compared to $17,686,472 in the same period of 2013, a decrease of $4,619,811 or 26% primarily a result of the decrease in our loss on change in fair value of warrant liability as well as the combination of factors described above.

Comparison of the Year Ended September 30, 2013 to the Year Ended September 30, 2012

Revenues

For the years ended September 30, 2013 and 2012, we generated $2,036,222 and $1,854,694 in revenues from operations, respectively. The increase in revenues of $181,528 or 9.8% for the twelve months ended September 30, 2013 was primarily caused by sales to suppliers of the DLA. In late January 2013, the DLA announced that it would subsidize marking costs for its trusted suppliers, and in March 2013, after this and other mechanisms were in place, we were able to begin shipments for this market. The sales to these third party suppliers during the year ended September 30, 2013 was offset by a decrease in sales due to the completion of our prior pilot contract with the Logistics Management Institute (“LMI”). Revenue during the twelve months ended September 30, 2013 included $100,000 recognized from a development contract from the Missile Defense Agency.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the twelve months ended September 30, 2013 increased by $3,582,771 or 47% to $11,198,505 from $7,615,734 in the same period in 2012. The increase is primarily attributable to higher professional fees, specifically for legal and consulting services, and additional salary expenses due to building an infrastructure for finance, production and information technology, to meet the anticipated future demand for sales. The increase is also attributable to increased rent expense due to the move into our new corporate headquarters. Bad debt expense increased to $77,415 for the year ended September 30, 2013 as compared to $0 for the year ended September 30, 2012.

Research and Development

Research and development expenses increased by $259,811 or 60.0% for the year ended September 30, 2013 compared to the same period in 2012 to $692,480 from $432,669. This increase is primarily due to the increased laboratory space with our new corporate headquarters as well as an increase in research and development to support expansion of our business and markets.

Depreciation and Amortization

In the twelve months ended September 30, 2013, depreciation and amortization increased by $7,134 or 2.3% compared to the same period in 2012 from $313,940 for the year ended September 30, 2012 to $321,074 for the year ended September 30, 2013. The increase in depreciation expense for the year ended September 30, 2013 was attributable to the impairment of certain intellectual property purchased as part of the purchase of certain assets of RedWeb Technologies of approximately $115,000. The increase is also due to depreciation and amortization expense for the leasehold improvements and lab equipment purchased during the year ended September 30, 2013 related to the relocation of our corporate offices. These increases were offset by the completion of the amortization of our intangible property, for which we incurred approximately $270,000 of amortization expense during the year ended September 30, 2012 as compared to $19,470 for the year ended September 30, 2013. The amortization during the year ended September 30, 2013 related to the intellectual property acquired from RedWeb Technologies.

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

Loss from Change in Fair Value of Warrant Liability

In November 2012 and July 2013, we issued warrants containing certain reset provisions which require us to classify them as a liability and mark the warrants to market and record the change in fair value each reporting period as a non-cash adjustment to our current period operations. This resulted in a $7,508,146 charge to operations during the twelve months ended September 30, 2013 as compared to $-0- for the same period in the prior year.

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

Interest Expenses

Interest expenses for the twelve months ended September 30, 2012, decreased to $643,063 from $2,458,667 in the same period of 2011, a decrease of $1,815,604. The decrease in interest expense was due to reduction in the amortization of debt discounts attributable to our convertible notes of $541,120 as compared to $2,096,427 for the same period last year.

Net Loss

Net loss for the twelve months ended September 30, 2012 was $7,150,712 compared to $10,515,124 in the same period of 2011, a net change of $3,364,412 as a result of the combination of factors described above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of September 30, 2014, we had working capital deficit of $1,514,806. For the year ended September 30, 2014, we generated a net cash flow deficit from operating activities of $8,512,738 consisting primarily of our loss of $13,066,661, net with non-cash adjustments of $442,262 in depreciation and amortization charges, $2,033,341 for stock-based compensation, $908,005 change in fair value of warrant liability, $337,501 in common stock issued for consulting services and $19,755 of bad debt expense. Additionally, we had a net increase in operating assets of $149,583 and a net increase in operating liabilities of $962,642. Cash used in investing activities was $229,591 for the purchase of property, plant and equipment. Cash provided by financing activities was $3,775,160, which included $2,156,264 in proceeds from the sale of common stock related to a private placement and $1,800,000 in proceeds from promissory notes. These were offset by $181,104 in capitalized offering costs.

We have recurring net losses, which have resulted in an accumulated deficit of $199,760,272 as of September 30, 2014. At September 30, 2014 we had cash and cash equivalents of $1,393,132. Our current capital resources include cash and cash equivalents and other working capital resources. Historically, we have financed our operations principally from the sale of equity securities. We raised $2,156,264 in a private placement of common stock and warrants and $1,800,000 in promissory notes during the fiscal year ended September 30, 2014, including $1,000,000 from a related party. See Notes H and E, respectively, of the accompanying consolidated financial statements. Also, as discussed in Note M to the accompanying consolidated financial statements, on November 20, 2014 the Company closed its underwritten public offering of common stock and warrants for gross proceeds of $9.1 million. The Company utilized $4,091,000 of these gross proceeds to repurchase the remaining Series B warrants from an investor, as discussed in Note F of the accompanying consolidated financial statements.

We expect to finance operations primarily through cash flows provided by operating activities provided that we achieve a sufficient level of future revenues. We estimate that our cash and cash equivalents are sufficient to fund operations for the next twelve months.

We will require additional funds to complete the continued development of our products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover our operating expenses. If we are unsuccessful in obtaining the necessary additional financing, we will most likely be forced to reduce operations.

We expect capital expenditures to be less than $900,000 in fiscal 2015. Our primary investments will be in laboratory equipment to support prototyping, manufacturing, our authentication services, and outside services for our detector and reader development.

Substantially all of the real property used in our business is leased under operating lease agreements.

Commitments and Contingencies

Our principal contractual obligations and commercial commitments at September 30, 2014, are summarized in the following charts. We have no other off-balance sheet commitments.

	Payments Due By Period
Contractual Obligations (in thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Over 5 Years
Lease commitments:
Operating leases	$769,351	$468,548	$300,803	$—	$—
Fixed common area maintenance	—	—	—	—	—
Total	$769,351	$468,548	$300,803	$—	$—

Recent Debt and Equity Financing Transactions

Fiscal 2014

On September 11, 2014, we issued and sold promissory notes (the “Notes”) in the aggregate principal amount of $1,800,000 and bearing interest at a rate of 12.5% per annum to Dr. James A. Hayward, our President, Chairman and Chief Executive Officer, in the amount of $1,000,000, and to another individual, in the amount of $800,000, both of whom are “accredited investors” as defined in regulations promulgated under the Securities Act.

The Notes had a ten month maturity. Interest was payable in cash or in shares of common stock at the option of the holders of the Notes. The Notes could have been prepaid in whole or in part, at any time, subject to certain prepayment penalties. Upon an event of default, the Notes and all accrued interest thereon would have automatically converted into common stock at the closing price of the common stock on the date of issuance of the Notes. In the event of a consolidation or merger with another corporation in which we did not survive, the Notes would have been paid in full. On November 11, 2014, Dr. Hayward and the other individual agreed to exchange for cancellation their respective notes (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, in the case of Dr. Hayward, and 252,137 shares of common stock and warrants to purchase 252,137 shares of common stock, in the case of the other individual, at $3.25 per share, the aggregate public offering price per share and warrant of our underwritten public offering, which closed on November 20, 2014.

On June 3, 2014 we closed a private placement of our common stock and warrants to purchase common stock (“Warrants”) with a group of investors (collectively the “Investors”), pursuant to subscription agreements for gross proceeds of $2,145,956. We issued and sold 312,257 shares of common stock at a purchase price of $6.87 per share (“Purchase Price”) and Warrants to purchase 312,257 shares of common stock. The Purchase Price of the common stock represents a 5% discount to the volume weighted average closing price of the common stock from May 13, 2014 to May 16, 2014, which ranged from $6.93 to $7.47 per share during the period. The Warrants are exercisable at a price of $8.25 per share (representing a 20% premium to the Purchase Price) for a period of one year and do not have cashless exercise provisions. The common stock purchased as well as the common stock to be issued upon exercise of the Warrants will be subject to the six month holding period provisions of Rule 144.

On July 8, 2014, we closed on an additional subscription agreement under this private placement, with the same terms as disclosed above. We issued and sold 1,500 shares of our common stock and warrants to purchase 1,500 shares of our common stock for total proceeds of $10,308.

Fiscal 2013 — Securities Purchase Agreements

During the year ended September 30, 2013, we entered into two securities purchase agreements on November 28, 2012 (the “Initial Purchase Agreement”) and July 19, 2013 (the “Second Purchase Agreement”), respectively, with an institutional investor (“Investor”) to sell an aggregate of $15.0 million ($7.5 million per agreement) of our securities (collectively, the “Purchase Agreements”). The total net proceeds received under these two transactions were $14.6 million ($15 million gross proceeds, less investment fees of $365,000). The table below summarizes the securities issued as part of the Purchase Agreements.

Securities Issued	Initial Purchase Agreement		Second Purchase Agreement
	Shares issued	Price per share	Shares issued	Price per share
Common Stock	179,211	$11.16	178,253	$11.22
Series A Warrants	179,211	$13.39	178,253	$14.59
Series B Warrants	492,831	$13.39	490,196	$14.59
Series C Warrants	448,029	$13.39	445,633	$14.59
Series A Preferred Stock	5,500	$1,000	—	$—
Series B Preferred Stock	—	$—	5,500	$1,000

The Series A and Series B Preferred contained weighted average anti-dilution protection. The Series A and Series B Preferred did not accrue dividends. Our common stock was junior in rank to the Series A and Series B Preferred with respect to preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. The Series A and Series B Preferred generally had no voting rights except as required by law. The Series A and Series B Preferred were converted into common stock as set forth below.

Investor could have exercised Series A and Series B Warrants by paying in cash or on a cashless basis by exchanging such Warrants for common stock using the Black-Scholes value and the then market price of the common stock. In the event that the common stock traded at a price 25% or more above the exercise price of the Series A and Series B Warrants for a period of 20 consecutive days (with average daily dollar volume of common stock on the OTC Bulletin Board at least equal to $300,000), we could have obligated Investor to exercise such Warrants for cash.

Pursuant to the registration rights agreements with Investor, we filed registration statements within 30 days of the Initial Closing of the Purchase Agreements. The registration statements covered the resale of all shares of common stock issuable pursuant to the Purchase Agreements, including the shares of common stock underlying the Series A and Series B Preferred and Series A, B and C Warrants. We agreed to prepare and file amendments and supplements to the registration statements to the extent necessary to keep the registration statements effective for the period of time required under the Purchase Agreements. The registration rights agreements also contain provisions providing for monthly penalties of $75,000 plus interest in certain circumstances, including in the event the prospectus contained therein is not properly available for any reason. On April 11, 2014, we made a payment of $75,000 to Investor due to the suspension of use of the prospectus pending the filing of our Form 10-K/A containing the auditor attestation report on internal controls.

The Series A and Series B Preferred and the Series A, B and C Warrants each contained a 9.9% “blocker” so that in no event shall the Series A and Series B Preferred or any of the Series A, B and C Warrants be convertible or exercisable (including through the cashless exercise exchange provision) into or for common stock to the extent that such conversion or exercise would result in Investor having “beneficial ownership” (within the meaning of Section 13(d) of the Exchange Act) of more than 9.9% of the common stock. Investor, however, had the right from time to time to convert, exercise or exchange for shares of common stock, which over time would aggregate to greater than 9.9% beneficial ownership if all such shares of common stock so acquired had been held at one time by Investor.

On January 8, 2013, we exercised our option and converted the Series A Preferred into 424,383 shares of our common stock at a conversion price of $12.96 per share and on April 25, 2013, Investor effected the cashless exercise of the Series A and Series B Warrants related to the Initial Purchase Agreement. Also, on August 14, 2013, we exercised our option and converted the Series B Preferred into 705,128 shares of our common stock at a conversion price of $7.80 per share. On January 22, 2013, we exercised our option to repurchase the Series C Warrants related to the Initial Purchase Agreement and on August 14, 2013, we exercised our option to repurchase the Series C Warrants related to the Second Purchase Agreement for $50,000 and $10,000, respectively. See Subsequent Events below with respect to our repurchase of the unexercised portion of Investor’s Series B Warrant.

Fiscal 2012

On June 21, 2012, we closed a private placement of our common stock. We issued and sold 592,943 shares of common stock at a purchase price of $2.60 per share (which is equal to a 20% discount to the average volume, weighted average price of the common stock for the ten trading days prior to the closing) to an “accredited investor,” as defined in regulations promulgated under the Securities Act, for gross proceeds of $1,542,600.

On August 10, 2012, we closed a private placement of our common stock. We issued and sold 137,761 shares of our common stock at a purchase price of $2.60 per share to “accredited investors,” as defined in regulations promulgated under the Securities Act, for gross proceeds of $358,400.

On September 27, 2012, we closed a private placement of our common stock. We issued and sold 18,688 shares of our common stock at a purchase price of $10.70 per share to “accredited investors,” as defined in regulations promulgated under the Securities Act, for gross proceeds of $200,000.

Subsequent Events

On October 24, 2014, the Company filed a Third Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-60 (1:60) reverse stock split and a decrease in our authorized common stock, par value $0.001 per share, from 1,350,000,000 to 500,000,000 shares, effective October 29, 2014.

On October 28, 2014, we entered into a warrant repurchase option agreement with Investor, pursuant to which we had the option to purchase between 50% and 100% of the unexercised portion of Investor’s Series B Warrant (exercisable for 387,621 shares of common stock) at a purchase price of $10.55 per share underlying such Series B Warrant (up to an aggregate purchase price of $4,091,000 for all of the Series B Warrant). On November 21, 2014, following the closing of our underwritten public offering with gross proceeds of $9.1 million, we exercised our option and repurchased 100% of Investor’s Series B Warrant for an aggregate purchase price of $4,091,000.

On November 11, 2014, Dr. James A. Hayward, our President, Chairman and Chief Executive Officer, and another individual agreed to exchange for cancellation their promissory notes in the amounts of $1,000,000 and $800,000, respectively, and accrued interest thereon for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, in the case of Dr. Hayward, and 252,137 shares of common stock and warrants to purchase 252,137 shares of common stock, in the case of the other individual, at $3.25 per share, the aggregate public offering price per share and warrant of our underwritten public offering described below.

On November 20, 2014, we closed an underwritten public offering in which 2,800,000 shares of common stock and warrants to purchase up to an aggregate of 2,800,000 shares of common stock were sold to the public for gross proceeds to us of $9.1 million before deducting underwriting discounts and offering expenses payable by us. The Company utilized $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Investor, as discussed in Note F of the accompanying consolidated financial statements. The public offering price for each share of common stock and each warrant was $3.25. The warrants may be exercised for a period of five years and have a per share exercise price of $3.50 per share of Common Stock. In connection with the offering, we granted to the underwriters a 45-day option to purchase up to 420,000 additional shares of common stock and/or up to 420,000 additional warrants to cover over-allotments, if any. Our common stock and warrants are listed on the Nasdaq Capital Market under the symbols “APDN” and “APDNW”, respectively. In addition, we agreed to issue to the underwriters warrants to purchase 128,800 shares of common stock at an exercise price equal to $3.73 per share. The Company had approximately $1,212,000 of deferred offering costs as of December 15, 2014.

In connection with the closing of the offering, we entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent (“Warrant Agreement”), pursuant to which American Stock Transfer & Trust Company, LLC has agreed to act as transfer agent with respect to the warrants for the Company. A copy of the Warrant Agreement is filed as Exhibit 4.1 and is incorporated herein by reference.

On November 20, 2014 we granted 83,334 options to purchase our Common Stock at an exercise price of $2.69 per share for five years to a consultant, which vest immediately.

On December 3, 2014 Joseph D. Ceccoli was appointed to our Board of Directors.

Product Research and Development

We anticipate spending approximately $1,250,000 for product research and development activities during the next twelve months. As disclosed elsewhere in this Form 10-K, on July 14, 2014 we were awarded a two-year Phase II SBIR contract by the U.S. Missile Defense Agency for $975,000, and on August 28, 2014 we were awarded a two-year development contract for $2.97 million by the Office of the Secretary of Defense on behalf of the Defense Logistics Agency. We also have pilot studies underway for industrial materials and textile companies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We do not believe we are exposed to material direct risks associated with changes in interest rates other that with our cash and cash equivalents. At September 30, 2014 we had $1,393,132 in cash and cash equivalents, the interest income from which is affected by changes in interest rates for the year ended September 30, 2014 was $846.

Equity Risk

We are exposed to market risk with respect to the valuation of our warrant liability with a fair value of $1,096,412 at September 30, 2014. The fair value calculation, as discussed in footnote F of the September 30, 2014 consolidated financial statements, is exposed to market volatilities, changes in the price of our common stock and interest rates. Our loss on the change in fair value of the warrant liability for the year ended September 30, 2014 was $908,005.

Foreign Exchange Risk

The majority of our revenues and expenses are transacted in U.S. dollars. As a portion of our sales activities is outside of the United States, we have foreign exchange exposure to non-U.S. dollar revenues. However, we do not believe that foreign currency fluctuations materially affect our results of operations but may in the future if we expand our international sales. For the year ended September 30, 2014 our foreign currency transaction gain/loss was deminimis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-27 following the Exhibits List.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2014. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2014.

Remediation of Previously Reported Material Weakness

Our management developed and implemented a remediation action plan that fully remediated our previously reported material weakness. The principal elements of our remediation plan included the following:

a.	Our CEO appointed a Sarbanes-Oxley project leadership team, consisting of our CFO and our Controller, that oversaw the project,
b.	Together with a consultant that we have engaged, we have enhanced our review procedures and the documentation thereof, and,
c.	We implemented these enhanced procedures during our fiscal year ended September 30, 2014.

Further, we have amended our Form 10-K for the year ended September 30, 2013 to include a 404(b) attestation opinion from our auditors.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by Marcum LLP, our independent registered public accounting firm, who also audited our consolidated financial statements as of and for the year end September 30, 2014 included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no additional changes, other than those detailed above under Remediation of Material Weakness in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders of
Applied DNA Sciences, Inc.

We have audited Applied DNA Sciences, Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Applied DNA Sciences, Inc. maintained, in all material aspects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended of the Company and our report dated December 15, 2014 expressed an unqualified opinion on those financial statements.

/s/ Marcum llp

Marcum llp
Melville, NY
December 15, 2014

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our directors, executive officers and significant employees.

Name	Age	Title	Board of Directors
James A. Hayward	61	Chief Executive Officer, President, and	Director
		Chairman of the Board
John Bitzer, III	53		Director
Charles S. Ryan	50		Director
Yacov A. Shamash	65		Director
Sanford R. Simon	72		Director
Joseph D. Ceccoli	51		Director
Karol K. Gray	61	Chief Financial Officer
Judith Murrah	56	Chief Information Officer
Ming-Hwa Benjamin Liang	51	Secretary and Strategic Technology
		Development Officer

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Chief Executive Officer, President, and Chairman of the Board — James A. Hayward

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006 and our President and the Chairman of the Board of Directors since June 12, 2007. He was previously our acting Chief Executive Officer since October 5, 2005. He also served as Acting Chief Financial Officer from August 20, 2013 through October 13, 2013. Dr. Hayward received his Ph.D. in Molecular Biology from the State University of New York at Stony Brook in 1983 and an honorary Doctor of Science from the same institution in 2000. His experience with public companies began with the co-founding of one of England’s first biotechnology companies — Biocompatibles. Following this, Dr. Hayward was Head of Product Development for the Estee Lauder companies for five years. In 1990 he founded The Collaborative Group, a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, where he served as Chairman, President and Chief Executive Officer for 14 years. During this period, The Collaborative Group created several businesses, including The Collaborative BioAlliance, a contract developer and manufacturer of human gene products, that was sold to Dow Chemical in 2002, and Collaborative Labs, a service provider and manufacturer of ingredients for skincare and dermatology that was sold to Engelhard (now BASF) in 2004.

Our Board believes that Dr. Hayward’s current role as our Chief Executive Officer, the capital investments he has made to the Company throughout his tenure with us and his former senior executive positions in our industry make him an important contributor to our Board. Dr. Hayward also serves on the Board of Directors for the LI Angel Network, Regents Council, Softheon Corporation and Ward Melville Heritage Organization.

Director — John Bitzer, III

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

Director — Charles S. Ryan

Dr. Charles S. Ryan joined the Board of Directors on August 2011. Dr. Ryan is the Sr. Vice President, and Chief Intellectual Property Counsel at Forest Laboratories (“Forest”), where he has been employed since 2003. Forest, a wholly-owned subsidiary of Actavis, with a market capitalization of nearly $60 billion, develops and markets pharmaceutical products in a variety of therapeutic categories including central nervous system, cardiovascular, anti-infective, respiratory, gastrointestinal, and pain management medicine. Dr. Ryan has over 20 years experience in managing all aspects of intellectual property litigation, conducting due diligence investigations and prosecuting patent and trademark applications in the pharmaceutical and biotechnology industries. Dr. Ryan earned a doctorate in oral biology and pathology from Stony Brook University and a law degree from Western New England University.

Our Board believes that Mr. Ryan’s expertise as chief intellectual property counsel at a global company make him an important contributor to the Board

Director — Yacov A. Shamash

Dr. Yacov A. Shamash has been a member of the Board of Directors since March 17, 2006. Dr. Shamash is Vice President of Economic Development at the State University of New York at Stony Brook. Since 1992, he has been the Dean of Engineering and Applied Sciences and the Harriman School for Management and Policy at the University, and Founder of the New York State Center for Excellence in Wireless Technologies at the University. Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash also serves on the Board of Directors of Keytronic Corp.

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

Director — Sanford R. Simon

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

Director – Joseph D. Ceccoli

Joseph D. Ceccoli was appointed to the board of directors on December 3, 2014. Since 2010, Mr. Ceccoli has been the Founder, President and CEO of Biocogent, LLC, a bioscience company located at the Stony Brook Long Island High Technology Incubator. Biocogent is focused on the invention, development and commercialization of skin-active molecules and treatment products used in regulated (OTC / Med-care), personal care and consumer products. Prior to starting Biocogent, Mr. Ceccoli was Global Director of Operations for BASF Corporation, a global Fortune 100 company and the world’s largest global chemical company, where he was responsible for the integration, operations and growth of domestic and overseas business units from 2007 to 2008. Prior to BASF, Mr. Ceccoli was a General Manager for Engelhard Corporation, a US based fortune 500 company and chief operating officer of the Long Island based Collaborative Group from 2004 to 2007.

Mr. Ceccoli holds a Bachelor of Science Degree in Biotechnology from Rochester Institute of Technology and advanced professional training in various pharmaceutical sciences, emulsion chemistry, engineering and management disciplines. He is a member of numerous professional organizations such as the American Chemical Society and the Society of Cosmetic Chemists.

Our Board believes that Mr. Ceccoli’s professional, operational and management experience make him an important contributor to our Board.

Chief Financial Officer — Karol K. Gray

Karol K. Gray has been our Chief Financial Officer since October 14, 2013. Previously she served on our Board of Directors from August 10, 2011 through August 20, 2013, and was chair of the Audit Committee and a member of the Compensation Committee.

During 2011 through 2013, she held the position of Vice Chancellor of Finance and Administration at UNC Chapel Hill. In addition she was the Executive Vice President/Treasurer of the Chapel Hill Foundation Real Estate Holdings, Inc., Treasurer of The University of North Carolina at Chapel Hill Investment Fund, Inc. (CHIF), Treasurer of The University of North Carolina at Chapel Hill Foundation, Inc., and Secretary/Treasurer of UNC Management Company, and a board member of the UNC Health Care System.

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

Chief Information Officer — Judith Murrah

Judith Murrah has been our Chief Information Officer since June 1, 2013. Ms. Murrah is responsible for information technology strategy and implementation. Ms. Murrah joined us from Motorola Solutions, which had acquired her former firm, Symbol Technologies. She was Senior Director of Information Technology, overseeing global IT program management office, financial and supplier operations and quality assurance. At Symbol, Ms. Murrah held leadership positions in product line management, global account sales, corporate and marketing communications and IT. Ms. Murrah holds a Master of Business Administration (MBA) from Harvard Business School, and a Bachelor of Science (BS) in Industrial Engineering from the University of Rhode Island. She is an author on eleven U.S. patents and one additional pending. Ms. Murrah is co-founder and President of non-profit ConnectToTech, a recognized leader in engaging students in science, technology, engineering and math disciplines. Ms. Murrah was named to 2005 and 2006 Top 50 Women of Long Island and received the inaugural 2001 Diamond Award for Long Island Women Leaders in Technology.

Secretary and Strategic Technology Development Officer — Ming-Hwa Benjamin Liang

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

Board Leadership Structure

Our Board of Directors does not have a policy on whether the same person should serve as both the Chief Executive Officer and Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. The Board of Directors believes that Dr. Hayward’s dual role as both Chairman of the Board and Chief Executive Officer serves the best interests of both the company and its stockholders. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the company’s stockholders, employees, customers and suppliers. Dr. Hayward possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us and our businesses and is thus best positioned to develop agendas that ensure that the time and attention of the Board of Directors are focused on the most critical matters. This structure also enables our Chief Executive Officer to act as a bridge between management and the Board of Directors, helping both to act with a common purpose.

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

Name	Audit	Compensation	Nominating
James A. Hayward	—	—	—
John Bitzer, III(I)
Joseph D. Ceccoli(I)	—	—	—
Charles S. Ryan(I)			—
Sanford R. Simon(I)	—	—
Yacov A. Shamash(I)

Chairperson
Member
(I)	Independent director

Audit Committee

Messrs. Bitzer (Chairperson), Ryan and Shamash currently serve on the audit committee. On August 20, 2013 in connection with her appointment as Chief Financial Officer, effective October 14, 2013 Karol Gray resigned from the audit committee, of which she was the chair and John Bitzer assumed the chair position. The Board of Directors has determined that each member of the audit committee is independent within the meaning of the director independence standards of the company and NASDAQ as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that Mr. Bitzer is an “audit committee financial expert” as defined in the Exchange Act.

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

Compensation Committee

Our compensation committee is composed of John Bitzer, III, Yacov A. Shamash (Chairperson) and Charles S. Ryan. Ms. Gray resigned as a member of the Compensation Committee on August 20, 2013 in connection with her appointment as Chief Financial Officer effective October 14, 2013. The compensation committee reviews and approves salaries and bonuses for all officers, administers options outstanding under our stock incentive plan, provides advice and recommendations to the Board regarding directors’ compensation and carries out the responsibilities required by SEC rules. The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance our interests and strategic goals. As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussion regarding compensation for other executive officers. The compensation committee does not utilize outside compensation consultants but considers other general industry information and trends if available.

Nominating Committee

Messrs. Shamash (Chairperson), Bitzer and Simon currently serve on the nominating committee. The Board of Directors has determined that each member of the nominating committee is independent within the meaning of the director independence standards of the company, NASDAQ and the SEC.

The nominating committee is responsible for, among other things: reviewing Board composition, procedures and committees, and making recommendations on these matters to the Board of Directors; and reviewing, soliciting and making recommendations to the Board of Directors and stockholders with respect to candidates for election to the Board.

Compensation Committee Interlocks and Insider Participation

None of the prospective members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers who will serve on our compensation committee or our Board of Directors.

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

Stockholder Proposals and Nominations. In order for a stockholder to nominate a person for election as a director at the 2015 annual meeting of stockholders, you must provide written notice to Applied DNA Sciences, Inc., 50 Health Sciences Drive, Stony Brook, New York 11790, c/o Corporate Secretary. The Corporate Secretary must receive this notice within the time period specified in the proxy statement for the 2014 annual meeting of stockholders. The notice of a proposed director nomination must provide information and documentation as required in our bylaws which, in general, require that the notice of a director nomination include the information about the nominee that would be required to be disclosed in the solicitation of proxies for the election of a director under federal securities laws; the nominee’s written consent to be named in the proxy statement as a nominee and to serve as a director if elected; a description of any transaction or arrangement during the last three years between the stockholder making the nomination and the nominee in which the nominee had a direct or indirect material interest; and a completed and signed questionnaire, representation and agreement. A copy of the bylaw requirements will be provided upon request to the Corporate Secretary at the address above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Since we did not register our common stock under Section 12 of the Exchange Act until November 13, 2014 in connection with the listing of our common stock and warrants on The NASDAQ Stock Market LLC, we were not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities pursuant to Section 16(a) of the Exchange Act during our fiscal year ending September 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion & Analysis

Our compensation approach is necessarily tied to our stage of development as a company. We are principally devoted to developing DNA embedded biotechnology security solutions and to date, have had a limited operating history. As a company with a limited operating history, we have necessarily limited the establishment of extensive administrative and operating infrastructure, and a formal executive compensation policy has not been established. We have a compensation committee of the Board of Directors that is responsible for all compensation matters of our Chief Executive Officer. Historically, the compensation of all our other named executive officers was approved by our Board of Directors upon the recommendation of our compensation committee, which in turn relied upon the recommendation of our Chief Executive Officer. As discussed below, the recommendation of our Chief Executive Officer was largely discretionary, based on his subjective assessment of the particular executive. As we continue to grow, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve. The compensation committee has overall responsibility for approving and evaluating our executive officers’ compensation plans, policies and programs. Our compensation program is designed to employ best practices in executive compensation and consider all relevant regulatory guidance regarding sound incentive compensation policies. The remainder of this section provides a general summary of our compensation policies and procedures.

Our Executive Compensation Philosophy and Objectives

General

The fundamental purpose of our executive compensation program is to assist us in achieving our financial and operating performance objectives. Specifically, we attempt to tailor an executive’s compensation to (1) retain and motivate the executive, (2) reward him or her upon the achievement of company-wide, and individual performance, and (3) align the executive’s interest with the creation of long-term stockholder value, without encouraging excessive risk taking. To that end, and within the context of the stage of our company, we have compensated our named executive officers through a mix of base salary, equity-based incentives, and cash bonuses.

Our business model is based on our ability to establish long-term relationships with clients and to maintain our strong mission, client focus, entrepreneurial spirit and team orientation. We have sought to create an executive compensation package that balances short-term versus long-term components when considering cash bonuses and employee options, in ways we believe are most appropriate to motivate senior management and reward them for achieving the following goals:

●	Develop a culture that embodies a commitment for our business, creative contribution and a drive to achieve established goals and performance objectives;

●	Provide leadership to the organization in such a way as to maximize the results of our business operations;

●	Lead us by demonstrating forward thinking in the operation, development and expansion of our business;

●	Effectively manage organizational resources to derive the greatest value possible from each dollar invested; and

●	Take strategic advantage of the market opportunity to expand and grow our business and revenues.

We believe that having a compensation program designed to align executive officers to meet our business objectives and to reinforce excellent performance and accountability is the cornerstone to successfully implement and achieve our strategic plan. In determining the compensation of our executive officers, we are guided by the following key principles:

●	Competition. Compensation should reflect the competitive marketplace, so we can retain, attract and motivate talented executives.

●
Accountability for Business Performance. Compensation should be tied to financial performance, so that executives are held accountable through their compensation for contributions to the performance of our company as a whole as well as their performance of the business unit for which they are responsible.

●
Accountability for Individual Performance. Compensation should be tied to the individual’s performance to encourage and reflect individual contributions to our company’s performance. We consider individual performance as well as performance of the businesses and responsibility areas that an individual oversees, and weigh these factors as appropriate in assessing a particular individual’s performance.

●	Alignment with Stockholder Interests. Compensation should be tied to our financial performance through equity awards to align executives’ interests with those of our stockholders.

Our executive compensation structure not only aims to be competitive in our industry, but also to be fair relative to compensation paid to other professionals within our organization, relative to our short-term and long-term performance and relative to the value we deliver to our stockholders. We seek to maintain a performance-oriented culture and a compensation approach that rewards our executive officers when we achieve our goals and objectives, while putting at risk an appropriate portion of their compensation against the possibility that our goals and objectives may not be achieved.

The Chief Executive Officer is the only named executive officer with an employment agreement. In addition, there is no change in control, severance or noncompetition agreements with any named executive officer, nor are we otherwise obligated to pay any named executive officers any amounts if there is a change in control of the Company or if such executive’s employment with us terminates, except for the Chief Executive Officer.

Determination of Executive Compensation Awards

The compensation committee establishes and monitors the basic philosophy governing the compensation of the Chief Executive Officer. On an annual basis, the compensation committee reviews and makes recommendations to the Board with respect to the compensation of the Chief Executive Officer including incentive compensation plans and equity-based plans. Historically, compensation decisions for all other of our executive officers were approved by our Board of Directors upon the recommendation of our compensation committee, which in turn relied upon the recommendation of our Chief Executive Officer. We have traditionally placed significant emphasis on the recommendation of our Chief Executive Officer with respect to the determination of executive compensation (other than his own), in particular with respect to the determination of base salary, cash incentive and equity incentive awards, and typically followed such recommendations as presented by our Chief Executive Officer. As we continue to grow, we will make the transition to have our compensation committee be solely responsible for administering our executive compensation program, although we expect to continue to rely, in part, upon the advice and recommendations of our Chief Executive Officer, particularly with respect to those executive officers that report directly to him. The compensation committee’s composition and oversight of our executive compensation program is described in more detail below in the section entitled “Compensation Committee.”

For purposes of determining our executive officer compensation in fiscal 2014 and in prior fiscal years, we considered the following factors: our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities; the roles and responsibilities of our executives; the individual experience and skills of, and expected contributions from, our executives; the amounts of compensation being paid to our other executives; our executives’ historical compensation at our company; an assessment of the professional effectiveness and capabilities of the executive officer; and the performance of the executive officer against the corporate and other scorecards used to determine incentive compensation. While we have not used any formula to determine compensation based on these factors, we have placed the most emphasis in determining compensation on our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities and the subjective assessment of the professional effectiveness and capabilities of the executive officer. Our understanding of the amount of compensation generally paid by similarly situated companies was based on our compensation committee’s and our Chief Executive Officer’s own business judgment and collective experience in such matters.

Base Salary

Our Board of Directors sets the Chief Executive Officer’s base salary annually, based on the recommendation of the compensation committee. The base salary for each of the other named executive officers is reviewed annually by the Chief Executive Officer and any adjustments are communicated and approved by the Compensation Committee. Adjustments to base salary are based upon a review of a variety of factors, including the following:

●	individual and Company performance, measured against quantitative and qualitative goals, such as our growth, revenue, profitability and other matters;

●	duties and responsibilities as well as the executive’s experience; and

●	the types and amount of each element of compensation to be paid to the named executive officer.

Cash bonuses

The Chief Executive Officer is paid cash bonuses based on the discretion of the Compensation Committee and approval by the Board of Directors. We pay discretionary cash bonuses to our other named executive officers, which are recommended by the Chief Executive Officer. The cash bonuses, if any, are determined after the end of each fiscal year and may be paid annually, are intended to recognize and reward those named executive officers who have contributed meaningfully to our performance for the prior year. Both personal and the Company’s performance are factors that the Board and Chief Executive Officer typically consider in deciding whether to award a cash bonus to a named executive officer and the amount of such bonus.

Long-term Stock-Based Compensation

Our long-term compensation program has historically consisted solely of stock options. Option grants made to executive officers are designed to provide them with incentive to execute their responsibilities in such a way as to generate long-term benefit to us and our stockholders. Through possession of stock options, our executives participate in the long-term results of their efforts, whether by appreciation of our Company’s value or the impact of business setbacks, either company-specific or industry-based. Additionally, stock options provide a means of ensuring the retention of our executive officers, in that they are in almost all cases subject to vesting over an extended period of time.

Stock options provide executives with a significant and long-term interest in our success. By only rewarding the creation of stockholder value, we believe stock options provide our executive officers with an effective risk and reward profile. Although it is our current practice to use stock options as our sole form of long-term incentive compensation, the compensation committee reviews this practice on an annual basis in light of our overall business strategy, existing market-competitive best practices and other factors.

Stock options are granted periodically and are subject to vesting based on the executive’s continued employment. Historically we have granted our executive officers a combination of incentive stock options that vest over a period of time or stock options that are immediately exercisable. Most options vest evenly over four years, beginning on the date of the grant.

Stock options are granted to our executive officers in amounts determined by the Compensation Committee in its discretion. Stock grants have not been formula-based, but instead have historically been granted taking into account a mixture of the following qualitative factors: the executive’s level of responsibility; the competitive market for the executive’s position; the executive’s potential contribution to our growth; and the subjective assessment of the professional effectiveness and capabilities of these executives.

Benefits

We provide the following benefits to our executive officers on the same basis as the benefits provided to all employees:

●	health and dental insurance;

●	life insurance;

●	short-and long-term disability; and

●	401(k) Plan (currently there is no employer matching)

These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Summary Compensation Table

The following table sets forth the compensation of our principal executive officer, our principal financial officer and our other executive officers for the fiscal years ended September 30, 2014, 2013 and 2012. We refer to these executive officers as our “named executive officers.”

	Year	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)(1)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
James A. Hayward	2014	343,269	—	—	3,530,437	—			3,873,706
Chairman, President	2013	319,974	150,000	—	—	—	—	—	469,974
and CEO	2012	242,334	—	—	—	—	—	—	242,334

Karol K. Gray	2014	310,962	—	—	207,043				518,005
CFO	2013	—	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—	—

Judith Murrah	2014	250,000	—		195,691				445,691
CIO(3)	2013	81,731	—	—	—	—	—	—	81,731
	2012	—	—	—	—	—	—	—

Ming-Hwa Liang	2014	140,000	2,000	—	211,826				353,826
CTO and Secretary	2013	140,000	10,000	—	—	—	—	—	150,000
	2012	140,000	—	—	—	—	—	—	140,000

(1)	The amounts in column (f) represent the grant date fair value under ASC 718 based on the Black Scholes value of the options on the grant date.

(2)	Ms. Gray was appointed as Chief Financial Officer effective October 14, 2013.

(3)
Ms. Judith Murrah has been our Chief Information Officer since June 1, 2013. Ms. Murrah’s annual salary is $250,000 and she received 33,333 options upon completing six months of employment in December 2013.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards to our named executive officers during the year ended September 30, 2014:

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
James A. Hayward	10/17/2013	(1)	—	833,334	$5.82	3,530,437

Karol K. Gray	12/10/2013	(2)	—	8,334	$8.16	49,640
	4/14/2014	(1)	—	33,334	$6.60	157,403

Judith Murrah	12/02/2013	(1)	—	33,334	$7.02	170,871
	12/10/2013	(2)	—	4,167	$8.16	24,820

Ming-Hwa Liang	10/17/2013	(1)	—	50,000	$5.82	211,826

(1)	Options are exercisable for five years with vesting at 25% each anniversary over four years from the date of grant.

(2)	Options are exercisable for five years and vested immediately.

(3)	These amounts represent the grant date fair value under ASC 718 based on the Black Scholes value of the options on the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2014 held by the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James A. Hayward	283,334	(1)	—	$3.00	5/27/2015
	166,667	(2)	—	3.60	7/1/2015
	666,667	(3)	—	3.51	7/11/2018
	—	(4)	833,334	5.82	10/16/2018
Karol K. Gray	15,900	(8)	—	4.08	11/29/2016
	6,175	(8)	—	10.79	11/29/2017
	11,112	(8)	—	5.82	10/16/2018
	8,334	(5)		8.16	12/09/2018
	—	(6)	33,334	6.60	04/13/2019
Judith Murrah	—	(7)	33,334	7.02	12/01/2018
	4,167	(5)	—	8.16	12/09/2018
Ming-Hwa Liang	116,667	(1)	—	3.00	5/27/2015
	166,667	(2)	—	3.60	7/1/2015
	—	(4)	50,000	5.82	10/16/2018

(1)
On May 27, 2010, our named executive officers elected to forfeit certain stock options to purchase up to 483,333 shares of our common stock at an exercise price of $6.60 that were previously granted to them under the 2005 Incentive Stock Plan. In lieu of the forfeited options, our Board of Directors granted new stock options to such named executive officers to purchase up to 483,333 shares of our common stock at an exercise price of $3.00 under the 2005 Stock Incentive Plan which are fully vested and became exercisable on June 29, 2010 following approval by our stockholders to amend our certificate of incorporation to increase our authorized shares of common stock.

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

(3)
On July 11, 2011, our Board of Directors granted nonstatutory stock options under the 2005 Incentive Stock Plan to Dr. James A. Hayward, our Chairman, President and Chief Executive Officer. The options granted to Dr. Hayward vested 25% on the grant date and shall vest 37.5% on each of the next two anniversaries of the grant date, subject to Dr. Hayward’s continuous employment through the applicable vesting date, and if our revenues for any fiscal quarter beginning after the date hereof are at least $1 million more than our revenues for the immediately preceding fiscal quarter, then vesting of the next 37.5% installment will accelerate (such that, if the $1 million increase is met in at least two quarters before the second anniversary of the option grant date, all of the options will have become fully vested as of the end of the second quarter for which the $1 million increase is met).

(4)
On October 17, 2013, we granted Dr. James A. Hayward, and Dr. Ming-Hwa Liang options to purchase 833,334 and 50,000 shares of our common stock, respectively, at an exercise price of $5.82 per share for five years with vesting at 25% each anniversary for the next four years.

(5)
On December 10, 2013, we granted an aggregate of 35,433 options to purchase our common stock at an exercise price of $8.16 per share for five years to employees, with immediate vesting. As part of this grant, Ms. Gray and Ms. Murrah were granted 8,334 and 4,167 options, respectively.

(6)
On April 14, 2014, we granted 33,334 options to purchase our common stock at an exercise price of $6.60 per share for five years to Ms. Gray with vesting at 25% each anniversary for the next four years.

(7)
On December 2, 2013, we granted 33,334 options to purchase our common stock at an exercise price of $7.02 per share for five years to Ms. Murrah with vesting at 25% each anniversary for the next four years.

(8)	These options were granted to Ms. Gray for her service on the Board of Directors prior to her appointment as the Chief Financial Officer.

Option Exercises and Stock Vested

During fiscal 2014, none of our named executive officers exercised options or acquired shares upon vesting of stock awards.

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

Employment Agreement with Dr. James A. Hayward

We entered into an employment agreement dated July 11, 2011, with Dr. James A. Hayward, our Chairman, President and Chief Executive Officer. The agreement provides that Dr. Hayward will be our Chief Executive Officer, and will continue to serve on our Board of Directors. The initial term of his employment was from July 1, 2011 through June 30, 2014, which automatically renews for one-year periods subject to ninety days’ prior notice of non-renewal by either party. Dr. Hayward’s employment agreement was automatically renewed for a one-year period. Dr. Hayward received an initial annual salary of $225,000, subject to annual review. On November 30, 2012, our Board of Directors increased Dr. Hayward’s annual salary to $350,000. The agreement provided that Dr. Hayward’s annual salary will be increased to $350,000 per annum after the first quarter in which our revenues exceed $1 million for such quarter. The Board of Directors, acting in its discretion, may grant annual bonuses to Dr. Hayward. Dr. Hayward will be eligible for a special cash bonus of up to $750,000, 40% of which will be payable if and when annual revenue reaches $6 million and 10% of which would be payable for each $2 million of annual revenue in excess of $6 million. On November 30, 2012, the Board granted a cash bonus of $150,000 to Dr. Hayward payable upon the closing of an additional financing of $5.5 million by an investor. Dr. Hayward will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to our other employees.

On July 11, 2011, Dr. Hayward was granted options to purchase 666,667 shares of our common stock at an exercise price per share equal to $3.51. The options vested as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Dr. Hayward’s continuous employment. If our revenues for any fiscal quarter increased by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche would be accelerated. We also granted 250,000 shares of our common stock to Dr. Hayward.

The agreement with Dr. Hayward also provides that if he is terminated before the end of the initial or a renewal term by us without cause or if Dr. Hayward terminates his employment for good reason, then, in addition to previously earned and unpaid salary, bonus and benefits, and subject to the delivery of a general release and continuing compliance with restrictive covenants, Dr. Hayward will be entitled to receive a pro rata portion of the annual bonus he would have received if employment had continued through the end of the year of termination; salary continuation payments for two years following termination equal to the greater of (i) three times base salary or (ii) two times base salary plus bonus; company-paid COBRA continuation coverage; continuing life insurance benefits (if any) for two years; and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term). If termination of employment as described above occurs within six months before or two years after a change in control of the company, then, in addition to the above payments and benefits, all of Dr. Hayward’s outstanding options and other equity incentive awards will become fully vested and Dr. Hayward will receive a lump sum payment of the amounts that would otherwise be paid as salary continuation. In general, a change in control will include a 30% or more change in ownership of the company.

Upon termination due to death or disability, Dr. Hayward will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause (as described in the preceding paragraph), other than salary continuation payments.

Effective June 21, 2014, Dr. Hayward’s annual salary was voluntarily reduced by $50,000. This salary reduction will be accrued and repaid when the Company reaches $3,000,000 in sales for two consecutive quarters or the Company has net income at the end of any fiscal year.

Potential Payments upon Termination of Employment or a Change of Control

There is a change-in-control provision included in Dr. Hayward’s employment agreement, and we are obligated to pay severance or other enhanced benefits to him upon termination of his employment. For additional information, see “Employment Agreement” above.

Dr. Hayward would have been entitled to an estimated payment of $900,000 (three times his annual base salary) if his employment was terminated on September 30, 2014 by us without “cause” or by Dr. Hayward for “good reason” and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term).

In the context of a “change in control” of the company had it occurred on September 30, 2014, and within six months before or two years after such change in control Dr. Hayward’s employment was terminated by us without “cause” or by Dr. Hayward for “good reason”, he would have been entitled to an estimated payment and benefits of $900,000 (three times his annual base salary). In addition to the above payments and benefits, all of Dr. Hayward’s outstanding options and other equity incentive awards would have become fully vested and Dr. Hayward would have received a lump sum payment of the amounts that would otherwise be paid as salary continuation.

Director Compensation Fiscal 2014

During the fiscal year ended September 30, 2014, we did not provide any cash compensation to our non-employee directors for their service on our Board of Directors. On November 30, 2011, the Board approved the recommendation from the Compensation Committee that each of the non-employee directors shall annually receive, for as long as they are a member of the Board, a 5-year stock option, fully vested after one year, to purchase a number of shares of common stock having a fair value of $60,000 as determined using the Black Scholes value, or as determined by the Compensation Committee. Additionally, the Board approved the recommendation from the Compensation Committee and Dr. James Hayward that stock options to purchase shares of our common stock having an aggregate fair value of $40,000 using the Black Scholes value be granted to certain non-employee directors.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total ($)(1)(5)
Sanford R. Simon	—	—	40,000	—	40,000
Yacov A. Shamash(2)	—	—	53,350	—	53,350
John Bitzer, III(3)	—	—	45,000	—	45,000
Karol K. Gray(4)	—	—	40,000	—	40,000
Charles S. Ryan(3)	—	—	45,000	—	45,000

(1)
A 5-year option to purchase 11,111 shares of our common stock was granted by the Board to each of the non-employee directors on October 17, 2013 at an exercise price of $5.82 per share, vesting immediately.

(2)	A 5-year option to purchase an additional 4,074 shares of our common stock at an exercise price of $5.82 per share was granted to Mr. Shamash on October 17, 2013, vesting immediately.

(3)	A 5-year option to purchase an additional 1,667 shares of our common stock at $5.82 per share was granted to both Mr. Bitzer and Mr. Ryan on October 17, 2013, vesting immediately.

(4)	Ms. Gray was awarded these options for her service on the Board through August 20, 2013. Ms. Gray resigned from the Board of Directors on August 20, 2013.

(5)
At September 30, 2014, Mr. Simon, Mr. Shamash, Mr. Bitzer, Ms. Gray and Mr. Ryan had outstanding option awards (including warrants) aggregating 48,333, 59,756, 35,882, 42,977, and 35,882 shares of our common stock, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of December 11, 2014, (i) by each person who is known to us to beneficially own more than 5% of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors, and (iii) by all officers and directors as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 50 Health Sciences Drive, Stony Brook, New York 11790.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Owned(1)(2)		Percentage of Class(3)

Executive Officers and Directors:

James A. Hayward	Common Stock	3,746,655	(4)	19.6%

Yacov A. Shamash	Common Stock	59,756	(5)	*

John Bitzer, III(11)	Common Stock	1,276,517	(6)(7)	7.3%

Joseph D. Ceccoli	Common Stock	0		*

Karol K. Gray	Common Stock	44,623	(6)(12)	*

Judith Murrah	Common Stock	15,412	(12)(13)	*

Charles S. Ryan	Common Stock	35,882	(6)	*

Ben Liang	Common Stock	301,583.	(8)	1.7%

Sanford R. Simon	Common Stock	48,333	(9)	*

All directors and officers as a group (9 persons)	Common Stock	5,528,761	(10)	28.0%

5% Stockholders:

Delabarta, Inc.(11)	Common Stock	1,213,235		7.0%

*	indicates less than one percent

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options” ).

(2)
Does not include the remaining unvested shares subject to options granted on October 17, 2013 pursuant to the 2005 Incentive Stock Plan, which vest 25% of the underlying shares ratably on each anniversary thereafter until fully vested on the fourth anniversary of the date of grant, including 625,001 to James A. Hayward and 37,500 to Ben Liang. Does not include the remaining unvested shares subject to 25,001 options granted to Judith Murrah on December 2, 2013 and 33,334 granted to Karol Gray on April 14, 2014, pursuant to the 2005 Incentive Stock Plan, which vest 25% of the underlying shares ratably on each anniversary thereafter until fully vested on the fourth anniversary of the date of grant.

(3)
Based upon 17,309,702 shares of common stock outstanding as of December 11, 2014. Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted.

(4)	Includes 1,827,401 shares underlying currently exercisable options and warrants.

(5)	Includes 59,756 shares underlying currently exercisable options and warrants.

(6)	Includes 42,977, 35,882 and 35,882 shares underlying currently exercisable options for Ms. Gray, Messrs. Bitzer and Ryan, respectively.

(7)
Includes 1,129,036 shares of common stock and 84,199 warrants owned by Delabarta, Inc., a wholly-owned subsidiary of ABARTA, Inc. Mr. Bitzer is President and a member of the board of directors of each of Delabarta, Inc. and ABARTA, Inc. Mr. Bitzer disclaims beneficial ownership of the shares held by Delabarta, Inc. except to the extent of his pecuniary interest therein.

(8)	Includes 297,290 shares underlying currently exercisable options and warrants.

(9)	Includes 48,333 shares underlying currently exercisable options and warrants.

(10)	Includes 2,445,677 shares underlying currently exercisable options and warrants.

(11)
The address of the principal business office for the stockholder is 1000 Gamma Drive, Suite 500, Pittsburgh, PA 15238. John Bitzer, III, one of our directors is President and Chief Executive Officer of the stockholder. Mr. Bitzer disclaims beneficial ownership of the shares held by the stockholder, except to the extent of his pecuniary interest therein.

(12)	Includes 1,456 shares underlying currently exercisable warrants for both Ms. Gray and Ms. Murrah.

(13)	Includes 12,501 shares underlying currently exercisable options for Ms. Murrah.

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

The following table sets forth certain information regarding our compensation plans as of September 30, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2005 Incentive Stock Plan)	2,909,046	$4.74	2,271,302
Equity compensation plans not approved by security holders	—	$—	—
Total	2,909,046	$4.74	2,271,302

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

James A. Hayward

Promissory Note. On September 11, 2014, we issued and sold promissory notes (the “Notes”) in the aggregate principal amount of $1,800,000 and bearing interest at a rate of 12.5% per annum to Dr. James A. Hayward, our President, Chairman and Chief Executive Officer (in the amount of $1,000,000) and another individual (in the amount of $800,000) both of whom are “accredited investors” as defined in regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The Notes had a ten month maturity. Interest was payable in cash or in shares of the common stock at the option of the holders of the Notes. The Notes could have been prepaid in whole or in part, at any time, subject to certain prepayment penalties. Upon an event of default, the Notes and all accrued interest thereon would have automatically converted into common stock at the closing price of the common stock on the date of issuance of the Notes. In the event of a consolidation or merger with another corporation in which we did not survive, the notes would have been paid in full.

On November 11, 2014, Dr. Hayward and the other individual agreed to exchange for cancellation their respective notes (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, in the case of Dr. Hayward, and 252,137 shares of common stock and warrants to purchase 252,137 shares of common stock, in the case of the other individual, at $3.25, the public offering price per share and warrant in our underwritten public offering which closed on November 20, 2014.

On November 20, 2014, Dr. Hayward purchased $250,000 in common stock and warrants in our underwritten public offering on the same terms as the other investors in the offering.

Delabarta, Inc./John Bitzer, III

John Bitzer, III, one of our directors, is President and Chief Executive Officer of ABARTA, Inc., a private, third-generation family holding-company, which owns Delabarta, Inc. On June 21, 2012, Abarta Partners I, a partnership administered by Mr. Bitzer for which his revocable trust is a partner, purchased 592,943 shares of our common stock at a purchase price of $2.60 per share for gross proceeds of $1,542,600 in a private placement transaction. On June 23, 2014, Delabarta, Inc. purchased 7,275 shares of our common stock at a purchase price of $6.87 per share for gross proceeds of $50,000 in a private placement transaction. Delabarta, Inc. also received 7,275 warrants to purchase shares of our common stock as part of this private placement transaction.

On November 20, 2014, Delabarta, Inc. purchased $250,000 in common stock and warrants in our underwritten public offering on the same terms as the other investors in the offering.

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

Director Independence

Our Board of Directors currently consists of six members: James A. Hayward, John Bitzer, III, Joseph D. Ceccoli, Charles S. Ryan Yacov A. Shamash, and Sanford R. Simon. Although our securities were not approved for listing on The NASDAQ Capital Market until our underwritten public offering in November 2014 and were not subject to the NASDAQ requirements that a majority of the Board of Directors be independent, the Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2014, each of our directors other than Dr. Hayward are “independent” as defined by the listing standards of the NASDAQ Capital Market, constituting a majority of independent directors of our Board of Directors as required by the rules of the NASDAQ Capital Market. The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our current and former independent auditors during fiscal years ended September 30, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	RBSM LLP (1)
		Fiscal year ended September 30, 2014	Fiscal year ended September 30, 2013

(i)	Audit Fees	$98,500	$75,000
(ii)	Audit Related Fees	37,000	9,000
(iii)	Tax Fees	7,000	7,000
(iv)	All Other Fees	—	—
Total Fees		$142,500	$91,000

	Marcum LLP (2)
		Fiscal year ended September 30, 2014	Fiscal year ended September 30, 2013

(i)	Audit Fees	$104,000	$—
(ii)	Audit Related Fees	—	—
(iii)	Tax Fees	—	—
(iv)	All Other Fees	—	—
Total Fees		$104,000	$—

(1)	RBSM served as our independent auditors through June 23, 2014
(2)	Marcum is our current independent auditors commencing on June 23, 2014

Audit Fees -- Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements.

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

Our consolidated financial statements at September 30, 2014 and 2013 and for the years ended September 30, 2014, 2013 and 2012, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

APPLIED DNA SCIENCES, INC.

Date: December 15, 2014	/s/ James A. Hayward
James A. Hayward
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer), President, Chairman of the Board of Directors and Director	December 15, 2014
James A. Hayward

/s/ KAROL K. GRAY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 15, 2014
Karol K. Gray

/s/ JOHN BITZER, III	Director	December 15, 2014
John Bitzer, III

/s/ JOSEPH D. CECCOLI	Director	December 15, 2014
Joseph D. Ceccoli

/s/ CHARLES S. RYAN	Director	December 15, 2014
Charles S. Ryan

/s/ YACOV A. SHAMASH	Director	December 15, 2014
Yacov A. Shamash

/s/ SANFORD R. SIMON	Director	December 15, 2014
Sanford R. Simon

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Date Filed
3.1	Certificate of Incorporation	8-K	002-90539	1/16/2009
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	002-90539	6/30/2010
3.3	Second Certificate of Amendment of Certificate of Incorporation	8-K	002-90539	1/30/2012
3.4	Third Certificate of Amendment of Certificate of Incorporation	8-K	002-90539	10/29/2014
3.5	Form of Certificate of Designations of the Series A Convertible Preferred Stock	8-K	002-90539	11/29/2012
3.6	Form of Certificate of Designations of the Series B Convertible Preferred Stock	8-K	002-90539	7/22/2013
3.7	By-Laws	8-K	002-90539	1/16/2009
4.1	Form of Series A Warrants issued to Crede CG III, Ltd. as of July 19, 2013	8-K	002-90539	7/22/2013
4.2	Form of Series B Warrants issued to Crede CG III, Ltd. as of July 19, 2013	8-K	002-90539	7/22/2013
4.3	Registration Rights Agreement dated as of July 19, 2013 by and between Applied DNA Sciences, Inc. and Crede CG III, Ltd.	8-K	002-90539	7/22/2013
4.4	Registration Rights Agreement dated as of November 28, 2012 by and between Applied DNA Sciences, Inc. and Crede CG II, Ltd.	8-K	002-90539	11/29/2012
10.1†	Applied DNA Sciences, Inc. 2005 Stock Incentive Plan and form of employee stock option agreement thereunder, amended and restated as of January 27, 2012	10-Q	002-90539	5/15/2012
10.2*	Joint Development and Marketing Agreement, dated April 18, 2007 by and between Applied DNA Sciences and International Imaging Materials, Inc.	8-K	002-90539	4/24/2007
10.4	Agreement, dated August 11, 2008, by and between Huddersfield and Textile Training Company, Limited and Applied DNA Sciences, Inc.	10-K/A	002-90539	7/25/2011
10.5	Form of Subscription Agreement, dated July 15, 2011, by and among Applied DNA Sciences, Inc. and the investors named on the signature pages thereto	10-K	002-90539	12/9/2011
10.6	Form of Warrant, dated July 15, 2011, issued to the investors named on the signature pages	10-K	002-90539	12/9/2011
10.9†	Employment Agreement, dated July 11, 2011, between James A. Hayward and Applied DNA Sciences, Inc.	10-K	002-90539	12/9/2011
10.11*	Exclusive Sales Agreement dated November 1, 2011 by and between Applied DNA Sciences, Inc. and Nissha Printing Co., Ltd.	10-Q	002-90539	2/14/2012
10.12	Software Distribution Agreement, dated as of January 25, 2012, by and between Applied DNA Sciences, Inc. and DivineRune, Inc.	10-Q	002-90539	5/15/2012
10.13	Form of Subscription Agreement dated June 21, 2012, by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereto	10-K	002-90539	12/20/2013
10.14†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	002-90539	9/13/2012

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Date Filed
10.15	Securities Purchase Agreement dated as of November 28, 2012 by and between Applied DNA Sciences, Inc. and Crede CG II, Ltd.	8-K	002-90539	11/29/2012
10.16	Securities Purchase Agreement dated as of July 19, 2013, between Applied DNA Sciences, Inc. and Crede CG III, Ltd.	8-K	002-90539	7/22/2013
10.17†	Employment Offer Letter dated August 6, 2013, between Applied DNA Sciences, Inc. and Karol Gray	10-K	002-90539	12/20/2013
10.18	Asset Purchase Agreement dated May 10, 2013, between Applied DNA Sciences, Inc. and RedWeb Technologies Limited	10-Q	002-90539	8/13/2013
10.19	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	002-90539	8/13/2013
10.20*	Term sheet for Mutual Cooperation with Borealis AG dated March 31, 2014	8-K/A	002-90539	7/22/2014
10.21	Form of Subscription Agreement dated June 3, 2014	8-K	002-90539	6/6//2014
10.22	Form of Warrant dated June 3, 2014	8-K	002-90539	6/6/2014
10.23	Form of Award/Contract issued by U.S. Missile Defense Agency dated July 14, 2014	8-K	002-90539	7/18/2014
10.24	Form of Promissory Note	8-K	002-90539	9/17/14
10.25	Form of Warrant Agreement between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	002-90539	11/20/14
10.26	Form of Underwriter’s Warrant	S-1/A	333-199121	10/30/2014
10.27	Form of Award/Contract awarded by Office of Secretary of Defense on behalf of Defense Logistics Agency dated August 28, 2014	8-K/A	002-90539	9/8/2014
10.28	Warrant Repurchase Option Agreement dated October 28, 2014 between Applied DNA Sciences, Inc. and Crede CG III, Ltd.	S-1/A	333-199121	10/30/2014
10.29	Letter Agreement dated November 11, 2014 between Applied DNA Sciences, Inc. and James A. Hayward regarding Exchange of 12.5% Promissory Note	S-1/A	333-199121	11/12/2014
10.30	Underwriting agreement between Applied DNA Sciences, Inc. and Maxim Group LLC dated November 17, 2014				Filed
21.1	Subsidiaries of Applied DNA Sciences, Inc.	S-1/A	333-199121	10/30/2014
23.1	Consent of Marcum LLP				Filed
23.2	Consent of RBSM LLP				Filed
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema Document				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101 DEF	XBRL Taxonomy Extension Definitions Linkbase Document				Filed
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

† Indicates a management contract or any compensatory plan, contract or arrangement.
* A request for confidentiality has been granted for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 24b-2 promulgated under the Exchange Act.

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Applied DNA Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied DNA Sciences, Inc. as of September 30, 2014, and the consolidated results of its operations and its cash flows for the year ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied DNA Sciences, Inc.’s internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum llp

Marcum llp
Melville, NY
December 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Applied DNA Sciences, Inc.:

We have audited the accompanying consolidated balance sheet of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied DNA Sciences, Inc. as of September 30, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 1, 2014 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ RBSM LLP

New York, New York
May 1, 2014, except paragraph 3 to Note B,
as to which the date is October 29, 2014

APPLIED DNA SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND 2013

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,393,132	$6,360,301
Accounts receivable, net of allowance of $9,634 and $62,415 at September 30, 2014 and 2013, respectively	834,818	672,638
Prepaid expenses	135,365	174,096
Total current assets	2,363,315	7,207,035

Property, plant and equipment-net of accumulated depreciation of $759,087 and $409,629 at September 30, 2014 and 2013, respectively	576,128	695,995

Other assets:
Deposits	57,638	51,260
Deferred offering costs	181,104	--

Intangible assets:
Intellectual property, net of accumulated amortization and impairment of $256,208 and $163,403, as of September 30, 2014 and 2013, respectively	327,872	420,676

Total Assets	$3,506,057	$8,374,966

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities, including related party accrued interest of $6,597 and $-- at September 30, 2014 and 2013, respectively	$1,494,759	$966,977
Promissory notes payable, including $1,000,000 with a related party (see Note E)	1,800,000	-
Deferred revenue	583,362	148,503
Total current liabilities	3,878,121	1,115,480

Warrant liability	1,096,412	2,643,449

Total liabilities	4,974,533	3,758,929

Commitments and contingencies (Note K)	-	-

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of September 30, 2014 and 2013	-	-
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2014 and 2013	-	-
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2014 and 2013	-	-

Common stock, par value $0.001 per share; 1,350,000,000 shares authorized; 13,935,954 and 13,108,783 shares issued and outstanding as of September 30, 2014 and 2013, respectively	13,937	13,109
Additional paid in capital	198,277,859	191,296,539
Accumulated deficit	(199,760,272)	(186,693,611)

Total stockholders’ (deficit) equity	(1,468,476)	4,616,037

Total Liabilities and Stockholders’ (Deficit) Equity	$3,506,057	$8,374,966

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012

	For the year ended September 30,
	2014	2013	2012

Revenues	$2,721,224	$2,036,222	$1,854,694

Operating expenses:
Selling, general and administrative	13,249,753	11,198,505	7,615,734
Research and development	1,300,750	692,480	432,669
Depreciation and amortization	442,262	321,074	313,940

Total operating expenses	14,992,765	12,212,059	8,362,343

LOSS FROM OPERATIONS	(12,271,541)	(10,175,837)	(6,507,649)

Other income (expense):
Interest income (expense), net (including related party interest of $6,597, $-- and $-- for the years ended September 30, 2014, 2013 and 2012, respectively)	(11,029)	1,272	(643,063)
Other income (expense), net	123,914	(3,761)	-
Loss on change in fair value of warrant liability	(908,005)	(7,508,146)	-

Loss before provision for income taxes	(13,066,661)	(17,686,472)	(7,150,712)

Income taxes (benefit)	-	-	-

NET LOSS	$(13,066,661)	$(17,686,472)	$(7,150,712)

Net loss per share-basic and diluted	$(0.97)	$(1.51)	$(0.74)

Weighted average shares outstanding- basic and diluted	13,515,518	11,730,879	9,601,525

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, October 1, 2011	—	$—	7,888,764	$7,889	$160,853,153	$(161,856,427)	$(995,385)
Common stock issued in settlement of convertible debentures and interest	—	—	2,042,198	2,042	4,787,898	—	4,789,940
Sale of common stock	—	—	749,392	750	2,100,250	—	2,101,000
Exercise of warrants and options cashlessly	—	—	89,355	89	(89)	—	—
Fair value of warrants issued for services	—	—	—	—	58,238	—	58,238
Equity based compensation	—	—	—	—	1,953,844	—	1,953,844
Net loss	—	—	—	—	—	(7,150,712)	(7,150,712)
Balance, September 30, 2012	—	—	10,769,709	10,770	169,753,294	(169,007,139)	756,925
Sale of Series A preferred stock	5,500	6	—	—	5,499,994	—	5,500,000
Sale of Series B preferred stock	5,500	6	—	—	5,234,994	—	5,235,000
Sale of common stock	—	—	357,464	359	1,437,787	—	1,438,146
Common stock issued in conversion of Series A preferred stock	(5,500)	(6)	424,383	424	(418)	—	—
Common stock issued in conversion of Series B preferred stock	(5,500)	(6)	705,128	705	(699)	—	—
Exercise of warrants and options	—	—	25,417	25	151,475	—	151,500
Purchase and cancellation of issued warrants	—	—	—	—	(60,000)	—	(60,000)
Fair value of warrants issued for services	—	—	—	—	28,256	—	28,256
Reclassification of warrants upon exercise	—	—	—	—	7,326,553	—	7,326,553
Exercise of warrants cashlessly	—	—	749,357	749	(749)	—	—
Equity based compensation	—	—	—	—	1,926,129	—	1,926,129
Exercise of options cashlessly	—	—	77,325	77	(77)	—	—
Net loss	—	—	—	—	—	(17,686,472)	(17,686,472)
Balance, September 30, 2013	—	—	13,108,783	13,109	191,296,539	(186,693,611)	4,616,037
Reclassification of warrants upon exercise	—	—	—	—	2,455,042	—	2,455,042
Exercise of warrants cashlessly	—	—	326,164	326	(326)	—	—
Common stock issued for settlement of consulting services	—	—	41,667	42	337,459	—	337, 501
Shares issued in private placement	—	—	313,757	314	2,155,950	—	2,156,264
Exercise of options cashlessly	—	—	145,583	146	(146)	—	—
Stock based compensation expense	—	—	—		2,033,341	—	2,033,341
Net loss	—	—	—	—	—	(13,066,661)	(13,066,661)
Balance, September 30, 2014	—	$—	13,935,954	$13,937	$198,277,859	$(199,760,272)	$(1,468,476)

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012

	For the year ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(13,066,661)	$(17,686,472)	$(7,150,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442,262	206,344	313,940
Impairment of intellectual property	-	114,730	-
Stock based compensation expense	1,964,053	1,517,524	1,953,844
Change in fair value of warrant liability	908,005	7,508,146	-
Amortization of capitalized financing costs	-	-	85,975
Amortization of debt discount attributable to convertible debentures	-	-	541,120
Fair value of vested warrants issued for service	-	28,256	58,238
Common stock issued in settlement of interest	-	-	102,844
Fair value change from employee option modifications	69,288	408,605	-
Common stock issued for consulting services	337,501	-	-
Bad debt expense	19,755	77,415	-
Change in operating assets and liabilities:
Accounts receivable	(181,935)	(453,059)	(88,407)
Prepaid expenses and deposits	32,352	(109,042)	(16,565)
Accounts payable and accrued liabilities	527,783	517,200	239,044
Deferred revenue	434,859	-	-
Net cash used in operating activities	(8,512,738)	(7,870,353)	(3,960,679)

Cash flows used in investing activities:
Purchase of assets under RedWeb asset purchase agreement	-	(584,080)	-
Purchase of property and equipment	(229,591)	(636,548)	(162,833)
Net cash used in investing activities	(229,591)	(1,220,628)	(162,833)

Cash flows from financing activities:
Net proceeds from sale of Series A and Series B Preferred Stock	-	10,735,000	-
Net proceeds from sale of common stock and warrants	2,156,264	3,900,000	2,101,000
Proceeds from promissory notes, including $1,000,000 from a related party	1,800,000	-	-
Deferred offering costs	(181,104)
Purchase and cancellation of previously issued warrants	-	(60,000)	-
Proceeds from exercise of options and warrants	-	151,500	-
Net cash provided by financing activities	3,775,160	14,726,500	2,101,000

Net increase (decrease) in cash and cash equivalents	(4,967,169)	5,635,519	(2,022,512)
Cash and cash equivalents at beginning of year	6,360,301	724,782	2,747,294
Cash and cash equivalents at end of year	$1,393,132	$6,360,301	$724,782

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-

Non-cash investing and financing transactions:
Reclassification of warrants from liability to equity upon exercise of warrants	$2,455,042	$-	$-
Property, plant and equipment acquired, and included in accounts payable	$-	$6,273	$-
Common stock issued upon conversion of Series A and Series B preferred stock	$-	$1,129	$-
Common stock issued for cashless exercise of options and warrants	$472	$826	$-
Common stock issued in exchange for previously incurred debt and related accrued interest	$-	$-	$4,687,096

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE A – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $199,760,272 as of September 30, 2014. The Company incurred a net loss of $13,066,661 and generated negative operating cash flow of $8,512,738 for the fiscal year ended September 30, 2014. The Company also has a working capital deficit of $1,514,806 as of September 30, 2014. At September 30, 2014 the Company had cash and cash equivalents of $1,393,132. The Company’s current capital resources include cash and cash equivalents and other working capital resources. Historically, the Company has financed its operations principally from the sale of equity securities. The Company raised $2,156,264 in a private placement of common stock and warrants and $1,800,000 in promissory notes during the fiscal year ended September 30, 2014, including $1,000,000 from a related party. See Notes H and E, respectively. As discussed in Note M, on November 20, 2014 the Company closed its underwritten public offering of common stock and warrants for gross proceeds of $9.1 million before deducting underwriting discounts and offering expenses. The Company utilized $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note F.

The Company expects to finance operations primarily through cash flows provided by operating activities provided that it achieves a sufficient level of future revenues. The Company estimates that its cash and cash equivalents are sufficient to fund operations for the next twelve months.

The Company will require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company's operating expenses. If the Company is unsuccessful in obtaining the necessary additional financing, it will most likely be forced to reduce operations.

NOTE B – SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has generated limited sales revenues from services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of an early stage company. For the period from inception through September 30, 2014, the Company has accumulated losses of $199,760,272.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations. Significant inter-company transactions and balances have been eliminated in consolidation.

On October 24, 2014, the Company filed a Third Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-60 (1:60) reverse stock split of its common stock, par value $.001 per share, and a decrease in its authorized common stock, from 1,350,000,000 to 500,000,000 shares, effective October 29, 2014. All warrant, option, share, and per share information in the consolidated financial statements gives retroactive effect to a one-for-60 reverse stock split that was effected on October 29, 2014.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include recoverability of long-lived assets, including the useful lives assigned to intangible assets and property and equipment, fair value calculations for warrants and stock based compensation, contingencies and allowance for doubtful accounts. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At September 30, 2014 and 2013, the Company recorded deferred revenue of $583,362 and $148,503, respectively.

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per the contract. The Company recognized revenue of approximately $156,452, $100,000 and $0 from these contract awards during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. At September 30, 2014 and 2013, the Company has an allowance for doubtful accounts of $9,634 and $62,415, respectively. The Company writes-off receivables that are deemed uncollectible.

Deferred offering costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs will be charged against the proceeds from equity offerings. As of September 30, 2014 and 2013, deferred offering costs were $181,104 and $0, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, warrants, equity based compensation and depreciation and amortization. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the years ended September 30, 2014 and 2013, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for fiscal year 2015, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods. Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Income Taxes, continued

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision. The Company did not have any accrued interest or penalties as of September 30, 2014 and 2013. Tax years 2010 through 2012 remain subject to future examination by the applicable taxing authorities.

Property Plant and Equipment

Property plant and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 to 5 years and leasehold improvements are amortized over the shorter of their useful life or the lease terms. Property plant and equipment consist of:

	September 30,
	2014	2013
Computer equipment	$77,182	$43,555
Lab equipment	844,104	657,735
Furniture	164,997	164,997
Leasehold improvements	248,932	239,337
Total	1,335,215	1,105,624
Accumulated depreciation	759,087	409,629
Property and equipment, net	$576,128	$695,995

Depreciation expense for the years ended September 30, 2014, 2013 and 2012 were $349,458, $157,671 and $41,096, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. As of September 30, 2014, the Company concluded that its long-lived assets were not required to be tested for recoverability. For the year September 30, 2013, the Company recognized impairment charges of $114,730 related to certain intellectual property.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Net Loss per Share, continued

For the years ended September 30, 2014, 2013 and 2012, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the fiscal years ended September 30, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Warrants	945,166	983,894	764,011
Employee options	2,909,046	2,024,249	2,086,814
	3,854,212	3,008,143	2,850,825

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

No customers represented greater than 10% of the Company’s total revenues for the years ended September 30, 2014 and 2013. The Company’s revenues earned from sale of products and services for the year ended September 30, 2012 included an aggregate of 54% from two customers of the Company’s total revenues.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,300,750, $692,480 and $432,669 for the years ended September 30, 2014, 2013 and 2012, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $99,128, $196,762 and $97,877 as advertising costs for the years ended September 30, 2014, 2013 and 2012, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Intangible Assets

The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. The estimated useful life for patents and other intellectual property is five years. All of the Company’s intangible assets are subject to amortization.

Fair Value of Financial Instruments

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

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

Recently Adopted Accounting Principles

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its consolidated financial position or results of operations.

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”) which requires performance-based awards with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period to be accounted for as a performance condition. If performance targets are clearly defined and it is probable that the performance condition will be achieved, stock-based expense should be recognized over the remaining requisite service period. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s consolidated financial position or results of operations.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE C – INTANGIBLE ASSETS

On May 10, 2013, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RedWeb Technologies Limited (“RedWeb”), a corporation incorporated and registered under the laws of England & Wales, to purchase certain assets of RedWeb (“Purchased Assets”) relating to its forensic tagging security system for a purchase price of £400,000 ($624,080). The Company completed the acquisition of the Purchased Assets on the same day. The Purchased Assets include RedWeb’s Sentry 500 Intruder Spray System, RedWeb’s Advanced Molecular Taggent Technology and all products relating thereto, certain intellectual property and supplies relating to the foregoing. £40,000 ($62,408) of the purchase price shall be held in escrow for up to one year to be applied against the indemnification obligations of RedWeb pursuant to the Asset Purchase Agreement. The escrow was released during fiscal 2014 and the Company received approximately $54,000. This transaction was accounted for as an asset acquisition in accordance with ASC 805. The Company assigned $584,080 of the purchase price to intellectual property and the remaining $40,000 was for supplies, which were expensed during the year ended September 30, 2013.

The Company recorded impairment expense of $114,730 during the year ended September 30, 2013 related to certain intellectual property that was part of the purchased assets from RedWeb. The impairment related to two pending patents that were no longer valid as of September 30, 2013.

The identifiable intangible assets acquired and their carrying values at September 30, 2014 and 2013 are as follows:

	2014	2013
Intellectual property (Weighted average life of 5 years)	$584,080	$584,080
Impairment charges	(114,730)	(114,730)
	469,350	469,350
Less:
Accumulated amortization	(141,478)	(48,674)
Intangible assets, net	$327,872	$420,676

Total amortization expense charged to operations for the years ended September 30, 2014, 2013 and 2012 were $92,804, $163,404 (includes $114,730 of impairment expense) and $272,844, respectively.

The following table presents the estimated amortization expense of the intangible assets for each of the four succeeding years as of September 30, 2014:

Amount

2015	$91,500

2016	91,500

2017	91,500

2018	53,372

Total	$327,872

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE D – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2014 and 2013 are as follows:

	2014	2013
Accounts payable	$1,059,623	$641,302
Accrued consulting fees	102,500	102,500
Accrued salaries payable	245,761	220,175
Accrued interest	11,875	-
Other accrued expenses	75,000	3,000
Total	$1,494,759	$966,977

NOTE E – PROMISSORY NOTES PAYABLE

On September 11, 2014, the Company issued and sold promissory notes (the “Notes”) in the aggregate principal amount of $1,800,000 and bearing interest at a rate of 12.5% per annum to Dr. James A. Hayward, the Company’s President, Chairman and Chief Executive Officer, in the amount of $1,000,000, and to another individual, in the amount of $800,000, both of whom are “accredited investors” as defined in regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The Notes have a ten month maturity. Interest may be payable in cash or in shares of common stock at the option of the holders of the Notes. Interest to be paid in shares shall be paid in shares of Common Stock equal to (i) the amount of interest payable, divided by (ii) the average of the closing prices for the five consecutive trading days immediately preceding the applicable interest date. The Notes may be prepaid in whole or in part, at any time, subject to certain prepayment penalties. Upon an event of default, the Notes and all accrued interest thereon shall automatically convert into common stock at the closing price of the common stock on the date of issuance of the Notes. In the event of a consolidation or merger with another corporation in which we do not survive, the Notes shall be paid in full. On November 11, 2014, Dr. Hayward and the other individual agreed to exchange for cancellation their respective notes (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, in the case of Dr. Hayward, and 252,137 shares of common stock and warrants to purchase 252,137 shares of common stock, in the case of the other individual, at $3.25 per share, the aggregate public offering per share price of common stock and warrants issued in the Company’s underwritten public offering, which closed on November 20, 2014.

Interest expense for these promissory notes was $11,875 for the fiscal year ended September 30, 2014.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE F – WARRANT LIABILITY

On December 16, 2013, Crede CG III, Ltd (“Crede”) effected the cashless exercise of 178,253 Series A Warrants and 116,667 Series B Warrants. At December 16, 2013 (date of exercise), the Company determined the fair value of the Warrants to be $2,455,042 using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $10.80 per share; dividend yield 0%; expected term: 4.55 years; risk free interest rate: 1.55%; expected volatility of: 118.89%; and an exercise price of $14.59. The change in fair value of the warrant liability on the day of exercise amounted to a loss of $1,288,752 and was included in the other income (expense). Upon exercise, the fair value of the Series A Warrants and 116,667 of the Series B Warrants were reclassified to equity. The Series A and Series B Warrants are classified as liabilities due to certain provisions contained in the warrant agreements, which may cause an adjustment to the conversion rate or the number of warrants outstanding.

As of September 30, 2014 the fair value of the remaining 387,621 Series B Warrants was $1,096,412. The fair value was determined using the Binomial Lattice model with the following assumptions: fair value of the Company’s Common Stock $5.46 per share; dividend yield 0%; expected term 3.80 years; risk free interest rate: 1.43%; expected volatility of: 98.41%; and the expected price at which holders are likely to exercise their Warrants of $14.06 per share.

As of September 30, 2013, the fair value of the Series A and Series B Warrants was determined using the Binomial Lattice model with the following assumptions: fair value of the Company’s common stock: $0.09 per share; dividend yield: 0%; expected terms 4.80 years; risk free interest rate: 1.39%; expected volatility of 121.71%; and the expected price at which holders are likely to exercise their Warrants of $14.59 per share.

The change in fair value of the warrant liability resulted in loss on change in fair value of $908,005 and $7,508,146, respectively, for the fiscal years ended September 30, 2014 and 2013.

On October 28, 2014, the Company entered into a warrant repurchase option agreement with Crede, pursuant to which it had the option to purchase between 50% and 100% of the Crede’s Series B Warrant (currently exercisable for 387,621 shares of common stock) at a purchase price of $10.55 per share underlying such Series B Warrant (up to an aggregate purchase price of $4,091,000 for all of the Series B Warrant). On November 21, 2014, the Company exercised its option and repurchased 100% of Crede’s Series B Warrant for an aggregate purchase price of $4,091,000.

NOTE G – RELATED PARTY TRANSACTIONS

As discussed in Note M, the Company’s Chief Executive Officer and an affiliated company of a member of the Company’s board of directors participated in the Company’s November 20, 2014 underwritten public offering.

As discussed in Note E, on September 11, 2014, the Company issued and sold a promissory note in the aggregate principal amount of $1,000,000 and bearing interest at a rate of 12.5% per annum to Dr. James A. Hayward, the Company’s President, Chairman and Chief Executive Officer. On November 11, 2014, Dr. Hayward agreed to exchange for cancellation of his note (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, at $3.25 per share, the aggregate public offering price of common stock and warrants issued in the Company’s underwritten public offering which closed on November 20, 2014.

As discussed in Note H, certain members of the Company’s senior management team and the Board of Directors participated in the June 3, 2014 private placement.

During the year ended September 30, 2012, the Company issued 382,075 shares of Common Stock in exchange for settlement of an aggregate of $925,000 related party convertible promissory notes and accrued interest.

On June 21, 2012, Abarta Partners I, a partnership administered by Mr. Bitzer, one of the Company’s directors, for which his revocable trust is a partner, purchased 592,943 shares of the Common Stock at a purchase price of $2.60 per share for gross proceeds of $1,542,600 in a private placement transaction.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE H – CAPITAL STOCK

On October 24, 2014, the Company filed a Third Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-60 (1:60) reverse stock split of its common stock, par value $.001 per share, and a decrease in its authorized common stock, from 1,350,000,000 to 500,000,000 shares, effective October 29, 2014. All warrant, option, share, and per share information in the consolidated financial statements gives retroactive effect to the one-for-60 reverse stock split that was effected on October 29, 2014. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of September 30, 2014 and 2013, there were 13,935,954 and 13,108,783 shares of Common Stock issued and outstanding, respectively.

Preferred and Common Stock Transactions during the Year Ended September 30, 2014:

On December 16, 2013, Crede effected the cashless exercise of 178,253 Series A Warrants and 116,667 Series B Warrants, and the Company thereupon issued to Crede an aggregate of 313,718 shares of its Common Stock (see Note F).

On December 20, 2013, 41,667 shares of the Company’s Common Stock were issued in connection with a settlement resulting from the termination of a consulting agreement. The fair value of the Common Stock was determined using the Company’s stock price on December 20, 2013. The total fair value of $337,501 was charged to operations.

On February 11, 2014, 12,446 shares of the Company’s Common Stock were issued in connection with the cashless exercise of 16,667 warrants to acquire the Company’s Common Stock.

On June 3, 2014, the Company closed a private placement of its Common Stock and warrants to purchase Common Stock with a group of investors, including members of the Company’s senior management team and the Board of Directors, pursuant to subscription agreements for gross proceeds of $2,145,956 (“Private placement”). The Company issued and sold 312,257 shares of its Common Stock at a purchase price of $6.87 per share and warrants to purchase 312,257 shares of Common Stock. The purchase price of the Common Stock represented a 5% discount to the volume weighted average closing price of the Company’s Common Stock from May 13, 2014 to May 16, 2014, which ranged from $6.93 to $7.47 per share during the period. The Warrants are exercisable at a price of $8.25 per share (representing a 20% premium to the Purchase Price) for a period of one year and do not have cashless exercise provisions. The Common Stock purchased as well as the Common Stock to be issued upon exercise of the Warrants will be subject to the six month holding period provisions of Rule 144.

On July 8, 2014, the Company closed on an additional subscription agreement under this private placement, with the same terms as disclosed above. The Company issued and sold 1,500 shares of its Common Stock and warrants to purchase 1,500 shares of Common Stock for total proceeds of $10,308.

This Private placement triggered the anti-dilution provision of the remaining Crede Series B warrants, as the purchase price of the Common Stock and the exercise price of the Warrants issued with the Private placement were below the exercise price in effect for the Crede Series B warrants. The exercise price of the Crede Series B warrants was adjusted from $14.59 to $14.09 per share and the number of warrants increased from 373,529 to 386,618 as of June 30, 2014. The Crede Series B warrants were further diluted with the issuance on July 8, 2014 of Common Stock and warrants as the exercise price was further adjusted to$14.06 and the number of warrants was increased to 387,621 (see Note F).

On August 19, 2014, 145,583 shares of the Company’s Common Stock were issued in connection with the cashless exercise of 341,668 options to acquire the Company’s Common Stock.

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

Securities Issued	Initial Purchase Agreement		Second Purchase Agreement
	Shares issued	Price per share	Shares issued	Price per share
Common Stock	179,211	$11.16	178,253	$11.22
Series A Warrants	179,211	$13.39	178,253	$14.59
Series B Warrants	492,831	$13.39	490,196	$14.59
Series C Warrants	448,029	$13.39	445,633	$14.59
Series A Preferred Stock	5,500	$1,000	—	$—
Series B Preferred Stock	—	$—	5,500	$1,000

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE H – CAPITAL STOCK (Continued)

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

In addition, the Company has agreed not to issue additional Common Stock or securities convertible into Common Stock at a price below the per share price issued to Crede under the Second Purchase Agreement, $11.22, or the market price of the Common Stock on the day before the registration statement was declared effective ($10.02), for a period of 180 days from the effective date of the registration statement, except for issuances (i) pursuant to acquisitions, joint ventures, license arrangements, leasing arrangements and other similar arrangements, (ii) to employees, consultants, directors and officers approved by the Board or pursuant to a plan approved by the Board, (iii) pursuant to one or more contracts entered into by the Company with third parties which would result in revenues to the Company during a three-month period equal to an annual run rate of $15 Million in revenues and (iv) pursuant to a contract entered into by the Company with a third party which would reasonably be expected to result in more than $3 Million in annual receivables.

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

On January 8, 2013, Crede exercised its option and converted the Series A Preferred into 424,383 shares or the Company’s Common Stock at a conversion price of $12.96 per share and on April 25, 2013, Crede effected the cashless exercise of the Series A and Series B Warrants related to the Initial Purchase Agreement. Also, on August 14, 2013, the Company exercised its option and converted the Series B Preferred into 705,128 shares of the Company’s Common Stock at a conversion price of $7.80 per share. On January 22, 2013, the Company exercised its option to repurchase the Series C warrants related to the Initial Purchase Agreement and on August 14, 2013, the Company exercised its option to repurchase the Series C Warrants related to the Second Purchase Agreement for $50,000 and $10,000, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE I – STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s Common Stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of the Company’s Common Stock.

Exercise Prices	Number Outstanding	Warrants Outstanding Remaining Contractual Life (Years)	Weighted Average Exercise Price	Weighted Average Exercisable	Exercisable Weighted Average Exercise Price
$2.40	33,333	0.92	$2.40	33,333	$2.40
$2.64	8,514	2.79	$2.64	8,514	$2.64
$2.85	63,159	3.79	$2.85	63,159	$2.85
$3.32	3,769	3.27	$3.32	3,769	$3.32
$4.26	16,667	0.32	$4.26	16,667	$4.26
$5.40	115,000	1.92	$5.40	115,000	$5.40
$8.25	313,768	0.67	$8.25	313,768	$8.25
$10.74	1,667	1.10	$10.74	1,667	$10.74
$12.84	1,667	1.60	$12.84	1,667	$12.84
$14.06	387,622	3.80	$14.06	387,622	$14.06
$9.59	945,166	2.35	$9.59	945,166	$9.59

Transactions involving warrants (see Note H) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance, October 1, 2012	764,011	$8.70
Granted	2,237,487	13.98
Exercised	(1,003,948)	(10.20)
Cancelled or expired	(1,013,656)	(15.88)
Balance at September 30, 2013	983,894	$11.86
Granted	327,860	8.50
Exercised	(311,587)	(13.44)
Cancelled or expired	(55,001)	(14.00)
Balance, September 30, 2014	945,166	9.59

APPLIED DNA SCIENCES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE I – STOCK OPTIONS AND WARRANTS, continued

Employee Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of Common Stock approved the 2005 Incentive Stock Plan. In 2007, 2008 and 2012, the Board of Directors and holders of a majority of the outstanding shares of Common Stock approved various increases in the number of shares of Common Stock that can be issued as stock awards and stock options thereunder to an aggregate of 5,833,334 shares and the number of shares of Common Stock that can be covered by awards made to any participant in any calendar year to 833,334 shares.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of Common Stock. As of September 30, 2014, a total of 211,252 shares have been issued and options to purchase 3,350,780 shares have been granted under the 2005 Incentive Stock Plan.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s Common Stock issued to employees of the Company under the 2005 Incentive Stock Plan:
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$3.00	400,001	0.65	$3.00	400,001	$3.00
$3.51	666,667	3.79	$3.51	666,667	$3.51
$3.60	333,334	0.76	$3.60	333,335	$3.60
$3.90	10,581	2.18	$3.90	10,581	$3.90
$4.08	79,500	2.17	$4.08	79,500	$4.08
$4.20	47,501	0.88	$4.20	39,376	$4.20
$5.31	120,966	4.04	$5.31	33,334	$5.31
$5.40	16,668	1.92	$5.40	16,668	$5.40
$5.82	946,300	4.05	$5.82	62,964	$5.82
$6.00	8,334	4.97	$6.00	-	$-
$6.60	123,338	3.94	$6.60	90,004	$6.60
$6.89	4,167	4.58	$6.89	-	$-
$6.96	4,167	4.16	$6.96	-	$-
$7.02	33,334	4.18	$7.02	-	$-
$8.16	35,446	4.19	$8.16	35,446	$8.16
$9.60	41,667	4.35	$9.60	41,667	$9.60
$10.79	34,991	3.17	$10.79	34,991	$10.79
$11.58	417	3.75	$11.58	417	$11.58
$12.00	1,667	3.63	$12.00	417	$12.00
$4.74	2,909,046	2.99	$4.74	1,845,368	$4.10

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE I – STOCK OPTIONS AND WARRANTS, continued

Employee Stock Options, continued

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2012	2,086,814	$3.60
Granted	38,323	10.88
Exercised	(99,650)	(2.52)
Cancelled or expired	(1,238)	(3.60)
Outstanding at September 30, 2013	2,024,249	$3.78
Granted	1,229,717	6.03
Exercised	(341,668)	(3.60)
Cancelled or expired	(3,252)	(7.72)
Outstanding at September 30, 2014	2,909,046	$4.74
Vested at September 30, 2014	1,845,368	4.10	$3.36
Non-vested at September 30, 2014	1,063,678		$1.46

The aggregate intrinsic value for options exercised during the fiscal years ended September 30, 2014, 2013 and 2012 was $3.73, $8.38 and $0, respectively.

On November 30, 2012, the Company granted an aggregate of 34,989 options to non-employee board of director members (except Mr. Catenacci) under the 2005 Incentive Stock Plan. The options are exercisable at $10.79 per share for five years, vesting one year from the date of issuance. The fair value of options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 146.33% and risk free rate of 0.82%.

On May 12, 2013, the Company granted an aggregate of 1,667 options to an employee under the 2005 Incentive Stock Plan. The options are exercisable at $12.00 per share for five years, vesting at 25% each anniversary for the next four years. The fair value of the options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 117.57% and risk free rate of 0.60%.

On May 15, 2013 the Company extended the term of 90,000 options that were set to expire to June 16, 2018. The Company recorded $408,605 of stock compensation expense for the year ended September 30, 2013 in connection with this modification as the incremental difference between fair value of the stock options immediately before and after modification.

On July 2, 2013 the Company granted an aggregate of 1,667 options to an employee under the 2005 Incentive Stock Plan. The options are exercisable at $11.58 per share for five years, vesting at 25% each anniversary for the next four years. The fair value of the options was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 114% and risk free interest rate of 1.01%.

On October 14, 2013, the Company granted an aggregate of 122,987 options to purchase the Company’s Common Stock at an exercise price of $5.32 per share for five years to employees. 89,617 of these options vest at 25% each anniversary for the next four years and 33,333 of these options vest immediately.

On October 17, 2013, the Company granted Dr. James A. Hayward, Chairman, CEO and President and Dr. Ming-Hwa Liang, Chief Technology Officer and Secretary of the Company options to purchase 833,333 and 50,000 shares of the Company’s Common Stock, respectively, at an exercise price of $5.82 per share for five years with vesting at 25% each anniversary for the next four years. Also on October 17, 2013, the Company granted an aggregate of 62,963 options to non-employee board of director members at an exercise price of $5.82 per share for five years with immediate vesting.

On November 28, 2013, the Company granted 4,167 options to purchase the Company’s Common Stock at an exercise price of $6.96 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

On December 2, 2013, the Company granted 33,333 options to purchase the Company’s Common Stock at an exercise price of $7.02 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE I – STOCK OPTIONS AND WARRANTS, continued

Employee Stock Options, continued

On December 10, 2013, the Company granted an aggregate of 35,433 options to purchase the Company’s Common Stock at an exercise price of $8.16 per share for five years to employees, with immediate vesting.

On February 6, 2014, the Company granted 41,667 options to purchase the Company’s Common Stock at an exercise price of $9.60 per share for five years to a consultant, with immediate vesting.

On February 23, 2014 the Company extended the term of 16,667 options that were set to expire on that date. The Company recorded $43,401 of stock compensation expense for the fiscal year ended September 30, 2014 in connection with this modification as the incremental difference between the fair value of the stock options immediately before and after the modification.

On April 14, 2014, the Company granted 33,333 options to purchase the Company’s Common Stock at an exercise price of $6.60 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

On May 1, 2014, the Company granted 4,167 options to purchase the Company’s Common Stock at an exercise price of $6.89 per share for five years to an employee with vesting at 25% each anniversary for the next four years.

On August 5, 2014 the Company modified the vesting term of 33,334 options. The Company recorded $25,887 of stock compensation expense for the fiscal year ended September 30, 2014 in connection with this modification as the incremental difference between the fair value of the stock options immediately before and after the modification.

On September 20, 2014 the Company granted 8,334 options to purchase the Company’s Common Stock at an exercise price of $6.00 per share for five years to an employee, which vest immediately.

The fair value of options granted during the fiscal year ended September 30, 2014 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

	2014	2013	2012
Stock price	$6.11	$14.36	$3.90
Exercise price	$6.12	$7.88	3.90
Expected term	3.62	4.97	5.00
Dividend yield	0.00	0.00	0.00
Volatility	112%	136%	155%
Risk free rate	0.97%	0.83%	0.95%

The Company recorded $2,033,341 (including stock option modification), $1,926,129 (including stock option modification) and $1,953,844 as stock compensation expense for fiscal years ended September 30, 2014, 2013 and 2012 respectively. As of September 30, 2014, unrecorded compensation cost related to non-vested awards was $3,429,056, which is expected to be recognized over a weighted average period of approximately 3.05 years. The weighted average grant date fair value for options granted during the fiscal years ended September 30, 2014, 2013 and 2012 was $2,573,321, $1,008,744 and $30,328, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE J – INCOME TAXES

The income tax provision (benefit) for the years ended September 30, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
Federal:
Current	$-	-	$-
Deferred	643,000	2,955,000	1,422,000
	643,000	2,955,000	1,422,000
State and local:
Current	-	-	-
Deferred	13,000	407,000	196,000
	13,000	407,000	196,000

Valuation allowance	(656,000)	(3,362,000)	(1,618,000)

Income tax provision (benefit)	$-	-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended September 30, 2014, 2013 and 2012 as follows:

	September 30,
	2014	2013	2012

Statutory federal income tax rate	34.00%	34.00%	34.00%
Statutory state and local income tax rate (1%, 7.1% and 7.1% as of September 30, 2014, 2013 and 2012, respectively), net of federal benefit	0.66%	4.69%	4.69%
Stock based compensation	0.00%	(3.27%)	(10.74%)
Other	(0.05%)	0.12%	0.28%
Amortization of debt discount	0.00%	0.00%	(2.92%)
Change in valuation allowance	(34.61%)	(35.54%)	(25.31%)
Effective tax rate	0.00%	0.00%	0.00%

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE J – INCOME TAXES, continued

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2014	2013
Deferred tax assets (liabilities):
Stock based compensation	$5,619,000	$5,486,000
Depreciation and amortization	1,733,000	1,977,000
Impairment of intangibles	40,000	44,000
Amortization of debt discount	15,822,000	17,662,000
Warrant liability	2,917,000	2,905,000
Net operating loss carry forward	14,326,000	11,728,000
Less: valuation allowance	(40,457,000)	(39,802,000)
Net deferred tax asset	$-	$-

As of September 30, 2014, the Company has approximately $41,482,000 of Federal and $33,626,000 of State net operating loss “NOL” carryforwards available which begin to expire after 2022. Pursuant to Internal Revenue Code Section 382, the Company’s ability to utilize the NOLs is subject to certain limitations due to changes in stock ownership in prior years. The annual limitation ranges between $786,000 and $948,000 and any unused amounts can be carried forward to subsequent years.

The Company has provided a full valuation allowance against all of the net deferred tax assets based on management’s determination that it is more likely than not that the net deferred tax assets will not be realized in the future.

Based on a study of Section 382 of the Internal Revenue code conducted by the Company at September 30, 2014, deferred tax asset related to net operating loss carryforward is decreased by $6,185,000 at September 30, 2013. Additionally, deferred tax asset at September 30, 2013 have been revised as follows: deferred tax asset related to stock based compensation is increased by $4,908,000; deferred tax asset related to depreciation and amortization is increased by $1,998,000; deferred tax asset related to impairment of intangibles is increased by $44,000; deferred tax asset related to amortization of debt discounts is increased by $17,662,000; deferred tax asset related to warrant liability is increased by $2,905,000; the valuation allowance is increased by $21,332,000, completely offsetting the net increases in the deferred tax assets. The revisions resulted in no change to the net tax provision of the Company at September 30, 2013 and for the fiscal year ended.

NOTE K – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods. The base rent during the initial lease term is $449,142 per annum. The Company also has operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York. The Huddersfield lease is currently on month to month. The Calverton lease is from February 1, 2014 through October 31, 2014, with the option to renew for additional one year periods. The Calverton lease is currently month to month. The base rent during the initial lease term is $2,850 per year. Total rent expense for the years ended September 30, 2014, 2013 and 2012 were $505,520, $352,867 and $244,192, respectively.

Future minimum rental payments (excluding real estate tax and maintenance costs) as of September 30, 2014 are as follows:

2015	$468,548
2016	300,803
Total	$769,351

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE K – COMMITMENTS AND CONTINGENCIES, continued

Employment and Consulting Agreements

Employment agreements

On July 11, 2011, the Company’s Board of Directors approved the terms of employment for Dr. James A. Hayward, the Company’s Chief Executive Officer (“CEO”).

The agreement provides that Dr. Hayward will be our Chief Executive Officer, and will continue to serve on the Company’s Board of Directors. The initial term of his employment was from July 1, 2011 through June 30, 2014, which automatically renews for one-year periods subject to ninety days’ prior notice of non-renewal by either party. Dr. Hayward’s employment agreement was automatically renewed for one year. Dr. Hayward received an initial annual salary of $225,000, subject to annual review. On November 30, 2012, the Company’s Board of Directors increased Dr. Hayward’s annual salary to $350,000. The agreement provided that Dr. Hayward’s annual salary will be increased to $350,000 per annum after the first quarter in which the Company’s revenues exceed $1 million for such quarter. The Board of Directors, acting in its discretion, may grant annual bonuses to Dr. Hayward. Dr. Hayward will be eligible for a special cash bonus of up to $750,000, 40% of which will be payable if and when annual revenue reaches $6 million and 10% of which would be payable for each $2 million of annual revenue in excess of $6 million. On November 30, 2012, the Board granted a cash bonus of $150,000 to Dr. Hayward payable upon the closing of an additional financing of $5.5 million by an investor. Dr. Hayward will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to our other employees.

Dr. Hayward was granted options to purchase 666,667 shares of our common stock at an exercise price per share equal to $3.51. The options vested as follows: 25% on the grant date, and 37.5% on each of the next two anniversaries of the grant date, subject to Dr. Hayward’s continuous employment. If the Company’s revenues for any fiscal quarter increased by more than $1 million over the prior fiscal quarter, then the vesting date for the next 37.5% tranche would be accelerated. The Company also granted 250,000 shares of its common stock to Dr. Hayward.

The agreement with Dr. Hayward also provides that if he is terminated before the end of the initial or a renewal term by the Company without cause or if Dr. Hayward terminates his employment for good reason, then, in addition to previously earned and unpaid salary, bonus and benefits, and subject to the delivery of a general release and continuing compliance with restrictive covenants, Dr. Hayward will be entitled to receive a pro rata portion of the annual bonus he would have received if employment had continued through the end of the year of termination; salary continuation payments for two years following termination equal to the greater of (i) three times base salary or (ii) two times base salary plus bonus; Company-paid COBRA continuation coverage; continuing life insurance benefits (if any) for two years; and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term). If termination of employment as described above occurs within six months before or two years after a change in control of the Company, then, in addition to the above payments and benefits, all of Dr. Hayward’s outstanding options and other equity incentive awards will become fully vested and Dr. Hayward will receive a lump sum payment of the amounts that would otherwise be paid as salary continuation. In general, a change in control will include a 30% or more change in ownership of the Company.

Upon termination due to death or disability, Dr. Hayward will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause (as described in the preceding paragraph), other than salary continuation payments.

Effective June 21, 2014, Dr. Hayward’s annual salary was voluntarily reduced by $50,000. This salary reduction will be accrued and repaid when the Company reaches $3,000,000 in sales for two consecutive quarters or the Company has net income at the end of any fiscal year.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE K – COMMITMENTS AND CONTINGENCIES, continued

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

SmartWater, Ltd. v. Applied DNA Sciences, Inc. (Civil Action No. 12-05731-JS-AKT, Eastern District of New York)

On August 24, 2012, SmartWater Limited (“SmartWater”) filed a complaint for patent infringement against the Company in the United States District Court for the Southern District of Florida. It alleged that the Company infringed two of SmartWater’s patents. Upon the Company’s motion, the case was transferred to the United States District Court for the Eastern District of New York. On June 26, 2013, SmartWater moved for leave to file an amended complaint. By memorandum and order dated September 27, 2013, the Court held that SmartWater had adequately stated claims for direct infringement, but dismissed the claims for contributory infringement with respect to both patents and induced infringement with respect to one patent.

On June 11, 2014, SmartWater filed a motion for an order dismissing its remaining patent infringement claims against the Company with prejudice. On July 18, 2014, the Company filed a request for an award of attorneys’ fees. On September 29, 2014, the Court dismissed SmartWater’s claims with prejudice and denied the Company’s request for attorneys’ fees. As part of the dismissal, the Court ordered that SmartWater is permanently barred from suing the Company or any other entity with respect to the patents at issue as they relate to the Company’s products or services. SmartWater recovered nothing from the Company as a result of its suit.

NOTE L – FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice model option pricing model as described in Note B. Certain assumptions used in the calculation of the warrants liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2014.

APPLIED DNA SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE L – FAIR VALUE, continued

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Fair Value Measurements of Derivative Warrant Liability Using Significant Unobservable Inputs (Level 3)

	Year Ended September 30,
	2014	2013
Balance at October 1,	$2,643,449	$—
Issuance of Series A and B Warrants	—	2,461,856
Adjustment resulting from change in value recognized in earnings (a)	908,005	7,508,146
Reclassification to equity upon exercise	(2,455,042)	(7,326,553)
Balance at September 30,	$1,096,412	$2,643,449

(a) Adjustment resulting from change in fair value is the amount of total gains or losses for the period attributable to the change in unrealized gains or losses relating to liabilities held at the reporting date and realized gains or losses at the date of exercise. The gain or loss is recorded in change in fair value of warrant liability in the accompanying consolidated statements of operations.

NOTE M – SUBSEQUENT EVENTS

On November 20, 2014, the Company closed its underwritten public offering of 2,800,000 shares of common stock and warrants to purchase up to an aggregate of 2,800,000 shares of Common Stock for gross proceeds of $9.1 million before deducting underwriting discounts and offering expenses. The Company utilized $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note F. The public offering price for each share of Common Stock and each warrant was $3.25. The warrants may be exercised for a period of five years and have a per share exercise price of $3.50 per share of Common Stock. In connection with the offering, the Company granted to the underwriters a 45-day option to purchase up to 420,000 additional shares of Common Stock and/or up to 420,000 additional warrants to cover over-allotments, if any. The Company’s Chief Executive Officer and an affiliate of a member of the Company’s board of directors participated in this underwritten public offering. The Company’s Common Stock and warrants are listed on the Nasdaq Capital Market under the symbols “APDN” and “APDNW”, respectively. In addition, the Company agreed to issue to the underwriters warrants to purchase 128,800 shares of common stock at an exercise price of $3.73 per share. The Company had approximately $1,212,000 of deferred offering costs as of December 15, 2014.

In connection with the closing of the offering, the Company entered into a Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent (“Warrant Agreement”), pursuant to which American Stock Transfer & Trust Company, LLC has agreed to act as transfer agent with respect to the warrants for the Company. A copy of the Warrant Agreement is filed as Exhibit 4.1 and is incorporated herein by reference.

On November 20, 2014 the Company granted 83,334 options to purchase the Company’s Common Stock at an exercise price of $2.69 per share for five years to a consultant, which vest immediately.

On December 3, 2014, Joseph Ceccoli was appointed to the Company’s Board of Directors.

Supplementary Financial Information

The following quarterly data are derived from the Company’s consolidated statements of operations.

QUARTERLY INFORMATION (unaudited)

	Quarter Ended September 30, 2014	Quarter Ended June 30, 2014	Quarter Ended March 31, 2014	Quarter Ended December 31, 2013	Year Ended September 30, 2014
Fiscal 2014
Net sales	$645,527	$841,197	$637,146	$597,354	$2,721,224
Loss from operations	$(2,844,603)	$(2,487,010)	$(3,127,185)	$(3,812,743)	$(12,271,541)
Net loss	$(2,105,518)	$(1,919,057)	$(2,750,436)	$(6,291,650)	$(13,066,661)
Loss per share-basic and diluted	$(0.16)	$(0.14)	$(0.20)	$(0.48)	$(0.97)

	Quarter Ended September 30, 2013	Quarter Ended June 30, 2013	Quarter Ended March 31, 2013	Quarter Ended December 31, 2012	Year Ended September 30, 2013
Fiscal 2013
Net sales	$729,105	$644,842	$344,605	$317,670	$2,036,222
Loss from operations	$(2,352,328)	$(2,843,234)	$(2,608,117)	$(2,372,158)	$(10,175,837)
Net loss	$(3,718,472)	$(2,135,612)	$(3,127,631)	$(8,704,757)	$(17,686,472)
Loss per share-basic and diluted	$(0.29)	$(0.18)	$(0.28)	$(0.60)	$(1.51)

