Form 10-Q
period 2014-12-31
APPLIED DNA SCIENCES INC
filed 2015-02-09
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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
☐   Yes    ☒   No

At February 2, 2015, the registrant had 17,361,702 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2014

Part I

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,871,570	$1,393,132
Accounts receivable, net of allowance of $11,257 and $9,634 at December 31, 2014 and September 30, 2014, respectively	1,114,541	834,818
Prepaid expenses	149,117	135,365
Total current assets	4,135,228	2,363,315

Property, plant and equipment, net of accumulated depreciation of $845,357 at December 31, 2014 and $759,087 at September 30, 2014	520,682	576,128

Other assets:
Deposits	61,988	57,638
Deferred offering costs	—	181,104

Intangible assets:
Intellectual property, net of accumulated amortization and impairment of $279,664 and $256,208 at December 31, 2014 and September 30, 2014, respectively	304,416	327,872

Total Assets	$5,022,314	$3,506,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities, including related party accrued interest of $-- and $6,597 at December 31, 2014 and September 30, 2014, respectively	$1,197,012	$1,494,759
Promissory notes payable, including $1,000,000 with a related party	—	1,800,000
Deferred revenue	524,361	583,362
Total current liabilities	1,721,373	3,878,121

Warrant liability	—	1,096,412

Total liabilities	1,721,373	4,974,533

Commitments and contingencies (Note I)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2014 and September 30, 2014	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2014 and September 30, 2014	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2014 and September 30, 2014	—	—
Common stock, par value $0.001 per share; 500,000,000 and 1,350,000,000 shares authorized; 17,361,702 and 13,935,954 shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	17,362	13,937
Additional paid in capital	210,872,495	198,277,859
Accumulated deficit	(207,588,916)	(199,760,272)
Total stockholders’ equity (deficit)	3,300,941	(1,468,476)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,022,314	$3,506,057

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2014	2013

Revenues	$1,241,802	$597,354

Operating expenses:
Selling, general and administrative	4,671,490	3,845,578
Research and development	278,288	459,304
Depreciation and amortization	109,726	105,215

Total operating expenses	5,059,504	4,410,097

LOSS FROM OPERATIONS	(3,817,702)	(3,812,743)

Other income (expense):
Interest income (expense), net	(31,875)	434
Other income (expense), net	(3,685)	155,417
Loss on conversion of promissory notes	(980,842)	—
Loss on change in fair value of warrant liability	(2,994,540)	(2,634,758)

Net loss before provision for income taxes	(7,828,644)	(6,291,650)

Provision for income taxes	—	—

NET LOSS	$(7,828,644)	$(6,291,650)

Net loss per share-basic and diluted	$(0.51)	$(0.48)

Weighted average shares outstanding-
Basic and diluted	15,456,566	13,164,914

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(7,828,644)	$(6,291,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,726	105,215
Stock based compensation expense	1,998,524	765,546
Change in fair value of warrant liability	2,994,540	2,634,758
Loss on conversion of promissory notes	980,842	—
Common stock issued for consulting services	—	337,500
Bad debt expense	2,779	15,000
Change in operating assets and liabilities:
Accounts receivable	(282,502)	(91,716)
Prepaid expenses and deposits	(18,102)	47,686
Accounts payable and accrued liabilities	(253,997)	234,728
Deferred revenue	(59,001)	176,485
Net cash used in operating activities	(2,355,835)	(2,066,448)

Cash flows used in investing activities:
Purchase of property plant and equipment	(30,825)	(94,510)
Net cash used in investing activities	(30,825)	(94,510)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	7,956,050	—
Purchase and cancelation of previously issued warrants	(4,090,952)	—

Net cash provided by financing activities	3,865,098	—

Net increase (decrease) in cash and cash equivalents	1,478,438	(2,160,958)
Cash and cash equivalents at beginning of period	1,393,132	6,360,301
Cash and cash equivalents at end of period	$2,871,570	$4,199,343

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for cashless exercise of options and warrants	$—	$18,823
Reclassification of deferred offering costs in connection with underwritten public offering	$181,104	$—
Property, plant and equipment acquired, and included in accounts payable	$—	$8,269

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of December 31, 2014 and for the three month periods ended December 31, 2014 and 2013 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2014 and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

The condensed consolidated balance sheet as of September 30, 2014 contained herein has been derived from the audited consolidated financial statements as of September 30, 2014, but do not include all disclosures required by GAAP.

All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to the one-for-60 reverse stock split that was effected on October 29, 2014. See Note G.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has had a limited operating history, and as a result, its operations have produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a biotechnology company. For the period from inception through December 31, 2014, the Company has accumulated losses of $207,588,916.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations or activity. Significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At December 31, 2014 and September 30, 2014, the Company recorded deferred revenue of $524,361 and $583,362, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per the contract. The Company recognized revenue of approximately $449,647 and $25,000 from these contract awards during the three month periods ended December 31, 2014 and 2013, respectively.

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

For the three month periods ended December 31, 2014 and 2013, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share, continued

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the three month periods ended December 31, 2014 and 2013 are as follows:

	2014	2013
Warrants	4,470,502	688,969
Employee options	3,777,888	3,166,416
	8,248,390	3,855,385

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2014 included an aggregate of 41%, and 12% respectively, from two customers of the Company’s total revenues. These customers accounted for approximately 42%, and 9%, respectively of the Company’s total accounts receivable at December 31, 2014.

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2013 included an aggregate of 11% from one customer of the Company’s total revenues.  The customer accounted for approximately 9% of the Company’s total accounts receivable at December 31, 2013.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its condensed consolidated financial position or results of operations.

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” (“ASU 2014-12”) which requires performance-based awards with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period to be accounted for as a performance condition. If performance targets are clearly defined and it is probable that the performance condition will be achieved, stock-based expense should be recognized over the remaining requisite service period. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(unaudited)

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $207,588,916 as of December 31, 2014. The Company incurred a net loss of $7,828,644 and generated negative operating cash flow of $2,355,835 for the three month period ended December 31, 2014.  However, the Company also has attained positive working capital of $2,413,855 as of December 31, 2014. At December 31, 2014 the Company had cash and cash equivalents of $2,871,570. The Company’s current capital resources include cash and cash equivalents, accounts receivable and prepaid expenses. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed in Note G, on November 20, 2014 the Company closed its underwritten public offering of common stock and warrants for gross proceeds of $9.3 million before deducting underwriting discounts and offering expenses. The Company utilized approximately $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note E.  The Company raised $2,156,264 in a private placement of common stock and warrants and $1,800,000 in promissory notes during the fiscal year ended September 30, 2014, including $1,000,000 from a related party.

The Company expects to finance operations primarily through cash flows provided by operating activities provided that it will achieve a sufficient level of future revenues. The Company estimates that its cash and cash equivalents are sufficient to fund operations for the next twelve months. Management is implementing a cost savings plan that is designed to reduce the Company’s cash expenditures for this calendar year.

The Company will require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company’s operating expenses. If the Company is unsuccessful in obtaining the necessary additional financing, it will most likely be forced to reduce operations.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2014 and September 30, 2013 are as follows:

	December 31, 2014 (unaudited)	September 30, 2014
Accounts payable	$885,809	$1,059,623
Accrued consulting fees	102,500	102,500
Accrued salaries payable	205,503	245,761
Accrued interest payable	—	11,875
Other accrued expenses	3,200	75,000
Total	$1,197,012	$1,494,759

NOTE D – PROMISSORY NOTES PAYABLE

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

The Notes had a ten month maturity. Interest was payable in cash or in shares of common stock at the option of the holders of the Notes. Interest to be paid in shares was to be paid in shares of common stock equal to (i) the amount of interest payable, divided by (ii) the average of the closing prices for the five consecutive trading days immediately preceding the applicable interest date. The Notes may be prepaid in whole or in part, at any time, subject to certain prepayment penalties. Upon an event of default, the Notes and all accrued interest thereon shall automatically convert into common stock at the closing price of the common stock on the date of issuance of the Notes. In the event of a consolidation or merger with another corporation in which the Company does not survive, the Notes shall be paid in full. On November 11, 2014, Dr. Hayward and the other individual agreed to exchange for cancellation their respective notes (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, in the case of Dr. Hayward, and 252,137 shares of common stock and warrants to purchase 252,137 shares of common stock, in the case of the other individual, at $3.25 per share, the aggregate public offering per share price of common stock and warrants issued in the Company’s underwritten public offering, which closed on November 20, 2014.  The conversion of the promissory notes resulted in a loss on conversion of approximately $981,000, which was recorded on the condensed consolidated statement of operations for the three month period ended December 31, 2014.  The loss was calculated as the difference between the carrying amount of the promissory note and accrued interest on the conversion date compared to the fair value of the common stock and warrant issued as settlement of the Notes.

Interest expense for these promissory notes was $31,875 for the three month period ended December 31, 2014.

NOTE E – WARRANT LIABILITY

On December 16, 2013, Crede CG III, Ltd (“Crede”) effected the cashless exercise of 178,253 Series A Warrants and 116,667 Series B Warrants. At December 16, 2013 (date of exercise), the Company determined the fair value of the Warrants to be $2,455,042 using the Binomial Lattice model with the following assumptions: fair value of the Company’s common stock $10.80 per share; dividend yield 0%; expected term: 4.55 years; risk free interest rate: 1.55%; expected volatility of: 118.89%; and an exercise price of $14.59. The change in fair value of the warrant liability on the day of exercise amounted to a loss of $1,288,752 and was included in the other income (expense). Upon exercise, the fair value of the Series A Warrants and 116,667 of the Series B Warrants were reclassified to equity. The Series A and Series B Warrants were classified as liabilities due to certain provisions contained in the warrant agreements, which may cause an adjustment to the conversion rate or the number of warrants outstanding.

The change in fair value of the warrant liability resulted in loss on change in fair value of $2,634,758 for the three month period ended December 31, 2013.

On October 28, 2014, the Company entered into a warrant repurchase option agreement with Crede, pursuant to which it had the option to purchase between 50% and 100% of the Crede’s Series B Warrant (currently exercisable for 387,621 shares of common stock) at a purchase price of $10.55 per share underlying such Series B Warrant (up to an aggregate purchase price of $4,091,000 for all of the Series B Warrant). On November 21, 2014, the Company exercised its option and repurchased 100% of Crede’s Series B Warrant for an aggregate purchase price of approximately $4,091,000.  The change in fair value of the warrant liability on the day of repurchase amounted to a loss of $2,994,540 and was included in other income (expense).

NOTE F – RELATED PARTY TRANSACTIONS

As discussed in Note D, on September 11, 2014, the Company issued and sold a promissory note in the aggregate principal amount of $1,000,000 and bearing interest at a rate of 12.5% per annum to Dr. James A. Hayward, the Company’s President, Chairman and Chief Executive Officer. On November 11, 2014, Dr. Hayward agreed to exchange for cancellation of his note (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, at $3.25 per share, the aggregate public offering price of common stock and warrants issued in the Company’s underwritten public offering which closed on November 20, 2014.

As discussed in Note G, the Company’s Chief Executive Officer and an affiliated company of a member of the Company’s board of directors participated in the Company’s November 20, 2014 underwritten public offering.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(unaudited)

NOTE G - CAPITAL STOCK

On October 24, 2014, the Company filed a Third Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-60 (1:60) reverse stock split of its common stock, par value $.001 per share, and a decrease in its authorized common stock, from 1,350,000,000 to 500,000,000 shares, effective October 29, 2014. All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to the one-for-60 reverse stock split that was effected on October 29, 2014. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of December 31, 2014 and September 30, 2014, there were 17,361,702 and 13,935,954 shares of common stock issued and outstanding, respectively.

Common Stock Transactions during the three month period ended December 31, 2014:

On November 20, 2014, the Company closed its underwritten public offering of 2,800,000 shares of common stock and warrants (“Unit”) to purchase up to an aggregate of 2,800,000 Units for gross proceeds of $9.1 million before deducting underwriting discounts and offering expenses. The Company utilized $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note E. The public offering price for each Unit was $3.25. The warrants may be exercised for a period of five years and have a per share exercise price of $3.50 per share. In connection with the offering, the Company granted to the underwriters a 45-day option to purchase up to 420,000 additional shares of common stock at $3.24 per share and/or up to 420,000 additional warrants at $0.01 per share to cover over-allotments, if any. The Company’s Chief Executive Officer and an affiliate of a member of the Company’s board of directors participated in this underwritten public offering. The Company’s common stock and warrants are listed on the Nasdaq Capital Market under the symbols “APDN” and “APDNW”, respectively. In addition, the Company agreed to issue to the underwriters’ warrants to purchase 128,800 shares of common stock at an exercise price of $3.73 per share. On December 19, 2014, the Company closed on the underwriters’ exercise of its over-allotment option of 416,850 warrants for gross proceeds of $4,169 and on December 30, 2014 the Company closed on the underwriters’ additional exercise of its over-allotment option of 52,000 shares of common stock for gross proceeds of $168,400.  The total number of common stock and warrants issued under this offering, including the exercise of the over allotment option was 2,852,000 and 3,216,850, respectively.  The gross proceeds to the Company was $9,272,649 and net proceeds after deducting underwriting discounts, offering expenses and the repurchase the remaining Series B Warrants from Crede was approximately $3.69 million.

See Note D for the common stock and warrants issued in connection with the conversion of the promissory notes.

NOTE H - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sale of common stock.

Transactions involving warrants (see Notes D, E and G) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2014	945,166	$9.59
Granted	3,912,958	3.51
Exercised	(—)	(—)
Cancelled or expired	(387,622)	(14.06)
Balance, December 31, 2014	4,470,502	$3.88

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(unaudited)

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan. In 2007, 2008 and 2012, the Board of Directors and holders of a majority of the outstanding shares of common stock approved various increases in the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 5,833,334 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year to 833,334 shares.  On January 21, 2015, the Board of Directors approved an amendment to the 2005 Incentive Stock Plan, which is subject to shareholder approval.  The amendment is effective on January 26, 2015 and increases the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 8,333,333.  The amendment also extends the Plan’s expiration date to January 25, 2025.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of common stock. As of December 31, 2014 a total of 211,252 shares have been issued and options to purchase 4,219,622 shares have been granted under the 2005 Incentive Stock Plan.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2014	2,909,046	$4.74
Granted	868,842	2.84
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2014	3,777,888	$4.30
Vested at December 31, 2014	2,797,486	$3.95	$0.76
Non-vested at December 31, 2014	980,402		$0.24

Transactions involving stock options issued to employees and consultants during the three month period ended December 31, 2014 are summarized as follows:

On November 20, 2014 the Company granted 83,334 options to purchase the Company’s common stock at an exercise price of $2.69 per share for five years to a consultant, which vest immediately.

On December 22, 2014 the Company granted an aggregate of 610,000 options to purchase the Company’s common stock at an exercise price of $2.86 per share for ten years to employees, including executive officers, with immediate vesting.

Also on December 22, 2014 the Company granted an aggregate of 175,508 options to purchase the Company’s common stock to non-employee board of director members at an exercise price of $2.86 per share for ten years which, vest in full one year from the grant date.

On January 21, 2015 the Company granted 1,667 options to purchase the Company’s common stock to an employee at an exercise price of $2.85 per share for five years, with vesting at 25% each anniversary for the next four years.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(unaudited)

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options, continued

The fair value of options granted during the three month period ended December 31, 2014 was determined using the Black Scholes Option Pricing Model with the following weighted average assumptions:

Three Months Ended December 31, 2014
Stock price	$2.84
Exercise price	$2.84
Dividend yield	—%
Volatility	132%
Risk free rate	1.58%

The Company recorded $1,998,524 and $765,546 as stock compensation expense for the three month periods ended December 31, 2014 and 2013, respectively, for the vesting portion of all options. As of December 31, 2014, unrecorded compensation cost related to non-vested awards was $3,541,616, which is expected to be recognized over a weighted average period of approximately 2.60 years.  The weighted average grant date fair value for options granted during the three month period ended December 31, 2014 was $1,169,277.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods. The base rent during the initial lease term is $449,142 per annum. The Company also has operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York. The Huddersfield lease is currently on month to month. The Calverton lease was from February 1, 2014 through October 31, 2014, with the option to renew for additional one year periods.  The Calverton lease is currently month to month.  The base rent during the initial lease term is $2,850 per year. Total rent expense for the three month periods ended December 31, 2014 and 2013 was $124,838 and $128,683, respectively.

Employment Agreement

The Company has an employment agreement with the Chief Executive Officer. Effective June 21, 2014, the Chief Executive Officer’s annual salary was voluntarily reduced by $50,000. This salary reduction will be accrued and repaid when the Company reaches $3,000,000 in sales for two consecutive quarters or the Company has net income at the end of any fiscal year.  Effective January 1, 2015, the Chief Executive Officer’s annual salary was voluntarily reduced by an additional $50,000.

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

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(unaudited)

NOTE J - FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note A. Certain assumptions used in the calculation of the warrant liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2014.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)	Three Month Periods Ended December 31,
	2014	2013
Balance at October 1, 2014 and 2013	$1,096,412	$2,643,449
Issuance of Series A and B Warrants	—	—
Adjustment resulting from change in fair value (a)	2,994,540	2,634,758
Removal of warrant upon repurchase	(4,090,952)
Reclassification to equity upon exercise	—	(2,455,042)
Balance at December 31,	$—	$2,823,165

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

NOTE K – SUBSEQUENT EVENTS

On February 9, 2015, Karol Kain Gray submitted her resignation as Chief Financial Officer of the Company effective February 15, 2015 to pursue other opportunities.

On February 9, 2015, Beth Jantzen, CPA, the Company’s Controller was appointed as Chief Financial Officer of the Company, effective February 15, 2015. Ms. Jantzen has held the position of Controller since May 2013.  Prior to joining the Company Ms. Jantzen was a senior manager at Marcum LLP, the Company’s independent registered accounting firm since June 9, 2014, where she managed multiple engagements and specialized in SEC policies, practices and procedures, including Sarbanes-Oxley compliance.

Pursuant to an offer letter, Ms. Jantzen will be an at-will employee and will be paid an annual starting salary of $225,000. In addition, she will be granted a ten year option pursuant to the Company’s 2005 Incentive Stock Plan to purchase up to 30,000 shares of the Company’s common stock, $.001 par value, at the fair market value on the date of grant, vesting in four equal annual increments beginning on the first anniversary of the date of grant. This grant is subject to shareholder approval of the amendment and extension of the 2005 Incentive Stock Plan, as discussed above in Note H.

In connection with her resignation, Ms. Gray executed a Separation Agreement, dated February 9, 2015, with the Company which provides her with the immediate vesting of all current unvested stock options as well as five years to exercise her stock options.  Ms. Gray will also remain as a financial consultant to the Company.

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

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

Introduction

Using biotechnology as a forensic foundation, we provide botanical-DNA based security and authentication solutions and services that can help protect products, brands, entire supply chains, and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud and diversion. Whether working in supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our botanical DNA-based technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength.

SigNature ® DNA. SigNature DNA is our platform ingredient, at the core of all our security solutions. From application to application the vehicle which carries SigNature DNA is custom designed to suit the application. Exhaustive development efforts have yielded a flexible and durable marker with all the accuracy provided by nature. SigNature DNA is based on full, double stranded plant DNA, and provides forensic power and protection for a wide array of applications. Highly secure, robust, and durable SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; mark, track and convict criminals; and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings. These items can then be tested for the presence of SigNature DNA Markers through optical screening or a forensic level authentication. Hundreds of millions of SigNature DNA marks now exist in the public domain on items ranging from consumer product packaging to microcircuits to guitars. We believe that no marks have ever been copied.

SigNature DNA, SigNature® T DNA, fiberTyping®, DNANet® and digitalDNA®, our principal anti-counterfeiting and product authentication solutions and our Counterfeit Prevention Authentication Program can be used in numerous industries, including microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), textiles and apparel, automotive, printing and packaging, homeland security,  law enforcement and home asset marking, identity cards and other secure documents, industrial materials,  agrochemicals, pharmaceuticals, consumer products, food and beverage, sports memorabilia, fine wine, and art and collectibles.

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

DNANet. Recognizing that DNA-based evidence is the cornerstone of the modern era of law enforcement, we have created what we believe to be the ultimate crime fighting tool: DNANet, a botanical DNA marker that can be used to definitively link evidence and offenders to specific crime scenes. Whether deployed as a residential asset marker, an offender spray or fog in a retail location or a degradation dye in cash handling boxes, DNA markers facilitate conviction, and establish a heightened level of deterrence. DNANet, which includes our SmartDNA product line, is a unique security system, which we believe is aneffective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables. The system contains a water-based, non-toxic spray that may be triggered during a crime, marking the perpetrator and remaining on their person for weeks after the crime. Each unit is designed to be unique to each store, warehouse or sting operation, allowing the police and prosecutors to link criminals to the crimes. Assets acquired from RedWeb Technologies including Sentry 500 Intruder Spray Systems and Advanced Molecular Taggant Technology and our SmartDNA product line are now included in the DNANet family of products.

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

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of SigNature DNA and fiberTyping, our principal anti-counterfeiting and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA platform ingredient, our fibertyping, DNANet, and digitalDNA offerings and the Counterfeit Prevention Authentication Program. We have continued to incur expenses in expanding our laboratory and office facilities and increasing our personnel to meet current and anticipated future demand. We have limited sources of liquidity. We have developed or are currently attempting to develop business in the following target markets: microcircuits and other electronics, homeland security, cash-in-transit, textile and apparel authentication, secure documents, pharmaceuticals, consumer products, law enforcement, industrial materials, fine wine, art and collectibles, sports memorability, and digital and recording media. Our developments in the semiconductor authentication, cash-in-transit and textile and apparel authentication have contributed to the increase in our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At December 31, 2014 and September 30, 2014, we recorded deferred revenue of $524,361 and $583,362, respectively.

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

Revenue for government contract awards, which supports our development efforts on specific projects, is recognized as milestones are achieved as per the contract. We recognized revenue of approximately $449,647 and $25,000 from these contract awards during the three month periods ended December 31, 2014 and 2013, respectively.

Equity Based Compensation

We follow ASC subtopic 718, Compensation (“ASC 718”) which requires all share-based payments to employees, including grants of employee stock options, and consultants, to be recognized in the statement of operations based on their fair values.

We account for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

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

Comparison of Results of Operations for the Three Month Periods Ended December 31, 2014 and 2013

Revenues

For the three month periods ended December 31, 2014 and 2013, we generated $1,241,802 and $597,354, respectively, in revenues from operations. The increase in revenues of $644,448 or 108% was primarily from an increase in revenue from government contract awards of approximately $425,000.  The increase was also related to textile sales of $150,000 for the set up and marking of cotton for a customer.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended December 31, 2014 increased by $825,912 or 21% from $3,845,578 for the three month period ended December 31, 2013 to $4,671,490 for the three month period ended December 31, 2014. The increase is primarily attributable to an increase in stock based compensation expense for grants to employees during the three month period ended December 31, 2014 that vested immediately and have a ten year term.  The increase in stock based compensation expense for the three month period ended December 31, 2014 as compared to the same period in fiscal 2013 was approximately $1,233,000. The increase was also due to an increase of approximately $104,000 in investor relation expenses primarily related to fees for being listed on Nasdaq.  These increases were offset by decreases in legal and consulting expenses.  Legal fees decreased by approximately $259,000 due to the dismissal of the SmartWater litigation.   Consulting expense decreased by approximately $223,000 due to shares of common stock issued to a business strategy consultant for settlement of their fees during the three month period ended December 31, 2013.

Research and Development

Research and development expenses decreased to $278,288 for the three month period ended December 31, 2014 from $459,304 for the three month period ended December 31, 2013. The decrease of $181,016 or 39% is attributable to purchases of laboratory supplies during the three month period ended December 31, 2013 for the increased laboratory space with our new corporate headquarters as well as components purchased associated with a pilot program for the marking of cotton at multiple gins during the three month period ended December 31, 2013.

Depreciation and Amortization

In the three month period ended December 31, 2014, depreciation and amortization increased by $4,511 from $105,215 for the three month period ended December 31, 2013 to $109,726 for the three month period ended December 31, 2014.

Loss on Conversion of Promissory Notes

Loss on conversion of promissory notes for the three month period ended December 31, 2014 was 980,842, which related to the loss on conversion of promissory notes, as discussed in Note D of the accompanying condensed consolidated financial statements.

Loss on Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the three month periods ended December 31, 2014 and 2013 was $2,994,540 and $2,634,758, respectively. These changes in fair value relate to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non cash adjustment to our current period operations. As discussed in Note E of the accompanying condensed consolidated financial statements, on November 21, 2014, we repurchased the remaining outstanding Series B Warrants.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2014, we had working capital of $2,413,855. For the three month period ended December 31, 2014, we generated a net cash flow deficit from operating activities of $2,355,835 consisting primarily of our loss of $7,828,644, net with non-cash adjustments of $109,726 in depreciation and amortization charges, $1,998,524 for stock-based compensation, $2,944,540 change in fair value of warrant liability, $980,842 in loss on the conversion of promissory notes and $2,779 of bad debt expense. Additionally, we had a net increase in operating assets of $300,604 and a net decrease in operating liabilities of $312,998. Cash used in investing activities was $30,825 for the purchase of property, plant and equipment. Cash provided by financing activities was $3,865,098 in net proceeds from the sale of common stock related to the underwritten public offering offset by the repurchase and cancelation of the remaining Series B Warrants.

We have recurring net losses, which have resulted in an accumulated deficit of $207,588,916 as of December 31, 2014. We incurred a net loss of $7,828,644 for the three month period ended December 31, 2014.  At December 31, 2014 we had cash and cash equivalents of $2,871,570. Our current capital resources include cash and cash equivalents, accounts receivable, and prepaid expenses. Historically, we have financed our operations principally from the sale of equity securities. As discussed in Note G of the accompanying condensed consolidated financial statements, on November 20, 2014 we closed our underwritten public offering of common stock and warrants for gross proceeds of $9.3 million before deducting underwriting discounts and offering expenses. We utilized approximately $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from in investor, as discussed in Note E of the accompanying condensed consolidated financial statements.  We raised $2,156,264 in a private placement of common stock and warrants and $1,800,000 in promissory notes during the fiscal year ended September 30, 2014, including $1,000,000 from a related party.

The Company expects to finance operations primarily through cash flows provided by operating activities provided that it achieves a sufficient level of future revenues. The Company estimates that its cash and cash equivalents are sufficient to fund operations for the next twelve months. Management is implementing a cost savings plan that is designed to reduce the Company’s cash expenditures for this calendar year.

The Company will require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company’s operating expenses. If the Company is unsuccessful in obtaining the necessary additional financing, it will most likely be forced to reduce operations.

We expect capital expenditures to be less than $980,000 in fiscal 2015. Our primary investments will be in laboratory equipment to support prototyping, manufacturing, our authentication services, and outside services for our detector and reader development.

Substantially all of the real property used in our business is leased under operating lease agreements.

Subsequent Events

On January 21, 2015, the Board of Directors approved an amendment to the 2005 Incentive Stock Plan, which is subject to shareholder approval.  The amendment is effective on January 26, 2015 and increases the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 8,333,333.  The amendment also extends the Plan’s expiration date to January 25, 2025.

On February 9, 2015, Karol Kain Gray submitted her resignation as Chief Financial Officer of the Company effective February 15, 2015 to pursue other opportunities.

On February 9, 2015, Beth Jantzen, CPA, the Company’s Controller was appointed as Chief Financial Officer of the Company, effective February 15, 2015. Ms. Jantzen has held the position of Controller since May 2013.  Prior to joining the Company Ms. Jantzen was a senior manager at Marcum LLP, the Company’s independent registered accounting firm since June 9, 2014, where she managed multiple engagements and specialized in SEC policies, practices and procedures, including Sarbanes-Oxley compliance.

Pursuant to an offer letter, Ms. Jantzen will be an at-will employee and will be paid an annual starting salary of $225,000. In addition, she will be granted a ten year option pursuant to the Company’s 2005 Incentive Stock Plan to purchase up to 30,000 shares of the Company’s common stock, $.001 par value, at the fair market value on the date of grant, vesting in four equal annual increments beginning on the first anniversary of the date of grant. This grant is subject to shareholder approval of the amendment and extension of the 2005 Incentive Stock Plan, as discussed above in Note H.

In connection with her resignation, Ms. Gray executed a Separation Agreement, dated February 9, 2015, with the Company which provides her with the immediate vesting of all current unvested stock options as well as five years to exercise her stock options.  Ms. Gray will also remain as a financial consultant to the Company.

Product Research and Development

We anticipate spending approximately $1,300,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months.

Number of Employees

We currently have fifty full-time employees and six part-time employees, including six in management, nine in research and development, one in Life Sciences, two in forensics, seven in quality assurance/compliance, four in finance and accounting, six in operations, ten in sales and marketing, one in human resources, three in shared services, four in information services and three in investor relations and communications. We expect to increase our staffing dedicated to sales, production, formulation and forensic authentication services. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. However, cost containment measures have been put in place to monitor expenses. In order for us to attract and retain quality personnel, we anticipate we will continue to offer competitive salaries and benefits to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel. We continue to work with Insperity Inc. to help us manage many of our back-end administrative human resources and payroll responsibilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

There  have been no material changes in our market risk as previously disclosed under Part I, Item 3 of our Annual Report on Form 10-K, for the fiscal year ended September 30, 2014.  Please refer to the Company’s Annual Report on Form 10-K (filed with the SEC on December 15, 2014) for the fiscal year ended September 30, 2014.

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. - Legal Proceedings.

None

Item 1A. – Risk Factors.

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks and uncertainties described in the first two paragraphs under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and our other filings with the SEC, , for the period ended September 30, 2014. The risks and uncertainties described in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

During the three month period ended December 31, 2014, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

On November 11, 2014, Dr. James A. Hayward, our Chairman, Chief Executive Officer and President, and another individual agreed to exchange for cancellation their respective promissory notes (including principal of $1,800,000 and accrued interest thereon) which were originally issued on September 11, 2014, for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, in the case of Dr. Hayward, and 252,137 shares of common stock and warrants to purchase 252,137 shares of common stock, in the case of the other individual, at $3.25 per share, the aggregate public offering per share price of common stock and warrants issued in our underwritten public offering, which closed on November 20, 2014.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

On February 9, 2015, Karol Kain Gray, the Company’s Chief Financial Officer, submitted her resignation as Chief Financial Officer effective February 15, 2015 to pursue other opportunities. In connection with her resignation, Ms. Gray executed a Separation Agreement, dated February 9, 2015, with the Company which provides her with the immediate vesting of all current unvested stock options as well as five years to exercise her stock options.  Ms. Gray will also remain as a financial consultant to the Company.

On February 9, 2015, Beth Jantzen, CPA, 38 years old, the Company’s Controller, was appointed  Chief Financial Officer of the Company, effective February 15, 2015. Ms. Jantzen has held the position of Controller since May 2013.  Prior to joining the Company, Ms. Jantzen was a senior manager at Marcum LLP, the Company’s independent registered accounting firm since June 9, 2014, 2014, where she managed multiple engagements and specialized in SEC policies, practices and procedures, including Sarbanes-Oxley compliance. Ms. Jantzen had joined Marcum LLP as a staff accountant in 2000 and was promoted to senior manager in 2008.

Pursuant to an offer letter, Ms. Jantzen will be an at-will employee and will be paid an annual starting salary of $225,000. In addition, she will be granted a ten year option pursuant to the Company’s 2005 Incentive Stock Plan to purchase up to 30,000 shares of the Company’s common stock, $.001 par value, at the fair market value on the date of grant, vesting in four equal annual increments beginning on the first anniversary of the date of grant. This grant is subject to shareholder approval of the amendment and extension of the 2005 Incentive Stock Plan, as discussed above.

Item 6. – Exhibits.

3.1	Certificate of Incorporation filed as exhibit 3.1 to the current report on Form 8-K filed with the Commission on January 16, 2009 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation filed as exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on June 30, 2010 and incorporated herein by reference.

3.3
Second Certificate of Amendment of Certificate of Incorporation filed as exhibit 3.1 to the current report on Form 8-K filed with the Commission on January 30, 2012 and incorporated herein by reference.

3.4
Third Certificate of Amendment of Certificate of Incorporation filed as exhibit 3.1 to the current report on Form 8-K filed with the Commission on  October 29, 2014 and incorporated herein by reference.

3.5
Form of Certificate of Designations of the Series A Convertible Preferred Stock filed as exhibit 3.1 to the current report on Form 8-K filed with the Commission on November 29, 2012 and incorporated herein by reference.

3.6
Form of Certificate of Designations of the Series B Convertible Preferred Stock filed as exhibit 3.1 to the current report on Form 8-K filed with the Commission on  July 22, 2013 and incorporated herein by reference.

4.1
Warrant Agreement dated November 20, 2014 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent filed as exhibit 4.1 to the current report on Form 8-K filed with the Commission on November 20, 2014 and incorporated herein by reference.

10.2	Form of Underwriter’s Warrant filed as exhibit 10.26 to the Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on October 30, 2014 and incorporated herein by reference.

10.3
Warrant Repurchase Option Agreement dated October 28, 2014 between Applied DNA Sciences, Inc. and Crede CG III, Ltd. filed as exhibit 10.28 to the Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on October 30, 2014 and incorporated herein by reference.

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

* Filed herewith.
** Furnished herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: February 9, 2015	/s/ JAMES A. HAYWARD, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer)

/s/ KAROL KAIN GRAY
Karol Kain Gray
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

