Form 10-K/A
period 2014-09-30
APPLIED DNA SCIENCES INC
filed 2015-03-06
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

TABLE OF CONTENTS

		Page

EXPLANATORY NOTE

ITEM 9A.	CONTROLS AND PROCEDURES	1
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	3

Signatures

i

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 of Applied DNA Sciences, Inc. (the “Company”), as filed by the Company with the Securities and Exchange Commission on December 15, 2014 (the “Form 10-K”), and is being filed to amend Item 9A of the Form 10-K solely for the purpose of including the section entitled “Evaluation of Disclosure Controls and Procedures” in accordance with Item 307 of Regulation S-K. Except as set forth in Item 9A below and filing of related certifications, no other changes are made to the Form 10-K. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update in any way the disclosures contained in the Form 10-K, including the Company’s financial statements and the footnotes thereto. The information on the facing page is as of the date of the filing of the Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including, our Chief Executive Officer, along with the Chief Financial Officer, on September 30, 2014, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of September 30, 2014. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

1

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

/s/ Marcum llp

Marcum llp
Melville, NY
December 15, 2014

2

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	We have filed the following documents as part of this Form 10-K/A:

3.	Exhibits.

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DNA SCIENCES, INC.

Date: March 6, 2015	/s/ James A. Hayward
James A. Hayward
President and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2015	/s/ Beth Jantzen
Beth Jantzen
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K/A. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

Filed or Furnished Herewith
Exhibit Number	Description
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002	Filed
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002	Filed
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002	Filed
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002	Filed