Form 10-Q
period 2015-03-31
APPLIED DNA SCIENCES INC
filed 2015-05-11
CIK 744452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
☐ Yes ☒ No

At May 8, 2015, the registrant had 21,472,202 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2015

Part I

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$984,050	$1,393,132
Accounts receivable, net of allowance of $11,257 and $9,634 at March 31, 2015 and September 30, 2014, respectively	1,160,304	834,818
Prepaid expenses and other current assets	155,593	135,365
Total current assets	2,299,947	2,363,315

Property, plant and equipment, net of accumulated depreciation of $645,855 at March 31, 2015 and $759,087 at September 30, 2014	587,600	576,128

Other assets:
Deposits	61,988	57,638
Deferred offering costs	287,831	181,104
Intangible assets, net of accumulated amortization and impairment of $302,610 and $256,208 at March 31, 2015 and September 30, 2014, respectively	389,470	327,872

Total Assets	$3,626,836	$3,506,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities, including related party accrued interest of $6,597 at September 30, 2014	$1,443,665	$1,494,759
Promissory notes payable, including $1,000,000 with a related party	—	1,800,000
Deferred revenue	227,810	583,362
Total current liabilities	1,671,475	3,878,121

Warrant liability	—	1,096,412

Total liabilities	1,671,475	4,974,533

Commitments and contingencies (Note I)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2015 and September 30, 2014	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2015 and September 30, 2014	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2015 and September 30, 2014	—	—
Common stock, par value $0.001 per share; 500,000,000 and 1,350,000,000 shares authorized; 17,369,202 and 13,935,954 shares issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	17,370	13,937
Additional paid in capital	211,412,483	198,277,859
Accumulated deficit	(209,474,492)	(199,760,272)
Total stockholders’ equity (deficit)	1,955,361	(1,468,476)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,626,836	$3,506,057

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Revenues	$1,518,761	$637,146	$2,760,563	$1,234,500

Operating expenses:
Selling, general and administrative	2,901,207	3,297,739	7,569,950	7,143,317
Research and development	373,380	359,782	651,652	819,086
Depreciation and amortization	123,079	106,810	232,805	212,025

Total operating expenses	3,397,666	3,764,331	8,454,407	8,174,428

LOSS FROM OPERATIONS	(1,878,905)	(3,127,185)	(5,693,844)	(6,939,928)

Other income (expense):
Interest income (expense), net	16	239	(31,859)	673
Other (expense) income, net	(6,693)	(79,389)	(13,135)	76,028
Loss on conversion of promissory notes	—	—	(980,842)	—
Gain (loss) on change in fair value of warrant liability	—	455,899	(2,994,540)	(2,178,859)

Net loss before provision for income taxes	(1,885,582)	(2,750,436)	(9,714,220)	(9,042,086)

Provision for income taxes	—	—	—	—

NET LOSS	$(1,885,582)	$(2,750,436)	$(9,714,220)	$(9,042,086)

Net loss per share-basic and diluted	$(0.11)	$(0.20)	$(0.59)	$(0.68)

Weighted average shares outstanding-
Basic and diluted	17,362,573	13,470,806	16,404,299	13,316,179

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(9,714,220)	$(9,042,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,805	212,025
Stock based compensation expense	2,515,843	1,313,331
Change in fair value of warrant liability	2,994,540	2,178,859
Loss on conversion of promissory notes	980,842	—
Common stock issued for consulting services	22,676	337,500
Bad debt expense	2,779	16,144
Change in operating assets and liabilities:
Accounts receivable	(328,265)	50,499
Prepaid expenses and other current assets and deposits	(24,578)	59,134
Accounts payable and accrued liabilities	(298,577)	344,572
Deferred revenue	(355,552)	267,486
Net cash used in operating activities	(3,971,707)	(4,262,536)

Cash flows used in investing activities:
Purchase of property plant and equipment	(197,875)	(109,581)
Purchase of intangible assets	(35,000)	—
Net cash used in investing activities	(232,875)	(109,581)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	7,956,050	—
Offering costs paid	(69,598)	—
Purchase and cancelation of previously issued warrants	(4,090,952)	—

Net cash provided by financing activities	3,795,500	—

Net decrease in cash and cash equivalents	(409,082)	(4,372,117)
Cash and cash equivalents at beginning of period	1,393,132	6,360,301
Cash and cash equivalents at end of period	$984,050	$1,988,184

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for cashless exercise of options and warrants	$—	$19,570
Reclassification of deferred offering costs to additional paid in capital	$181,104	$—
Offering costs incurred, and included in accounts payable and accrued liabilities	$218,233	$—
Property, plant and equipment acquired, and included in accounts payable	$—	$7,794
Intangible assets acquired, and included in accounts payable	$73,000	$—
Common stock issued upon conversion of promissory notes payable	$1,843,750	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of March 31, 2015 and for the three and six month periods ended March 31, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2014 and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC.

The condensed consolidated balance sheet as of September 30, 2014 contained herein has been derived from the audited consolidated financial statements as of September 30, 2014, but does not include all disclosures required by GAAP.

All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to the one-for-60 reverse stock split that was effected on October 29, 2014. See Note G.

Business and Basis of Presentation

On September 16, 2002, Applied DNA Sciences, Inc. (the “Company”) was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has had a limited operating history, and as a result, its operations have produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a biotechnology company. For the period from inception through March 31, 2015, the Company has accumulated losses of $209,474,492.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations or activity. Significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At March 31, 2015 and September 30, 2014, the Company recorded deferred revenue of $227,810 and $583,362, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition , continued

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per the contract. The Company recognized revenue of approximately $811,676 and $1,261,323 from these contract awards during the three and six month periods ended March 31, 2015 and $25,000 and $50,000 for the three and six month periods ended March 31, 2014, respectively.

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

For the three and six month periods ended March 31, 2015 and 2014, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share , continued

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the three and six month periods ended March 31, 2015 and 2014 are as follows:

	2015	2014
Warrants	4,453,835	617,302
Employee options	3,808,894	3,208,083
	8,262,729	3,825,385

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

The Company’s revenues earned from sale of products and services for the three and six month periods ended March 31, 2015 included an aggregate of 75% and 55%, respectively, from one customer of the Company’s total revenues. This one customer accounted for approximately 73% of the Company’s total accounts receivable at March 31, 2015.

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2014 included an aggregate of 16% from one customer of the Company’s total revenues. During the six month period ended March 31, 2014 no customers represented 10% or greater of the Company’s total revenues. This one customer accounted for approximately 29% of the Company’s total accounts receivable at March 31, 2014.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration it expects to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $209,474,492 as of March 31, 2015. The Company incurred a net loss of $9,714,220 and generated negative operating cash flow of $3,971,707 for the six month period ended March 31, 2015. However, the Company also has attained positive working capital of $628,472 as of March 31, 2015. At March 31, 2015 the Company had cash and cash equivalents of $984,050. The Company’s current capital resources include cash and cash equivalents, accounts receivable and prepaid expenses. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed in Note G, on April 1, 2015, the Company closed its underwritten public offering of common stock and warrants for gross proceeds of approximately $12.0 million, before deducting underwriting discounts and offering expenses. Subsequently on April 30, 2015, the Company closed on the over-allotment option of the underwritten public offering for additional gross proceeds of $263,950. In addition, on November 20, 2014 the Company closed its underwritten public offering of common stock and warrants for gross proceeds of $9.3 million before deducting underwriting discounts and offering expenses. The Company utilized approximately $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note E. The Company raised $2,156,264 in a private placement of common stock and warrants and $1,800,000 in promissory notes during the fiscal year ended September 30, 2014, including $1,000,000 from a related party. See Notes D and G. As of April 30, 2015, the Company’s cash balance was approximately $11,615,406.

The Company expects to finance operations primarily through cash flows provided by operating activities provided that it will achieve a sufficient level of future revenues. The Company estimates that its cash and cash equivalents are sufficient to fund operations for the next twelve months. Management is implementing a cost savings plan that is designed to reduce the Company’s cash expenditures.

The Company will require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company’s operating expenses.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015 (unaudited)	September 30, 2014
Accounts payable	$997,676	$1,059,623
Accrued consulting fees	102,500	102,500
Accrued salaries payable	265,484	245,761
Accrued interest payable	—	11,875
Other accrued expenses	78,005	75,000
Total	$1,443,665	$1,494,759

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

The Notes had a ten month maturity. Interest was payable in cash or in shares of common stock at the option of the holders of the Notes. Interest to be paid in shares was to be paid in shares of common stock equal to (i) the amount of interest payable, divided by (ii) the average of the closing prices for the five consecutive trading days immediately preceding the applicable interest date. The Notes may be prepaid in whole or in part, at any time, subject to certain prepayment penalties. Upon an event of default, the Notes and all accrued interest thereon shall automatically convert into common stock at the closing price of the common stock on the date of issuance of the Notes. In the event of a consolidation or merger with another corporation in which the Company does not survive, the Notes shall be paid in full. On November 11, 2014, Dr. Hayward and the other individual agreed to exchange for cancellation their respective notes (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, in the case of Dr. Hayward, and 252,137 shares of common stock and warrants to purchase 252,137 shares of common stock, in the case of the other individual, at $3.25 ($3.24 for one share of common stock and $0.01 for one warrant) (“combined price”), the aggregate public offering per share price of common stock and warrants issued in the Company’s underwritten public offering, which closed on November 20, 2014. The conversion of the promissory notes resulted in a loss on conversion of approximately $981,000, which was recorded on the condensed consolidated statement of operations for the six month period ended March 31, 2015. The loss was calculated as the difference between the carrying amount of the promissory note and accrued interest on the conversion date compared to the fair value of the common stock and warrant issued as settlement of the Notes.

Interest expense for these promissory notes was $31,875 for the six month period ended March 31, 2015.

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

The Series A and Series B Warrants were classified as liabilities on the issuance date due to certain provisions contained in the warrant agreements, which may cause an adjustment to the conversion rate or the number of warrants outstanding.

The change in fair value of the warrant liability resulted in a gain of $455,899 and a loss of $2,178,859 for the three and six month periods ended March 31, 2014, respectively.

On October 28, 2014, the Company entered into a warrant repurchase option agreement with Crede, pursuant to which it had the option to purchase between 50% and 100% of Crede’s Series B Warrant (currently exercisable for 387,621 shares of common stock) at a purchase price of $10.55 per share underlying such Series B Warrant (up to an aggregate purchase price of $4,091,000 for all of the Series B Warrant). On November 21, 2014, the Company exercised its option and repurchased 100% of Crede’s Series B Warrant for an aggregate purchase price of approximately $4,091,000. The change in fair value of the warrant liability on the day of repurchase amounted to a loss of $2,994,540 and was included in other income (expense) for the six month period ended March 31, 2015.

NOTE F – RELATED PARTY TRANSACTIONS

As discussed in Note D, on September 11, 2014, the Company issued and sold a promissory note in the aggregate principal amount of $1,000,000 and bearing interest at a rate of 12.5% per annum to Dr. James A. Hayward, the Company’s President, Chairman and Chief Executive Officer. On November 11, 2014, Dr. Hayward agreed to exchange for cancellation of his note (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, at a combined price of $3.25, the aggregate public offering price of common stock and warrants issued in the Company’s underwritten public offering which closed on November 20, 2014.

As discussed in Note G, the Company’s Chief Executive Officer and an affiliated company of a member of the Company’s board of directors participated in the Company’s November 20, 2014 underwritten public offering.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE G - CAPITAL STOCK

On October 24, 2014, the Company filed a Third Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-60 (1:60) reverse stock split of its common stock, par value $.001 per share, and a decrease in its authorized common stock, from 1,350,000,000 to 500,000,000 shares, effective October 29, 2014. All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to the one-for-60 reverse stock split that was effected on October 29, 2014. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of March 31, 2015 and September 30, 2014, there were 17,369,202 and 13,935,954 shares of common stock issued and outstanding, respectively.

On November 20, 2014, the Company closed its underwritten public offering of 2,800,000 shares of common stock and warrants to purchase up to an aggregate of 2,800,000 shares of common stock for gross proceeds of $9.1 million before deducting underwriting discounts and offering expenses. The Company utilized $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note E. The combined price for each share of common stock and warrant was $3.25. The warrants may be exercised for a period of five years and have an exercise price of $3.50 per share. In connection with the offering, the Company granted to the underwriters a 45-day option to purchase up to 420,000 additional shares of common stock at $3.24 per share and/or up to 420,000 additional warrants at $0.01 per share to cover over-allotments, if any. The Company’s Chief Executive Officer and an affiliate of a member of the Company’s board of directors participated in this underwritten public offering. The Company’s common stock and warrants are listed on the Nasdaq Capital Market under the symbols “APDN” and “APDNW”, respectively. On December 19, 2014, the Company closed on the underwriters’ exercise of its over-allotment option of 416,850 warrants for gross proceeds of $4,169 and on December 30, 2014, the Company closed on the underwriters’ additional exercise of its over-allotment option of 52,000 shares of common stock for gross proceeds of $168,400. The total number of common stock and warrants issued under this offering, including the exercise of the over-allotment option was 2,852,000 and 3,216,850, respectively. The gross proceeds to the Company was $9,272,649 and net proceeds after deducting underwriting discounts, offering expenses and the repurchase the remaining Series B Warrants from Crede was approximately $3.69 million.

In connection with the closing of this underwritten public offering, on November 20, 2014, the Company granted 128,800 warrants to purchase common stock to its underwriters as partial compensation. These warrants have an exercise price of $3.73 (115% of the public offering price) and expire on November 14, 2019.

On February 27, 2015 and March 31, 2015, the Company granted 2,500 and 5,000, shares of common stock, respectively to a consultant for a total expense of approximately $22,700 during the three month period ended March 31, 2015.

On April 1, 2015, the Company closed its underwritten public offering of 4,011,000 shares of common stock and warrants to purchase up to an aggregate of 1,604,400 shares of common stock, at $3.00 ($2.99 for one share of common stock and $0.01 for one warrant) (“combined offering price”), including 191,000 shares and 76,400 warrants sold pursuant to the partial exercise of the underwriters’ over-allotment option. The warrants have a per share exercise price of $3.50, are exercisable immediately, and expire on November 20, 2019. The gross proceeds to the Company from this offering, including the partial exercise of the over-allotment option but before deducting the underwriting discount and offering expenses, is $12.0 million. In connection with the offering, the Company granted to the underwriters a 45-day option to purchase up to 573,000 additional shares of common stock and up to 229,200 additional warrants to cover over-allotments, if any. On April 30, 2015, the Company closed on the underwriters’ exercise of its over-allotment option of 87,000 shares of common stock and 152,800 warrants for gross proceeds of $263,950.

In connection with the closing of this underwritten public offering, as partial compensation, on April 1, 2015, the Company granted up to 163,720 warrants to purchase common stock to its underwriters. These warrants have an exercise price of $3.44 (115% of the public offering price) and expire on March 27, 2020.

See Note D for the common stock and warrants issued in connection with the conversion of the promissory notes.

NOTE H - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of common stock issued to non-employees of the Company. These warrants were granted in lieu of cash for services performed or financing expenses in connection with the sale of common stock.

Transactions involving warrants (see Notes D, E and G) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2014	945,166	$9.59
Granted	3,912,958	3.51
Exercised	(—)	(—)
Cancelled or expired	(404,289)	(13.66)
Balance at March 31, 2015	4,453,835	$3.88

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan. In 2007, 2008 and 2012, the Board of Directors and holders of a majority of the outstanding shares of common stock approved various increases in the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 5,833,334 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year to 833,334 shares. On January 21, 2015, the Board of Directors approved an amendment to the 2005 Incentive Stock Plan, which is subject to shareholder approval. The amendment increases the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 8,333,333. The amendment also extends the Plan’s expiration date to January 25, 2025.

The 2005 Incentive Stock Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of common stock. As of March 31, 2015 a total of 218,752 shares have been issued and options to purchase 4,250,628 shares have been granted under the 2005 Incentive Stock Plan.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2014	2,909,046	$4.74
Granted	900,509	2.86
Exercised	—	—
Cancelled or expired	(661)	(9.77)
Outstanding at March 31, 2015	3,808,894	$4.30
Vested at March 31, 2015	2,852,150	$3.99	$0.44
Non-vested at March 31, 2015	956,744		$0.19

For the three and six-month periods ended March 31, 2015, the Company issued 31,667 and 900,509, options to employees, consultants and non-employee board of director members, respectively. Included in these grants for the three and six month periods was 30,000 and 450,000 options granted to executives, respectively.

APPLIED DNA SCIENCES, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options, continued

The fair value of options granted during the three and six month periods ended March 31, 2015 was determined using the Black Scholes Option Pricing Model with the following weighted average assumptions:

	Three Months Ended March 31, 2015	Six Months Ended March 31, 2015
Stock price	$3.42	$2.86
Exercise price	$3.42	$2.86
Expected term, years	6.12	4.91
Dividend yield	—%	—%
Volatility	139%	132%
Risk free rate	1.69%	1.59%

The Company recorded $517,320 and $547,784 as stock compensation expense for the three month periods ended March 31, 2015 and 2014, respectively, and $2,515,843 (including $132,063 for stock option modifications) and $1,313,331 for the six month periods ended March 31, 2015 and 2014, respectively for the vesting portion of all options. As of March 31, 2015, unrecorded compensation cost related to non-vested awards was $3,123,989 which is expected to be recognized over a weighted average period of approximately 2.58 years. The weighted average grant date fair value for options granted during the three and six month periods ended March 31, 2015 was $90,497 and $1,131,341, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods. The base rent during the initial lease term is $449,142 per annum. The Company also has operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York. The Huddersfield lease is currently month to month. The Calverton lease was from February 1, 2014 through October 31, 2014, with the option to renew for additional one year periods. The Calverton lease is currently on a month to month basis. The base rent during the initial lease term is $2,850 per year. Total rent expense for the three and six month periods ended March 31, 2015 was $124,429 and $249,268, respectively. Total rent expense for the three and six month periods ended March 31, 2014 were $126,300 and $254,983, respectively.

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

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability includes probable and estimable legal costs associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. There is no pending litigation involving the Company at this time.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE J - FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note A. Certain assumptions used in the calculation of the warrant liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1, 2 or 3 as of March 31, 2015.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)	Six Months Ended March 31,
	2015	2014
Balance at October 1, 2014 and 2013	$1,096,412	$2,643,449
Adjustment resulting from change in fair value (a)	2,994,540	2,178,859
Removal of warrant upon repurchase	(4,090,952)	—
Reclassification to equity upon exercise	—	(2,455,042)
Balance at March 31,	$—	$2,367,266

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

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2014. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

Introduction

Using biotechnology as a forensic foundation, we provide botanical-DNA based security and authentication solutions and services that can help protect products, brands, entire supply chains, and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud, and diversion. Whether working in supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our botanical DNA-based technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength.

SigNature ® DNA. SigNature DNA is our platform ingredient, at the core of all our security solutions. From application to application, the vehicle which carries SigNature DNA is custom designed to suit the application. Exhaustive development efforts have yielded a flexible and durable marker with all the accuracy provided by nature. SigNature DNA is based on full, double stranded plant DNA, and provides forensic power and protection for a wide array of applications. Highly secure, robust, and durable, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; mark, track and convict criminals; and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings. These items can then be tested for the presence of SigNature DNA Markers through optical screening or a forensic level authentication. Hundreds of millions of SigNature DNA marks now exist in the public domain on items ranging from consumer product packaging to microcircuits to guitars. We believe that no marks have ever been copied.

SigNature DNA, SigNature® T DNA, fiberTyping®, DNAnet® digitalDNA®, and SmokeCloak® DNA, our principal anti-counterfeiting and product authentication solutions and our Counterfeit Prevention Authentication Program can be used in numerous industries, including, but not limited to microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), textiles and apparel, automotive, printing and packaging, homeland security, law enforcement and home asset marking, identity cards and other secure documents, industrial materials, agrochemicals, pharmaceuticals, consumer products, food and beverage, sports memorabilia, fine wine, and art and collectibles.

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

DNAnet. Recognizing that DNA-based evidence is the cornerstone of the modern era of law enforcement, we have created what we believe to be an effective crime fighting tool: DNAnet, a botanical DNA marker that can be used to definitively link evidence and offenders to specific crime scenes. Whether deployed as a residential asset marker, an offender spray or fog in a retail location or a degradation dye in cash handling boxes, DNA markers facilitate conviction, and establish a heightened level of deterrence. DNAnet, which includes our SmartDNA product line, is a unique security system and effective crime protection system for stores, warehouses, banks, pharmacies, ATMs and the protection of valuables. Each unit is designed to be unique to each store, warehouse, residence or sting operation, allowing the police and prosecutors to link criminals to the crimes. The DNAnet family of products include Sentry 500 Intruder Spray Systems, Advanced Molecular Taggant Technology and our SmartDNA product line.

digitalDNA. digitalDNA is a security solution that utilizes the flexibility of mobile communications, the instant accessibility of secure, cloud-based data, and the certainty of DNA to make item tracking and authentication fast, easy and definitive, while providing the opportunity to create a new customer interface. digitalDNA begins with a DNA-secured form of the QR (“quick read”) code or other two dimensional code. A unique identification code is created for each article, and represented in an easy-to-read QR style barcode. The product uses forensic authentication of a botanical DNA marker, embedded within a secure QR code, and physically included within the ink used to digitally print the code. Should there ever be a question about the validity of a digitalDNA code, a laboratory-based analysis can be conducted to determine authenticity. Scanning bar code item numbers on marked goods enables individuals to post or access information about a product such as its geo-location, original image or associated documentation. Consumers may take advantage of marketing information supplied by brand owners.

The secure cloud application also offers back-end features including DNA custody management, forensic sample submission, CODA (certificate of DNA authentication) issuance, customer account administration, order placement, status tracking and reporting, and online training. The cloud-based platform is designed to be customizable for the particular attributes of each customer’s business and conforms to strict security standards for ISO, PCI, and Federal Information Processing Standards. This digitalDNA platform is designed as the data management and reporting hub for our recently announced devices for DNA on-site authentication and optical mark in-field validation. Market-specific configurations have been demonstrated to businesses in textiles supply chain, printing/publishing, art and collectibles and law enforcement.

SmokeCloak DNA. When deployed in pharmacies, banks, commercial or retail locations, SmokeCloak DNA helps protect staff, customers and assets. A thick and disorienting fog wards off offenders and deposits a unique, location-specific DNA marker on skin, clothing and stolen items. The combination of fog and DNA technologies has no negative side effects and provides a strong crime fighting and loss prevention tool.

Counterfeit Prevention Authentication Program. Our turnkey program for electronics, military, commercial, and aerospace contractors called the Counterfeit Prevention Authentication Program (“CPA” Program) empowers end-users to verify the originality or provenance of parts which have been marked by their suppliers with our SigNature DNA Markers.

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of SigNature DNA and fiberTyping, our principal anti-counterfeiting and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA platform ingredient, our Signature T DNA fibertyping, DNAnet, digitalDNA, and SmokeCloak DNA offerings and the Counterfeit Prevention Authentication Program. We have limited sources of liquidity. We have developed or are currently attempting to develop business in the following target markets: microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), textiles and apparel, automotive, printing and packaging, homeland security, law enforcement and home asset marking, identity cards and other secure documents, industrial materials, agrochemical, pharmaceuticals, consumer products, food and beverage, sports memorabilia, fine wine, and art and collectibles. Our developments in the semiconductor authentication, cash-in-transit and textile and apparel authentication have contributed to the increase in our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that we and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At March 31, 2015 and September 30, 2014, we recorded deferred revenue of $227,810 and $583,362, respectively.

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

Revenue for government contract awards, which supports our development efforts on specific projects, is recognized as milestones are achieved as per the contract. We recognized revenue of approximately $811,676 and $1,261,323 from these contract awards during the three and six month periods ended March 31, 2015, respectively, and $25,000 and $50,000 for the three and six month periods ended March 31, 2014, respectively.

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

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2015 and 2014

Revenues

For the three month periods ended March 31, 2015 and 2014, we generated $1,518,761 and $637,146, respectively, in revenues. The increase in revenues in the three month period ended March 31, 2015 of $881,615 or 138% was primarily from an increase in revenue from government contract awards of approximately $786,676. To a smaller extent, the increase was also related to increased sales to a cash-in-transit customer.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended March 31, 2015 decreased by $396,532 or 12% from $3,297,739 for the three month period ended March 31, 2014 to $2,901,207 for the three month period ended March 31, 2015. The decrease is primarily attributable to lower legal fees incurred as a result of the dismissal of the SmartWater litigation of $252,000, as well reduced travel expenses in the current period by approximately $60,000. The decrease was also due to a decrease of approximately $75,000 in filing fee expenses.

Research and Development

Research and development expenses increased to $373,380 for the three month period ended March 31, 2015 from $359,782 for the three month period ended March 31, 2014, an increase of $13,598 or 3.8%.

Depreciation and Amortization

In the three month period ended March 31, 2015, depreciation and amortization increased by $16,269 from $106,810 for the three month period ended March 31, 2014 to $123,079 for the three month period ended March 31, 2014.

Gain on Change in Fair Value of Warrant Liability

Gain from change in fair value of warrant liability during the three month period ended March 31, 2014 was $455,899. This change in fair value related to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non cash adjustment to our current period operations. As discussed in Note E of the accompanying condensed consolidated financial statements, on November 21, 2014, we repurchased the remaining outstanding Series B Warrants.

Comparison of Results of Operations for the Six Month Periods Ended March 31, 2015 and 2014

Revenues

For the six month periods ended March 31, 2015 and 2014, we generated $2,760,563 and $1,234,500, respectively, in revenues. The increase in revenues of $1,526,063 or 124% was primarily due to an increase in sales from two government contract awards of approximately $1,211,323 as well as revenues related to textile sales of $172,500 for the set up, marking, and authentication of cotton for a customer. Additionally, the increase in revenue relates to an increase in sales of DNAnet kits in Europe of approximately $130,000.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the six month period ended March 31, 2015 increased by $426,633 or 6% from $7,143,317 for the six month period ended March 31, 2014 to $7,569,950 for the six month period ended March 31, 2015. The increase is primarily attributable to an increase in stock based compensation expense of approximately $1,202,500, attributable to grants to employees that vested immediately and have a ten year term, as well as stock based compensation expense associated with stock option modifications. The increase is also due to an increase in investor relations expense year over year attributable to the Nasdaq listing fee of $75,000. These increases were primarily offset by decreases in legal and consulting expenses. Legal expenses decreased by $517,000 due to the dismissal of the SmartWater litigation. Consulting fees decreased by $242,000 primarily due to shares of common stock issued to a business strategy consultant in settlement of their fees during the six month period ended March 31, 2014. The remaining decrease related to a decrease in travel expenses and filing fees during the six month period ended March 31, 2015.

Research and Development

Research and development expenses decreased to $651,652 for the six month period ended March 31, 2015 from $819,086 for the six month period ended March 31, 2014. The decrease of $167,434 or 20% is attributable to purchases for laboratory equipment associated with the corporate headquarters in the prior year as well as components purchased relating to a pilot program for the marking of cotton during the prior period, which we did not incur during the six month period ended March 31, 2015. Also, during the six month period ended March 31, 2015, we started capitalizing the costs for the development of infield readers, which were being expensed during the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $20,780 from $212,025 for the six month period ended March 31, 2014 to $232,805 for the six month period ended March 31, 2015.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the six month periods ended March 31, 2015 and 2014 was $2,994,540 and $2,178,859, respectively. These losses relate to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period as a non-cash adjustment to our current period operations. As discussed in Note E of the accompanying condensed consolidated financial statements, on November 21, 2014, we repurchased the remaining outstanding Series B Warrants.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2015, we had working capital of $628,472. For the six month period ended March 31, 2015, we generated a net cash flow deficit from operating activities of $3,971,707 consisting primarily of our loss of $9,714,220, net with non-cash adjustments of $232,805 in depreciation and amortization charges, $2,515,843 for stock-based compensation, $2,994,540 change in fair value of warrant liability, $980,842 in loss on the conversion of promissory notes, $22,676 in common stock issued for consulting services and $2,779 of bad debt expense. Additionally, we had a net increase in operating assets of $352,843 and a net decrease in operating liabilities of $654,129. Cash used in investing activities was $232,875 for the purchase of property, plant and equipment and intangible assets. Cash provided by financing activities was $3,795,500 in net proceeds from the sale of common stock related to the underwritten public offering offset by the repurchase and cancellation of the remaining Series B Warrants.

The Company has recurring net losses, which have resulted in an accumulated deficit of $209,474,492 as of March 31, 2015. The Company incurred a net loss of $9,714,220 and generated negative operating cash flow of $3,971,707 for the six month period ended March 31, 2015. However, the Company also has attained positive working capital of $628,472 as of March 31, 2015. At March 31, 2015 the Company had cash and cash equivalents of $984,050. The Company’s current capital resources include cash and cash equivalents, accounts receivable and prepaid expenses. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed below, on April 1, 2015, the Company closed on an underwritten public offering of common stock and warrants for gross proceeds of $12.0 million, before deducting underwriting discounts and offering expenses. Subsequently on April 30, 2015, the Company closed on the over-allotment option of the underwritten public offering for additional gross proceeds of $263,950. In addition, on November 20, 2014 the Company closed its underwritten public offering of common stock and warrants for gross proceeds of $9.3 million before deducting underwriting discounts and offering expenses. The Company utilized approximately $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note E. The Company also raised $2,156,264 in a private placement of common stock and warrants and $1,800,000 in promissory notes during the fiscal year ended September 30, 2014, including $1,000,000 from a related party. As of April 30, 2015, the Company’s cash balance was approximately $11,615,406.

The Company expects to finance operations primarily through cash flows provided by operating activities provided that it will achieve a sufficient level of future revenues. The Company estimates that its cash and cash equivalents are sufficient to fund operations for the next twelve months. Management is implementing a cost savings plan that is designed to reduce the Company’s cash expenditures.

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

Subsequent Events

On April 1, 2015, the Company closed its underwritten public offering of 4,011,000 shares of common stock and warrants to purchase up to an aggregate of 1,604,400 shares of common stock, at a combined offering price of $3.00, including 191,000 shares and 76,400 warrants sold pursuant to the partial exercise of the underwriters’ over-allotment option. The warrants have a per share exercise price of $3.50, are exercisable immediately, and expire on November 20, 2019. The gross proceeds to the Company from this offering, including the partial exercise of the over-allotment option but before deducting the underwriting discount and offering expenses, is $12.0 million. In connection with the offering, the Company granted to the underwriters a 45-day option to purchase up to 573,000 additional shares of common stock and up to 229,200 additional warrants to cover over-allotments, if any. On April 30, 2015, the Company closed on the underwriters’ exercise of its over-allotment option of 87,000 shares of common stock and 152,800 warrants for gross proceeds of $263,950.

In connection with the closing of this underwritten public offering, as partial compensation, on April 1, 2015, the company granted up to 163,720 warrants to purchase common stock to its underwriters. These warrants have an exercise price of $3.44 (115% of the public offering price) and expire on March 27, 2020.

Product Research and Development

We anticipate spending approximately $1,500,000 for product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next twelve months.

Number of Employees

We currently have forty-six full-time employees and six part-time employees, including four in management, eight in research and development, one in Life Sciences, two in forensics, seven in quality assurance/compliance, four in finance and accounting, five in operations, thirteen in sales and marketing, one in human resources, two in shared services, three in information services and two in investor relations and communications. We expect to increase our staffing dedicated to sales, production and formulation. Marketing, salaries, and general overhead will be increased as necessary. However, cost containment measures have been put in place to monitor expenses. In order for us to attract and retain quality personnel, we anticipate we will continue to offer competitive salaries and benefits to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next twelve months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel. We continue to work with Insperity Inc. to help us manage many of our back-end administrative human resources and payroll responsibilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk as previously disclosed under Part I, Item 3 of our Annual Report on Form 10-K, for the fiscal year ended September 30, 2014. Please refer to the Company’s Annual Report on Form 10-K (filed with the SEC on December 15, 2014, as amended on March 6, 2015) for the fiscal year ended September 30, 2014.

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. - Legal Proceedings.

None.

Item 1A. – Risk Factors.

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks and uncertainties described in the first two paragraphs under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and our other filings with the SEC, for the period ended September 30, 2014 and thereafter. The risks and uncertainties described in this report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment.

During the three month period ended March 31, 2015, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K (as amended March 6, 2015) for the fiscal year ended September 30, 2014.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

4.1
First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent filed as exhibit 4.1 to the current report on Form 8-K filed with the Commission on April 1, 2015 and incorporated herein by reference.

10.1*#	Mutual License Agreement dated March 25, 2015 between Applied DNA Sciences, Inc. and Divatex Home Fashion, Inc.

10.2	Form of Underwriter’s Warrant filed as exhibit 4.1 to the current report on Form 8-K filed with the Commission on March 27, 2015 and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.
# Portions of Exhibit 10.1 have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: May 11, 2015	/s/ JAMES A. HAYWARD, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

