Form 10-Q
period 2015-06-30
APPLIED DNA SCIENCES INC
filed 2015-08-10
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

☐    Yes    ☒   No

At August 6, 2015, the registrant had 21,487,202 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2015

Part I

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,730,144	$1,393,132
Accounts receivable, net of allowance of $30,228 and $9,634 at June 30, 2015 and September 30, 2014, respectively	2,077,756	834,818
Prepaid expenses and other current assets	209,831	135,365
Total current assets	13,017,731	2,363,315

Property, plant and equipment, net of accumulated depreciation of $743,914 at June 30, 2015 and $759,087 at September 30, 2014	526,816	576,128

Other assets:
Deposits	52,988	57,638
Deferred offering costs	0	181,104
Intangible assets, net of accumulated amortization and impairment of $325,555 and $256,208 at June 30, 2015 and September 30, 2014, respectively	525,902	327,872

Total Assets	$14,123,437	$3,506,057

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities, including related party accrued interest of $6,597 at September 30, 2014	$1,418,615	$1,494,759
Promissory notes payable, including $1,000,000 with a related party at September 30, 2014	—	1,800,000
Deferred revenue	204,863	583,362
Total current liabilities	1,623,478	3,878,121

Warrant liability	—	1,096,412

Total liabilities	1,623,478	4,974,533

Commitments and contingencies (Note I)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2015 and September 30, 2014	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2015 and September 30, 2014	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2015 and September 30, 2014	—	—
Common stock, par value $0.001 per share; 500,000,000 and 1,350,000,000 shares authorized at June 30, 2015 and September 30, 2014, respectively; 21,482,202 and 13,935,954 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	21,483	13,937
Additional paid in capital	223,623,850	198,277,859
Accumulated deficit	(211,145,374)	(199,760,272)
Total stockholders’ equity (deficit)	12,499,959	(1,468,476)

Total Liabilities and Stockholders’ Equity (Deficit)	$14,123,437	$3,506,057

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Revenues	$2,267,671	$841,197	$5,028,234	$2,075,698

Operating expenses:
Selling, general and administrative	3,508,455	2,948,452	11,078,405	10,093,631
Research and development	310,093	266,331	961,745	1,085,416
Depreciation and amortization	121,339	113,424	354,144	325,448

Total operating expenses	3,939,887	3,328,207	12,394,294	11,504,495

LOSS FROM OPERATIONS	(1,672,216)	(2,487,010)	(7,366,060)	(9,428,797)

Other income (expense):
Interest income (expense), net	5,052	111	(26,807)	784
Other (expense) income, net	(3,718)	52,299	(16,853)	130,186
Loss on conversion of promissory notes	—	—	(980,842)	—
Gain (loss) on change in fair value of warrant liability	—	515,543	(2,994,540)	(1,663,316)

Net loss before provision for income taxes	(1,670,882)	(1,919,057)	(11,385,102)	(10,961,143)

Provision for income taxes	—	—	—	—

NET LOSS	$(1,670,882)	$(1,919,057)	$(11,385,102)	$(10,961,143)

Net loss per share-basic and diluted	$(0.08)	$(0.14)	$(0.63)	$(0.82)

Weighted average shares outstanding-
Basic and diluted	21,444,335	13,569,262	18,075,506	13,400,540

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(11,385,102)	$(10,961,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354,144	325,448
Stock based compensation expense	3,531,205	1,717,837
Change in fair value of warrant liability	2,994,540	1,663,316
Loss on conversion of promissory notes	980,842	—
Common stock issued for consulting services	64,426	337,500
Bad debt expense	21,750	16,878
Change in operating assets and liabilities:
Accounts receivable	(1,275,189)	137,486
Prepaid expenses and other current assets and deposits	(59,315)	(924)
Accounts payable and accrued liabilities	(75,515)	292,462
Deferred revenue	(378,499)	200,121
Net cash used in operating activities	(5,226,713)	(6,271,019)

Cash flows used in investing activities:
Purchase of property plant and equipment	(221,659)	(209,522)
Purchase of intangible assets	(238,082)	—
Net cash used in investing activities	(459,741)	(209,522)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	19,114,418	2,145,956
Purchase and cancelation of previously issued warrants	(4,090,952)	—

Net cash provided by financing activities	15,023,466	2,145,956

Net increase (decrease) in cash and cash equivalents	9,337,012	(4,334,585)
Cash and cash equivalents at beginning of period	1,393,132	6,360,301
Cash and cash equivalents at end of period	$10,730,144	$2,025,716

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for cashless exercise of options and warrants	$—	$19,570
Reclassification of deferred offering costs to additional paid in capital	$181,104	$—
Reclassification of warrants from liability to equity upon exercise	$—	$2,455,042
Offering costs incurred, and included in accounts payable and accrued liabilities	$68,489	$—
Property, plant and equipment acquired, and included in accounts payable	$13,825	$—
Intangible assets acquired, and included in accounts payable	$29,296	$—
Common stock issued upon conversion of promissory notes payable	$1,843,750	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of June 30, 2015 and for the three and nine month periods ended June 30, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended September 30, 2014 and footnotes thereto included in the Annual Report on Form 10-K, as amended, of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC.

The condensed consolidated balance sheet as of September 30, 2014 contained herein has been derived from the audited consolidated financial statements as of September 30, 2014, but does not include all disclosures required by GAAP.

All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to the one-for-60 reverse stock split of the Company’s common stock, par value $.001 per share, that was effected on October 29, 2014. See Note G.

Business and Basis of Presentation

On September 16, 2002, the Company was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has had a limited operating history, and as a result, its operations have produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a biotechnology company. For the period from inception through June 30, 2015, the Company has accumulated losses of $211,145,374.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations or activity. Significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At June 30, 2015 and September 30, 2014, the Company recorded deferred revenue of $204,863 and $583,362, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per the contract. The Company recognized revenue of approximately $657,708 and $1,919,031 from these contract awards during the three and nine month periods ended June 30, 2015 and $0 and $50,000 for the three and nine month periods ended June 30, 2014, respectively.

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

For the three and nine month periods ended June 30, 2015 and 2014, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share, continued

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because including those securities would have been anti-dilutive for the three and nine month periods ended June 30, 2015 and 2014 are as follows:

	2015	2014
Warrants	6,062,487	240,439
Employee options	3,456,989	2,073,043
	9,519,476	2,313,482

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

The Company’s revenues earned from sale of products and services for the three and nine month periods ended June 30, 2015 included an aggregate of 87% and 73%, respectively, from two customers of the Company’s total revenues. These two customers accounted for approximately 89% of the Company’s total accounts receivable at June 30, 2015.

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2014 included an aggregate of 10% from one customer of the Company’s total revenues. During the nine month period ended June 30, 2014 no customers represented 10% or greater of the Company’s total revenues.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

June 30, 2015

(unaudited)

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $211,145,374 as of June 30, 2015. The Company incurred a net loss of $11,385,102 and generated negative operating cash flow of $5,226,713 for the nine month period ended June 30, 2015.  However, the Company also has attained positive working capital of $11,394,253 as of June 30, 2015. At June 30, 2015 the Company had cash and cash equivalents of $10,730,144. The Company’s current capital resources include cash and cash equivalents, accounts receivable and prepaid expenses. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed in Note G, on April 1, 2015, the Company closed its underwritten public offering of common stock and warrants for gross proceeds of approximately $12.0 million, before deducting underwriting discounts and offering expenses. Subsequently on April 30, 2015, the Company closed on the over-allotment option of the underwritten public offering for additional gross proceeds of $263,950. In addition, on November 20, 2014 the Company closed its underwritten public offering of common stock and warrants for gross proceeds of $9.3 million before deducting underwriting discounts and offering expenses. The Company utilized approximately $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note E.  The Company raised $2,156,264 in a private placement of common stock and warrants and $1,800,000 in promissory notes during the fiscal year ended September 30, 2014, including $1,000,000 from a related party. See Notes D and G.

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

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015 (unaudited)	September 30, 2014
Accounts payable	$770,395	$1,059,623
Accrued consulting fees	110,500	102,500
Accrued salaries payable	428,098	245,761
Accrued interest payable	-	11,875
Other accrued expenses	109,622	75,000
Total	$1,418,615	$1,494,759

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

The Notes had a ten month maturity. Interest was payable in cash or in shares of common stock at the option of the holders of the Notes. Interest to be paid in shares was to be paid in shares of common stock equal to (i) the amount of interest payable, divided by (ii) the average of the closing prices for the five consecutive trading days immediately preceding the applicable interest date. The Notes were permitted to be prepaid in whole or in part, at any time, subject to certain prepayment penalties. Upon an event of default, the Notes and all accrued interest thereon were to automatically convert into common stock at the closing price of the common stock on the date of issuance of the Notes. In the event of a consolidation or merger with another corporation in which the Company does not survive, the Notes were to be paid in full. On November 11, 2014, Dr. Hayward and the other individual agreed to exchange for cancellation their respective Notes (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, in the case of Dr. Hayward, and 252,137 shares of common stock and warrants to purchase 252,137 shares of common stock, in the case of the other individual, at $3.25 ($3.24 for one share of common stock and $0.01 for one warrant) (“combined price”) , the aggregate public offering per share price of common stock and warrants issued in the Company’s underwritten public offering, which closed on November 20, 2014.  The conversion of the Notes resulted in a loss on conversion of approximately $981,000, which was recorded on the condensed consolidated statement of operations for the nine month period ended June 30, 2015.  The loss was calculated as the difference between the carrying amount of the promissory note and accrued interest on the conversion date compared to the fair value of the common stock and warrant issued as settlement of the Notes.

Interest expense for these Notes was $31,875 for the nine month period ended June 30, 2015.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

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

The change in fair value of the warrant liability resulted in a gain of $515,543 and a loss of $1,663,316 for the three and nine month periods ended June 30, 2014, respectively.

On October 28, 2014, the Company entered into a warrant repurchase option agreement with Crede, pursuant to which it had the option to purchase between 50% and 100% of Crede’s Series B Warrant (then exercisable for 387,621 shares of common stock) at a purchase price of $10.55 per share underlying such Series B Warrant (up to an aggregate purchase price of $4,091,000 for all of the Series B Warrant). On November 21, 2014, the Company exercised its option and repurchased 100% of Crede’s Series B Warrant for an aggregate purchase price of approximately $4,091,000.  The change in fair value of the warrant liability on the day of repurchase amounted to a loss of $2,994,540 and was included in other income (expense) for the nine month period ended June 30, 2015.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE G - CAPITAL STOCK

On October 24, 2014, the Company filed a Third Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-60 (1:60) reverse stock split of its common stock, par value $.001 per share, and a decrease in its authorized common stock, from 1,350,000,000 to 500,000,000 shares, effective October 29, 2014. All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to the one-for-60 reverse stock split that was effected on October 29, 2014.   In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with a $0.001 par value per share. As of June 30, 2015 and September 30, 2014, there were 21,482,202 and 13,935,954 shares of common stock issued and outstanding, respectively.

On November 20, 2014, the Company closed its underwritten public offering of 2,800,000 shares of common stock and warrants to purchase up to an aggregate of 2,800,000 shares of common stock for gross proceeds of $9.1 million before deducting underwriting discounts and offering expenses. The Company utilized $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note E. The combined price for each share of common stock and warrant was $3.25. The warrants may be exercised for a period of five years and have an exercise price of $3.50 per share. In connection with the offering, the Company granted to the underwriters a 45-day option to purchase up to 420,000 additional shares of common stock at $3.24 per share and/or up to 420,000 additional warrants at $0.01 per share to cover over-allotments, if any. The Company’s Chief Executive Officer and an affiliated company of a member of the Company’s board of directors participated in this underwritten public offering. The Company’s common stock and warrants are listed on the Nasdaq Capital Market under the symbols “APDN” and “APDNW”, respectively. On December 19, 2014, the Company closed on the underwriters’ exercise of its over-allotment option of 416,850 warrants for gross proceeds of $4,169 and on December 30, 2014, the Company closed on the underwriters’ additional exercise of its over-allotment option of 52,000 shares of common stock for gross proceeds of $168,400.  The total number of common stock and warrants issued under this offering, including the exercise of the over-allotment option was 2,852,000 and 3,216,850, respectively.  The gross proceeds to the Company was $9.3 million and net proceeds after deducting underwriting discounts, offering expenses and the repurchase of the remaining Series B Warrants from Crede was approximately $3.69 million.

In connection with the closing of this underwritten public offering, on November 20, 2014, the Company granted 128,800 warrants to purchase common stock to its underwriters as partial compensation. These warrants have an exercise price of $3.73 (115% of the public offering price) and expire on November 14, 2019.

During the three and nine month periods ended June 30, 2015, the Company granted 15,000 and 22,500 shares of common stock to a consultant for a total expense of approximately $47,750 and $64,426, respectively.

On April 1, 2015, the Company closed its underwritten public offering of 4,011,000 shares of common stock and warrants to purchase up to an aggregate of 1,604,400 shares of common stock, at $3.00 ($2.99 for one share of common stock and $0.01 for one warrant) (“combined offering price”), including 191,000 shares and 76,400 warrants sold pursuant to the partial exercise of the underwriters’ over-allotment option. The warrants have a per share exercise price of $3.50, are exercisable immediately, and expire on November 20, 2019. The gross proceeds to the Company from this offering, including the partial exercise of the over-allotment option but before deducting the underwriting discount and offering expenses, is $12.0 million. In connection with the offering, the Company granted to the underwriters a 45-day option to purchase up to 573,000 additional shares of common stock and up to 229,200 additional warrants to cover over-allotments, if any. On April 30, 2015, the Company closed on the underwriters’ exercise of its over-allotment option of 87,000 shares of common stock and 152,800 warrants for gross proceeds of $263,950 .

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

Transactions involving warrants (see Notes D, E and G) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2014	945,166	$9.59
Granted	5,833,878	3.50
Exercised	(—)	(—)
Cancelled or expired	(716,557)	(11.30)
Balance at June 30, 2015	6,062,487	$3.53

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan (the “Incentive Plan”). In 2007, 2008 and 2012, the Board of Directors and holders of a majority of the outstanding shares of common stock approved various increases in the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 5,833,334 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year to 833,334 shares.  On January 21, 2015, the Board of Directors approved an amendment to the Incentive Plan, which was approved by shareholders on June 16, 2015.  The amendment increases the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 8,333,333.  The amendment also extends the Incentive Plan’s expiration date to January 25, 2025.

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of common stock and an award of shares of common stock. As of June 30, 2015 a total of 233,752 shares have been issued and options to purchase 4,132,475 shares have been granted under the 2005 Incentive Stock Plan.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2014	2,909,046	$4.74
Granted	950,094	2.85
Exercised	—	—
Cancelled or expired	(402,151)	(3.01)
Outstanding at June 30, 2015	3,456,989	$4.42
Vested at June 30, 2015	2,494,098	$4.13	$0.18
Non-vested at June 30, 2015	962,891		$0.12

 For the three and nine-month periods ended June 30, 2015, the Company issued 49,585 and 950,094, options to employees, consultants and non-employee board of director members, respectively. Included in these grants for the nine month period was 450,000 options granted to executives.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options, continued

The fair value of options granted during the three and nine month periods ended June 30, 2015 was determined using the Black Scholes Option Pricing Model with the following weighted average assumptions:

	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Stock price	$2.60	$2.85
Exercise price	$2.60	$2.85
Expected term, years	3.75	4.85
Dividend yield	—%	—%
Volatility	118%	132%
Risk free rate	1.13%	1.56%

The Company recorded $1,015,361(including $544,113 for stock option modifications) and $404,507 as stock compensation expense for the three month periods ended June 30, 2015 and 2014, respectively, and $3,531,205 (including $673,176 for stock option modifications) and $1,717,837 for the nine month periods ended June 30, 2015 and 2014, respectively for the vesting portion of all options. As of June 30, 2015, unrecorded compensation cost related to non-vested awards was $2,749,586 which is expected to be recognized over a weighted average period of approximately 2.21 years.  The weighted average grant date fair value for options granted during the three and nine month periods ended June 30, 2015 was $69,430 and $1,076,502, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods. The base rent during the initial lease term is $449,142 per annum. The Company also has operating leases for a laboratory in Huddersfield, England, which is currently inactive and Calverton, New York. The Huddersfield lease was terminated effective July 31, 2015. The Calverton lease was from February 1, 2014 through October 31, 2014, with the option to renew for additional one year periods.  The Calverton lease is currently on a month to month basis.  Total rent expense for the three and nine month periods ended June 30, 2015 was $124,504 and $373,772, respectively. Total rent expense for the three and nine month periods ended June 30, 2014 were $125,268 and $380,251, respectively.

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

June 30, 2015

(unaudited)

NOTE J - FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice option pricing model as described in Note A. Certain assumptions used in the calculation of the warrant liability represent Level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1, 2 or 3 as of June 30, 2015.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)	Nine Months Ended June 30,
	2015	2014
Balance at October 1, 2014 and 2013	$1,096,412	$2,643,449
Adjustment resulting from change in fair value (a)	2,994,540	1,663,316
Removal of warrant upon repurchase	(4,090,952)	—
Reclassification to equity upon exercise	—	(2,455,042)
Balance at June 30,	$—	$1,851,723

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

SigNature DNA, SigNature® T DNA, fiberTyping®, DNAnet®, Sentry, digitalDNA®, and SmokeCloak® DNA, our principal anti-counterfeiting and product authentication solutions and our Counterfeit Prevention Authentication Program can be used in numerous industries, including, but not limited to microcircuits and other electronics, cyber security, cash-in-transit (transport and storage of banknotes), textiles and apparel, automotive, printing and packaging, homeland security,  law enforcement and home asset marking, identity cards and other secure documents, industrial materials,  agrochemicals, pharmaceuticals, consumer products, food and beverage, sports memorabilia, fine wine, and art and collectibles.

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

DNAnet. Recognizing that DNA-based evidence is the cornerstone of the modern era of law enforcement, we have created what we believe to be an effective crime fighting tool: DNAnet, a botanical DNA marker that can be used to definitively link evidence and offenders to specific crime scenes and help return stolen or lost property to its rightful owner. As the crime is investigated, the fluorescing DNA mark can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict.

Sentry. Sentry intruder tagging systems help to expand and strengthen any security effort by providing a means of directly linking criminals to crimes. Each unit is designed to be unique to each store, warehouse, or sting operation, allowing the police and prosecutors to link criminals to the crimes. In the event of a crime, the fleeing offender is sprayed with an indelible, fluorescing DNA taggant. As the crime is investigated, the fluorescing DNA mark can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict. Whether deployed as an offender spray or fog in a retail location or a degradation dye in cash handling boxes, DNA markers facilitate conviction, and establish a heightened level of deterrence. While any commercial/retail establishment could benefit from the addition of a Sentry system, ideal areas of use include: banks, ATMs, pharmacies, jewelry stores, convenience stores, pawn brokers and gun shops.

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

The secure cloud application also offers back-end features including DNA custody management, forensic sample submission, CODA (certificate of DNA authentication) issuance, customer account administration, order placement, status tracking and reporting, and online training. The cloud-based platform is designed to be customizable for the particular attributes of each customer’s business and conforms to strict security standards for ISO, PCI, and Federal Information Processing Standards. This digitalDNA platform is designed as the data management and reporting hub for devices for DNA on-site authentication and optical mark in-field validation. Market-specific configurations have been demonstrated to businesses in textiles supply chain, printing/publishing, art and collectibles and law enforcement.

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

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our SigNature DNA platform and fiberTyping, our principal anti-counterfeiting and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA platform ingredient, including our Signature T DNA, fibertyping, DNAnet, Sentry, digitalDNA, and SmokeCloakDNA offerings and the Counterfeit Prevention Authentication Program. We have limited sources of liquidity. We have developed or are currently attempting to develop business in the following target markets: microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), textiles and apparel, automotive, printing and packaging, homeland security, law enforcement and home asset marking, identity cards and other secure documents, industrial materials, agrochemical, pharmaceuticals, consumer products, food and beverage, sports memorabilia, fine wine, and art and collectibles. Our developments in the textile and apparel authentication, semiconductor authentication, and cash-in-transit have contributed to the increase in our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets.

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;

●	Equity based compensation; and

●	Fair value of financial instruments

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that we and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At June 30, 2015 and September 30, 2014, we recorded deferred revenue of $204,863 and $583,362, respectively.

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

Revenue for government contract awards, which supports our development efforts on specific projects, is recognized as milestones are achieved as per the contract. We recognized revenue of approximately $657,708 and $1,919,031 from these contract awards during the three and nine month periods ended June 30, 2015, respectively, and $0 and $50,000 for the three and nine month periods ended June 30, 2014, respectively.

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

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2015 and 2014

Revenues

For the three month periods ended June 30, 2015 and 2014, we generated $2,267,671 and $841,197, respectively, in revenues. The increase in revenues in the three month period ended June 30, 2015 of $1,426,474 or 170% was primarily from an increase in revenue related to sales to the textile industry for protecting cotton supply chains of $1,200,000 and revenue from government contract awards of approximately $658,000.   These increases were offset by a decrease in revenue from suppliers of the United States Defense Logistics Agency (“DLA”) due to the consolidation of these individual contracts to one contract with DLA.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended June 30, 2015 increased by $560,003 or 19% from $2,948,452 for the three month period ended June 30, 2014 to $3,508,455 for the three month period ended June 30, 2015. The increase is attributable to an increase in stock based compensation expense of $610,855, primarily associated with stock option modifications resulting from the extension of certain stock options offset by a decrease of approximately $210,000 in legal fees as a result of the court’s dismissal of the SmartWater Limited litigation against us.

Research and Development

Research and development expenses increased to $310,093 for the three month period ended June 30, 2015 from $266,331 for the three month period ended June 30, 2014, an increase of $43,762 or 16%.  This increase is due to development costs incurred in relation to the two government contracts offset by capitalized costs for the development of infield readers.

Depreciation and Amortization

In the three month period ended June 30, 2015, depreciation and amortization increased by $7,915 from $113,424 for the three month period ended June 30, 2014 to $121,339 for the three month period ended June 30, 2014.

Gain on Change in Fair Value of Warrant Liability

Gain from change in fair value of warrant liability during the three month period ended June 30, 2014 was $515,543. This change in fair value related to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non cash adjustment to our current period operations. As discussed in Note E of the accompanying condensed consolidated financial statements, on November 21, 2014, we repurchased the remaining outstanding Series B Warrants.

Comparison of Results of Operations for the Nine Month Periods Ended June 30, 2015 and 2014

Revenues

For the nine month periods ended June, 30, 2015 and 2014, we generated $5,028,234 and $2,075,698, respectively, in revenues.  The increase in revenues of $2,952,536 or 142% was primarily due to an increase in sales from two government contract awards of approximately $1.9 million as well as revenues related to the set up, marking, and authentication of cotton of $1,372,500. These increases were offset by a decrease in revenue from suppliers of the United States Defense Logistics Agency (“DLA”) due to the consolidation of these individual contracts to one contract with DLA.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the nine month period ended June 30, 2015 increased by $984,774 or 10% from $10,093,631 for the nine month period ended June 30, 2014 to $11,078,405 for the nine month period ended June 30, 2015. The increase is primarily attributable to an increase in stock based compensation expense of approximately $1,813,000, attributable to grants to employees that vested immediately, as well as stock based compensation expense associated with stock option modifications resulting from the extension of certain stock options, and to a lesser extent, the acceleration of vesting terms.  This increase was primarily offset by decreases in legal and consulting expenses. Legal expenses decreased by $783,000 due to the court’s dismissal of the SmartWater Limited litigation against us. Consulting fees decreased by $238,000 primarily due to shares of common stock issued to a business strategy consultant in settlement of their fees during the nine month period ended June 30, 2014. The remaining variance is due to increases in payroll offset by decreases in filing fees during the nine month period ended June 30, 2015.

Research and Development

Research and development expenses decreased to $961,745 for the nine month period ended June 30, 2015 from $1,085,416 for the nine month period ended June 30, 2014.  The decrease of $123,671 or 11% is attributable to purchases for laboratory equipment associated with the corporate headquarters in the prior year as well as components purchased relating to a pilot program for the marking of cotton during the prior period, which we did not incur during the nine month period ended June 30, 2015. Also, during the nine month period ended June 30, 2015, we started capitalizing the costs for the development of infield readers, which were being expensed during the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization increased by $28,696 from $325,448 for the nine month period ended June 30, 2014 to $354,144 for the nine month period ended June 30, 2015. This increase is related to the depreciation incurred on the fixed asset additions during the period.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the nine month periods ended June 30, 2015 and 2014 was $2,994,540 and $1,663,316, respectively.  These losses relate to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period as a non-cash adjustment to our current period operations.  As discussed in Note E of the accompanying condensed consolidated financial statements, on November 21, 2014, we repurchased the remaining outstanding Series B Warrants.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2015, we had working capital of $11,394,253. For the nine month period ended June 30, 2015, we generated a net cash flow deficit from operating activities of $5,226,713 consisting primarily of our loss of $11,385,102 net with non-cash adjustments of $354,144 in depreciation and amortization charges, $3,531,205 for stock-based compensation, $2,994,540 change in fair value of warrant liability, $980,842 in loss on the conversion of promissory notes, $64,426 in common stock issued for consulting services and $21,750 of bad debt expense. Additionally, we had a net increase in operating assets of $1,334,504 and a net decrease in operating liabilities of $454,014. Cash used in investing activities was $459,471 for the purchase of property, plant and equipment and intangible assets. Cash provided by financing activities was $15,023,466 in net proceeds from the sale of common stock and warrants related to the underwritten public offering offset by the repurchase and cancellation of the remaining Series B Warrants.

The Company has recurring net losses, which have resulted in an accumulated deficit of $211,145,374 as of June 30, 2015. At June 30, 2015 the Company had cash and cash equivalents of $10,730,144. The Company’s current capital resources include cash and cash equivalents, accounts receivable and prepaid expenses. Historically, the Company has financed its operations principally from the sale of equity securities. On April 1, 2015, the Company closed on an underwritten public offering of common stock and warrants for gross proceeds of $12.0 million, before deducting underwriting discounts and offering expenses. Subsequently on April 30, 2015, the Company closed on the over-allotment option of the underwritten public offering for additional gross proceeds of $263,950. In addition, on November 20, 2014 the Company closed its underwritten public offering of common stock and warrants for gross proceeds of $9.3 million before deducting underwriting discounts and offering expenses. The Company utilized approximately $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note E.  The Company also raised $2,156,264 in a private placement of common stock and warrants and $1,800,000 in promissory notes during the fiscal year ended September 30, 2014, including $1,000,000 from a related party.

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

Number of Employees

We currently have forty-nine full-time employees and nine part-time employees, including four in management, eleven in research and development, one in Life Sciences, two in forensics, six in quality assurance/compliance, four in finance and accounting, five in operations, thirteen in sales and marketing, one in human resources, five in shared services, three in information services, one in investor relations, one legal (Intellectual Property) and one in product development. We expect to increase our staffing dedicated to sales, production and formulation. Marketing, salaries, and general overhead will be increased as necessary. However, cost containment measures have been put in place to monitor expenses. In order for us to attract and retain quality personnel, we anticipate we will continue to offer competitive salaries and benefits to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next twelve months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel. We continue to work with Insperity Inc. to help us manage many of our back-end administrative human resources and payroll responsibilities.

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

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three month period ended June 30, 2015, there have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K (as amended March 6, 2015) for the fiscal year ended September 30, 2014.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

On February 27, 2015, we issued 2,500 shares of our common stock, and on each of March 31, 2015, April 30, 2015, May 29, 2015 and June 30, 2015 we issued 5,000 shares of our common stock, aggregating 22,500 shares, to a consultant for services provided pursuant to our 2005 Incentive Stock Plan. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering.

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

Applied DNA Sciences, Inc.

Dated: August 10, 2015	/s/ JAMES A. HAYWARD, Ph. D.
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

