Form 10-Q
period 2015-12-31
APPLIED DNA SCIENCES INC
filed 2016-02-10
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

☐   Yes    ☒   No

At February 5, 2016, the registrant had 24,072,092 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2015

Part I - Financial Information

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,382,907	$7,312,184
Accounts receivable, net of allowance of $7,140 at December 31, 2015 and September 30, 2015	3,923,997	3,929,517
Prepaid expenses and other current assets	187,355	293,351
Total current assets	16,494,259	11,535,052

Property, plant and equipment, net of accumulated depreciation of $955,765 at December 31, 2015 and $852,867 at September 30, 2015	561,912	572,107

Other assets:
Long term accounts receivables	1,500,000	1,500,000
Deposits	58,488	62,988
Goodwill	285,386	285,386
Intangible assets, net of accumulated amortization of $284,816 and $238,368 at December 31, 2015 and September 30, 2015, respectively	1,584,473	1,598,779

Total Assets	$20,484,518	$15,554,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,110,995	$2,385,006
Deferred revenue	57,526	282,050
Total current liabilities	2,168,521	2,667,056

Long term accounts payable	320,400	320,400

Total liabilities	2,488,921	2,987,456

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2015 and September 30, 2015	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2015 and September 30, 2015	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2015 and September 30, 2015	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized at December 31, 2015 and September 30, 2015; 24,072,092 and 21,504,578 shares issued and outstanding as of December 31, 2015 and September 30, 2015, respectively	24,073	21,505
Additional paid in capital	232,539,203	224,186,760
Accumulated deficit	(214,567,679)	(211,641,409)
Total stockholders’ equity	17,995,597	12,566,856

Total Liabilities and Stockholders’ Equity	$20,484,518	$15,554,312

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
	2015	2014

Revenues	$1,324,114	$1,241,802

Operating expenses:
Selling, general and administrative	3,554,362	4,671,490
Research and development	471,934	278,288
Depreciation and amortization	218,346	109,726

Total operating expenses	4,244,642	5,059,504

LOSS FROM OPERATIONS	(2,920,528)	(3,817,702)

Other income (expense):
Interest income (expense), net	2,845	(31,875)
Other (expense) income, net	(8,587)	(3,685)
Loss on conversion of promissory notes	—	(980,842)
Loss on change in fair value of warrant liability	—	(2,994,540)

Net loss before provision for income taxes	(2,926,270)	(7,828,644)

Provision for income taxes	—	—

NET LOSS	$(2,926,270)	$(7,828,644)

Net loss per share-basic and diluted	$(0.13)	$(0.51)

Weighted average shares outstanding-
Basic and diluted	22,542,176	15,456,566

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,926,270)	$(7,828,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,346	109,726
Stock based compensation expense	396,991	1,998,524
Change in fair value of warrant liability	—	2,994,540
Loss on conversion of promissory notes	—	980,842
Common stock issued for consulting services	58,120	—
Bad debt expense	10,000	2,779
Change in operating assets and liabilities:
Accounts receivable	(4,480)	(282,502)
Prepaid expenses and other current assets and deposits	71,896	(18,102)
Accounts payable and accrued liabilities	(320,825)	(253,997)
Deferred revenue	(224,524)	(59,001)
Net cash used in operating activities	(2,720,746)	(2,355,835)

Cash flows used in investing activities:
Purchase of property plant and equipment	(51,795)	(30,825)
Purchase of intangible assets	(14,301)	—
Net cash used in investing activities	(66,096)	(30,825)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	7,853,155	7,956,050
Proceeds from the exercise of warrants	4,410	—
Purchase and cancelation of previously issued warrants	—	(4,090,952)

Net cash provided by financing activities	7,857,565	3,865,098

Net increase in cash and cash equivalents	5,070,723	1,478,438
Cash and cash equivalents at beginning of period	7,312,184	1,393,132
Cash and cash equivalents at end of period	$12,382,907	$2,871,570

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for cashless exercise of options and warrants	$49	$—
Property, plant and equipment acquired, and included in accounts payable	$40,908	$181,104
Intangible assets acquired, and included in accounts payable	$17,841	$—
Issuance of options to settle accrued liability	$42,335	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of December 31, 2015 and for the three month periods ended December 31, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2015 and footnotes thereto included in the Annual Report on Form 10-K, of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC.

The condensed consolidated balance sheet as of September 30, 2015 contained herein has been derived from the audited consolidated financial statements as of September 30, 2015, but does not include all disclosures required by GAAP.

Business and Basis of Presentation

The Company is a Delaware corporation, which was initially organized in 1983 under the laws of the State of Florida as Datalink Systems, Inc. In 1998, the Company reincorporated in the State of Nevada, and in 2002, the Company changed its name to its current name, Applied DNA Sciences, Inc. In December 2008, the Company reincorporated from Nevada to the State of Delaware. The Company is principally devoted to developing DNA embedded biotechnology security solutions in the United States and Europe. To date, the Company has produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a biotechnology company.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations or activity. Significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At December 31, 2015 and September 30, 2015, the Company recorded deferred revenue of $57,526 and $282,050, respectively.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per the contract. The Company recognized revenue of $504,349 from these contract awards during the three month period ended December 31, 2015 and $449,647 for the three month period ended December 31, 2014.

The Company recognizes the revenue under its cotton customer contracts when the product has been shipped, as there is no right of return under these arrangements. The Company has evaluated the other indicators of gross and net revenue recognition, including whether or not the Company is the primary obligor and if it has general inventory risk. The Company does not have any general inventory risk and is not the primary obligor as it relates to the marketing portion of the tagging fee. With respect to the Company’s mutual license agreement with Himatsingka America Inc. (formerly known as Divatex Home Fashion, Inc.) (“Himatsingka”), the Company has carefully evaluated all of the key gross and net revenue recognition indicators and has concluded that the circumstances as they relate to Himatsingka’s portion of the tagging fee are more consistent with those key indicators that support net revenue reporting. In addition, the nature of some of the Company’s cotton contracts includes extended payment terms that will result in a longer collection period and slower cash inflows. As a result, $1,500,000 of revenue recognized during the fiscal year ended September 30, 2015 under the Company’s memorandum of understanding with Louis Dreyfus Commodities is included in long-term accounts receivable as of December 31, 2015 and September 30, 2015. The cotton ginning season in the United States takes place between September and December each year, therefore, revenues from these contracts may be seasonal.

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

For the three month periods ended December 31, 2015 and 2014, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share, continued

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because including those securities would have been anti-dilutive for the three month periods ended December 31, 2015 and 2014 are as follows:

	2015	2014
Warrants	7,324,727	4,470,502
Employee options	3,890,420	3,777,888
	11,215,147	8,248,390

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

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2015 included an aggregate of 73%, from three customers. These three customers accounted for approximately 92% of the Company’s total accounts receivable, of which $1,500,000 is classified as long term accounts receivable at December 31, 2015.

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2014 included an aggregate of 53% from two customers. These two customers accounted for approximately 74% of the Company’s total accounts receivable at December 31, 2014.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17").   This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company is currently evaluating the impact of the adoption of this pronouncement on its balance sheet, although it does not expect the pronouncement to have a significant impact.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The FASB issued ASU 2015-16 to simplify US GAAP to require that the acquirer record, in the same period’s financial statements, the effect of changes to provisional, measurement period amounts calculated as if the accounting had been completed at the acquisition date and disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not believe that this updated standard will have a material impact on its condensed consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its condensed consolidated financial position or results of operations.

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
December 31, 2015
(unaudited)

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $214,567,679 as of December 31, 2015. The Company incurred a net loss of $2,926,270 and generated negative operating cash flow of $2,720,746 for the three month period ended December 31, 2015. However, the Company also has working capital of $14,325,738 as of December 31, 2015. At December 31, 2015 the Company had cash and cash equivalents of $12,382,907. The Company’s current capital resources include cash and cash equivalents, accounts receivable and prepaid expenses and other current assets. Historically, the Company has financed its operations principally from the sale of equity securities. On November 23, 2015, the Company closed a registered direct public offering of common stock and a concurrent private placement of warrants to purchase common stock, for aggregate gross proceeds of approximately $8,750,000, before deducting placement agent fees and offering expenses (See Note D).

The Company expects to finance operations and capital expenditures primarily through cash received from the November 2015 public offering and concurrent private placement as well as cash flows provided by operating activities provided that it will achieve a sufficient level of future revenues. The Company estimates that its cash and cash equivalents are sufficient to fund operations for the next twelve months.

The Company may require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company’s operating expenses.

As a result of the Company's inability to file with the SEC certain audited historical financial statements relating to the assets of Vandalia Research, Inc. acquired in September 2015 by the date on which they were required to be filed, the Company is currently ineligible to use Form S-3, a streamlined registration form, to register securities for at least twelve calendar months and it would not regain the use of Form S-3 unless the Company was able to subsequently file these audited historical financial statements. Moreover, until the Company has filed the audited historical financial statements, it would be unable to use Form S-1 or other SEC forms to register securities as required for a public offering and would be unable to conduct offerings in private placements under Rule 505 or 506 of Regulation D to any purchasers who are not accredited investors. Therefore, until such time as the Company is able to conduct a public offering, if it determines it to be necessary or advisable to raise additional capital, the Company would need to issue securities in private placements to the extent permissible by law or seek other forms of financing. These alternatives generally entail greater total costs to the Company than a public offering of securities.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015 (unaudited)	September 30, 2015
Accounts payable	$1,598,934	$1,237,973
Accrued salaries payable	471,114	1,002,743
Other accrued expenses	40,947	144,290
Total	$2,110,995	$2,385,006

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(unaudited)

NOTE D - CAPITAL STOCK

On November 23, 2015, the Company entered into a securities purchase agreement with certain institutional investors providing for the purchase and sale of 2,500,000 shares of common stock at a price of $3.49 per share in a registered direct public offering. In a concurrent private placement, the Company sold warrants to purchase 1,250,000 shares of its common stock at a price of $0.01 per warrant, with an exercise price of $4.30 per share. The warrants will be exercisable beginning six months following the closing date of the private placement and will expire five years from the date on which they become exercisable. The warrants provide each warrant holder the right, at the warrant holder's election, to exercise by means of a cashless exercise feature. The gross proceeds to the Company from this registered direct offering and concurrent private placement were $8.75 million and net proceeds after deducting the placement agent fees and offering expenses were approximately $7.9 million.

In connection with the closing of the registered direct public offering and the concurrent private placement, as partial compensation, on November 25, 2015, the Company granted warrants to purchase 50,000 shares of common stock to its placement agent. These warrants have an exercise price of $4.01 (115% of the public offering price), subject to adjustment as set forth therein, will be exercisable beginning six months following the closing date of the private placement and expire at 5:00 PM (Eastern Standard Time) on November 25, 2020. These warrants provide the placement agent the right, at the placement agent’s election, to exercise by means of a cashless exercise feature.

NOTE E - STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of common stock issued to non-employees of the Company. These warrants were granted in lieu of cash for services performed or financing expenses in connection with the sale of common stock.

Transactions involving warrants (see Note D) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2015	6,027,654	$3.54
Granted	1,300,000	4.29
Exercised	(1,260)	(3.50)
Cancelled or expired	(1,667)	(10.74)
Balance at December 31, 2015	$7,324,727	$3.67

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(unaudited)

NOTE F - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan (the “Incentive Plan”). In 2007, 2008, 2012 and 2015, the Board of Directors and holders of a majority of the outstanding shares of common stock approved various increases in the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 8,833,333 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year to 833,334 shares. The Incentive Plan’s expiration date is January 25, 2025.

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options to purchase shares of common stock and an award of shares of common stock. As of December 31, 2015 a total of 269,752 shares have been issued and options to purchase 4,666,469 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2015	3,458,905	$4.74
Granted	531,523	3.04
Exercised	(75,000)	(2.86)
Cancelled or expired	(25,008)	(4.20)
Outstanding at December 31, 2015	3,890,420	$4.26
Vested at December 31, 2015	2,819,006	$4.23	$0.97
Non-vested at December 31, 2015	1,071,415		$0.87

During the three month period ended December 31, 2015, the Company issued an aggregate of 531,523 options to employees and non-employee board of director members. Included in these grants were 160,000 options granted to executives.

The fair value of options granted during the three month periods ended December 31, 2015 and 2014 was determined using the Black Scholes Option Pricing Model with the following weighted average assumptions:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Stock price	$3.04	$2.84
Exercise price	$3.04	$2.84
Expected term, years	6.10	4.86
Dividend yield	—%	—%
Volatility	130%	132%
Risk free rate	1.8%	1.58%

The Company recorded $396,991 and $1,998,524 as stock compensation expense for the three month periods ended December 31, 2015 and 2014, respectively. As of December 31, 2015, unrecorded compensation cost related to non-vested awards was $3,402,145 which is expected to be recognized over a weighted average period of approximately 2.35 years. The weighted average grant date fair value per share for options granted during the three month period ended December 31, 2015 was $2.71.

APPLIED DNA SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(unaudited)

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for two additional three-year periods. The base rent during the initial lease term is $449,142 per annum. Total rent expense for the three month periods ended December 31, 2015 and 2014 was $144,716 and $124,838, respectively.

Employment Agreement

The Company has an employment agreement with the Chief Executive Officer. Effective June 21, 2014, the Chief Executive Officer’s annual salary was voluntarily deferred by $50,000. This salary deferral will be accrued and repaid when the Company reaches $3,000,000 in sales for two consecutive quarters or the Company has net income at the end of any fiscal year. Effective January 1, 2015, the Chief Executive Officer’s annual salary was voluntarily reduced by an additional $50,000. Effective January 1, 2016, the CEO's salary was increased to $400,000 pursuant to approval by the Compensation Committee of the Board of Directors.

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

NOTE H - ASSET PURCHASE AGREEMENT

As disclosed in the Company's audited consolidated financial statements as of and for the fiscal year ended September 30, 2015 and footnotes thereto included in the Annual Report on Form 10-K, filed with the SEC, on September 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with Vandalia Research, Inc. a West Virginia corporation ("Vandalia"), and Derek A. Gregg, Vandalia’s Chief Executive Officer and a director of Vandalia, providing for the purchase of substantially all the assets (“Assets”) of Vandalia. The Company completed the acquisition of such Assets on the same date. The purchase price for the Assets was $1,500,000, which amount was determined through arms-length negotiation. Of this amount, $500,000 was placed in an escrow account for a period of nine months following the closing to satisfy Vandalia’s indemnification obligations, of which $350,000 was released after sixty days.

The audits of the historical financial statements of Vandalia are currently still in process. The following unaudited supplemental pro forma information presents the Company's financial results as if the acquisition of Vandalia had occurred October 1, 2013:

Three month period
ended
December 31, 2014
Revenue	$1,257,844

Net loss	(8,030,404)

Basic and diluted loss per share	$(0.52)

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report (including but not limited to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future.

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and notes thereto included in this Quarterly Report and those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended September 30, 2015, and the following factors and risks:

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

All forward-looking statements and risk factors included in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law. Assumptions relating to the forward-looking statements included in this Quarterly Report involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development and commercialization of our technologies, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Any of the assumptions underlying the forward-looking statements contained in this Quarterly Report could prove inaccurate and, therefore, we cannot assure you that the results contemplated in any of such forward-looking statements will be realized and we caution you against relying on any of the forward-looking statements contained herein.

Note

Our trademarks in the United States include SigNature® DNA, fiberTyping®, DNAnet®, digitalDNA® and Sentry. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of their respective owners, including, without limitation, SmokeCloak®, a mark owned by MSS Professional A/S and/or its affiliates, and PimaCott™, a mark owned by Divatex Home Fashion, Inc. and/or its affiliates.

Introduction

Using biotechnology as a forensic foundation, we provide plant-based-DNA security and authentication solutions and services that can help protect products, brands, entire supply chains, and intellectual property of companies, governments and consumers from theft, counterfeiting, fraud, and diversion. Whether for supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our plant-based DNA technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength. Through our recent acquisition of substantially all of the assets of Vandalia Research, Inc. (“Vandalia”), we are also engaged in the large-scale production of specific DNA sequences using the polymerase chain reaction (“PCR”).

SigNature DNA, SigNature T DNA, fiberTyping, DNAnet®, Sentry, digitalDNA, and SmokeCloak DNA, our principal anti-counterfeiting and product authentication solutions can be used in numerous industries, including, but not limited to microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), textiles and apparel, home asset marking, automotive, printing and packaging, homeland security, law enforcement, industrial materials, agrochemicals, pharmaceuticals, consumer products, and food and beverage. The large-scale production of specific DNA sequences is used in the diagnostics and reagent industries and also helps to ensure our capacity to manufacture enough DNA markers for all our current and future customers.

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

SigNature T DNA and fiberTyping. There is one common thread that runs through the global textile industry: success breeds counterfeiting and diversion. SigNature T DNA markers are used for brand protection efforts and raw material source compliance programs. For example, cotton fibers can be tagged at source, verified as “American grown” and then traced through every step of the supply chain. Our patented genotyping platform, known as “fiberTyping’, is complementary to tagging with SigNature T botanical DNA. fiberTyping cannot be used to track a specific cotton batch through the supply chain, a function which can only be accomplished by our SigNature T DNA system. fiberTyping indicates the cotton species while SigNature T DNA is used as an identifier for traceability. Its information is stored in our database, operating much like a bar code. For example, entities in the cotton industry use fiberTyping to differentiate purity or blends of higher-end Pima Extra Long Staple cotton and lower-end upland cotton, in conjunction with SigNature T DNA marking applied at the gin, for traceability to the source.

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

SmokeCloak DNA. When deployed in pharmacies, banks, commercial or retail locations, SmokeCloak DNA helps protect staff, customers and assets. A thick and disorienting fog wards off offenders and deposits a unique, location-specific DNA marker on skin, clothing and stolen items. We believe the fog and DNA markers have no negative side effects while serving as a strong crime fighting and loss prevention tool.

digitalDNA. digitalDNA is a software platform that enables customers to manage the security of company-marked goods from point of marking to point of authentication or validation to end of life. The base platform is configurable to customer requirements which differ by vertical market, company, business process and IT environment. Basic functions offered include DNA inventory management, program training and communications, database of marked items information, associated documents and images, chain of custody and location tracking, sample authentication processing and Certificate of DNA Analysis downloads, and other administrative functions. Architected for either cloud or local operation, the system supports mobile data capture using bar codes or other technologies. Of special note is the power of embedding our proprietary DNA into tag ink or substrate as the forensic backstop for tags which can be easily copied. The system is architected as the controller and repository for other validation and authentication devices such as our multi-mode reader (prototype), and other third party devices such as DNA readers and is designed to share data with third party applications through standard interfaces.

Large-scale production of specific DNA sequences using PCR. Our Triathlon™ PCR systems allow for the large-scale production of specific DNA sequences. The systems are self-contained and modular, can work together in mass production or can be used individually throughout the world, offering the advantage of delivering DNA locally and securely. These DNA sequences are being used by customers as a diagnostic and reagent. Our secure cloud application also offers back-end features including DNA custody management, forensic sample submission, CODA (certificate of DNA authentication) issuance, customer account administration, order placement, status tracking and reporting, and online training. The cloud-based platform is designed to be customizable for the particular attributes of each customer’s business and conforms to strict security standards for ISO, PCI, and Federal Information Processing Standards. This digitalDNA platform is designed as the data management and reporting hub for devices for DNA on-site authentication and optical mark in-field validation. Market-specific configurations have been demonstrated to businesses in textiles supply chain, printing/publishing, art and collectibles and law enforcement.

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our SigNature DNA and SigNature T DNA, our principal anti-counterfeiting and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA platform ingredient, including our Signature T DNA, DNAnet, Sentry, digitalDNA, and SmokeCloak DNA offerings as well as from large scale production of specific DNA sequences using PCR.  Our developments in the textile and apparel authentication, electronics authentication, cash-in-transit, and asset protection markets have contributed to the increase in our revenues. We intend to pursue both domestic and international sales opportunities in each of these vertical markets, and select other vertical markets.

Critical Accounting Policies

See Note A to the accompanying condensed consolidated financial statements for our critical accounting policies.

Comparison of Results of Operations for the Three Month Periods Ended December 31, 2015 and 2014

Revenues

For the three month periods ended December 31, 2015 and 2014, we generated $1,324,114 and $1,241,802, respectively, in revenues. The increase in revenues in the three month period ended December 31, 2015 of $82,312 or 7% was primarily from an increase in revenue related to DNA manufacturing for the diagnostic market of $242,000, an increase of approximately $55,000 from two government contract awards and an increase in consumer asset marking sales of $60,000. These increases were partially offset by a decrease in revenue from suppliers of the Defense Logistics Agency ("DLA") due to the consolidation of our contracts with several individual suppliers of the DLA to one contract directly with the DLA as well as other decreases in revenue from military customers of approximately $200,000 and a decrease in revenue related to industrial materials of approximately $81,000.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended December 31, 2015 decreased by $1,117,128 or 24% from $4,671,490 for the three month period ended December 31, 2014 to $3,554,362 for the three month period ended December 31, 2015. The decrease is attributable to a decrease in stock based compensation expense of approximately $1.6 million, primarily associated with grants to employees during the three month period ended December 31, 2015 having a four year vesting period whereas the grants to employees during the three month period ended December 31, 2014 vested immediately. The decrease in stock based compensation was primarily offset by increases in accounting and legal fees of approximately $113,000 and $129,000, respectively, as well as an increase in payroll expenses of $120,000 primarily for accrued employee bonuses.

Research and Development

Research and development expenses increased to $471,934 for the three month period ended December 31, 2015 from $278,288 for the three month period ended December 31, 2014, an increase of $193,646 or 70%. This increase is primarily due to development costs incurred in relation to two government contracts as well as an increase in other laboratory supplies and materials.

Depreciation and Amortization

In the three month period ended December 31, 2015, depreciation and amortization increased by $108,620 from $109,726 for the three month period ended December 31, 2014 to $218,346 for the three month period ended December 31, 2015. This increase is attributable to $69,000 of amortized customer purchase orders acquired from Vandalia Research, Inc. (“Vandalia”) and fulfilled by the Company during the three month period ended December 31, 2015, as well as $23,000 relating to amortization expense for customer relationships and technology purchased from Vandalia during September 2015.

Loss on Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the three month period ended December 31, 2014 was $2,994,540. This change in fair value related to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non-cash adjustment to our current period operations.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2015, we had working capital of $14,325,738. For the three month period ended December 31, 2015, we generated a net cash flow deficit from operating activities of $2,720,746 consisting primarily of our loss of $2,926,270 net with non-cash adjustments of $218,346 in depreciation and amortization charges, $396,991 for stock-based compensation, $58,120 in common stock issued for consulting services, and $10,000 in bad debt expense. Additionally, we had a net decrease in operating assets of $67,416 and a net decrease in operating liabilities of $545,349. Cash used in investing activities was $66,096 for the purchase of property, plant and equipment and intangible assets. Cash provided by financing activities was $7,857,565 consisting primarily of net proceeds from the sale of common stock in the public offering and the concurrent private placement of warrants, which permit warrant holders to exercise by means of a cashless exercise feature.

At December 31, 2015, there was $1,500,000 included in long-term accounts receivable relating to a customer from the cotton industry that purchased SigNature T DNA to help secure the cotton supply chain. The nature of this contract includes extended payment terms that will result in a longer collection period and slower cash inflows, which will affect our liquidity and capital resources.

We have recurring net losses, which have resulted in an accumulated deficit of $214,567,679 as of December 31, 2015. We have incurred a net loss of $2,926,270 for the three month period ended December 31, 2015. At December 31, 2015 we had cash and cash equivalents of $12,382,907 and working capital of $14,325,738. Our current capital resources include cash and cash equivalents, accounts receivable and prepaid expenses and other current assets. Historically, we have financed our operations principally from the sale of equity securities. As discussed in Note D to the accompanying condensed consolidated financial statements, on November 23, 2015, we closed a registered direct public offering of common stock and a private placement of warrants to purchase common stock, for aggregate gross proceeds of approximately $8,750,000, before deducting placement agent discounts and offering expenses (excluding proceeds from any future exercises of such warrants).

We expect to finance operations and capital expenditures primarily through the cash received from the November 2015 public offering and concurrent private placement as well as cash flows provided by operating activities provided that we achieve a sufficient level of future revenues. We estimate that our cash and cash equivalents are sufficient to fund operations and capital expenditures for the next twelve months.

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

As a result of our inability to file with the SEC certain audited historical financial statements relating to the assets of Vandalia Research, Inc. acquired in September 2015 by the date on which they were required to be filed, we are currently ineligible to use Form S-3, a streamlined registration form, to register securities for at least twelve calendar months and we would not regain the use of Form S-3 unless we are able to subsequently file these audited historical financial statements. Moreover, until we have filed the audited historical financial statements, we would be unable to use Form S-1 or other SEC forms to register securities as required for a public offering and would be unable to conduct offerings in private placements under Rule 505 or 506 of Regulation D to any purchasers who are not accredited investors. Therefore, until such time as we are able to conduct a public offering, if we determine it to be necessary or advisable to raise additional capital, we would need to issue securities in private placements to the extent permissible by law or seek other forms of financing. These alternatives generally entail greater total costs to us than a public offering of securities and may result in increased dilution to stockholders.

We expect capital expenditures to be less than $2,000,000 in fiscal 2016. Our primary investments are expected to be in laboratory equipment to support prototyping, manufacturing, our authentication services, and outside services for our detector and reader development.

All of the real property used in our business is leased under operating lease agreements.

Subsequent Events

None.

Product Research and Development

We anticipate spending approximately $2,000,000 for product research and development activities during the next twelve months.

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

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. - Legal Proceedings.

None.

Item 1A. – Risk Factors.

You should carefully consider the risks and uncertainties described under the caption “Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended September 30, 2015, and our subsequent filings. The risks and uncertainties described in this Quarterly Report and in our other filings with the SEC are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be materially adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment. As further described under the caption “Forward-Looking Statements” in Part I, Item 2, this Quarterly Report also contains forward-looking statements that involve additional risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements due to the factors and risks described above or other factors.

During the fiscal quarter ended December 31, 2015, there have been no material changes in our risk factors previously disclosed under Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

On each of October 30, 2015, November 30, 2015 and December 31, 2015 we issued 5,000 shares of our common stock, aggregating 15,000 shares, to a consultant for services provided pursuant to our Incentive Plan. In addition, on December 31, 2015, we issued 3,000 shares of our common stock to a consultant for services provided pursuant to our Incentive Plan.

The foregoing issuances of common stock were exempt from registration under the Securities Act, pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act as transactions not involving a public offering.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

None.

Item 6. – Exhibits.

10.1	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated November 23, 2015 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed November 23, 2015)

10.2	Form of Securities Purchase Agreement, dated as of November 23, 2015 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K/A, filed November 23, 2015)

4.1	Form of Purchase Warrant, dated as of November 25, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 23, 2015)

4.2	Form of Placement Agent Warrant issued to Maxim Group LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed November 23, 2015)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: February 10, 2016	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 10, 2016	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

