Form 10-Q
period 2016-03-31
APPLIED DNA SCIENCES INC
filed 2016-05-12
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

☐   Yes    ☒   No

At May 5, 2016, the registrant had 24,075,092 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2016

Part I - Financial Information

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,785,827	$7,312,184
Accounts receivable, net of allowance of $19,453 and $7,140 at March 31, 2016 and September 30, 2015, respectively	5,026,854	3,929,517
Prepaid expenses and other current assets	126,367	293,351
Total current assets	14,939,048	11,535,052

Property, plant and equipment, net of accumulated depreciation of $1,038,674 at March 31, 2016 and $852,867 at September 30, 2015	879,169	572,107

Other assets:
Long term accounts receivables	—	1,500,000
Deposits	58,488	62,988
Goodwill	285,386	285,386
Intangible assets, net of accumulated amortization of $353,816 and $238,368 at March 31, 2016 and September 30, 2015, respectively	1,549,493	1,598,779

Total Assets	$17,711,584	$15,554,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,633,774	$2,385,006
Deferred revenue	50,162	282,050
Total current liabilities	2,683,936	2,667,056

Long term accounts payable	—	320,400

Total liabilities	2,683,936	2,987,456

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2016 and September 30, 2015	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2016 and September 30, 2015	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2016 and September 30, 2015	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized at March 31, 2016 and September 30, 2015; 24,075,092 and 21,504,578 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	24,076	21,505
Additional paid in capital	233,038,874	224,186,760
Accumulated deficit	(218,035,302)	(211,641,409)
Total stockholders’ equity	15,027,648	12,566,856

Total Liabilities and Stockholders’ Equity	$17,711,584	$15,554,312

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Revenues	$573,322	$1,518,761	$1,897,436	$2,760,563

Operating expenses:
Selling, general and administrative	3,120,469	2,901,207	6,674,831	7,569,950
Research and development	729,079	373,380	1,201,013	651,652
Depreciation and amortization	170,981	123,079	389,327	232,805

Total operating expenses	4,020,529	3,397,666	8,265,171	8,454,407

LOSS FROM OPERATIONS	(3,447,207)	(1,878,905)	(6,367,735)	(5,693,844)

Other income (expense):
Interest income (expense), net	4,062	16	6,907	(31,859)
Other (expense) income, net	(24,478)	(6,693)	(33,065)	(13,135)
Loss on conversion of promissory notes	—	—	—	(980,842)
Loss on change in fair value of warrant liability	—	—	—	(2,994,540)

Net loss before provision for income taxes	(3,467,623)	(1,885,582)	(6,393,893)	(9,714,220)

Provision for income taxes	—	—	—	—

NET LOSS	$(3,467,623)	$(1,885,582)	$(6,393,893)	$(9,714,220)

Net loss per share-basic and diluted	$(0.14)	$(0.11)	$(0.27)	$(0.59)

Weighted average shares outstanding-Basic and diluted	24,072,092	17,362,573	23,307,134	16,404,299

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(6,393,893)	$(9,714,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389,327	232,805
Stock-based compensation expense	886,338	2,515,843
Change in fair value of warrant liability	—	2,994,540
Write-off of security deposit	10,000	—
Loss on sale of property plant and equipment	5,520	—
Loss on conversion of promissory notes	—	980,842
Common stock issued for consulting services	68,443	22,676
Bad debt expense	22,313	2,779
Change in operating assets and liabilities:
Accounts receivable	380,350	(328,265)
Prepaid expenses and other current assets and deposits	98,593	(24,578)
Accounts payable and accrued liabilities	(458,802)	(298,577)
Deferred revenue	(231,888)	(355,552)

Net cash used in operating activities	(5,223,699)	(3,971,707)

Cash flows used in investing activities:
Proceeds from sale of property plant and equipment	5,500	—
Purchase of property plant and equipment	(128,370)	(197,875)
Purchase of intangible assets	(37,353)	(35,000)
Net cash used in investing activities	(160,223)	(232,875)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	7,853,155	7,956,050
Proceeds from the exercise of warrants	4,410	(69,598)
Purchase and cancelation of previously issued warrants	—	(4,090,952)

Net cash provided by financing activities	7,857,565	3,795,500

Net increase (decrease) in cash and cash equivalents	2,473,643	(409,082)
Cash and cash equivalents at beginning of period	7,312,184	1,393,132
Cash and cash equivalents at end of period	$9,785,827	$984,050

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for taxes	$4,858	$—

Non-cash investing and financing activities:
Common stock issued upon conversion of promissory notes payable	$—	$1,843,750
Offering costs incurred, and included in accounts payable and accrued liabilities	$—	$218,233
Common stock issued for cashless exercise of options and warrants	$49	$—
Property, plant and equipment acquired, and included in accounts payable	$417,399	$181,104
Intangible assets acquired, and included in accounts payable	$6,000	$73,000
Issuance of options to settle accrued liability	$42,335	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of March 31, 2016 and for the three and six month periods ended March 31, 2016 and 2015 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2015 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 14, 2015.

The condensed consolidated balance sheet as of September 30, 2015 contained herein has been derived from the audited consolidated financial statements as of September 30, 2015, but does not include all disclosures required by GAAP.

Business and Basis of Presentation

The Company is a Delaware corporation, which was initially organized in 1983 under the laws of the State of Florida as Datalink Systems, Inc. In 1998, the Company reincorporated in the State of Nevada, and in 2002, the Company changed its name to its current name, Applied DNA Sciences, Inc. In December 2008, the Company reincorporated from Nevada to the State of Delaware. The Company is principally devoted to developing and marketing DNA-embedded biotechnology security solutions in the United States and Europe. To date, the Company has produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment and development of a biotechnology company.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations or activity. Significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At March 31, 2016 and September 30, 2015, the Company recorded deferred revenue of $50,162 and $282,050, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

Revenue arrangements with multiple components are divided into separate units of accounting if certain criteria are met, including whether the delivered component has stand-alone value to the customer. Consideration received is allocated among the separate units of accounting based on their respective selling prices. The selling price for each unit is based on vendor-specific objective evidence, or VSOE, if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. The applicable revenue recognition criteria are then applied to each of the units.

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per each contract. The Company recognized revenue of $278,698 and $783,047 from these contract awards during the three and six month periods ended March 31, 2016, respectively and $811,676 and $1,261,323 for the three and six month periods ended March 31, 2015, respectively.

The Company recognizes the revenue under its cotton customer contracts when the product has been shipped, as there is no right of return under these arrangements. The Company has evaluated the other indicators of gross and net revenue recognition, including whether or not the Company is the primary obligor and if it has general inventory risk. The Company does not have any general inventory risk and is not the primary obligor as it relates to the marketing portion of the cotton tagging fee. With respect to the Company’s mutual license agreement with Himatsingka America Inc. (formerly known as Divatex Home Fashion, Inc.) (“Himatsingka”), the Company has carefully evaluated all of the key gross and net revenue recognition indicators and has concluded that the circumstances as they relate to Himatsingka’s portion of the tagging fee are more consistent with those key indicators that support net revenue reporting. In addition, the nature of some of the Company’s cotton contracts includes extended payment terms that will result in a longer collection period and slower cash inflows. As a result, $1,500,000 of revenue recognized during the fiscal year ended September 30, 2015 under the Company’s memorandum of understanding with Louis Dreyfus Commodities was included in long-term accounts receivable as of September 30, 2015. Effective, January 31, 2016, this amount has been reclassified to short term accounts receivable. As of March 31, 2016 and September 30, 2015 there was $4,263,400 and $2,893,400 included in short term accounts receivable, respectively. The cotton ginning season in the United States takes place between September and December each year, therefore, revenues from these customer contracts may be seasonal.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

For the three and six month periods ended March 31, 2016 and 2015, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share, continued

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because including those securities would have been anti-dilutive for the six month periods ended March 31, 2016 and 2015 are as follows:

	2016	2015

Warrants	7,324,727	4,453,835
Employee options	3,886,406	3,808,894
	11,211,133	8,262,729

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2016 included an aggregate of 76% from two customers. These two customers accounted for approximately 13% of the Company’s total accounts receivable at March 31, 2016.

The Company’s revenues earned from sale of products and services for the six month period ended March 31, 2016 included an aggregate of 61%, from two customers. These two customers accounted for approximately 11% of the Company’s total accounts receivable at March 31, 2016.

The Company’s revenues earned from sale of products and services for the three and six month periods ended March 31, 2015 included an aggregate of 75% and 55%, respectively, from one customer. This one customer accounted for approximately 73% of the Company’s total accounts receivable at March 31, 2015.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17").   This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company expects the impact of the adoption of this pronouncement on its condensed consolidated balance sheet to be a reclassification only, and does not expect the pronouncement to have a significant impact.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The FASB issued ASU 2015-16 to simplify US GAAP to require that the acquirer record, in the same period’s financial statements, the effect of changes to provisional, measurement period amounts calculated as if the accounting had been completed at the acquisition date and disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not believe that this pronouncement will have a material impact on its condensed consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period” (“ASU 2014-12”) which requires performance-based awards with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period to be accounted for as a performance condition. If performance targets are clearly defined and it is probable that the performance condition will be achieved, stock-based expense should be recognized over the remaining requisite service period. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration they expect to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is in the process of evaluating the provisions of the ASU and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $218,035,302 as of March 31, 2016. The Company incurred a net loss of $6,393,893 and generated negative operating cash flow of $5,223,699 for the six month period ended March 31, 2016. However, the Company also had working capital of $12,255,112 as of March 31, 2016. At March 31, 2016, the Company had cash and cash equivalents of $9,785,827. The Company’s current capital resources include cash and cash equivalents, accounts receivable and prepaid expenses and other current assets. Historically, the Company has financed its operations principally from the sale of equity securities.

The Company expects to finance operations and capital expenditures primarily through cash received from the November 2015 public offering and concurrent private placement as well as collection of its current accounts receivables. The Company estimates that its cash and cash equivalents and the collection of its current accounts receivables are sufficient to fund operations for the next twelve months.

The Company may require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company’s operating expenses.

As a result of the Company's inability to file with the SEC certain audited historical financial statements relating to the assets of Vandalia Research, Inc. acquired in September 2015 by the date on which they were required to be filed, the Company is currently ineligible to use Form S-3, a streamlined registration form, to offer or sell securities until at least December 1, 2016, assuming the Company is able to file these audited historical financial statements. Moreover, until the Company has filed the audited historical financial statements, it would be unable to use Form S-1 or other SEC forms to register securities as required for a public offering and would be unable to conduct offerings in private placements under Rule 505 or 506 of Regulation D to any purchasers who are not accredited investors. Therefore, until such time as the Company is able to conduct a public offering, if it determines it to be necessary or advisable to raise additional capital, the Company would need to issue securities in private placements to the extent permissible by law or seek other forms of financing. These alternatives generally entail greater total costs to the Company than a public offering of securities and may result in increased dilution to stockholders.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016	September 30, 2015
Accounts payable	$1,909,128	$1,237,973
Accrued salaries payable	685,412	1,002,743
Other accrued expenses	39,234	144,290
Total	$2,633,774	$2,385,006

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

NOTE D - CAPITAL STOCK

On November 23, 2015, the Company entered into a securities purchase agreement with certain institutional investors providing for the purchase and sale of 2,500,000 shares of common stock at a price of $3.49 per share in a registered direct public offering. In a concurrent private placement, the Company sold warrants to purchase 1,250,000 shares of its common stock at a price of $0.01 per warrant, with an exercise price of $4.30 per share. The warrants will be exercisable beginning six months following the closing date of the private placement, November 25, 2015, and will expire five years from the date on which they become exercisable. The warrants provide each warrant holder the right, at the warrant holder's election, to exercise by means of a cashless exercise feature. The gross proceeds to the Company from this registered direct offering and concurrent private placement were $8.75 million and net proceeds after deducting the placement agent fees and offering expenses were approximately $7.9 million.

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

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2015	6,027,654	$3.54
Granted	1,300,000	4.29
Exercised	(1,260)	(3.50)
Cancelled or expired	(1,667)	(10.74)
Balance at March 31, 2016	$7,324,727	$3.67

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

NOTE E - STOCK OPTIONS AND WARRANTS (continued)

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

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options to purchase shares of common stock and an award of shares of common stock. As of March 31, 2016 a total of 272,752 shares have been issued and options to purchase 4,675,947 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2015	3,458,905	$4.74
Granted	540,273	3.03
Exercised	(75,000)	(2.86)
Cancelled or expired	(37,772)	(4.06)
Outstanding at March 31, 2016	3,886,406	$4.26
Vested at March 31, 2016	2,819,458	$4.23	$1,195,153
Non-vested at March 31, 2016	1,066,948		$481,956

During the three and six month periods ended March 31, 2016, the Company issued an aggregate of 8,750 and 540,273 options to employees, non-employee board of director members and members of the strategic advisory board, respectively. Included in these grants were 160,000 options granted to executives during the six month period ended March 31, 2016.

The fair value of options granted to employees and consultants during the three and six month periods ended March 31, 2016 was determined using the Black Scholes Option Pricing Model with the following weighted average assumptions:

	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Stock price	$2.78	$3.03
Exercise price	$2.78	$3.03
Expected term, years	10.00	6.17
Dividend yield	—%	—%
Volatility	142%	130%
Risk free rate	1.74%	1.79%

The Company recorded $489,349 and $886,338 as stock compensation expense for the three and six month periods ended March 31, 2016, respectively, and $517,320 and $2,515,843 for the three and six month periods ended March 31, 2015, respectively. As of March 31, 2016, unrecorded compensation cost related to non-vested awards was $2,973,920, which is expected to be recognized over a weighted average period of approximately 2.22 years. The weighted average grant date fair value per share for options granted during the three and six month periods ended March 31, 2016 was $2.72 and $2.71, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016
(unaudited)

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expires on May 31, 2016, with the option to extend the lease for up to two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period, ending May 31, 2019. The base rent during the initial lease term and during the additional three-year period is $449,142 per annum. Total rent expense for the three and six month periods ended March 31, 2016 was $135,393 and $280,109, respectively. Total rent expense for the three and six month periods ended March 31, 2015 was $124,429 and $249,268, respectively.

Employment Agreement

The Company has an employment agreement with the Chief Executive Officer. Effective June 21, 2014, the Chief Executive Officer’s annual salary was voluntarily deferred by $50,000. This salary deferral will be accrued and repaid when the Company reaches $3,000,000 in sales for two consecutive quarters or the Company has net income at the end of any fiscal year. Effective January 1, 2015, the Chief Executive Officer’s annual salary was voluntarily reduced by an additional $50,000. As of January 1, 2016, the Chief Executive Officer's salary was increased to $400,000 pursuant to approval by the Compensation Committee of the Board of Directors. Effective May 7, 2016, the Chief Executive Officer’s annual salary was voluntarily reduced by $100,000.

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

NOTE G - ASSET PURCHASE AGREEMENT

As disclosed in the Company's audited consolidated financial statements as of and for the fiscal year ended September 30, 2015 and footnotes thereto included in the Annual Report on Form 10-K, filed with the SEC, on September 11, 2015, the Company entered into an Asset Purchase Agreement, with Vandalia Research, Inc. a West Virginia corporation ("Vandalia"), and Derek A. Gregg, Vandalia’s Chief Executive Officer and a director of Vandalia, providing for the purchase of substantially all the assets (“Assets”) of Vandalia. The Company completed the acquisition of such Assets on the same date. The purchase price for the Assets was $1,500,000, which amount was determined through arms-length negotiation. Of this amount, $500,000 was placed in an escrow account for a period of nine months following the closing to satisfy Vandalia’s indemnification obligations, of which $350,000 was released after sixty days.

The audits of the historical financial statements of Vandalia are currently still in process. The following unaudited supplemental pro forma information presents the Company's financial results as if the acquisition of Vandalia had occurred October 1, 2014:

	Three month period ended	Six month period ended
	March 31, 2015	March 31, 2015
Revenue	$1,554,312	$2,938,926

Net loss	(1,925,698)	(9,707,441)

Basic and diluted loss per share	$(0.11)	$(0.59)

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report (including but not limited to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future.

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and the following factors and risks:

•	our short operating history, relatively new business model and lack of significant previous revenues;

•	our history of net losses, which may continue, and our potential inability to achieve profitability;

•	the possibility that we may require additional financing, which may involve the issuance of additional shares of common stock or securities exercisable for common stock and dilute the percentage of ownership held by our current stockholders;

•	difficulty in obtaining, or inability to obtain, additional financing if such financing becomes necessary, including due to constraints on our ability to raise and/or increased cost of raising capital, as a result of our inability to timely file the audited historical financial statements of Vandalia Research, Inc.;

•	volatility in the price and/or trading volume of our common stock;

•	future short selling and/or manipulation of the price of our common stock;

•	our inability to implement our short and long-term strategies;

•	loss of strategic relationships;

•	dependence on a limited number of key customers;

•	lack of acceptance of our products and services by potential customers;

•	potential failure to introduce new products and services;

•	difficulty or failure in expanding our sales, marketing and support organizations and our distribution arrangements necessary to enable us to reach our goals with respect to increasing market acceptance of our products and services;

•	seasonality in revenues related to our cotton customer contracts;

•	inability to continue to retain the services of Dr. Hayward, our Chief Executive Officer, or Dr. Liang, our Chief Scientific Officer;

•	inability to compete effectively in the industries in which we operate;

•	lack of success in our research and development efforts for new products;

•	failure to manage our growth in operations and acquisitions of new technologies and businesses;

•	inability to protect our intellectual property rights;

•	intellectual property litigation against us or other legal actions or proceedings in which we may become involved;

•	unauthorized disclosure of sensitive or confidential data (including customer data) and cybersecurity breaches; and

•	adverse changes in worldwide or domestic economic, political or business conditions.

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

Any of the assumptions underlying the forward-looking statements contained in this Quarterly Report could prove inaccurate and, therefore, we cannot assure you that any of the results or events contemplated in any of such forward-looking statements will be realized and we caution you against relying on any of the forward-looking statements contained herein.

Note

Our trademarks in the United States include SigNature® DNA, fiberTyping®, DNAnet®, digitalDNA® and Sentry. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of their respective owners, including, without limitation, SmokeCloak®, a mark owned by MSS Professional A/S and/or its affiliates, and PimaCott™, a mark owned by Himatsingka America (formerly known as Divatex Home Fashion, Inc.) and/or its affiliates.

Introduction

Using biotechnology as a forensic foundation, we create unique security solutions addressing the challenges of modern commerce. Whether for supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our plant-based DNA technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength. Through our acquisition of substantially all of the assets of Vandalia Research, Inc. (“Vandalia”), we are also engaged in the large-scale production of specific DNA sequences using the polymerase chain reaction (“PCR”).

SigNature® DNA, SigNature® T DNA, fiberTyping®, DNAnet®, Sentry, digitalDNA®, and SmokeCloak® DNA, our principal anti-counterfeiting and product authentication solutions can be used in numerous industries, including, but not limited to microcircuits and other electronics, cash-in-transit (transport and storage of banknotes), textiles and apparel, home asset marking, automotive, printing and packaging, homeland security, law enforcement, industrial materials, agrochemicals, pharmaceuticals, consumer products, and food and beverage. The large-scale production of specific DNA sequences is used in the diagnostics and reagent industries and also helps to ensure our capacity to manufacture enough DNA markers for all our current and future customers.

SigNature DNA. SigNature DNA is our platform ingredient, at the core of all our security solutions. The vehicle which carries SigNature DNA is custom designed to suit the particular application for which it is being used. Exhaustive development efforts have yielded a flexible and durable marker. SigNature DNA provides forensic power and protection for a wide array of applications. Highly secure, robust, and durable, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts, mark, track and convict criminals, and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings. These items can then be tested for the presence of SigNature DNA markers through optical screening or a forensic level authentication. Hundreds of millions of SigNature DNA markers now exist in the public domain on items ranging from cotton to consumer product packaging to microcircuits. We believe that no markers have ever been copied.

SigNature T DNA and fiberTyping. There is one common thread that runs through the global textile industry: success breeds counterfeiting and diversion. SigNature T DNA markers are used for brand protection efforts and raw material source compliance programs. For example, cotton fibers can be tagged at source, verified as “American grown” and then traced through every step of the supply chain. Its information is stored in our database, operating much like a bar code. In addition, our patented genotyping platform, known as “fiberTyping’, is complementary to tagging with SigNature T botanical DNA. fiberTyping indicates the cotton species while SigNature T DNA is used as an identifier for traceability. fiberTyping cannot be used to track a specific cotton batch through the supply chain, a function which can only be accomplished by our SigNature T DNA system. For example, entities in the cotton industry use fiberTyping to differentiate purity or blends of higher-end Pima Extra Long Staple cotton and lower-end upland cotton, in conjunction with SigNature T DNA marking applied at the gin, for traceability to the source.

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

Sentry. Sentry intruder tagging spray systems help to expand and strengthen any security effort by providing a means of directly linking criminals to crimes. Each spray canister is designed to be unique to each store, warehouse, or sting operation, allowing the police and prosecutors to link criminals to the crimes. In the event of a crime, the fleeing offender is sprayed with an indelible, fluorescing DNA taggant. As the crime is investigated, the fluorescing DNA marker can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict. Whether deployed as an offender spray or fog in a retail location or a degradation dye in cash handling boxes, DNA markers facilitate conviction, and establish a heightened level of deterrence. While any commercial/retail establishment could benefit from the addition of a Sentry system, ideal areas of use include: banks, ATMs, pharmacies, jewelry stores, convenience stores, pawn brokers and gun shops.

SmokeCloak DNA. When deployed in pharmacies, banks, commercial or retail locations, SmokeCloak DNA helps protect staff, customers and assets. A thick and disorienting fog wards off offenders and deposits a unique, location-specific DNA marker on skin, clothing and stolen items to serve as a strong crime fighting and loss prevention tool.

digitalDNA. digitalDNA is a software platform that enables customers to manage the security of customer-marked goods from point of marking to point of authentication or validation to end of life. The system offers back-end features including DNA custody management, forensic sample submission, CODA (certificate of DNA authentication) issuance, customer account administration, order placement, status tracking and reporting, and online training. The cloud-based platform is designed to be customizable for the particular attributes of each customer’s business and conforms to strict security standards for the International Organization for Standardization, PCI, and Federal Information Processing Standards. This digitalDNA platform is designed as the data management and reporting hub for devices for DNA on-site authentication and optical mark in-field validation with devices such as our Multi-Mode Reader and other data input devices such as bar code readers. Of special note is the power of embedding our proprietary DNA into tag ink or substrate as the forensic backstop for tags which can be easily copied. The system is designed to share data with third-party applications through standard interfaces. Market-specific configurations have been demonstrated to businesses in textiles supply chain, printing/publishing, art and collectibles and law enforcement.

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

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our SigNature DNA and SigNature T DNA, our principal anti-counterfeiting and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA platform ingredient, including our Signature T DNA, DNAnet, Sentry, digitalDNA, and SmokeCloak DNA offerings as well as from large scale production of specific DNA sequences using PCR.  Our revenues in recent periods have been driven in part by developments in the textile and apparel authentication, electronics authentication, cash-in-transit, and asset protection markets. We intend to pursue both domestic and international sales opportunities in each of these vertical markets, and select other vertical markets. The cotton ginning season in the United States takes place between September and December each year, therefore, revenues from our cotton customer contracts may be seasonal. For a discussion on seasonality see Note A to the accompanying condensed consolidated financial statements.

Critical Accounting Policies

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2016 and 2015

Revenues

For the three month periods ended March 31, 2016 and 2015, we generated $573,322 and $1,518,761, respectively, in revenues. The decrease in revenues in the three month period ended March 31, 2016 of $945,439 or 62% was primarily from a decrease in revenue related to the two government contract awards of $533,000 which expire in July and August of 2016. These decreases were accompanied by decreases in revenue from suppliers of the Defense Logistics Agency (the "DLA") due to the consolidation of our contracts with several individual suppliers of the DLA to one contract directly with the DLA as well as other decreases in revenue from another military customer for a total decrease of approximately $248,000. The remaining decrease in revenue represents decreased revenue from cash in-transit customers of approximately $50,000 and $30,000 from a pilot with a print company during the three month period ended March 31, 2015.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended March 31, 2016 increased by $219,262 or 8% from $2,901,207 for the three month period ended March 31, 2015 to $3,120,469 for the three month period ended March 31, 2016. The increase is primarily attributable to increases in payroll expense of approximately $222,000, advertising and marketing expense of $38,000 and investor relations expense of $28,000. These increases were offset by a decrease in professional fees of approximately $44,000.

Research and Development

Research and development expenses increased to $729,079 for the three month period ended March 31, 2016 from $373,380 for the three month period ended March 31, 2015, an increase of $355,699 or 95%. This increase is primarily due to development costs incurred in relation to the two government development contract awards as well as costs related to the cooperative research and development agreement with the United States Department of Agriculture (USDA) for enhanced cotton genotyping.

Depreciation and Amortization

In the three month period ended March 31, 2016, depreciation and amortization increased by $47,902 from $123,079 for the three month period ended March 31, 2015 to $170,981 for the three month period ended March 31, 2016. This increase is attributable to quarterly amortization expense relating to customer relationships and technology purchased from Vandalia during September 2015 as well as fixed assets purchased during fiscal 2016.

Net Loss

Net loss increased by $1,582,041 from a loss of $1,885,582 to a loss of $3,467,623, or 84%, for the three months ended March 31, 2016, compared to the prior year period due to the factors noted above.

Comparison of Results of Operations for the Six Month Periods Ended March 31, 2016 and 2015

Revenues

For the six month periods ended March 31, 2016 and 2015, we generated $1,897,436 and $2,760,563, respectively, in revenues. The decrease in revenues in the six month period ended March 31, 2016 of $863,127 or 31% was primarily from a decrease in revenue related from the two government contract awards of $478,000, which expire in July and August of 2016, and a decrease in revenue from suppliers of the DLA due to the consolidation of our contracts with several individual suppliers of the DLA to one contract directly with the DLA as well as other decreases in revenue from another military customer for a total decrease of approximately $410,000. These decreases were offset by an increase in revenue in DNA manufacturing for the diagnostic market of $242,000.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the six month period ended March 31, 2016 decreased by $895,119 or 12% from $7,569,950 for the six month period ended March 31, 2015 to $6,674,831 for the six month period ended March 31, 2016. The decrease is primarily attributable to a decrease in stock-based compensation expense of approximately $1.6 million, primarily associated with grants to employees during the six month period ended March 31, 2016 having a four year vesting period whereas the grants to employees during the six month period ended March 31, 2015 vested immediately. The decrease in stock-based compensation was primarily offset by increases in accounting and legal fees of approximately $105,000 and $93,000, respectively and an increase in payroll of $391,000. The increase in payroll relates to an increase in headcount of 10 fulltime employees as well as an accrual for estimated year-end employee bonuses. The headcount increases are related to employees in production as well as scientists to assist with the conversion of our pilot studies to commercialization.

Research and Development

Research and development expenses increased to $1,201,013 for the six month period ended March 31, 2016 from $651,652 for the six month period ended March 31, 2015, an increase of $549,361 or 84%. This increase is primarily due to development costs incurred in relation to the two government development contract awards as well as costs related to the cooperative research and development agreement with the USDA for enhanced cotton genotyping.

Depreciation and Amortization

In the six month period ended March 31, 2016, depreciation and amortization increased by $156,522 from $232,805 for the six month period ended March 31, 2015 to $389,327 for the six month period ended March 31, 2016. This increase is attributable to $69,000 of amortized customer purchase orders acquired from Vandalia and fulfilled by the Company during the three month period ended December 31, 2015, as well as $46,000 relating to amortization expense for customer relationships and technology purchased from Vandalia during September 2015. Additionally, depreciation expense increased year over year due to assets purchased.

Loss on Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the six month period ended March 31, 2015 was $2,994,540. This change in fair value related to warrants containing certain reset provisions which required us to classify them as liabilities and mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non-cash adjustment to our current period operations.

Net Loss

Net loss decreased $3,320,327 from a loss of $9,714,220 to a loss of $6,393,893, or 34%, for the six months ended March 31, 2016, compared to the prior year period due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2016, we had working capital of $12,255,112. For the six month period ended March 31, 2016, we generated a net cash flow deficit from operating activities of $5,223,699 consisting primarily of our loss of $6,393,893 net with non-cash adjustments of $389,327 in depreciation and amortization charges, $886,338 for stock-based compensation, $10,000 for a security deposit write off, $5,520 loss related to property plant and equipment disposal, $68,443 in common stock issued for consulting services, and $22,313 in bad debt expense. Additionally, we had a net decrease in operating assets of $478,943 and a net decrease in operating liabilities of $690,690. Cash used in investing activities was $160,223 for the purchase of property, plant and equipment and intangible assets. Cash provided by financing activities was $7,857,565 consisting primarily of net proceeds from the sale of common stock in the public offering in November 2015 and the concurrent private placement of warrants, which permit warrant holders to exercise by means of a cashless exercise feature.

We have recurring net losses, which have resulted in an accumulated deficit of $218,035,302 as of March 31, 2016. We have incurred a net loss of $6,393,893, for the six month period ended March 31, 2016. At March 31, 2016 we had cash and cash equivalents of $9,785,827. Our current capital resources include cash and cash equivalents, accounts receivable and prepaid expenses and other current assets. Historically, we have financed our operations principally from the sale of equity securities.

We expect to finance operations and capital expenditures primarily through the cash received from the November 2015 public offering and concurrent private placement as well as collection of our current accounts receivables. We estimate that our cash and cash equivalents and the collection of ourcurrent accounts receivables are sufficient to fund operations and capital expenditures for the next twelve months.

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

As a result of our inability to file with the SEC certain audited historical financial statements relating to the assets of Vandalia Research, Inc. acquired in September 2015 by the date on which they were required to be filed, we are currently ineligible to use Form S-3, a streamlined registration form, to offer or sell securities until at least December 1, 2016 assuming we are able to file these audited historical financial statements. Moreover, until we have filed the audited historical financial statements, we would be unable to use Form S-1 or other SEC forms to register securities as required for a public offering and would be unable to conduct offerings in private placements under Rule 505 or 506 of Regulation D to any purchasers who are not accredited investors. Therefore, until such time as we are able to conduct a public offering, if we determine it to be necessary or advisable to raise additional capital, we would need to issue securities in private placements to the extent permissible by law or seek other forms of financing. These alternatives generally entail greater total costs to us than a public offering of securities and may result in increased dilution to stockholders.

We expect capital expenditures to be less than $2,000,000 in fiscal 2016. Our primary investments are expected to be in laboratory equipment to support prototyping, manufacturing, our authentication services, and outside services for our detector and reader development.

All of the real property used in our business is leased under operating lease agreements.

On December 3, 2015, we exercised our option to extend the lease for our corporate headquarters in Stony Brook, New York for one additional three-year period. The additional three year term will commence June 1, 2016 and end May 31, 2019.

Subsequent Events

Effective May 7, 2016, the Chief Executive Officer’s annual salary was voluntarily reduced by $100,000 to $300,000.

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

Item 4. - Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the  fiscal quarter ended March 31, 2016, there have been no material changes in our risk factors previously disclosed under Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 except as follows:

Revenues from our customer contracts with respect to cotton will be seasonal and may also be subject to weather conditions and other factors beyond our control, which may cause our operating results to fluctuate significantly quarterly and annually.

A significant and growing proportion of our revenues is expected to derive from customer contracts for tagging, authentications and other services related to cotton. The cotton ginning season in the United States takes place between September and December each year. Therefore, revenues from our customer contracts relating to cotton will be seasonal, which may cause our operating results to fluctuate significantly quarterly and annually. Additionally, weather and climatic conditions, natural disasters and other factors beyond our control also affect the production and sale of cotton and other agricultural commodities to which our customer contracts may relate, as well as our customers’ or prospective customers’ decisions regarding purchases of our products and services, and may cause our operating results to fluctuate significantly quarterly and annually. The seasonal fluctuations in operating results described above may cause a decline in the price of our common stock and/or warrants.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2016, we issued 3,000 shares of our common stock to a consultant for services provided, pursuant to our Incentive Plan.

The foregoing issuance of common stock was exempt from registration under the Securities Act, pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act as a transaction not involving a public offering.

Item 3. – Defaults Upon Senior Securities.

None.

Item 4. – Mine Safety Disclosures.

None.

Item 5. – Other Information.

See the information disclosed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” with respect to our Chief Executive Officer’s salary, which is incorporated by reference in this Part II, Item 5, “Other Information.”

Item 6. – Exhibits.

10.1*+	Applied DNA Sciences, Inc. Salary Adjustment Letter to File for Dr. James A. Hayward, dated May 7, 2016

10.2*	Option Exercise Notice, dated December 3, 2015, Pursuant to Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: May 12, 2016	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 12, 2016	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

