Form 10-Q
period 2016-06-30
APPLIED DNA SCIENCES INC
filed 2016-08-11
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

☐   Yes    ☒   No

At August 5, 2016, the registrant had 24,078,636 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2016

Part I - Financial Information

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,086,773	$7,312,184
Accounts receivable, net of allowance of $22,387 and $7,140 at June 30, 2016 and September 30, 2015, respectively	4,792,308	3,929,517
Inventories	126,870	—
Prepaid expenses and other current assets	136,783	293,351
Total current assets	12,142,734	11,535,052

Property, plant and equipment, net of accumulated depreciation of $1,161,120 at June 30, 2016 and $852,867 at September 30, 2015	805,761	572,107

Other assets:
Long term accounts receivables	360,000	1,500,000
Deposits	61,126	62,988
Goodwill	285,386	285,386
Intangible assets, net of accumulated amortization of $491,933 and $238,368 at June 30, 2016 and September 30, 2015, respectively	1,563,766	1,598,779

Total Assets	$15,218,773	$15,554,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,184,169	$2,385,006
Deferred revenue	848,782	282,050
Total current liabilities	3,032,951	2,667,056

Long term accounts payable	—	320,400

Total liabilities	3,032,951	2,987,456

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2016 and September 30, 2015	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2016 and September 30, 2015	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2016 and September 30, 2015	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2016 and September 30, 2015; 24,078,636 and 21,504,578 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	24,079	21,505
Additional paid in capital	233,564,055	224,186,760
Accumulated deficit	(221,402,312)	(211,641,409)
Total stockholders’ equity	12,185,822	12,566,856

Total Liabilities and Stockholders’ Equity	$15,218,773	$15,554,312

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Revenues	$652,896	$2,267,671	$2,550,332	$5,028,234

Cost of revenues	121,260	129,015	304,611	129,015

Operating expenses:
Selling, general and administrative	2,707,420	3,222,692	8,616,246	10,323,809
Research and development	1,077,916	466,841	2,861,583	1,587,326
Depreciation and amortization	168,641	121,339	557,968	354,144

Total operating expenses	3,953,977	3,810,872	12,035,797	12,265,279

LOSS FROM OPERATIONS	(3,422,341)	(1,672,216)	(9,790,076)	(7,366,060)

Other income (expense):
Interest income (expense), net	2,660	5,052	9,567	(26,807)
Other income (expense), net	52,670	(3,718)	19,606	(16,853)
Loss on conversion of promissory notes	—	—	—	(980,842)
Loss on change in fair value of warrant liability	—	—	—	(2,994,540)

Net loss before provision for income taxes	(3,367,011)	(1,670,882)	(9,760,903)	(11,385,102)

Provision for income taxes	—	—	—	—

NET LOSS	$(3,367,011)	$(1,670,882)	$(9,760,903)	$(11,385,102)

Net loss per share-basic and diluted	$(0.14)	$(0.08)	$(0.41)	$(0.63)

Weighted average shares outstanding- Basic and diluted	24,075,225	21,444,335	23,563,164	18,075,506

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(9,760,903)	$(11,385,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557,968	354,144
Stock-based compensation expense	1,444,170	3,531,205
Change in fair value of warrant liability	—	2,994,540
Loss on sale of property, plant and equipment	5,520	—
Loss on conversion of promissory notes	—	980,842
Common stock issued for consulting services	78,134	64,426
Provision for bad debts	106,247	21,750
Change in operating assets and liabilities:
Accounts receivable	170,962	(1,275,189)
Inventories	(136,783)	—
Prepaid expenses and other current assets and deposits	107,343	(59,315)
Accounts payable and accrued liabilities	(589,705)	(75,515)
Deferred revenue	566,732	(378,499)

Net cash used in operating activities	(7,450,315)	(5,226,713)

Cash flows used in investing activities:
Proceeds from sale of property, plant and equipment	5,500	—
Purchase of property, plant and equipment	(594,808)	(221,659)
Purchase of intangible assets	(43,353)	(238,082)
Net cash used in investing activities	(632,661)	(459,741)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	7,853,155	19,114,418
Proceeds from the exercise of warrants	4,410	—
Purchase and cancelation of previously issued warrants	—	(4,090,952)

Net cash provided by financing activities	7,857,565	15,023,466

Net (decrease) increase in cash and cash equivalents	(225,411)	9,337,012
Cash and cash equivalents at beginning of period	7,312,184	1,393,132
Cash and cash equivalents at end of period	$7,086,773	$10,730,144

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued upon conversion of promissory notes payable	$—	$1,843,750
Offering costs incurred, and included in accounts payable and accrued liabilities	$—	$68,489
Property, plant and equipment acquired, and included in accounts payable	$—	$13,825
Intangible assets acquired, and included in accounts payable	$60,468	$29,296
Reclassification of deferred offering costs to additional paid in capital	$—	$181,104

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of June 30, 2016 and for the three and nine month periods ended June 30, 2016 and 2015 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete condensed consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2015 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 14, 2015.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc. and Applied DNA Sciences Europe Limited, which currently have no operations or activity. Significant inter-company transactions and balances have been eliminated in consolidation.  To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Inventories

Inventories, which consist primarily of raw materials, and finished goods, is stated at the lower of cost or market, with cost determined by using the first-in, first-out (FIFO) method.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At June 30, 2016 and September 30, 2015, the Company recorded deferred revenue of $848,782 and $282,050, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per each contract. The Company recognized revenue of $210,219 and $993,266 from these contract awards during the three and nine month periods ended June 30, 2016, respectively and $657,708 and $1,919,031 for the three and nine month periods ended June 30, 2015, respectively.

The Company recognizes the revenue under its cotton customer contracts when the product has been shipped, as there is no right of return under these arrangements. The Company has evaluated the other indicators of gross and net revenue recognition, including whether or not the Company is the primary obligor and if it has general inventory risk. The Company does not have any general inventory risk and is not the primary obligor as it relates to the marketing portion of the cotton tagging fee. With respect to the Company’s mutual license agreement with Himatsingka America Inc. (formerly known as Divatex Home Fashion, Inc.) (“Himatsingka”), the Company has carefully evaluated all of the key gross and net revenue recognition indicators and has concluded that the circumstances as they relate to Himatsingka’s portion of the tagging fee are more consistent with those key indicators that support net revenue reporting. On June 29, 2016, Himatsingka waived its portion of the tagging fee for up to $250,000. In addition, the nature of some of the Company’s cotton contracts includes extended payment terms that will result in a longer collection period and slower cash inflows. Under the Company’s memorandum of understanding with Louis Dreyfus Commodities, as of June 30, 2016 and September 30, 2015 there was $4,263,400 and $2,893,400 included in short term accounts receivable, respectively. As of June 30, 2016 and September 30, 2015 there was $360,000 and $1,500,000 included in long-term accounts receivable, respectively. Also, as of June 30, 2016 there was $400,000 included in deferred revenue for a shipment during the third fiscal quarter of 2016. The cotton ginning season in the United States takes place between September and December each year, therefore, revenues from these customer contracts may be seasonal.

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

For the three and nine month periods ended June 30, 2016 and 2015, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share, continued

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because including those securities would have been anti-dilutive for the nine month periods ended June 30, 2016 and 2015 are as follows:

	2016	2015

Warrants	7,323,060	6,062,487
Employee options	4,414,865	3,456,989
	11,737,925	9,519,476

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

The Company’s revenues earned from sale of products and services for the three and nine month periods ended June 30, 2016 included an aggregate of 77% and 63% from two customers, respectively. One customer accounted for 90% and 85% of the Company’s total accounts receivable at June 30, 2016 and September 30, 2015, respectively.

The Company’s revenues earned from sale of products and services for the three and nine month periods ended June 30, 2015 included an aggregate of 87% and 73%, respectively, from two customers of the Company’s total revenues.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company does not expect the adoption of ASU 2015-11 to have a material effect on its condensed consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period” (“ASU 2014-12”) which requires performance-based awards with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period to be accounted for as a performance condition. If performance targets are clearly defined and it is probable that the performance condition will be achieved, stock-based expense should be recognized over the remaining requisite service period. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the provisions of ASU 2014-12 and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration they expect to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is in the process of evaluating the provisions of ASU 2014-09 and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $221,402,312 as of June 30, 2016. The Company incurred a net loss of $9,760,903 and generated negative operating cash flow of $7,450,315 for the nine month period ended June 30, 2016.The Company also had working capital of $9,109,783 and cash and cash equivalents of $7,086,773 as of June 30, 2016. The Company’s current capital resources include cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets. Historically, the Company has financed its operations principally from the sale of equity securities.

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

As a result of the Company's having filed with the SEC on July 22, 2016, certain audited historical financial statements relating to the assets of Vandalia Research, Inc. acquired in September 2015, which was past the date on which they were required to be filed, the Company is currently ineligible to use Form S-3, a streamlined registration form, to offer or sell securities until December 1, 2016.

NOTE C — INVENTORIES

Inventories consist of the following:

June 30,
2016
Raw materials	$45,156
Finished goods	81,714
Total	$126,870

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2016	September 30, 2015
Accounts payable	$1,478,830	$1,237,973
Accrued salaries payable	591,839	1,002,743
Other accrued expenses	113,500	144,290
Total	$2,184,169	$2,385,006

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE E — CAPITAL STOCK

On November 23, 2015, the Company entered into a securities purchase agreement with certain institutional investors providing for the purchase and sale of 2,500,000 shares of common stock at a price of $3.49 per share in a registered direct public offering. In a concurrent private placement, the Company sold warrants to purchase 1,250,000 shares of its common stock at a price of $0.01 per warrant, with an exercise price of $4.30 per share. The warrants will be exercisable beginning nine months following the closing date of the private placement, November 25, 2015, and will expire five years from the date on which they become exercisable. The warrants provide each warrant holder the right, at the warrant holder's election, to exercise by means of a cashless exercise feature. The gross proceeds to the Company from this registered direct offering and concurrent private placement were $8.75 million and net proceeds after deducting the placement agent fees and offering expenses were approximately $7.9 million.

In connection with the closing of the registered direct public offering and the concurrent private placement, as partial compensation, on November 25, 2015, the Company granted warrants to purchase 50,000 shares of common stock to its placement agent. These warrants have an exercise price of $4.01 (115% of the public offering price), subject to adjustment as set forth therein, will be exercisable beginning nine months following the closing date of the private placement and expire at 5:00 PM (Eastern Standard Time) on November 25, 2020. These warrants provide the placement agent the right, at the placement agent’s election, to exercise by means of a cashless exercise feature.

NOTE F — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of common stock issued to non-employees of the Company. These warrants were granted in lieu of cash for services performed or financing expenses in connection with the sale of common stock.

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2015	6,027,654	$3.54
Granted	1,300,000	4.29
Exercised	(1,260)	(3.50)
Cancelled or expired	(3,334)	(11.79)
Balance at June 30, 2016	7,323,060	$3.67

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

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

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options. As of June 30, 2016, a total of 275,572 shares have been issued and options to purchase 5,211,407 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at October 1, 2015	3,458,905	$4.74
Granted	1,090,273	2.93
Exercised	(79,000)	(2.86)
Cancelled or expired	(55,313)	(3.96)
Outstanding at June 30, 2016	4,414,865	$4.12
Vested at June 30, 2016	2,810,749	$4.23	$691,227
Non-vested at June 30, 2016	1,604,116		$747,204

During the three and nine month periods ended June 30, 2016, the Company issued an aggregate of 550,000 and 1,090,273 options to employees, non-employee board of director members and members of the strategic advisory board, respectively. Included in these grants were 160,000 options granted to executives during the nine month period ended June 30, 2016 and 500,000 performance based options granted to an employee during May 2016. These options vest in tranches as certain performance conditions are met by the employee.

The fair value of options granted to employees and consultants during the three and nine month periods ended June 30, 2016 was determined using the Black Scholes Option Pricing Model with the following weighted average assumptions:

	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
Stock price	$3.06	$3.05
Exercise price	$2.82	$2.93
Expected term, years	9.66	7.93
Dividend yield	—%	—%
Volatility	140%	135%
Risk free rate	1.75%	2.00%

The Company recorded $515,496 and $1,444,170 as stock compensation expense for the three and nine month periods ended June 30, 2016, respectively, and $1,015,361 (including $544,113 for stock option modifications) and $3,531,205 (including $673,176 for stock option modifications) for the three and nine month periods ended June 30, 2015, respectively. As of June 30, 2016, unrecorded compensation cost related to non-vested awards was $4,090,924, which is expected to be recognized over a weighted average period of approximately 4.95 years. The weighted average grant date fair value per share for options granted during the three and nine month periods ended June 30, 2016 was $2.97 and $2.84, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2016, with the option to extend the lease for up to two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period, ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. Total rent expense for the three and nine month periods ended June 30, 2016 was $126,126 and $406,235, respectively. Total rent expense for the three and nine month periods ended June 30, 2015 was $124,504 and $373,772, respectively.

Employment Agreement

The Company has an employment agreement with the Chief Executive Officer. Effective June 21, 2014, the Chief Executive Officer’s annual salary was voluntarily deferred by $50,000. This salary deferral will be accrued and repaid when the Company reaches $3,000,000 in sales for two consecutive quarters or the Company has net income at the end of any fiscal year. Effective January 1, 2015, the Chief Executive Officer’s annual salary was voluntarily reduced by an additional $50,000. As of January 1, 2016, the Chief Executive Officer's salary was increased to $400,000 pursuant to approval by the Compensation Committee of the Board of Directors. Effective May 7, 2016, the Chief Executive Officer’s annual salary was voluntarily reduced by $100,000. On July 28, 2016, a new employment agreement was entered into with the Chief Executive Officer effective July 1, 2016. The initial term is from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. The terms of the agreement are substantially the same as his original employment agreement, except the cash incentive bonus was modified. Under the new agreement, Dr. Hayward will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which will be payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million.

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

NOTE H — ASSET PURCHASE AGREEMENT

As disclosed in the Company's audited consolidated financial statements as of and for the fiscal year ended September 30, 2015 and footnotes thereto included in the Annual Report on Form 10-K, filed with the SEC, on September 11, 2015, the Company entered into an Asset Purchase Agreement, with Vandalia Research, Inc. a West Virginia corporation ("Vandalia"), and Derek A. Gregg, Vandalia’s Chief Executive Officer and a director of Vandalia, providing for the purchase of substantially all the assets (“Assets”) of Vandalia. The Company completed the acquisition of such Assets on the same date. The purchase price for the Assets was $1,500,000, which amount was determined through arms-length negotiation. Of this amount, $500,000 was placed in an escrow account for a period of nine months following the closing to satisfy Vandalia’s indemnification obligations, of which $350,000 was released to Vandalia after sixty days. On June 30, 2016, the Company received $50,000 of the remaining funds in escrow to satisfy indemnification obligations and the balance of $100,000 was released to Vandalia.

The following unaudited supplemental pro forma information presents the Company's financial results as if the acquisition of Vandalia had occurred October 1, 2014:

	Three month period ended	Nine month period ended
	June 30, 2015	June 30, 2015
Revenue	$2,293,235	$5,232,161

Net loss	(1,739,124)	(11,446,565)

Basic and diluted loss per share	$(0.08)	$(0.63)

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Sentry. Sentry intruder tagging spray systems help to expand and strengthen any security effort by providing the police and prosecutors a means of directly linking criminals to crimes. Each spray canister is designed to be unique to each store, warehouse, or sting operation. In the event of a crime, the fleeing offender is sprayed with an indelible, fluorescing DNA taggant. As the crime is investigated, the fluorescing DNA marker can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict. Whether deployed as an offender spray, fog in a retail location or a degradation dye in cash handling boxes, DNA markers facilitate conviction, and establish a heightened level of deterrence. While any commercial/retail establishment could benefit from the addition of a Sentry system, ideal areas of use include: banks, ATMs, pharmacies, jewelry stores, convenience stores, pawn brokers and gun shops.

SmokeCloak DNA. When deployed in pharmacies, banks, commercial or retail locations, SmokeCloak DNA helps protect staff, customers and assets. A thick and disorienting fog wards off offenders and deposits a unique, location-specific DNA marker on skin, clothing and stolen items to serve as a strong crime fighting and loss prevention tool.

digitalDNA. digitalDNA is a software platform that enables customers to manage the security of DNA-marked goods from point of marking to point of authentication or validation to end of life. The system offers DNA custody management, location-based tracking, forensic sample submission, certificate of DNA authentication issuance, customer account administration, and online training. The cloud-based platform can be customized for each customer’s business processes and conforms to strict security standards for the International Organization for Standardization, PCI, and Federal Information Processing Standards. The digitalDNA platform is the data management and reporting hub for DNA on-site authentication and optical mark in-field validation with our Multi-Mode Reader, third-party bar code readers and other data input devices.. Embedding our proprietary DNA into bar code ink serves as the forensic backstop for tags which can be easily copied. The system is designed to share data with third-party applications.. Market-specific configurations are used in government and textiles supply chain applications for over two years, accumulating over 150,000 marked items..

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

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2016 and 2015

Revenues

For the three month periods ended June 30, 2016 and 2015, we generated $652,896 and $2,267,671, respectively, in revenues. The decrease in revenues in the three month period ended June 30, 2016 of $1,614,775 or 71% was primarily due to a decrease in revenue related to sales to the textile industry for protecting cotton supply chains of $1,200,000 and a decrease in revenues from government contract awards of approximately $447,000, which one expired on July 14, 2016 and the other expires the end of August 2016.

Costs and Expenses

Cost of Revenues

Cost of revenues expense for the three month period ended June 30, 2016 decreased by $7,755 or 6% from $129,015 for the three month period ended June 30, 2015 to $121,260 for the three month period ended June 30, 2016. This decrease is due to lower sales to the textile industry for protecting cotton supply chains as well as the three month period ended June 30, 2015 having more development revenue as compared to the same period in the current fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended June 30, 2016 decreased by $515,272 or 16% from $3,222,692 for the three month period ended June 30, 2015 to $2,707,420 for the three month period ended June 30, 2016. The decrease is attributable to a decrease in stock based compensation expense of $500,000, primarily associated with stock option modifications during the three months ended June 30, 2015, resulting from the extension of certain stock options, as well as $160,000 in reduced legal costs primarily associated with the Company’s proxy filing and fees related to patents.

Research and Development

Research and development expenses increased to $1,077,916 for the three month period ended June 30, 2016 from $466,841 for the three month period ended June 30, 2015, an increase of $611,075 or 131%. This increase is primarily due to development costs incurred in relation to the two government development contract awards as well as costs related to the cooperative research and development agreement with the United States Department of Agriculture (“USDA”) for enhanced cotton genotyping.

Depreciation and Amortization

In the three month period ended June 30, 2016, depreciation and amortization increased by $47,302 or 39% from $121,339 for the three month period ended June 30, 2015 to $168,641 for the three month period ended June 30, 2016. This increase is attributable to quarterly amortization expense relating to customer relationships and technology purchased from Vandalia during September 2015 as well as fixed assets purchased during fiscal 2016.

Other income (expense)

In the three month period ended June 30, 2016, other income (expense) increased by $56,388 from expense of $3,718 for the three month period ended June 30, 2015 to income of $52,670 for the three month period ended June 30, 2016. This increase is attributable to the return of escrow funds of $50,000 associated with the asset purchase agreement with Vandalia.

Net Loss

Net loss increased by $1,696,129 or 102% from a loss of $1,670,882 to a loss of $3,367,011, for the three months ended June 30, 2016, compared to the prior year period due to the factors noted above.

Comparison of Results of Operations for the Nine Month Periods Ended June 30, 2016 and 2015

Revenues

For the nine month periods ended June 30, 2016 and 2015, we generated $2,550,332 and $5,028,234, respectively, in revenues. The decrease in revenues in the nine month period ended June 30, 2016 of $2,477,902 or 49% was primarily due to a decrease in revenue related to two government contract awards of $925,000, which one expired on July 14, 2016 and the other is set to expire in August of 2016, as well as revenues related to the set up and marking of cotton of $1,200,000. In addition, we experienced a decrease in revenue from suppliers of the DLA due to the consolidation of our contracts with multiple individual suppliers of the DLA to one contract directly with the DLA, as well as other decreases in revenue from another military customer for a total decrease of approximately $571,000. These decreases were offset by an increase in revenue in DNA manufacturing for the diagnostic market of $242,000.

Costs and Expenses

Cost of Revenues

Cost of revenues expense for the nine month period ended June 30, 2016 increased by $175,596 or 136% from $129,015 for the nine month period ended June 30, 2015 to $304,611 for the nine month period ended June 30, 2016. This increase is attributable to purchases relating to the production of our products within the textile and home asset marking markets as well as the nine months ended June 30, 2015 having a higher portion of its revenue from development contracts.

Selling, General and Administrative

Selling, general and administrative expenses for the nine month period ended June 30, 2016 decreased by $1,707,563 or 17% from $10,323,809 for the nine month period ended June 30, 2015 to $8,616,246 for the nine month period ended June 30, 2016. The decrease is primarily attributable to a decrease in stock-based compensation expense of approximately $2.1 million, primarily associated with grants to employees during the nine month period ended June 30, 2016 having a four year vesting period whereas the grants to employees during the nine month period ended June 30, 2015 vested immediately as well as with stock option modifications during the nine months ended June 30, 2015. During the nine months ended June 30, 2016, there were also decreases in legal and professional fees of $113,000 and consulting fees of $100,000. These decreases were primarily offset by increases in accounting fees of approximately $182,000 and an increase in payroll of $450,000. The increase in payroll relates to an increase in headcount of 6 fulltime employees as well as an accrual for estimated year-end employee bonuses. The headcount increases are related to employees in production as well as scientists to assist with the conversion of our pilot studies to commercialization.

Research and Development

Research and development expenses increased to $2,861,583 for the nine month period ended June 30, 2016 from $1,587,326 for the nine month period ended June 30, 2015, an increase of $1,274,257 or 80%. This increase is primarily due to development costs incurred in relation to two government development contract awards as well as costs related to the cooperative research and development agreement with the USDA for enhanced cotton genotyping.

Depreciation and Amortization

In the nine month period ended June 30, 2016, depreciation and amortization increased by $203,824 or 58% from $354,144 for the nine month period ended June 30, 2015 to $557,968 for the nine month period ended June 30, 2016. This increase is attributable to $69,000 of amortized customer purchase orders acquired from Vandalia and fulfilled by the Company during the three month period ended December 31, 2015, as well as approximately $69,000 relating to amortization expense for customer relationships and technology purchased from Vandalia during September 2015. Additionally, depreciation expense increased year over year due to assets purchased.

Other income (expense)

In the nine month period ended June 30, 2016, other income (expense) increased by $36,459 or 216% from expense of $16,853 for the nine month period ended June 30, 2015 to income of $19,606 for the nine month period ended June 30, 2016. This increase is attributable to the return of escrow funds of $50,000 associated with the asset purchase agreement with Vandalia.

Loss on Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the nine month period ended June 30, 2015 was $2,994,540. This change in fair value related to warrants containing certain reset provisions which required us to classify them as liabilities, mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non-cash adjustment to our current period operations.

Net Loss

Net loss decreased $1,624,199 or 14% from a loss of $11,385,102 to a loss of $9,760,903, for the nine months ended June 30, 2016, compared to the prior year period due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2016, we had working capital of $9,109,783. For the nine month period ended June 30, 2016, we generated a net cash flow deficit from operating activities of $7,450,315 consisting primarily of our loss of $9,760,903 net with non-cash adjustments of $557,968 in depreciation and amortization charges, $1,444,170 for stock-based compensation, $5,520 loss related to property, plant and equipment disposal, $78,134 in common stock issued for consulting services, and $106,247 in provision for bad debt expense. Additionally, we had a net decrease in operating assets of $141,522 and a net decrease in operating liabilities of $22,973. Cash used in investing activities was $594,808 for the purchase of property, plant and equipment and $43,353 for the purchase of intangible assets. Cash provided by financing activities was $7,857,565 consisting primarily of net proceeds from the sale of common stock in the public offering in November 2015 and the concurrent private placement of warrants, which permit warrant holders to exercise by means of a cashless exercise feature in the event we do not have an effective registration statement or current prospectus providing for the resale thereof.

We have recurring net losses, which have resulted in an accumulated deficit of $221,402,312 as of June 30, 2016. We have incurred a net loss of $9,760,903, for the nine month period ended June 30, 2016. At June 30, 2016 we had cash and cash equivalents of $7,086,773. Our current capital resources include cash and cash equivalents, accounts receivable, inventories and prepaid expenses and other current assets. Historically, we have financed our operations principally from the sale of equity securities.

We expect to finance operations and capital expenditures primarily through the cash received from the November 2015 public offering and concurrent private placement as well as collection of our current accounts receivables. We estimate that our cash and cash equivalents and the collection of our current accounts receivables are sufficient to fund operations and capital expenditures for the next twelve months.

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

As a result of our having filed with the SEC on July 22, 2016 certain audited historical financial statements relating to the assets of Vandalia acquired in September 2015, which was past the date on which they were required to be filed, we are currently ineligible to use Form S-3, a streamlined registration form, to offer or sell securities until December 1, 2016.

We expect capital expenditures to be less than $1,500,000 in fiscal 2016. Our primary investments are expected to be in laboratory equipment to support prototyping, manufacturing, our authentication services, and outside services for our detector and reader development.

All of the real property used in our business is leased under operating lease agreements.

On December 3, 2015, we exercised our option to extend the lease for our corporate headquarters in Stony Brook, New York for one additional three-year period. The additional three year term commenced June 1, 2016 and will end May 31, 2019.

Subsequent Events

As disclosed in Note G to the accompanying condensed consolidated financial statements, on July 28, 2016, effective July 1, 2016, we entered into a new employment agreement with our Chief Executive Officer.

Product Research and Development

We anticipate spending approximately $2,750,000 for product research and development activities during the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

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

During the fiscal quarter ended June 30, 2016, there have been no material changes in our risk factors previously disclosed under Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 other than as described below:

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2016, we issued 3,000 shares of our common stock to a consultant for services provided, pursuant to our Incentive Plan.

The foregoing issuance of common stock was exempt from registration under the Securities Act, pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act and/or by Rule 506 of Regulation D promulgated under the Securities Act as a transaction not involving a public offering.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

10.1+	Employment Agreement between Applied DNA Sciences, Inc. and James A. Hayward, entered into July 28, 2016, effective July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Applied DNA Sciences, Inc.

Dated: August 11, 2016	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 11, 2016	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

