Form 10-K
period 2016-09-30
APPLIED DNA SCIENCES INC
filed 2016-12-06
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes      ☒ No

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Capital Market as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2016), was approximately $72 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2016 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 28, 2016, the Registrant had outstanding 26,351,483 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year ended September 30, 2016 and incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

I

PART I

Forward-looking Information

This Annual Report on Form 10-K (including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission ("SEC"), and our management and representatives may make forward-looking statements orally or in writing to analysts, investors, representatives of the media and others. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, "predicts”, “strategy”, “guidance”, “intend”, “seek”, “budget”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth under Item 1, “Business,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in this report, those set forth from time to time in our other filings with the SEC, and the following factors and risks:

•	our short operating history with our current business model and lack of significant revenues;

•	our history of net losses, which may continue, and our potential inability to achieve profitability;

•	the possibility that we may require additional financing, which may involve the issuance of additional shares of common stock or securities exercisable for common stock and dilute the percentage of ownership held by our current stockholders;

•	difficulty in obtaining or inability to obtain, additional financing if such financing becomes necessary;

•	volatility in the price and/or trading volume of our common stock;

•	future short selling and/or manipulation of the price of our common stock;

•	our inability to implement our short and long-term strategies;

•	competition from products and services provided by other companies;

•	potential difficulties and failures in manufacturing our products;

•	loss of strategic relationships;

•	dependence on a limited number of key customers;

•	lack of acceptance of our products and services by potential customers;

•	potential failure to introduce new products and services;

•	difficulty or failure in expanding/and or maintaining our sales, marketing and support organizations and our distribution arrangements necessary to enable us to reach our goals with respect to increasing market acceptance of our products and services;

•	inability to continue to retain the services of Dr. Hayward, our Chief Executive Officer;

•	inability to compete effectively in the industries in which we operate;

•	lack of success in our research and development efforts for new products;

•	failure to manage our growth in operations and acquisitions of new technologies and businesses;

•	inability to protect our intellectual property rights;

•	intellectual property litigation against us or other legal actions or proceedings in which we may become involved;

•	unauthorized disclosure of sensitive or confidential data (including customer data) and cybersecurity breaches; and

•	adverse changes in worldwide or domestic economic, political or business conditions.

All forward-looking statements and risk factors included in this Annual Report on Form 10-K are made as of the date hereof, based on information available to us as of such date, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make updates with respect to other forward-looking statements or that we will make any further updates to those forward-looking statements at any future time.

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

Our trademarks in the United States include SigNature® DNA, SigNature® T DNA, fiberTyping®, DNAnet®, digitalDNA®, SigNify™ and Beacon™. All trademarks, service marks and trade names included or incorporated by reference in this Annual Report on Form 10-K are the property of their respective owners, including, without limitation, SmokeCloak®, a mark owned by MSS Professional A/S and/or its affiliates, and PimaCott®, a mark owned by Divatex Home Fashion, Inc. and/or its affiliates.

ITEM 1.	BUSINESS.

Overview

Using biotechnology as a forensic foundation, we create unique security solutions addressing the challenges of modern commerce. Whether for supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our plant-based or other DNA technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength. We are also engaged in the large-scale production of specific DNA sequences using the polymerase chain reaction ("PCR").

SigNature® DNA, the core of our technology platform, is nature’s ultimate means of authentication and supply chain security. Founded on plant-based DNA, our precision-engineered marks have not and, we believe, cannot be broken. The conventional process used to sequence (“decode”) native DNA is not possible with the engineered mark. Additional layers of protection and complexity are added to the mark in a proprietary manner. SigNature DNA can resist wash off, even in aggressive industrial treatment baths. SigNature DNA has proven highly resistant to UV radiation, heat, cold, vibration, abrasion and other extreme environments and conditions. We work closely with our customers to develop a solution that will be optimized to their specifications to deliver maximum impact. Our products and technology are protected by a robust portfolio of patents and trademarks.

Using our products and technology, manufacturers, brands, and other stakeholders can ensure authenticity and protect against diversion throughout a product’s journey from manufacturer to use.

Corporate History

We are a Delaware corporation, which was initially organized in 1983 under the laws of the State of Florida as Datalink Systems, Inc. In 1998, we reincorporated in the State of Nevada, and in 2002, we changed our name to our current name, Applied DNA Sciences, Inc. In December 2008, we reincorporated from Nevada to the State of Delaware.

Our corporate headquarters are at the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we established laboratories for the manufacture of DNA markers and product prototypes, and DNA authentication. The address of our corporate headquarters is 50 Health Sciences Drive, Stony Brook, New York 11790, and our telephone number is (631) 240-8800. We maintain a website at www.adnas.com where general information about us is available. The information on, or that may be accessed through, our website is not incorporated by reference into and should not be considered a part of this report.

Industry Background

Supply chain security

Supply chains are the systems used by companies to obtain products and services for resale, their own consumption or as a component in a product or service that they then resell. Supply chains often include the sourcing of raw materials, their processing in various stages to create products, and transportation and logistics to move goods both within the supply chain process and to the final consumer. Many different companies may be part of a supply chain, and often the owner of the supply chain has limited ability to oversee and supervise all components of its supply chain. Supply chain security refers to efforts to enhance the security of the supply chain. It combines traditional practices of supply chain management with the security requirements driven by threats such as terrorism, piracy and theft. We focus on one particular part of supply chain security, the substitution of specified inputs with something else, often a cheaper, inferior input. For example, a company might specify that sheets be made of high quality pima cotton but the company that wove the material for the sheets substituted cheaper and inferior upland cotton. We call a supply chain with such security problems a leaky supply chain. Leaky supply chains create significant and growing problems to companies in a wide range of industries as well as governments and individuals worldwide. Large retailers assemble sprawling networks of suppliers in developing countries to produce their goods at cheaper cost, underscoring the difficulties of policing a global supply chain. This is a global problem that only appears to be increasing. Leaky supply chains allow materials to become diluted, diverted or counterfeited, devaluing corporate reputations, potentially causing health and safety concerns, and hindering investment, and may cost hundreds of thousands of people their livelihood every year. In addition, a company with a leaky supply chain has essentially been cheated, since they paid a premium price for an inferior substitution.

As more and more companies begin to address the problem of supply chain security, we expect that different systems will compete to be the leading standards by which products can be tracked across world markets. To insure only genuine products are entering the marketplace requires cutting edge technology. Historically, leaky supply chains and other types of fraud have been combated by embedding various authentication systems and rare and easily distinguishable materials into products, such as radio frequency identification (“RFID”) devices and holograms in packaging, integrated circuit chips and magnetic strips in automatic teller machine cards, banknote threads on currency, elemental taggants in explosives, and radioactivity and rare molecules in crude oil. We believe these techniques are effective but have generally been reverse-engineered and replicated which limit their usefulness as forensic methods for authentication of the sources of products and other items.

Brand Protection

Establishing a strong brand is pivotal to business success, as it is how a company is perceived by the customer. We believe that protecting that brand is as important. Counterfeiting affects brands across the globe and effective brand protection strategy has become imperative for companies. Many customers do not even realize that they have a counterfeit product, attributing the poor quality to the brand thus tarnishing its name. A recent Organisation for Economic Co-operation and Development (OECD) report (April 18, 2016) reiterates a number of trends that have been evident for more than a decade – virtually all brands are being counterfeited, and counterfeit and pirated products are originating from virtually all economies on all continents. Counterfeiters are improving their logistics networks, manipulating transit routes, exploiting governance gaps and taking advantage of the huge growth in online shopping, thereby underlining the need for secure supply chains to protect brands. Consumer safety and satisfaction, brand reputation and revenues can be adversely impacted by counterfeiting. Our SigNature DNA markers can be applied to many products, affording quick and definitive identification of authentic products, and aiding in brand protection efforts.

Law Enforcement Applications

Burglaries, car theft, cash-in-transit robberies… these are worldwide problems begging for a solution. The United States leads the world in the occurrence of home burglaries, with a burglary occurring about every 18 seconds in the U.S. (The SafeWise Report - September 13, 2016). Interpol reported that for the year ending December 31, 2015, they had received 7.4 million records of reported stolen motor vehicles from 126 different countries (Interpol — Database Statistics). According to the FBI, a motor vehicle was stolen in the United States every 46 seconds in 2014 and the value of the stolen motor vehicles was more than $4.5 billion. According to Plastics Today, automotive aftermarket parts are a huge business for counterfeiters, resulting in $9 billion annually in vehicle recalls. (Plastics Today, “Material taggants provide protection from counterfeiting of plastic products” (September 21, 2015)). These crimes have wide-ranging impacts, affecting law enforcement agencies, insurance companies, legislative bodies, and justice departments.

Asset identification, management, protection and authentication solutions that deliver value to the customer are critical components of any successful theft deterrent program. In addition to tagging assets with a unique mark to prevent theft and facilitate return of stolen goods, it is imperative that would-be thieves know that the items are marked and that law enforcement is trained to properly identify recovered property. Forensic marking of home assets uses technology to code valuables at risk of theft to identify burglars, linking them directly with a crime scene. Over the years, authorities have found it difficult to obtain convictions of thieves in possession of suspected stolen property unless the true owner can be identified.

Products and Services

SigNature® DNA, SigNature® T DNA, fiberTyping®, DNAnet®, digitalDNA®, SigNify™ and Beacon™ comprise our principal technology platform. The large-scale production of specific DNA sequences is used in the diagnostics and reagent industries.

Signature DNA Markers

SigNature DNA. SigNature DNA is our patented platform ingredient, at the core of all our security solutions. It provides forensic power and protection for a wide array of applications. Highly secure, robust and durable, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; strengthen supply chain security; and mark, track and convict criminals. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings. SigNature DNA markers are resistant to heat, cold, vibration, abrasion, organic solvents, chemicals, UV radiation and other extreme environmental conditions, and so can be identified for numerous years after being embedded directly, or into media applied or attached to the item to be marked. Each individual marker is recorded and stored in a secure database so that we can later detect it using a simple spot test, or the marks can be forensically analyzed to obtain definitive proof of the presence or absence of a specific type of SigNature DNA marker (e.g., one designed to mark a particular product). Our in-lab forensic testing for authenticity results in an expert witness Certificate of DNA Authentication (CODA). Because DNA is one of the most dense information carriers known, only minute quantities of SigNature DNA are necessary for successful analysis and authentication. As a result, SigNature DNA can fold seamlessly into production and logistics workflows.

SigNature DNA has been subjected to rigorous testing by the Idaho National Laboratory, a U.S. National Laboratory, by CALCE (the Center for Advanced Life Cycle Engineering), the largest electronic products and systems research center focused on electronics reliability, and by verified procedures in our laboratories. The forensic marker has passed all tests across a broad spectrum of materials and has met key military stability standards. SigNature DNA has passed a strenuous “red-team” vetting on behalf of the U.S. Defense Logistics Agency.

Hundreds of millions of SigNature DNA markers now exist on items ranging from consumer product packaging to microcircuits; to our knowledge, none has ever been copied.

SigNature T DNA and fiberTyping

SigNature T. SigNature T DNA is a unique patent-pending tagging and authentication system specifically designed for textiles and apparel. Specially engineered to adhere tenaciously to any kind of textile substrate, including natural and synthetic fibers, SigNature T DNA markers are resistant to standard textile production conditions, and cannot be copied. The result: an enduring forensic identity marker that remains present from the fiber stage through to the finished product.

This technology allows for better quality control and assurance at any point in the supply chain. Signature T DNA markers are used for brand protection efforts and raw material, source compliance programs. For example, cotton fibers can be tagged at source, verified as “American grown” and then traced through every step of the supply chain.

Our patented genotyping platform, known as “fiberTyping®”, described below, complements tagging with SigNature T plant-based DNA. fiberTyping is employed to identify the genus and species of the fibers before or after they are tagged with SigNature T DNA. fiberTyping cannot be used to track a specific cotton batch through the supply chain, a function which can only be accomplished by our Signature T DNA system.

fiberTyping. fiberTyping is not a marker, but a test of native cotton fiber, which gives a clear result that determines whether the intended cotton DNA is present in your fiber, yarn or fabric. Samples from the primary material are sent to our forensic labs for DNA analysis and authentication. Cotton classification and the authentication of cotton geographic origin are issues of global significance, important to brand owners and to governments that must regulate the international cotton trade. The use of DNA to identify the cotton fiber content of finished textiles is a significant opportunity for license holders to control their brand and for governments to improve their ability to enforce compliance with trade agreements between nations.

In addition to the global cotton trade, the potential markets for genotyping include biotherapeutics, nutraceuticals, natural foods, wines and fermented alcohols and other natural textiles.

We believe that our DNA extraction protocol and methodologies are more effective than existing forensic systems. We believe that the combination of our SigNatureT DNA and fiberTyping solutions cover the forensic authentication market for textiles and secure systems and protocols developed may be applicable to multiple industry verticals, and can mark and authenticate products at every stage of their life cycle, from beginning to end.

DNAnet

DNAnet.   Recognizing that DNA-based evidence is the cornerstone of modern-era law enforcement, we have developed what we believe to be the ultimate crime fighting tools – currently being used in home asset and vehicle marking. DNAnet, a DNA marker can be used to definitively link evidence and offenders to specific crime scenes and help return stolen or lost property to its rightful owner. As the crime is investigated, the fluorescing DNA marker can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict.

Beacon

Beacon. Beacon® locked optical markers deliver secure real-time inspection capabilities. A unique encrypted mechanism (patent-pending) creates a protected, covert screening tool that can be easily adapted to packaging, security labels and high–value assets through inks, varnishes and coatings. When Beacon locked optical markers are combined with SigNature DNA markers, a strong and flexible end-to-end security solution is created where authenticity and provenance can be determined with confidence.

SigNify

Developing a secure method for real-time, in-field screening of DNA-marked items has long been a priority for us. We believe that standard fluorophores, up-converting phosphors, holograms and other more-traditional screening tools provide little to no defense against counterfeiting. We believe that secure in-field inspection, backed with forensic-level DNA authentication is the key to maintaining a well-defended supply chain or asset management program.

SigNify. The SigNify™ IF portable DNA reader provides definitive real-time authentication of SigNature DNA in the field– DNA becomes a true, front-line solution for supply chain integrity.

Information Technology Systems

digitalDNA.   digitalDNA is a software platform that enables customers to manage the security of company-marked goods from point of marking to point of authentication or validation to end of life. The base platform is configurable to customer requirements which differ by vertical market, company business process and IT environment. Basic functions offered include DNA inventory management, program training and communications, a database of marked items information, associated documents and images, chain of custody and location tracking, sample authentication processing and CODA downloads, and other administrative functions. Architected for either cloud or local operation, the system supports mobile data capture using bar codes or other technologies. Of special note is the power of embedding our proprietary DNA into tag ink or substrate as the forensic backstop for tags which can be easily copied. The system is architected as the controller and repository for other validation and authentication devices such as our SigNify DNA Readers, Multi-Mode Reader (prototype), DNA Transfer Systems, and other third party devices and is designed to share data with third party applications through standard interfaces.

DNA Transfer Systems. Our DNA Transfer Systems are developed for DNA marking applications which are high volume with a need for monitoring and control. They are computer-based, fully automated, offer remote internet access for real-time monitoring and can be configured for application-specific alerts and reporting online. They are used to mark cotton at all seven U.S. cotton gins in the 2016 season.

Large-scale production of specific DNA sequences using PCR.

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

Our Strategy

The core technologies of our business allow us to use plant-based, or other DNA sequences to mark objects in a unique manner that we believe cannot be replicated, and then identify these objects by detecting the absence or presence of the DNA. Our disruptive platform offers broad commercial relevance across many industry verticals. Our underlying strategy is to become a solutions provider in supply chains of process industries in which contracts are larger and of longer duration, where the benefits to customers and consumers are more significant, and where our forensic security offers a unique and protected value. Consumers, governments and companies are demanding details about the systems and sources that deliver their goods. They worry about quality, safety, ethics, and the environmental impact. Farsighted organizations are directly addressing new threats and opportunities presented by this question: Where do these goods come from? These are the questions and concerns we are beginning to address for a growing number of companies. We supply key building blocks for creating secure supply chains, which in turn can help ensure integrity in supply, honest claims, and ethical and sustainable sourcing.

Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, microcircuits and other electronics, cash and valuables-in-transit, consumer asset marking, printing and packaging businesses and diagnostics and reagents. In the future, we plan to expand our focus to include pharmaceuticals, additional consumer products, food and beverage and agrochemicals. To date, the substantial portion of our revenues has been generated from sales of our SigNature DNA and SigNature T DNA, our principal supply chain security and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA, SigNature T DNA, DNAnet, digitalDNA, Beacon, and SigNify offerings, which all have various applications in supply chain security and product authentication, and we expect to continue to work with companies and governments to secure supply chains and restore confidence to products and product labeling throughout the world. In addition, we expect to grow revenues from the large-scale production of specific DNA sequences using our Triathlon™ PCR system which have multiple applications including as a diagnostic and reagent and for gene therapy, DNA vaccines and diagnostics.

Target Potential High-Volume Markets

We will continue to focus our efforts on target vertical markets that are characterized by a high level of vulnerability to leaky supply chains, product diversion and a lack of security. We also intend to expand into additional related high volume markets.

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

Present Markets:

Textiles and Apparel

Cotton identity and the authentication of cotton geographic origin are issues of global significance, important to brand owners for quality assurance and compliance, and to governments that must regulate international cotton trade, enforcement of textile labeling, and protect consumers. We believe that our SigNature T DNA, fiberTyping and digitalDNA solutions could have significant potential applications for the enforcement of cotton trade quotas in the U.S. and across the globe, and for legislated quality improvement within the industry. We believe that our products and technology can also be helpful in assuring quality, traceability and economic investment of cotton and other textiles. We believe that similar issues face other natural fibers like wool, cashmere and leather, as well as man-made fiber, recycled polyester, viscose and other synthetic products and we have begun to introduce our textile solutions to these markets as well.

Our Market Response

Our SigNature T DNA supply chain program for DNA tagging and authentication of cotton fibers is currently in use by our customers. We are now tagging product in the United States to assure integrity of textile supply chains. Our SigNature T DNA commercial program involves the creation of unique SigNature T DNA molecular tags that can be used to tag a customer’s cotton fiber at the ginning stage. Installed in October 2016, our fully automated, secure DNA Transfer Systems allow for traceability and monitoring of all DNA-tagged cotton at multiple gins in Arkansas, Texas and California. DNA Transfer Systems allow for expansion of tagging at other gins to support increased demand for tagging in future years.

Once tagged, the cotton fiber, may be authenticated for textile identity from grower to ginner to spinner to manufacturer to distributor to retailer. At each step of the process, its textile identity will be tested to link the original cotton fiber to finished product, preserving the authenticity of the product and the integrity of the supply chain. SigNature T DNA tags are being used to mark premium Pima cotton fiber, known as PimaCott™ and are also beginning to be used to mark Upland cotton, under the HomeGrown® trademark.  As the cotton ginning in the U.S. takes place sometime between September and December each year, it is possible that revenues from this business will be seasonal.

In March 2014, we announced that we had entered into a mutual license agreement with Divatex Home Fashion, Inc. (“Divatex” now known as “Himatsingka America”), a leading supplier of home textiles, to commercialize what we believe to be the world’s first supply-chain-DNA-verified cotton product. Divatex is responsible for marketing, while we license our patented SigNature T DNA technology for application to ensure the veracity of the product.  See also the information under the caption “—Distribution of our Products and Commercial Agreements—Himatsingka.” In June 2015, we announced that we had signed a memorandum of understanding with LD Commodities Cotton LLC, one of the world’s largest cotton merchandisers, to provide secure logistic supply chain support for the tagging and authentication of cotton fibers with SigNature T DNA derived from botanical genomes.  SigNature T DNA concentrate has been shipped to mark over 190 million pounds of cotton to date.

In January 2016, we signed a cooperative research and development agreement (“CRADA”) with USDA (“United States Department of Agriculture”) to collaborate on the development of assays for cultivars from specific geographic regions of the world.  It is important to be able to differentiate cotton based on country of origin to help avoid “Conflict Cotton”, cotton grown using child labor or other undesirable practices.   We believe this will assist the cotton industry in protecting the quality and traceability of the products and help protect their economic investments.

Microcircuits and other electronics

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

One of the reasons counterfeit microcircuits are a major concern in weapons procurement is because the chips, which control targeting accuracy and other critical parameters, can wreak havoc if they do not perform to specifications. They can also be a means of sabotaging weapon systems if covertly supplied by a hostile government through seemingly legitimate companies.

In a January 2013 report on a four-year study conducted between 2005 and 2008, the U.S. Department of Commerce revealed that 39% of 387 companies encountered counterfeit electronic components, microcircuits, or circuit boards. Some industry statistics even suggest that counterfeit parts account for 10% of all electronic equipment sold. In fact, counterfeiters are becoming far more adept at passing off bogus parts by leveraging the same sophisticated technologies that chip manufacturers use to produce authentic ones. (Embedded Intel Solutions — Counterfeit Parts are on the Rise).

The Defense Logistics Agency (DLA) is the nation’s combat support agent for logistics. DLA obtains and supplies almost 100% of the consumable items for America’s Warfighters. The Agency manages over 5.1 million parts, supports more than 2,500 weapon systems, and accounts for nearly 85% of the spare parts for our military forces. DLA’s reach extends far beyond DoD. The Agency supports Foreign Military Sales (FMS) to more than 100 nations. DLA provides significant support to worldwide humanitarian relief, the Federal Emergency Management Agency (FEMA), and other federal, state, and local customers.

The problem is not limited to the defense industry. Consumer and industrial businesses are losing approximately $250 billion each year because of counterfeit components.  The automotive industry is also losing $3 billion in sales and the semiconductor business is taking a $75 billion hit due to counterfeit parts (National Technical Systems. “The Global Impact of Counterfeit Electronic Components” (August 2015)).

Our Market Response

On November 15, 2012, DLA began to require that defense contractors provide certain items that have been marked with DNA produced by us or our authorized licensees. This requirement has been in place for items falling within Federal Supply Class (FSC) 5962, Electronic Microcircuits, which have been determined to be at high risk for counterfeiting.

Beginning on December 15, 2014, DLA’s Electronic Product Test Center (“PTC”) in Columbus, Ohio began DNA marking all FSC 5962 microcircuits. This change created a centralized, streamlined DNA marking process within DLA. On November 13, 2014, we were awarded a contract by DLA to provide DLA with SigNature DNA marks and related equipment, services and training and that contract was extended for one year through November 12, 2016. A follow-on one-year contract (plus one exercise year) to ensure there is no lapse in support of the current DNA program at DLA’s PTC was signed on October 14, 2016.

The current program is more streamlined, with scaled-up processes, which has reduced certain costs by providing economies of scale, and benefits of marking technology geared to higher-volume operations. It is governed by a single direct contract with DLA.

In addition, in the third quarter of fiscal 2016, two contracts were completed: one for the Missile Defense Agency - Small Business Innovative Research (“SBIR”) – and one for the Office of the Secretary of Defense – Rapid Innovation Fund (“RIF”). The SBIR allowed for continuation of the effort focused on microcircuits and scale-up of the business model to support volume at the point of manufacture. The RIF expanded upon our DNA authentication program for FSC 5962 to identify authentic products and deter counterfeits from infiltrating DoD supply chains, by establishing a single authentication platform for the following six FSGs (as prioritized by DLA):

FSG 59 – Electrical and Electronic Equipment Components

FSG 31 – Bearings

FSG 25 – Vehicular Equipment Components

FSG 29 – Engine Accessories

FSG 47 – Pipe, Tubing, Hose, and Fittings

FSG 53 – Hardware and Abrasives

Together these contracts have strengthened our core capabilities to offer supply chain risk management solutions across an expanded range of critical components used in defense, industrial and consumer markets.

Cash and Valuables-in-Transit

Cash-in-transit businesses transport and store cash and ATM cassettes. In the U.K. alone, there is an estimated £500 billion being transported each year (approximately $755 billion as of December 2015) or £1.4 billion per day (approximately $2.2 billion) (British Security Industry Association: “Combating Cash Delivery Crime”). The nature of this business makes cash-in-transit an attractive target for criminals and as a result the industry invests in excess of £100 million (approximately $151.1 million) per year in security equipment and devices. Almost 25% of attacks in 2013 in the U.K. resulted in some kind of injury and the proportion of attacks where firearms were used has risen 4% from 2012 to 2013 (Professional Security Magazine Online, “Cash in Transit Attack Stats” (May 15, 2014)) making it more important than ever to be able to link the criminals to the crime. Since 2009, the number of CViT (Cash and Valuables in Transit) convictions attributed to the use of SigNature DNA in cash boxes has risen to 105, with prison sentences of almost 500 years. SigNature DNA forensic markers are helping the UK Police to identify stolen cash and to link the evidence directly to the perpetrators. According to the FBI, in 2015, more than $30 million was stolen and over 50 people were killed or injured in over 4,000 robberies of financial institutions across the nation (Bank Crime Statistics 2015 - FBI).

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

To date, the use of SigNature DNA in the cash handling industry has allowed our products to facilitate the convictions of more than 100 criminals in the U.K. involved in cash-in-transit crime with aggregate prison sentences of almost 500 years. SigNature DNA has been used since 2008 in Europe within the ink and / or smoke systems of Intelligent Bank Note Neutralisation Systems (“IBNS”), more commonly known as cash boxes and ATM cassettes. Unique, plant-based SigNature DNA markers are incorporated into each IBNS during manufacture.

Consumer Asset Marking

Car crime is a huge and profitable business, costing billions of dollars per year and representing approximately one third of all reported crime. It is estimated that approximately 70 percent of stolen cars are broken up and sold for spare parts, while the rest are given a false identity and sold, with many of those being exported to the Middle and Far East.

Everyone has assets they want to look after - from household goods such as TVs, jewelry and antiques to office equipment including computers and laptops. There are a wide variety of valuable items that need to be uniquely identified and protected from theft. Forensic marking of home assets uses technology to code valuables at risk of theft to mark burglars, linking them directly with a crime scene.

Over the years, authorities have found it difficult to obtain convictions of thieves in possession of suspected stolen property unless the true owner can be identified. If marked items are stolen and later found, police can link them directly with the crime scene, not only allowing the property to be returned to its owner, but also increasing the chance of convicting the thieves.

Our Market Response

We believe that DNAnet enhances law enforcement effectiveness by providing forensic quality evidence. The DNAnet Home Asset Marking program provides a simple and cost-effective way for residents to deter crime and protect their property, a way for law enforcement to identify the rightful owners of lost or stolen property, and a way to tell criminals…stay away because you will get caught! Consumers can purchase a marking kit and apply a DNAnet mark to multiple items of property. In the event of theft, police or personnel with ultraviolet light equipment can reveal the DNAnet mark, which thus permits the stolen property to be returned to the owner and serves as valuable evidence to increase the likelihood that perpetrators will be convicted.

Our DNA marker is being used to protect two European automotive manufacturers against the theft of automotive parts imported into at least one E.U. country. New cars are marked with a unique code applied at point of delivery to the customer and customer details are registered on a secure database. The DNA marker provides absolute identification for the vehicle. The markers are covert and difficult to remove. If found, vehicles and their component parts are traceable back to their owner and location, from anywhere on the globe. If the car is stolen and recovered, police will be able to link the criminal to the crime, and will know exactly where to return the vehicle. Highly visible warning stickers are displayed on the windshield of the car, deterring theft in the first place. Since 85% of stolen cars are taken after theft of car keys, other kinds of crime, such as home burglaries, potentially also would be deterred. To date, over 10,000 high-end German-made cars have been marked with DNAnet.

We are also working with the Swedish National Police and insurers, providing DNAnet property marking kits as part of a major initiative to reduce crime in targeted Swedish neighborhoods.

Since program launch of the DNA Asset Security program in the U.S. in April, 2015, there are over 100 communities in 5 states participating in the DNA Asset Security program. This means that the police departments have been trained and equipped to identify marks on recovered property and have communicated their involvement to their community members. Since the implementation of this program, kit sales have been promoted by both the municipalities, local law enforcement agencies and the company to steadily increase the number of marked valuables in each of these communities. Some of these communities are also participating in signage programs alerting would be criminals that they are now entering DNA protected areas. We estimate that between US and International asset security efforts there have been over 30,000 individual DNAnet asset security kits purchased and distributed and there is now an estimated 1 million pieces of property worldwide marked with DNA from us. Recent property recoveries and associated criminal apprehensions and prosecutions in Sweden provide irrefutable evidence that the system, technology and process is indeed effective.

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

Our Market Response

Our integrated platform of forensic DNA taggants and optical and digital technologies offers a high level of security and flexibility in a cost-effective and easy-to-use format to suit the requirements and budget of most companies. They can be added to the varnish, ink or toner in labels and packaging to act as a trace without impacting the quality of the substrate. Our SigNify™ reader or forensic laboratory process is required to detect DNA and verify that a label is authentic. Proprietary optical and digital technologies complement SigNature DNA with more rapid screening capability.

We certify our print and packaging resellers to assure end-users of quality, reliability and security in the use of our products.  Our technology is currently being used on packaging of food products by Nissha. Nissha uses our DNA-based ink with its inkjet printing systems to help secure the fresh fish supply chain for the Ōita Fisheries Co-operative. The Ōita fish label is automatically linked to a central database that enables the food supplier, andretailer as well as the end consumer to verify the original product information at the point of sale. Products from Creative Labels have been used on industrial commodity packaging.  A pilot with fruit labels has just been completed demonstrating forensic DNA labeling with optical features screened with our Multi-Mode Reader.

Diagnostics and Reagents

DNA-based diagnostics is an emerging application area in the in-vitro diagnostics industry. DNA–protein adducts are popular across the medical diagnostics industry, where these molecules aid in the determination of the incidence of a suspected disease caused by an organism or pathogen. Based on the amount of target DNA present, probes can be used either directly to detect target DNA, facilitate the performance of targeting proteins or indirectly to target DNA through amplification that creates a number of copies of a specific nucleotide. Increased automation of diagnostic tests, discovery of new diagnostic markets, rising investments in pharmaceutical and pharmacogenomics research, and advancements in DNA array technologies are major growth facilitators for the DNA probes-based diagnostic products market.

The report by Allied Market Research titled, "DNA diagnostics Market (products, applications, techniques, end users and Geography) Global Size, Industry Analysis, Trends, Opportunities, Growth and Forecast, 2013 - 2020," indicates that the global DNA diagnostics market would reach $19 billion by 2020 registering a compound annual growth rate (“CAGR”) of 9.8% from 2014 to 2020. The potential to provide accurate diagnosis and cost effectiveness over alternative diagnostic techniques are factors that supplement the growth of the DNA diagnostics market. Recent figures suggest that globally, approximately 32.5 million people are living with cancer (as of 2012) with 14.5 million people in the US living with cancer (as of 2014) and 36.7 million with HIV/AIDS (as of 2015) (International Agency for Research on Cancer, Cancer Fact Sheets, All Cancers (excluding non-melanoma skin cancer), Estimated Incidence, Mortality and Prevalence Worldwide in 2012; World Health Organization, Global Health Observatory (GHO) Data, Cancer Facts and Figures 2016,amFAR).These numbers, we believe are set to increase consistently; however, advanced automated DNA diagnostics technologies such as next generation sequencing could play a crucial role in diagnosing and curbing these diseases.(Allied Market Research, “DNA Diagnostics Market is Expected to Reach $19 Billion by 2020” (August 28, 2014))

Our Market Response

DNA also plays a role in therapeutics such as gene therapy and DNA-based vaccines. Following our acquisition of substantially all the assets of Vandalia Research, Inc. in September 2015, we are able to produce specific, high-quality DNA sequences with the PCR production system known as Triathlon, which is well suited to meet these pharmaceutic and diagnostic needs. Cell-based DNA production methods are often complicated by impurities. In contrast, our PCR-based production method offers a high degree of purity and efficiency. See also the information set forth under the caption “Acquisitions—Vandalia Asset Purchase.”

Future Markets:

Agrochemicals

The agrochemical industry is faced with an increased prevalence of illegal trade, counterfeiting and brand piracy. From the adulteration and counterfeiting of leading herbicides, pesticides and fertilizers with inferior materials, to the substitution of genetically modified seeds with low yield alternatives, crops are at risk more than ever. These issues threaten company reputations, supply systems, export markets and government tax revenues.

In Europe, Africa and other areas of the world, use of counterfeit and illegally traded pesticides is increasing. Untested and unregulated products may threaten the health of farmers and consumers and pose risks to the natural environment. Counterfeit pesticides threaten the integrity of those industries that depend on the benefits of pesticide use.

Fighting counterfeit pesticides is a complex task. We believe that enforcement of regulations governing pesticide use is inadequate and has led in recent years to an increase in use of illegal, counterfeit pesticides.

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

According to research by International Growth Center (2015), the vast majority of fertilizer samples from the Uganda study were substandard. Additionally, very few of the allegedly improved seeds showed success in producing large crops. In short, the agricultural inputs sold at retail level in Uganda are often ‘fake’ or of very poor quality. In the case of fertilizer, according to estimations by the Vietnam Fertilizer Association (2016), the country’s economy loses US$2 billion every year as a result of fake products. According to local market surveillance bodies, fake fertilizer manufacturers use many different techniques to cheat customers, including the use of formulas that differ from what is printed on the package and imitating established market brands.

Our Market Response

We have previously collaborated with a multinational company to SigNature DNA mark, protect and authenticate an agri-based product, and have completed a pilot program to authenticate the SigNature DNA marker in the product itself, as well as verify the SigNature DNA-marked product after it is applied onto crops in the field. The value to the customer for this application is to ensure the quality and authenticity of the product, to minimize the risk of liability that might occur if the product is not used in compliance with the license agreement that is linked to the product, and ultimately, to ensure that the integrity of the customer’s supply chain is preserved. We have activity with other multinational companies to develop DNA authentication programs for other fertilizers, herbicides, insecticides, fungicides and pesticides, although there can be no assurance that these activities will lead to full commercialization.

Pharmaceuticals

Mitigating supplier risk, compliance in global trade, diversion of medicines and counterfeits are global issues that affect all countries. These illegal activities continue to threaten the health and welfare of the citizens who receive fake or substandard product, as well as threaten the revenues and reputation of pharmaceutical companies.

These activities also undermine the efforts of the government to ensure the availability of affordable drugs to its citizens, thus enabling the proliferation of disease, which can lead to development of drug resistant pathogens.

The pharmaceutical industry also faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drug makers and distributors. Counterfeit prescription pharmaceuticals are a growing trend, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. The National Association of Boards of Pharmacy estimates that counterfeit drugs account for 1–2% of all drugs sold in the United States. The World Health Organization (WHO) estimates the annual worldwide “take” from counterfeit drugs to be £13 billion (approximately $19.6 billion as of December 2015), a figure that is expected to double by the end of this decade. In some countries, counterfeit prescription drugs comprise as much as 70% of the drug supply and have been responsible for thousands of deaths in some of the world’s most impoverished nations, according to the WHO. The global pharmaceuticals and food anti-counterfeiting market is expected to reach $160 billion by 2020. (Radiant Insights, “Global Pharmaceuticals and Food Anti-Counterfeiting Market Is Expected to Reach USD 160.32 Billion by 2020” (September 28, 2015))

In 2012, the WHO reported that in over 50% of cases, medicines purchased over the Internet from illegal sites that conceal their physical address have been found to be counterfeit (WHO: Medicines: Spurious/falsely-labelled/falsified/counterfeit (SFFC) medicines Fact Sheet June 2012). According to the WHO, counterfeiting can apply to both branded and generic products and counterfeit pharmaceuticals may include products with the correct ingredients but fake packaging, with the wrong ingredients, without active ingredients or with insufficient active ingredients.

Based on this growing threat, many countries have started to address vulnerabilities in the supply chain by enacting legislation which, among other things, requires a comprehensive system, most often referred to as serialization or in the United States as Drug Supply Chain Security.

Nearly 40 percent of the drugs Americans take are made elsewhere, and about 80 percent of manufacturing sites of active pharmaceutical ingredients (APIs) used in drugs manufactured in the United States are located outside our borders—in more than 150 countries, many with less sophisticated manufacturing and regulatory systems than our own.  In addition to the sheer volume of imports and foreign facilities, there has been an increase in the variety of sources, shippers, methods of transportation, and supply chain complexity of products.  Combined, these factors create great challenges to FDA and industry in ensuring that all drugs and drug components are high quality and travel safely throughout their complex supply chains.  These factors also provide opportunities for criminals to adulterate drugs for economic or other malevolent reasons making it more important than ever that supply chains be secured around the world.  (U.S. Food and Drug Administration, “Counterfeit Drugs: Fighting Illegal Supply Chains” (February 27, 2014))

Drug supply chain security and serialization requirements affect all aspects of the pharmaceutical supply chain, starting with the manufacturer down through the packager, wholesaler, distributor and final dispensing entity. The laws provide an ‘audit trail’ (or documented evidence) to help to identify and catch counterfeiting and diversion. Serialization requires manufacturers, or in some virtual supply chains third-party packagers, to establish and apply to the smallest saleable unit package or immediate container a “unique identification number.” In some cases, drug makers are spending as much as 8 to 10 percent of a medicine pack’s total production cost on solutions to protect it from duplication and counterfeiting, according to company executives (Business Standard (August 20, 2012)).

Our Market Response

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

Our unique DNA identifier mark-embedded in the ink of a unique serialized barcode can provide a layered security foundation for a customer solution in this market. Strengthening the bar codes to be utilized in the serialization process can be a potent approach to protecting the patient and bringing greater confidence to the brand of the pharmaceutical company.

Personal Care

Never has it been so important to know where cosmetic materials come from. In the fast-moving $197 plus billion global cosmetic industry, sustainable claims for materials has now moved on to origin of materials claims. Brands no longer want just good quality grape juice. They want quality juice from French Champagne grapes. The next trend entering the market will be Proof of Origin as regulators and consumer groups challenge brands asking for evidence.

Personal Care is fashion led and fast to market. The industry prides itself in being an early adopter and adapter of the very latest technologies. For example, skin care brands took Botox, stem cell technology and peptide chemistry, out of medical laboratories and into the market place, by adapting their functions for the industry's own needs. Personal care brands are ravenous for the next high tech idea they can champion.

Sustainability is a strong underlying theme driving personal care (Forum for The Future, 2015). For the past 10 years, multinationals have been embracing corporate social responsibility (CSR), endeavouring to become greener and reduce their negative impact on the planet. L'Oréal, through its brand, The Body Shop, leads the way with Community Trade, where the people harvesting and processing ingredients benefit from sales, in return for their story. L'Oréal has pledged to double the number of community traded materials from 19 to 40 communities by 2020 (Guardian, 2016). The trend of marketing products based on the source of their ingredients has gained greater market weight than the product's efficacy and now, the origin of materials has become the main reason for buying many personal care products. Personal care brands know millennials are twice as likely to purchase from a brand because of its genuine sustainability credentials (Morgan Stanley, 2015).

At the In Cosmetics Formulation Summit on Protection in London in 2016, Jason Matthews (International Regulatory Affairs & Scientific Director at The Body Shop) stressed how important it is for all brands to know, not just the source of materials but every step in their supply chains. He talked about slavery, pointing out that companies found to be using materials involving slavery are breaking the law in the UK and USA. He showed heart wrenching examples of inhumane practice such as the fire in 2012 at Ali Enterprises in India where barred windows and locked fire exits caused the death of 250 workers and the disaster in Bangladesh in 2013 when the poorly constructed Rana Plaza building collapsed killing over 1,137 workers. These workers were making clothing for U.S., Canadian and European clothing labels and retailers. He used these examples to emphasise to personal care brands, how they cannot afford to be associated with such disasters.

Cosmetic brands rely on internal and external ethical auditing, often with certification, to manage their supply chains. The number of certification bodies is growing. It is no longer enough to talk about a company's good practice without supplying proof. Multinationals, their brands and their material suppliers therefore strive for ISO certification and most are also using materials certified by the expanding number of NGO auditing groups. Raw material suppliers and personal care manufacturers boast ISO 9001 quality management standards and many are obtaining ISO 26000, which provides guidance on how businesses and organizations can operate in a socially responsible way. Many brands demand that their products are made with palm oil from responsible sources, i.e. those with Round Table on Sustainable Palm Oil (RSPO) certification and have their sustainable finished products certified by organisations such as Cradle to Cradle™. The personal care industry is not complacent and companies know improvements are needed. They are aware through scandals such as the recent discovery that beef in the UK foods was in fact horse meat, that even the best audited paper trail is vulnerable to abuse (Guardian, 2013).

Also at the In Cosmetics Formulation Summit on Protection in London in 2016, Prof Monique Simmonds, Deputy director of Kew showed evidence of adulteration in botanical materials destined for health supplements and for personal care. Some of the materials they had removed from the supply chain were toxic and could have been lethal. Adulteration and counterfeit cosmetics continues to grow. Counterfeit make-up products containing over 200 times the safe level of lead, arsenic, mercury, copper and cadmium have been seized (Daily Mail, 2015). Because social media can quickly spread bad news to millions of consumers, distancing themselves from dangerous counterfeit products and so protecting brand integrity, has never been more important. Also, the trend in cosmetics is moving away from elitist prestige products and towards masstige and so increasing the opportunities for even more counterfeiting. Personal care brands also cannot afford the financial losses due to counterfeiting, which in the EU is estimated to be $4.7 billion/pa (OECD, 2016).

Our Market Response

We believe that our Signature DNA markers and related technologies are the solution to the need to prove quickly the origin of materials when challenged. Signature DNA markers allow the whole supply chain to be followed as never before.

Signature DNA is the next cutting-edge technology for the cosmetic industry to digest, adopt and adapt. SigNature DNA markers are safe, approved for cosmetic use and so can be included today in cosmetic grade raw materials and in finished personal care products, for traceability. Our laboratories at Stony Brook, NY have shown that prestige skin care products already contain far greater background DNA than we need for tracing. (Routinely, SigNature DNA is included at parts per trillion (0.001µg/mg) and in the case of one skin care product, the background DNA content was 6µg/mg of product). Because SigNature DNA markers are botanically derived and have no connection with genetically modified organisms (GMO) in any way, we believe they are perfect for personal care, even for natural brands. The latest advances in forensic science technology enable the presence of SigNature DNA markers in a material, to demonstrate in just tens of minutes even out in the field, making it an effective practical solution for large numbers of supply chain issues.

Our technology enables brands hungry for the next big trend, to now move on from sustainability to authenticity.

Personal care companies using our technologies in their supply chains will become the auditors and certifiers friend. Their paper trails of signatures supporting origin claims will now be supported by forensic proof. SigNature DNA markers from the raw materials will be present in the finished products, giving brands the weapon they need to respond to social media and to defend themselves from many of the consequences of counterfeiters.

Food and Beverage

Each year, millions of people are deceived into buying counterfeited food and beverages, posing significant health and safety risks. Thousands of tons of fake and sub-standard food and drink were seized in 57 countries around the world as part of an INTERPOL-Europol coordinated operation. Operation Opson V, conducted from November 2015 through February 2016, resulted in the seizure of more than 11,000 tons of counterfeit and illicit food (Fortune “Largest Ever Bust of Counterfeit Foods Finds Gruesome Stuff Including Monkey Meat” April 8, 2016).The initiative, in its fifth year, brought in a record haul, seizing “foods” like monkey meat, locusts and caterpillars, as well as fake alcohol.

Counterfeit food threats are becoming more common as supply chains become more global and as imaging and manufacturing technology become more accessible. The distribution and selling of counterfeit foods is officially known as economically motivated adulteration (EMA), a subcategory of food fraud. EMA can be anything from altering the weight of the product by adding a lower quality ingredient to tampering with the product’s label. Diluting fruit juice with water, adding chemicals to boost the protein content of a food, and changing the expiration dates on meat labels are all good examples. These acts are illegal, of course, and potential health concerns, but the issue is widespread and hard for the government to control. In fact, according to the U.S. Pharmacopeial Convention (USP), an estimated 7% of products in grocery stores nationwide contain fraudulent ingredients. There are numerous alarming examples of counterfeit foods that have been reported. For instance, long-grain rice is being labeled and sold as basmati rice, Spanish olive oil is being bottled and sold as Italian olive oil, and mixtures of industrial solvents and alcohol are being sold as vodka. In addition, herbal teas have been found to contain no herbs or tea and juices have been found to contain vegetable oil, which is used as a flame retardant, and labeled tuna turns out to be an unidentifiable concoction of random meats. The National Center for Food Protection and Defense (“NCFPD”) has estimated the annual impact to the food industry from fraud to be $10 billion to $15 billion annually— often due to product disguising the country of origin, substitution, dilution and false labeling (NCFPD, Amy Kircher, Economically Motivated Adulteration and FIDES (2012)). Globally, the anti-counterfeit packaging market accounted for $57.4 billion in 2013, which is forecast to generate revenue of $142.7 billion by 2020 at 13.9% CAGR from 2013-2020. (Allied Market Research, “Anti-Counterfeit Food Packaging Market is Expected to Reach $62.5 Billion, Globally by 2020” (May 28, 2015)).

Our Market Response

We believe our SigNature DNA markers and authentication program can help in the battle against counterfeit foods and beverages. We operate under ISO 9001:2008 certification and provide botanical-DNA based security and authentication solutions that help protect brands and their supply-chains. Our SigNature DNA markers and authentication solutions ensure transparent identification and tracking of branded products, helping to maintain supply chain integrity and security and detect and prevent counterfeiting.

Sales and Marketing

We have 12 employees engaged in sales and marketing, of which six are directly involved with sales. We expect to hire additional sales directors and/or consultants and increase our use of channel and strategic partners to assist us with sales and marketing efforts with respect to our target vertical markets.

Research and Development

Our research and development efforts are primarily focused on incorporating DNA into carriers (such as ink or textile treatments), and authenticating DNA from the marked substrates or the endogenous DNA both in our laboratories and with the development of infield DNA readers. As part of this effort, we typically conduct feasibility and pilot testing to ensure that DNA application methods are compatible with the customer’s manufacturing and logistic processes, and that they can be implemented in a cost effective manner. In some cases, the DNA application methods may undergo wash-out and/or adherence tests to ensure that DNA can be authenticated even if it is subjected to aggressive removal techniques. We are also actively involved in identifying new formulation development, and new application methods that provide even better adhesion of DNA to substrates, and more homogeneous distribution of the DNA onto the surface. In short, we have considerable experience working with a wide range of carriers and substrates, and authenticating them even years after they have been applied onto the surface. We believe that our continued development of new and enhanced technologies relating to our core business is essential to our future success. We incurred approximately $3.7 million and $2.6 million on research and development activities for the fiscal years ended September 30, 2016 and 2015, respectively.

Raw Materials and Suppliers

Our sources of raw materials include sources of DNA that are readily available in nature, which we are able to replicate to use in our product offerings.

Manufacturing

We have the capability to manufacture SigNature DNA markers and all of our products at our laboratories in Stony Brook. We also have in-house capabilities to complete all authentications. We are also engaged in the large-scale production of specific DNA sequences using PCR.

Distribution of our Products and Commercial Agreements

Our products are distributed in the following ways:

•	directly to the customer;

•	through channel partners; and

•	through licensed distributors.

We have entered into the following agreements and arrangements for the distribution of our products, among others:

DLA. On November 13, 2014, we were awarded a contract by DLA to provide DLA with SigNature DNA markers and related equipment, services and training. Beginning on December 15, 2014, DLA’s Electronic Test Laboratory in Columbus, Ohio began DNA marking all FSC 5962 microcircuits. This created a centralized, streamlined DNA marking process within DLA. This contract was extended through November 12, 2016.A follow-on one-year contract (plus one exercise year) to ensure there is no lapse in support of the current DNA program at DLA’s PTC was signed on October 14, 2016.

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

Our DNA marking solution currently protects items in DoD Federal Supply Class (FSC) 5962, Microcircuits. This project will demonstrate our authentication solutions for the other high-risk commodities above. We performed services such as development, test and evaluation, field trials, and transition to government operations. This contract expired during August 2016.

U.S. Missile Defense Agency.   On July 14, 2014, we were awarded a Phase II SBIR contract by the U.S. Missile Defense Agency to perform research and development for avoidance of counterfeit parts by expanding the scope and scale of our existing SigNature DNA® technology platform established in its Phase I SBIR contract for Federal Supply Class 5962 electronic components, and by developing an optical reader. The contract provided for monthly payments to us totaling approximately $975,000 over a two-year period. This contract expired during July 2016.

Defense Contractor.   On October 4, 2013, we, as seller, entered into a master option agreement with one of the four largest American defense contractors, as buyer (“Buyer”), and committed to supply one (1) unique SigNature DNA provenance mark for Buyer and SigNature DNA ink for marking up to 25,000 electronic components/year, upon Buyer’s request through the issuance of a purchase order. For the Buyer, the agreement is an enterprise-wide option to purchase. The term of the agreement commenced on October 3, 2013 and expires October 3, 2023. Buyer has engaged a third-party marker, which third-party marker is and must remain approved by us, to provide certain services to incorporate our ink onto certain electronic components of Buyer. Either party may terminate the agreement in the event of a material breach that is uncured for 30 days. We have received from Buyer two purchase orders governed by these terms in the amount of an aggregate of $111,000 thus far. The agreement severely restricts publicity on behalf of both parties.

Dreyfus. On May 30, 2015, we entered into a Memorandum of Understanding (“MOU”) with LD Commodities Cotton LLC (“Dreyfus”) which operates under the trade name of Allenberg Cotton Co. The MOU provides for a two year exclusive worldwide license from us to Allenberg to manage the use of SigNature T DNA for the purpose of tagging cotton fiber and to ensure chain of custody of the baled DNA-tagged fiber. In consideration of the MOU, we agreed to only use Allenberg and its designated gins for the tagging of cotton fiber and Allenberg agreed not to use any other tagging technology for marking or authenticating cotton. Allenberg will collect a tagging fee on our behalf for each pound of SigNature T DNA-tagged cotton conditional upon its sale to its customers.

Himatsingka. On March 25, 2015, we entered into a mutual license agreement with Divatex Home Fashions, Inc., (currently operating as Himatsingka America, Inc.) (“Himatsingka”), a supplier of home textiles, to commercialize a supply-chain-DNA–verified cotton product. Himatsingka is responsible for marketing and we are responsible for licensing our SigNature T DNA technology for application to cotton at the ginning sites. Finished product made from this tagged fiber will be offered for sale under the PimaCott™ content-branded label. The initial term of the license agreement is two (2) years. The term of the license agreement will automatically renew for additional one (1) year periods, unless the agreement is earlier terminated in accordance with its terms. We also have the right to terminate the license agreement if Himatsingka does not complete the cumulative sale of 45 million pounds of product by the second anniversary of the license agreement.

We and Himatsingka have reached a confidential agreement on the amount of the licensing and related costs, which we bear, and the marketing and related costs, which Himatsingka bears, and an initial allocation of revenues (the “Revenue Sharing Model”). We collect the tagging fee from merchants and pay to Himatsingka its share of the tagging fee on a quarterly basis, based on when payments are received by us. Each party is entitled to be reimbursed for its respective agreed costs. The balance of the tagging fees received are to be divided equally between the parties, except for fees relating to the first 100 million pounds of cotton tagged, which will be distributed as set forth in the Revenue Sharing Model. On June 29, 2016, Himatsingka waived its portion of the tagging fee for up to $250,000.

Customer Concentration

Our revenues earned from the sale of products and services for the fiscal year ended September 30, 2016 included an aggregate of 75% of our total revenues from three customers. These three customers accounted for approximately 20% of our total accounts receivable at September 30, 2016. Our revenues earned from sale of products and services for the fiscal year ended September 30, 2015 included an aggregate of 79% from two customers of our total revenues. These two customers accounted for approximately 90% of our total accounts receivable at September 30, 2015. At September 30, 2016, one customer accounted for an aggregate of 78% of our total accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers, could result in lower revenues and could harm our business, financial condition or results of operations.

Acquisitions

Vandalia Asset Purchase

On September 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with Vandalia Research, Inc. a West Virginia corporation ("Vandalia"), and Derek A. Gregg, Vandalia’s Chief Executive Officer and a director of Vandalia, providing for the purchase of substantially all the assets (“Assets”) of Vandalia. The Company completed the acquisition of such Assets on the same date (“Vandalia Asset Acquisition”). The purchase price for the Assets was $1,500,000, which amount was determined through arms-length negotiation. Of this amount, $500,000 was placed in an escrow account for a period of nine months following the closing to satisfy Vandalia’s indemnification obligations of which $350,000 was released to Vandalia after sixty days. On June 30, 2016, the Company received $50,000 of the remaining funds in escrow to satisfy indemnification obligations and the balance of $100,000 was released to Vandalia.

The Vandalia Assets relate to the business of producing specific, high-quality DNA sequences with the PCR production system known as Triathlon™, including machinery, equipment, inventory, registered and other intellectual property, including patents, trademarks, trade secrets, domain names, copyrights and rights to software, and customer contracts. The Assets also include Vandalia’s rights under a patent license agreement between Marshall University Research Corporation (“Marshall”) and Vandalia pursuant to which we will pay to Marshall a royalty of one percent (1%) of the net revenues received by us from the sale of the licensed product. Vandalia and Derek Gregg agreed not to compete with us and not to solicit our employees or customers for a period of five (5) years following the closing. Derek Gregg also entered into a consulting agreement with us for a term of twelve (12) months subject to earlier termination by either party upon thirty (30) days’ notice. Prior to the Vandalia Asset Acquisition, we were a customer of Vandalia, paying approximately $230,300 during fiscal 2014. The consulting agreement with Derek Gregg terminated on September 30, 2016.

Competition

The principal markets for our offerings are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: 3DTL Inc., Alp Vision Sa, Authentix Inc., Brandwatch Technologies, Chromologic LLC, Collectors Universe Inc., Collotype Labels International, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., DuPont Authentication Systems, FractureCode Corporation, Haelixa, ICA Bremen GmbH, ID Global Solutions Corporation, IEHCorporationInformium AG,, Eastman Kodak Company, L-1 Identity Solutions Inc., opSec Security Group plc., MicroTagTemed Ltd., Nanotech Security Corp., Nokomis, Inc., ProoftagSAS, SafeTraces Inc., Selectamark Security Systems plc, Spectra Systems Corp., SmartWater Technology, Inc., Sun Chemical Corp, TraceTag International, TruTag Technologies Inc., and YottaMark Inc..

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

Proprietary Rights

We believe that our 41 patents, 83 patent applications, 37 registered trademarks, and 8 trademark applications, and our trade secrets, copyrights and other intellectual property rights are important assets for us. Our patents will expire at various times between 2021 and 2032. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

On May 31, 2016, 3SI granted a non-exclusive license to us to exploit, including the rights to have manufactured and have assembled and offer for sale, sell, market, advertise and distribute nucleic acid tags suitable for use in any product or system covered by one or more valid claims in any unexpired patents worldwide.  On September 11, 2015, as part of the Vandalia Asset Acquisition, Marshall University Research Corporation consented to the assignment and transfer of Vandalia's exclusive worldwide right and license under Patents to manufacture, use, produce, sell and have sold, market and develop Licensed Products or derivatives therefrom to us.

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

Government Approvals

We do not require any material governmental approvals to conduct our business as we currently do.

Impact of Government Regulation

We and our products are subject to regulation by various U.S. federal regulatory agencies such as the Federal Trade Commission and are subject to regulation by the Occupational Safety and Health Administration (“OSHA”) concerning employee safety and health matters. Such regulations principally relate to the ingredients, labeling, packaging, advertising and marketing of our products. There are no significant capital expenditures for government regulation matters either planned in the current year or expected in the near future.

Compliance with Environmental Law

We believe that we are in compliance with all applicable environmental law.

Employees

As of September 30, 2016 we had a total of 60 employees, consisting of 55 full-time and 5 part-time employees, including 4 in management, 9 in research and development, 1 in life sciences, 4 in forensics, 7 in quality assurance and compliance, 4 in finance and accounting, 10 in operations, 12 in sales and marketing, 1 in human resources, 2 in shared services, 4 in information services, 1 in investor relations, and 1 in product development. We expect to increase staffing dedicated to sales, research and development, manufacturing, and production. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. We anticipate that it may become desirable to add additional full and/or part time employees to discharge certain critical functions during the next 12 months. This projected increase in human capital is dependent upon our ability to generate revenues and obtain sources of funding. As we continue to expand, we will incur additional costs for human capital. Since June 2012, we have been working with Insperity Inc. to assist in managing many of our back-end administrative human resources, benefits, and payroll responsibilities. We are an at-will employer and generally do not enter into employment agreements requiring our employees to continue in our employment for any period of time, with the exception of our Chief Executive Officer, Dr. James A. Hayward. The initial term of Dr. Hayward’s current employment agreement is July 1, 2016 through June 30, 2017, and this employment agreement automatically renews for one-year periods subject to ninety days’ prior notice of non-renewal by Dr. Hayward or us any in accordance with the terms of the employment agreement.

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

ITEM 1A.             RISK FACTORS.

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. In addition to the factors discussed elsewhere in this report and our other reports and documents filed with the SEC, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business, financial condition, operating results and/or stock price. If any of the following risks or such other risks actually occurs, our business, financial condition, operating results and/or stock price could be harmed. In the following factors, “volatility in our share price”, “adverse impact on the price (or value) of our shares”, “decline in the price of our common stock” and similar terms also refer to our warrants and shares to be received upon exercise of our warrants.

 Risks Relating to Our Business:

We have a short operating history with our current business model, and have not produced significant revenues. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We have a short operating history with our current business model, which involves the development, marketing, sale and distribution of supply chain security and product authentication solutions as well as the large scale production of specific DNA sequences using the polymerase chain reaction. Our operations since inception have produced limited revenues, and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. If we create significant revenues in the future, we expect to derive most of such revenues from the sale of supply chain security and product authentication solutions. You must consider our business and prospects in light of the risks and difficulties we will encounter as a company operating in a rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

We have a history of net losses which may continue, and which may harm our ability to obtain financing and continue our operations.

We incurred net losses of $12.2 million and $11.9 million for the fiscal years ended September 30, 2016, and 2015, respectively. These net losses have principally been the result of the various costs associated with our selling, general and administrative and research and development expenses as we expanded operations, acquired, developed and validated technologies, expanded marketing activities, incurred interest expense on notes we issued to obtain financing and issued warrants with “reset” provisions. Our operations are subject to the risks and competition inherent in a company that moved from the development stage to an operating company. We may not generate sufficient revenues from operations to achieve or sustain profitability on a quarterly, annual or any other basis in the future. Our revenues and profits, if any, will depend upon various factors, including whether our existing products and services or any new products and services we develop will achieve market acceptance. If we continue to incur losses, then our accumulated deficit will continue to increase which may significantly impair our ability to obtain additional financing. As a result, our business, results of operations and financial condition would be significantly harmed, and we may be required to reduce or terminate our operations.

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

Our revenue earned from the sale of products and services for the fiscal year ended September 30, 2016 included an aggregate of 75% of our total revenues from three customers. These three customers accounted for approximately 20% of our total accounts receivable at September 30, 2016. At September 30, 2016, one customer accounted for an aggregate of 78% of our total accounts receivable. Our revenues earned from sale of products and services for the fiscal year ended September 30, 2015 included an aggregate of 79% from two customers of our total revenues. These two customers accounted for approximately 90% of our total accounts receivable at September 30, 2015. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers, could result in lower revenues and could harm our business, financial condition or results of operations.

If our existing products and services are not accepted by potential customers or if we fail to introduce new products and services, our business, results of operations and financial condition will be harmed.

There has been limited market acceptance of our botanical DNA based technology, encapsulation, embedment and authentication products and services to date. Some of the factors that will affect whether we achieve market acceptance of our solutions include:

●	availability, quality and price relative to competitive solutions;

●	customers’ opinions of the solutions’ utility;

●	ease of use;

●	consistency with prior practices;

●	scientists’ opinions of the solutions’ usefulness; and

●	general trends in anti-counterfeit and security solutions’ research.

Dependence on channel partners.

Our future growth will depend to a material extent on the successful advocacy of our technology by channel partners to their members and customers, and implementation of our technology in solutions propagated by channel partners and provided by third parties. Our business has relied on the success of business partners. Our continuing success is largely dependent on a new generation of business partners involved in our tagging technology.

If our channel partners are not successful in advocating and deploying our technology, we may not be able to achieve and sustain profitable operations. If other business partners who include our technology in their products or otherwise license our intellectual property for use in their products cease to do so, or we fail to obtain other partners who will incorporate, embed, integrate or bundle our technology, or these partners are unsuccessful in their efforts, expanding deployment of our technology and increasing revenues will be adversely affected. Consequently, our ability to increase revenue could be adversely affected and we may suffer other adverse effects to our business. In addition, if our technology does not perform according to market expectations, our future sales would suffer as customers seek and employ alternative technologies.

Many of our business endeavors can be impeded or frustrated by larger, more influential companies or by standard-setting bodies or institutions downplaying, minimizing or rejecting the value or use of our technology. A negative position by such companies, bodies or institutions, could result in obstacles for us that we would be incapable of overcoming and may block or impede the adoption of our technology. In addition, potential customers may delay or reject initiatives that relate to deployment of our technology. Such a development would make the achievement of our business objectives in this market difficult or impossible.

The expenses or losses associated with lack of widespread market acceptance of our solutions may harm our business, operating results and financial condition.

Rapid technological changes and frequent new product introductions are typical in the markets we serve. Our future success may depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions may provide a significant competitive advantage because customers invest their time in selecting and learning to use new products, and once invested in the new technology, are often reluctant to switch products. To the extent we fail to introduce new and innovative products, we may lose any market share we then have to our competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business. We may experience delays in the development and introduction of products. We may not keep pace with the rapid rate of change in anti-counterfeiting and security products’ research, and any new products acquired or developed by us may not meet the requirements of the marketplace or achieve market acceptance.

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

If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, our Chairman, Chief Executive Officer and President. On July 28, 2016, we entered into a new employment agreement with Dr. Hayward. The initial term is from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. Loss of the services of Dr. Hayward could significantly harm our business, results of operations and financial condition. We do not maintain key-person insurance on the life of Dr. Hayward.

The markets for our supply chain security and product authentication solutions are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

The principal markets for our supply chain security and product authentication solutions are intensely competitive. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the supply chain security and fraud prevention markets include: 3DTL Inc., Alp Vision Sa, Authentix Inc., Brandwatch Technologies, Chromologic LLC, Collectors Universe Inc., Collotype Labels International, Data Dot Technology, De La Rue Plc., Digimarc Corp., DNA Technologies, Inc., DuPont Authentication Systems, FractureCode Corporation, Haelixa, ICA Bremen GmbH, ID Global Solutions Corporation, IEHCorporationInformium AG,, Eastman Kodak Company, L-1 Identity Solutions Inc., opSec Security Group plc., MicroTagTemed Ltd., Nanotech Security Corp., Nokomis, Inc., ProoftagSAS, SafeTraces Inc., Selectamark Security Systems plc, Spectra Systems Corp., SmartWater Technology, Inc., Sun Chemical Corp, TraceTag International, TruTag Technologies Inc., and YottaMark Inc.

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

A significant and growing proportion of our revenues is expected to derive from customer contracts for tagging, authentications and other services related to cotton. The cotton ginning season in the United States takes place between September and December each year. Therefore, revenues from our customer contracts relating to cotton will be seasonal, which may cause our operating results to fluctuate significantly quarterly and annually. Additionally, weather and climatic conditions, natural disasters and other factors beyond our control also affect the production and sale of cotton and other agricultural commodities to which our customer contracts may relate, as well as our customers’ or prospective customers’ decisions regarding purchases of our products and services, and may cause our operating results to fluctuate significantly quarterly and annually. The seasonal fluctuations in operating results described above may cause a decline in the price of our common stock . In addition, , the nature of some of our cotton contracts include extended payment terms that will result in a longer collection period and slower cash inflows.

 Fluctuations in quarterly results.

Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, fluctuating user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including that our operating results are highly dependent on the volume and timing of orders received during a quarter, which are difficult to forecast. Customers generally order on an as-needed basis and we typically do not obtain firm, long-term purchase commitments from our customers.

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

For fiscal 2016 and 2015, 24% and 14%, respectively, of our revenue was from customers located outside of the U.S. We believe that the revenue from the sale of our products outside the U.S. will continue to grow in the near future. We intend to expand our international operations to the extent that suitable opportunities become available. Our foreign operations and sales could be adversely affected as a result of:

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

Recruiting and retaining qualified scientific and production personnel to perform and manage prototype, sample, and product manufacturing and business development personnel to conduct business development are critical to our success. In addition, our desired growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production, sales and marketing will require the addition of new management personnel and the development of additional expertise by existing management personnel. Because our industry is very competitive, we face significant challenges in attracting and retaining a qualified personnel base. Although we believe we have been, and will continue to be, able to attract and retain these personnel, we cannot assure you that we will continue to be able to successfully attract qualified personnel in the future. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would harm our business since our ability to conduct business development and manufacturing would be reduced or eliminated, resulting in lower revenues. We generally do not enter into employment agreements requiring our employees to continue in our employment for any period of time, with the exception of our Chief Executive Officer. See “—If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations. “in this Item 1A and the information set forth under the caption “Employment Agreement with Dr. James A. Hayward” in Item 11, “Executive Compensation.”

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

If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. A court may decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, a court may order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

We generally may be subject to claims made by and required to respond to litigation brought by customers, former employees, former officers and directors, former distributors and sales representatives, former consultants and vendors and service providers. We have faced such claims and litigation in the past and we cannot assure you that we will not be subject to claims in the future. In the event that a claim is successfully brought against us, considering our lack of material revenue and the losses our business has incurred for the period from our inception to September 30, 2016, this could result in a significant decrease in our liquidity or assets, which could result in the reduction or termination of our business.

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

As of November 28, 2016, we had 26,351,483 shares of common stock issued and outstanding, outstanding options to purchase 4,415,734 shares of common stock and outstanding warrants to purchase 9,548,969 shares of common stock. The issuance of shares upon exercise of our outstanding options and warrants will cause immediate and substantial dilution to our stockholders. In addition, under our publicly traded warrants (including additional warrants sold privately that have registration rights), in the event of a “Fundamental Transaction” (as defined in the related warrant agreement, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our common stock), each warrant holder will have the right at any time prior to the consummation of the Fundamental Transaction to require us to repurchase the warrant for a purchase price in cash equal to the Black Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such warrant on the date of such Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations.

We may require additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) and which would dilute the ownership held by our stockholders.

We may need to raise funds through either debt or the sale of our shares of our common stock in order to achieve our business goals. Any additional shares issued would further dilute the percentage ownership held by the stockholders. Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares. Our public offerings completed in November 2014 and April 2015, our registered direct public offering (the “Registered Direct Offering”) and concurrent private placement, during November 2015 and our private placement completed in November 2016 resulted in dilution to investors and future offerings of securities could result in further dilution to investors.

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

Our common stock and publicly traded warrants are listed on The NASDAQ Capital Market under the symbols “APDN” and “APDNW,” respectively. For our common stock and publicly traded warrants to continue to be listed on The NASDAQ Capital Market, we must meet the current continued listing requirements. If we were unable to meet these requirements, our common stock and warrants could be delisted from The NASDAQ Capital Market. If our securities were to be delisted from The NASDAQ Capital Market, our securities could begin to trade on the Over-The-Counter Bulletin Board or on one of the markets operated by OTC Markets Group, including OTC Pink (formerly known as the “pink sheets”), as the case may be. In such event, our securities could once again be subject to the “penny stock” rules which among other things require brokers or dealers to approve investors’ accounts, receive written agreements and determine investor suitability for transactions and disclose risks relating to investing in the penny stock market. Any such delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

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

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.  Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks.  The publication of any such commentary regarding us in the future may bring about a temporary, or possibly long term, decline in the market price of our common stock. In the past, the publication of commentary regarding us by a disclosed short seller has been associated with the selling of shares of our common stock in the market on a large scale, resulting in a precipitous decline in the market price per share of our common stock. No assurances can be made that similar declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.  We have identified two persons of interest believed to be involved in publication of such commentary regarding us that occurred in connection with disclosed short-selling in October 2015. The identities of the suspects have been reported to certain federal and state authorities. We are not aware of any actions taken by authorities to date.

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

Our common stock is listed on The NASDAQ Capital Market. The trading price of our common stock has been and may continue to be volatile. In addition, the trading volume of our common stock may fluctuate and cause significant price variations to occur. Volatility in the market price of our common stock may prevent you from being able to sell your shares of common stock at or above the price you paid for your shares of common stock, which may make it more difficult to realize a profit on your investment. A number of factors may affect the market price of our common stock, including, but not limited to, the following:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry or that investors deem comparable to us;

•	conditions that impact demand for our products and services;

•	public reactions to our press releases, other public announcements and filings with the SEC;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel, including management personnel;

•	changes in our capital structure;

•	changes in the price of our warrants or other securities we may issue from time to time;

•	sales of common stock by us, our directors, officers or large stockholders;

•	the expiration of any applicable contractual lock-up agreements;

•	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events;

•	announcements of new products or innovations by us or our competitors and announcements concerning our competitors or our industry in general;

•	difficulties in commercialization and distribution of our products or lower than expected sales volume or revenues;

•	changes in our relationships with manufacturers, suppliers or collaborators, or our inability to supply enough product to meet demand;

•	our ability to obtain additional funding;

•	changes or developments in applicable laws or regulations;

•	any intellectual property infringement actions or other litigation or legal proceeding in which we may become involved;

•	changes in financial estimates or recommendations by securities analysts, or their ceasing to publish research or reports about our business;

•	the trading volume of our common stock; and

•	the appeal and current level of investor interest in the biotechnology/biopharmaceutical capital market sector and in companies in general with business, research strategies and product development pipelines which are similar to us.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

Our corporate headquarters is located at the Long Island High Technology Incubator (“LIHTI”), which is located on the campus of Stony Brook University at 50 Health Sciences Drive, Stony Brook, NY 11790. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2016, with the option to extend the lease for two additional three-year periods. We have exercised our option to extend the lease for one additional three-year period, ending May 31, 2019. The base rent during the additional three-year period is $458,908 per annum. In addition to the office space, we also have 1,500 square feet of laboratory space. The term of the lease commenced on November 1, 2015 and expired on October 31, 2016, and was renewed through October 31, 2017. We also have an operating lease for a laboratory in Calverton, New York that expires on October 31, 2017. As discussed in Note C to the accompanying consolidated financial statements, pursuant to the Asset Purchase Agreement, we entered into a month to month sublease with Vandalia of approximately 5,000 square feet at Vandalia’s office facility in West Virginia which we terminated during December 2015.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was quoted on The Over The Counter Market Group (“OTCQB”) maintained by the National Association of Securities Dealers under the symbol “APDN” through November 14, 2014 and was listed on The NASDAQ Capital Market under the symbol “APDN” on November 17, 2014. Our warrants were listed on The NASDAQ Capital Market under the symbol “APDNW” on November 17, 2014. There is no certainty that the common stock and warrants will continue to be listed or that any liquidity exists for our stockholders, or warrantholders.

The following table sets forth the quarterly quotes of high and low prices for our common stock and warrants on The NASDAQ Capital Market or the OTCQB, as applicable during the fiscal years ended September 30, 2016 and 2015. The following high and low sales prices of our common stock have been adjusted retroactively to reflect a one-for-60 reverse stock split that was effective on October 29, 2014:

	Fiscal 2016		Fiscal 2015

Common Stock:	High	Low	High	Low
First Quarter	$9.70	$2.74	$7.70	$2.02
Second Quarter	$3.74	$2.46	$4.44	$2.54
Third Quarter	$3.50	$2.35	$3.72	$2.27
Fourth Quarter	$3.61	$2.70	$6.60	$2.50

	Fiscal 2016		Fiscal 2015

Warrants:	High	Low	High	Low
First Quarter	$6.35	$0.91	$1.29	$0.50
Second Quarter	$2.35	$1.00	$1.80	$0.80
Third Quarter	$2.06	$0.94	$1.81	$0.85
Fourth Quarter	$1.29	$0.85	$3.80	$0.95

Holders

As of November 28, 2016, we had approximately 601 holders of record of our common stock and 5 holders of record of our publicly traded warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock and warrants is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes certain forward-looking statements that involve risks, uncertainties and assumptions. You should review the Risk Factors section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements. See “Forward-Looking Information” at the beginning of this Form 10-K.

All warrant, option, share and per share information in this report gives retroactive effect to a one-for-60 reverse stock split that was effective on October 29, 2014.

Introduction

Using biotechnology as a forensic foundation, we create unique security solutions addressing the challenges of modern commerce. Whether for supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our plant-based DNA technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength. We are also engaged in the large-scale production of specific DNA sequences using the polymerase chain reaction ("PCR").

General

To date, the substantial portion of our revenues has been generated from sales of our SigNature DNA and SigNature T DNA, our principal supply chain security and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA, SigNature T DNA, DNAnet, digitalDNA, Beacon, and SigNify offerings as well as from the large-scale production of specific DNA sequences using PCR as we work with companies and governments to secure supply chains and restore confidence to products and product labeling throughout the world. We have continued to incur expenses in expanding our business and increasing our personnel to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, microcircuits and other electronics, cash-in-transit, consumer asset marking, printing and packaging businesses and diagnostics and reagents. In the future, we plan to expand our focus to include pharmaceuticals, consumer products, food and beverage, industrial materials, and agrochemicals.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that we and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At September 30, 2016 and 2015, we recorded total deferred revenue of $2,737,588 and $282,050, respectively.

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

Revenue for government contract awards, which supports our development efforts on specific projects, is recognized as milestones are achieved as per the contract. We recognized revenue of approximately $1,064,105 and $2,792,555, from these contract awards during the fiscal years ended September 30, 2016 and 2015, respectively.

We recognize the revenue under our MOU with Dreyfus, when the product has been shipped, as there is no right of return under this arrangement and there is a commitment from their customer to purchase the marked cotton. We have has evaluated the other indicators of gross and net revenue recognition, including whether or not we are the primary obligor and if we have general inventory risk. We do not have any general inventory risk and are not the primary obligor as it relates to the marketing portion of the cotton tagging fee. With respect to our mutual license agreement with Himatsingka America Inc. (formerly known as Divatex Home Fashion, Inc.) (“Himatsingka”), we have carefully evaluated all of the key gross and net revenue recognition indicators and has concluded that the circumstances as they relate to Himatsingka’s portion of the tagging fee are more consistent with those key indicators that support net revenue reporting. On June 29, 2016, Himatsingka waived its portion of the tagging fee for up to $250,000. In addition, the nature of some of our cotton contracts includes extended payment terms that will result in a longer collection period and slower cash inflows. Under our MOU with Dreyfus, as of September 30, 2016 and September 30, 2015 there was $4,621,345 and $2,893,400 included in short term accounts receivable, respectively. As of September 30, 2016 and September 30, 2015 there was $1,535,000 and $1,500,000 included in long-term accounts receivable, respectively. Also, as of September 30, 2016 $2,305,000 was included in deferred revenue for shipments during fiscal 2016. The cotton ginning season in the United States takes place between September and December each year, therefore, revenues from these customer contracts may be seasonal.

Equity Based Compensation

We account for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of our common stock options is estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. We expense stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. We have elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

The fair value for options granted was calculated using the following weighted average assumptions:

	2016	2015
Stock price	$3.05	$2.85
Exercise price	$2.93	$2.85
Expected term	7.89	5.12
Dividend yield	-	-
Volatility	135%	133%
Risk free rate	1.8%	1.7%

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

Level 3 Measurements:

Warrant Liability: Estimated using the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility. An increase or decrease in these inputs could significantly increase or decrease the fair value of the warrant. See Notes H and K to the accompanying consolidated financial statements.

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

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States ("GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include recoverability of long-lived assets, including the values assigned to goodwill, intangible assets and property, plant and equipment, fair value calculations for stock based compensation, contingencies, anticipated collection period of accounts receivable and allowance for doubtful accounts. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

Comparison of the Fiscal Year Ended September 30, 2016 to the Fiscal Year Ended September 30, 2015

Revenues

Product revenues

For the fiscal years ended September 30, 2016 and 2015, we generated $2,538,202 and $5,435,776 in revenues from product sales, respectively. The decrease in product revenues of $2,897,574 or 53% for the fiscal year ended September 30, 2016 is attributable to a decrease in revenue of approximately $2,700,000 in the textile industry for protecting cotton supply chains as well as approximately $249,000 from military contracts due to the consolidation of our contracts with multiple individual suppliers of the DLA to one contract directly with the DLA, as well as other decreases in revenue from another military customer and CVIT of $175,000. These decreases were offset by increases in DNA production of $76,000 and consumer asset marking of $171,000.

Service revenues

For the fiscal years ended September 30, 2016 and 2015, we generated $1,648,225 and $3,572,723 in revenues from sales of services, respectively. The decrease in service revenues of $1,924,498 or 54% for the fiscal year ended September 30, 2016 is attributable to a decrease in the two government contract awards of approximately $1,800,000, of which one expired on July 14, 2016 and the other one in August 2016, as well as a decrease in industrial materials of $108,000 relating to pilots completed during the fiscal year ended September 30, 2015.

Costs and Expenses

Cost of Revenues

Cost of revenues for the fiscal years ended September 30, 2016 and 2015 were $746,582 and $384,269, respectively. The increase in cost of revenues of $362,313, or 94% is attributable to the deployment of cotton DNA transfer devices into the field and increased DNAnet kit sales during fiscal 2016 as compared to fiscal 2015.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended September 30, 2016 decreased by $2,170,859 or 16% to $11,239,397 from $13,410,256 in the same period in 2015. The decrease is primarily attributable to a decrease in stock based compensation expense of $2,068,127, associated to grants to employees that vested immediately during fiscal 2015 whereas the grants to employees during fiscal 2016 have a four year vesting period, as well as stock based compensation expense associated with stock option modifications resulting from the extension of certain stock options, and to a lesser extent, the acceleration of vesting terms.

Research and Development

Research and development expenses increased by $1,116,503 or 43% for the fiscal year ended September 30, 2016 compared to the same period in 2015 to $3,693,810 from $2,577,307. The increase is primarily attributable to development costs incurred in relation to the two government development contract awards, as well as costs related to the cooperative research and development agreement with the USDA for enhanced cotton genotyping.

 Depreciation and Amortization

 Depreciation and amortization increased by $215,855 or 44% compared to the same period in 2015 from $490,641 for the fiscal year ended September 30, 2015 to $706,496 for the fiscal year ended September 30, 2016.The increase is attributable to depreciation and amortization expense for the lab equipment purchased during the fiscal year ended September 30, 2016 and a full year of amortization on the customer relationships and technology purchased from Vandalia during September 2015.

Interest Income (Expenses)

Interest income (expense) for the fiscal year ended September 30, 2016, increased to income of $11,004 from expense of $23,468 in the same period of 2015. The increase in interest income was due to the return of escrow funds associated with the Vandalia Asset Purchase Agreement.

Loss from Change in Fair Value of Warrant Liability

Loss from change in fair value of warrant liability during the fiscal year ended September 30, 2015 was $2,994,540. This change in fair value related to warrants containing certain reset provisions which required us to classify them as liabilities, mark the warrants to market and record the change in fair value at each reporting period, and upon exercise as a non-cash adjustment to our current period operations. As discussed in Note H of the accompanying consolidated financial statements, on November 21, 2014, we repurchased the remaining outstanding Series B Warrants.

Net Loss

Net loss increased $294,842, or 2% to $12,175,979 for the fiscal year ended September 30, 2016 compared to $11,881,137 for the fiscal year ended September 30, 2015 due to the factors noted above.

Recent Accounting Pronouncements

See Note B, "Recent Accounting Principles," to the accompanying consolidated financial statements for a description of accounting standards which may impact our consolidated financial statements in future reporting periods.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of September 30, 2016, we had working capital of $7,267,005. For the fiscal year ended September 30, 2016, we used cash of $9,896,727 consisting primarily of our loss of $12,175,979, net with non-cash adjustments of $706,496 in depreciation and amortization charges, $2,038,830 for stock-based compensation, $5,520 loss on sale of property plant and equipment, $78,130 in common stock issued for consulting services and $116,825 of bad debt expense. Additionally, we had a net increase in operating assets of $2,878,753 and a net increase in operating liabilities of $2,202,204. Cash used in investing activities was $779,762, consisting of $112,403 for the purchase of intangibles assets and $672,859 for the purchase of property, plant and equipment. Cash provided by financing activities was $7,843,579, which included $7,853,155 in net proceeds from the sale of common stock and warrants related to one public offering with concurrent private placement, $4,410 of proceeds from the exercise of warrants, offset by $13,986 of deferred offering costs.

At September 30, 2016, there was approximately $1.5 million included in the long-term accounts receivable relating to a customer from the cotton industry that purchased SigNature T DNA to mark the cotton supply chain.  The nature of this contract includes extended payment terms that will result in a longer collection period and slower cash inflows, which will affect our liquidity and capital resources.

We have recurring net losses, which have resulted in an accumulated deficit of $223,817,388 as of September 30, 2016. We have incurred a net loss of $12,175,979 for the fiscal year ended September 30, 2016.  At September 30, 2016 we had cash and cash equivalents of $4,479,274. Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity securities. As discussed in Note J, to the accompanying consolidated financial statements, during the fiscal year ended September 30, 2016, we closed on a registered direct public offering and concurrent private placement of common stock and warrants for gross proceeds of approximately $8.75 million before deducting underwriting discounts and offering expenses.

In addition, on November 7, 2016, we closed a private placement of common stock and warrants to purchase common stock, for aggregate gross proceeds of approximately $5 million, before deducting placement agent fees and offering expenses.

We expect to finance operations primarily through cash received from the November 2016 private placement as well as collection of our current accounts receivables. We estimate that we will have sufficient cash and cash equivalents to fund operations for the next twelve months from the balance sheet date.

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

We expect capital expenditures to be less than $300,000 in fiscal 2017. Our primary investments will be in laboratory equipment to support prototyping, manufacturing, our authentication services, and outside services for our detector and reader development.

Substantially all of the real property used in our business is leased under operating lease agreements.

Recent Debt and Equity Financing Transactions

Fiscal 2016

On November 23, 2015, we entered into a securities purchase agreement with certain institutional investors providing for the purchase and sale of 2,500,000 shares of our common stock at a price of $3.49 per share in the Registered Direct Offering. In the concurrent Private Placement, we sold to each investor that purchased shares in the Registered Direct Offering warrants to purchase our common stock, each exercisable for 0.5 shares of common stock, in the amount of one warrant for each share of common stock purchased by such investor in the Registered Direct Offering, aggregating to 1,250,000 shares of our common stock issuable upon exercise of such warrants. Such warrants were sold at a price of $0.01 per warrant, with an exercise price of $4.30 per share of common stock issuable upon exercise of such warrants, subject to adjustment as provided therein. The warrants will be exercisable beginning six months following the closing date of the Registered Direct Offering and the Private Placement and will expire upon the close of business on the date that is five years from the date on which they become exercisable. The aggregate gross proceeds to us from the Registered Direct Offering and concurrent private placement before deducting the placement agent fees and offering expenses, were $8.75 million (excluding proceeds from any future exercises of such warrants).

In connection with our entry into the securities purchase agreement with certain institutional investors as part of the Registered Direct Offering and the Private Placement, we agreed not to enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or common stock equivalents for a period of 90 days following the closing of the offerings.

In connection with the closing of the Registered Direct Offering and the Private Placement, as partial compensation, on November 25, 2015, we granted warrants to purchase 50,000 shares of common stock to our placement agent. These warrants have an exercise price of $4.03 (115% of the public offering price), subject to adjustment as set forth therein, are exercisable beginning six months following the closing date of the Private Placement and expire at 5:00 PM (Eastern Standard Time) on November 25, 2020.

Fiscal 2015

On November 20, 2014, we closed our underwritten public offering of 2,800,000 shares of common stock and warrants to purchase up to an aggregate of 2,800,000 shares of common stock for gross proceeds of $9.1 million before deducting underwriting discounts and offering expenses. We utilized $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note H to the accompanying consolidated financial statements. The combined price for each share of common stock and warrant was $3.25. The warrants may be exercised for a period of five years and have an exercise price of $3.50 per share. In connection with the offering, we granted to the underwriters a 45-day option to purchase up to 420,000 additional shares of common stock at $3.24 per share and/or up to 420,000 additional warrants at $0.01 per share to cover over-allotments, if any. Our Chief Executive Officer and an affiliated company of a member of our board of directors participated in this underwritten public offering. On December 19, 2014, we closed on the underwriters’ exercise of its over-allotment option of 416,850 warrants for gross proceeds of $4,169 and on December 30, 2014, we closed on the underwriters’ additional exercise of its over-allotment option of 52,000 shares of common stock for gross proceeds of $168,400.  The total number of common stock and warrants issued under this offering, including the exercise of the over-allotment option was 2,852,000 and 3,216,850, respectively.  The gross proceeds to us were $9.3 million and net proceeds after deducting underwriting discounts, offering expenses and the repurchase of the remaining Series B Warrants from Crede was approximately $3.69 million.

In connection with the closing of this underwritten public offering, on November 20, 2014, we granted 128,800 warrants to purchase common stock to our underwriters as partial compensation. These warrants have an exercise price of $3.73 (115% of the public offering price) and expire on November 14, 2019.

On April 1, 2015, we closed our underwritten public offering of 4,011,000 shares of common stock and warrants to purchase up to an aggregate of 1,604,400 shares of common stock, at $3.00 ($2.99 for one share of common stock and $0.01 for one warrant) (“combined offering price”), including 191,000 shares and 76,400 warrants sold pursuant to the partial exercise of the underwriters’ over-allotment option. The warrants have a per share exercise price of $3.50, are exercisable immediately, and expire on November 20, 2019. The gross proceeds to us from this offering, including the partial exercise of the over-allotment option but before deducting the underwriting discount and offering expenses, is $12.0 million. In connection with the offering, we granted to the underwriters a 45-day option to purchase up to 573,000 additional shares of common stock and up to 229,200 additional warrants to cover over-allotments, if any. On April 30, 2015, we closed on the underwriters’ exercise of its over-allotment option of 87,000 shares of common stock and 152,800 warrants for gross proceeds of $263,950.

In connection with the closing of this underwritten public offering, as partial compensation, on April 1, 2015, we granted up to 163,720 warrants to purchase common stock to its underwriters. These warrants have an exercise price of $3.44 (115% of the public offering price) and expire on March 27, 2020.

Subsequent Events

On November 2, 2016, we entered into a securities purchase agreement (“Securities Purchase Agreement”) with funds managed by Sabby Management, LLC (collectively, the “Investors”). Pursuant to the Securities Purchase Agreement, the Investors agreed to purchase, in a private placement (the “Private Placement”), 2,272,727 shares (the “Shares”) of our common stock, $.001 par value (“Common Stock”), and warrants to purchase 2,272,727 shares of Common Stock (“Warrants”). The aggregate gross proceeds of the Private Placement were approximately $5.0 million before deducting the placement agents’ fee and other placement expenses.

Each Warrant will be exercisable for one share of our Common Stock and will have the same terms as our existing publicly traded warrants that are currently listed on The NASDAQ Capital Market under the symbol “APDNW”, with an exercise price of $3.50 and an expiration date of November 20, 2019. The combined price per share for the Common Stock and the Warrant will be $2.20. The Private Placement closed on November 7, 2016 (the “Closing Date”).

Pursuant to a Placement Agency Agreement with us, the placement agents for the Private Placement were Maxim Group LLC, as Lead Placement Agent, and Imperial Capital, LLC, as Co-Placement Agent, (collectively, “Placement Agents”) who received a cash fee of 7.0% of the gross proceeds of the Private Placement, and who were also granted warrants to purchase that number of shares of Common Stock equal to 3.0% of the Shares sold in the Private Placement (“Placement Agent Warrants”). The Placement Agent Warrants are non-exercisable for 180 days from the Closing Date, have an exercise price equal to 115% of the offering price of the Shares and terminate on the five year anniversary of the Closing Date. In addition, we agreed to reimburse the Placement Agents for out-of-pocket expenses actually incurred in an amount not to exceed $50,000, $15,000 of which will be paid to reimburse the Investors for legal and due diligence fees and expenses.

We intend to use the aggregate net proceeds from the Private Placement for general corporate purposes, including working capital, capital expenditures, business development and research and development.

Pursuant to a registration rights agreement between us and the Investors, we agreed to file a registration statement by December 7, 2016 and to use our best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) by January 6, 2017 (or by February 6, 2017 in the event of a “full review” by the SEC). In the event the registration statement fails to be filed or to be declared effective within the applicable time periods, we will be subject to monthly damages equal to 2% of the purchase price of the securities not covered by an effective registration statement. We plan to file a registration statement for the securities sold in the Private Placement on Form S-3 by December 7, 2016. Upon effectiveness of the registration statement, it is expected that the Common Stock and Warrants issued in the Private Placement will be freely tradeable on The NASDAQ Capital Market under the symbols “APDN” and “APDNW”, respectively. Any offering of the securities pursuant to the resale registration statement will only be by means of a prospectus.

The Securities Purchase Agreement contains customary representations, warranties and agreements by us and customary conditions to closing. Under the Securities Purchase Agreement, we agreed not to issue additional Common Stock or securities convertible into Common Stock for a period of one hundred twenty (120) days after the Effective Date, as defined in the Securities Purchase Agreement (the “Restricted Period”), except for, among other customary exclusions, issuances pursuant to our stock or option plan (provided that issuances to consultants will not exceed 50,000 shares in the aggregate during the Restricted Period). Further, we agreed not to effect any issuance of Common Stock or securities convertible into Common Stock involving a Variable Rate Transaction, as defined in the Securities Purchase Agreement, while the Investor holds any Warrants. In addition, pursuant to the Securities Purchase Agreement, upon any Subsequent Financing, as defined in the Securities Purchase Agreement, during the period ending on the nine (9) month anniversary of the Effective Date, the Investors shall have the right to participate in up to an amount equal to 25% of the Subsequent Financing; provided that no Investor shall have such participation right to the extent that after giving effect to such participation, such Investor (together with such Investor’s affiliates, and any persons acting as a group together with such Investor or its affiliates) would beneficially own in excess of 9.99% of the Common Stock outstanding immediately after giving effect to the Subsequent Financing.

In connection with the Private Placement, we and each of our executive officers, directors and certain stockholders have entered into lock-up agreements with the Lead Placement Agent (the “Lock-Up Agreements”) and have agreed, subject to certain exceptions set forth in the Lock-Up Agreements, not to offer, sell, agree to offer or sell, solicit offers to purchase, grant any call option or purchase any put option with respect to, pledge, borrow, or otherwise dispose of any Common Stock of, warrant to purchase Common Stock or other security convertible into, or exercisable or exchangeable for Common Stock, or equity securities, or establish or increase any “put equivalent position” or liquidate or decrease any “call equivalent position” with respect to any relevant security or otherwise enter into any swap, derivative or other transaction or arrangement that transfers to another, in whole or in part, any economic consequence of ownership of a relevant security for 180 days from the date of the final prospectus filed with the SEC without the prior written consent of the Lead Placement Agent. Notwithstanding the foregoing, if (a) we issue an earnings release or other press release of material information, or a material event relating to us occurs, during the last 17 days of the lock-up period, or (b) prior to the expiration of the lock-up period, we announce that we will release earnings results during the 16-day period beginning on the last day of the lock-up period, the restrictions described above shall continue to apply until the expiration of the 18-day period beginning on the issuance of the earnings releases or other press release or the occurrence of the material event, unless the Lead Placement Agent waives that extension.

Product Research and Development

We anticipate spending approximately $2,500,000 for product research and development activities during the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant during the fiscal years ended September 30, 2016 and 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-25 following the Exhibit Index.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including, our Chief Executive Officer, along with the Chief Financial Officer, on September 30, 2016, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of September 30, 2016. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2016. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes, in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 30, 2016. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	We have filed the following documents as part of this Form 10-K:

1.	Consolidated Financial Statements

Our consolidated financial statements at September 30, 2016 and 2015 and for the years ended September 30, 2016 and 2015, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

APPLIED DNA SCIENCES, INC.

Date: December 6, 2016	/s/ James A. Hayward
James A. Hayward
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer),	December 6, 2016
James A. Hayward	President, Chairman of the Board of Directors and Director

/s/ BETH M. JANTZEN	Chief Financial Officer (Principal Financial Officer and	December 6, 2016
Beth M. Jantzen	Principal Accounting Officer)

/s/ JOHN BITZER, III	Director	December 6, 2016
John Bitzer, III

/s/ ROBERT CATELL	Director	December 6, 2016
Robert Catell
/s/ JOSEPH D. CECCOLI	Director	December 6, 2016
Joseph D. Ceccoli

/s/ CHARLES S. RYAN	Director	December 6, 2016
Charles S. Ryan

/s/ YACOV A. SHAMASH	Director	December 6, 2016
Yacov A. Shamash

/s/ SANFORD R. SIMON	Director	December 6, 2016
Sanford R. Simon

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	File No.	Date Filed
3.1	Certificate of Incorporation	8-K	3.1	002-90539	1/16/2009
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.1	002-90539	6/30/2010
3.3	Second Certificate of Amendment of Certificate of Incorporation	8-K	3.1	002-90539	1/30/2012
3.4	Third Certificate of Amendment of Certificate of Incorporation	8-K	3.1	002-90539	10/29/2014
3.5	Form of Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	002-90539	11/29/2012
3.6	Form of Certificate of Designations of the Series B Convertible Preferred Stock	8-K	3.1	002-90539	7/22/2013
3.7	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Form of Underwriter’s Warrant to be issued to Maxim Group LLC	S-1/A	10.26	333-199121	10/30/2014
4.2	Form of Senior Indenture, to be entered into between Applied DNA Sciences, Inc. and the Trustee designated therein	S-3	4.1	333-202432	3/2/2015
4.3	Form of Subordinated Indenture, to be entered into between Applied DNA Sciences, Inc. and the Trustee designated therein	S-3	4.3	333-202432	3/2/2015
4.4	Form of Underwriter’s Warrant	8-K	4.1	001-36745	3/27/2015
4.5	Form of Purchase Warrant	8-K	4.1	001-36745	11/23/2015
4.6	Form of Placement Agent Warrant issued to Maxim Group LLC	8-K	4.2	001-36745	11/23/2015
4.7	Form of Placement Agent Warrant issued to Maxim Group LLC and Imperial Capital, LLC	8-K	4.1	001-36745	11/2/2016
10.1†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan and form of employee stock option agreement thereunder, as amended and restated as of January 21, 2015	10-K	10.1	001-36745	12/14/2015
10.2*	Joint Development and Marketing Agreement, dated April 18, 2007 by and between Applied DNA Sciences and International Imaging Materials, Inc.	8-K	10.1	002-90539	4/24/2007
10.3	Form of Subscription Agreement, dated July 15, 2011, by and among Applied DNA Sciences, Inc. and the investors named on the signature pages thereto	10-K	10.28	002-90539	12/9/2011
10.4	Form of Warrant, dated July 15, 2011, issued to the investors named on the signature pages	10-K	10.29	002-90539	12/9/2011
10.5†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	5.02	001-36745	8/2/2016
10.6*	Exclusive Sales Agreement dated November 1, 2011 by and between Applied DNA Sciences, Inc. and Nissha Printing Co., Ltd.	10-Q	10.1	002-90539	2/14/2012
10.7	Software Distribution Agreement, dated as of January 25, 2012, by and between Applied DNA Sciences, Inc. and DivineRune, Inc.	10-Q	10.1	002-90539	5/15/2012
10.8	Form of Subscription Agreement dated June 21, 2012, by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereto	10-K	10.37	002-90539	12/20/2013
10.9†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	File No.	Date Filed
10.10	Asset Purchase Agreement dated May 10, 2013, between Applied DNA Sciences, Inc. and RedWeb Technologies Limited	10-Q	10.1	002-90539	8/13/2013
10.11	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	8/13/2013
10.12*	Term sheet for Mutual Cooperation with Borealis AG dated March 31, 2014	8-K/A	10.1	002-90539	7/22/2014
10.13	Form of Subscription Agreement dated June 3, 2014	8-K	10.1	002-90539	6/6/2014
10.14	Form of Warrant dated June 3, 2014	8-K	10.2	002-90539	6/6/2014
10.15	Form of Award/Contract issued by U.S. Missile Defense Agency dated July 14, 2014	8-K	10.1	002-90539	7/18/2014
10.16	Form of Promissory Note	8-K	10.1	002-90539	9/17/2014
10.17	Form of Award/Contract awarded by Office of Secretary of Defense on behalf of Defense Logistics Agency dated August 28, 2014	8-K/A	10.1	002-90539	9/8/2014
10.18	Warrant Repurchase Option Agreement dated October 28, 2014 between Applied DNA Sciences, Inc. and Crede CG III, Ltd.	S-1/A	10.28	333-199121	10/30/2014
10.19	Letter Agreement dated November 11, 2014 between Applied DNA Sciences, Inc. and James A. Hayward regarding Exchange of 12.5% Promissory Note	S-1/A	10.29	333-199121	11/12/2014
10.20	Underwriting agreement between Applied DNA Sciences, Inc. and Maxim Group LLC dated November 17, 2014	S-1/A	1.1	333-199121	11/12/2014
10.21	Form of Warrant Agreement between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	S-1/A	10.25	002-90539	11/12/14
10.22	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.23*	Mutual License Agreement dated March 25, 2015 between Applied DNA Sciences, Inc. and Divatex Home Fashion, Inc.	10-Q	10.1	001-36745	5/11/2015
10.24	Underwriting Agreement dated March 27, 2015, between Applied DNA Sciences, Inc. and Maxim Group LLC, as representative of the underwriters named on Schedule A thereto.	8-K	1.1	001-36745	3/27/2015
10.25**	Asset Purchase Agreement dated September 11, 2015 between Applied DNA Sciences, Inc. and Vandalia Research, Inc.	8-K	2.1	001-36745	9/17/2015
10.26	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated November 23, 2015	8-K/A	10.1	001-36745	11/23/2015
10.27	Form of Securities Purchase Agreement	8-K/A	10.2	001-36745	11/23/2015
10.28	Placement Agency Agreement between Maxim Group LLC, Imperial Capital, LLC and Applied DNA Sciences, Inc. dated November 2, 2016	8-K	10.1	001-36745	11/2/2016
10.29	Securities Purchase Agreement dated November 2, 2016	8-K	10.2	001-36745	11/2/2016
10.30	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.31	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
21.1	Subsidiaries of Applied DNA Sciences, Inc.	S-1/A	21.1	333-199121	10/30/2014
23.1	Consent of Marcum LLP					Filed
101 INS	XBRL Instance Document					Filed
101 SCH	XBRL Taxonomy Extension Schema Document					Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101 DEF	XBRL Taxonomy Extension Definitions Linkbase Document					Filed
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document					Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

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

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Applied DNA Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied DNA Sciences, Inc., as of September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

Melville, NY

December 6, 2016

APPLIED DNA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND 2015

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4,479,274	$7,312,184
Accounts receivable, net of allowance of $32,965 and $7,140 at September 30, 2016 and 2015, respectively	6,374,895	3,929,517
Inventories	297,759	-
Prepaid expenses and other current assets	200,006	293,351
Total current assets	11,351,934	11,535,052

Property, plant and equipment, net of accumulated depreciation of $1,263,200 and $852,867 at September 30, 2016 and 2015, respectively	792,499	572,107

Other assets:
Long term accounts receivables	1,535,000	1,500,000
Deposits	61,126	62,988
Deferred offering costs	13,986	-
Goodwill	285,386	285,386

Intangible assets, net of accumulated amortization of $423,649 and $238,368, as of September 30, 2016 and 2015, respectively	1,525,900	1,598,779

Total Assets	$15,565,831	$15,554,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,247,341	$2,385,006
Deferred revenue	1,837,588	282,050
Total current liabilities	4,084,929	2,667,056

Long term accounts payable	215,500	320,400
Long term deferred revenue	900,000	-

Total liabilities	5,200,429	2,987,456

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of September 30, 2016 and 2015	-	-
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2016 and 2015	-	-
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2016 and 2015	-	-

Common stock, par value $0.001 per share; 500,000,000 shares authorized; 24,078,756 and 21,504,578 shares issued and outstanding as of September 30, 2016 and 2015, respectively	24,079	21,505
Additional paid in capital	234,158,711	224,186,760
Accumulated deficit	(223,817,388)	(211,641,409)

Total stockholders’ equity	10,365,402	12,566,856

Total Liabilities and Stockholders’ Equity	$15,565,831	$15,554,312

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
Revenues:

Product revenues	$2,538,202	$5,435,776
Service revenues	1,648,225	3,572,723

Total revenues	4,186,427	9,008,499

Cost of revenues	746,582	384,269

Operating expenses:
Selling, general and administrative	11,239,397	13,410,256
Research and development	3,693,810	2,577,307
Depreciation and amortization	706,496	490,641

Total operating expenses	15,639,703	16,478,204

LOSS FROM OPERATIONS	(12,199,858)	(7,853,974)

Other (expense) income:
Interest income (expense), net (including related party interest of $31,875 for the year ended September 30, 2015)	11,004	(23,468)
Other income (expense), net	12,875	(28,313)
Loss on conversion of Promissory notes	-	(980,842)
Loss on change in fair value of warrant liability	-	(2,994,540)

Loss before provision for income taxes	(12,175,979)	(11,881,137)

Provision for income taxes	-	-

NET LOSS	$(12,175,979)	$(11,881,137)

Net loss per share-basic and diluted	$(0.51)	$(0.63)

Weighted average shares outstanding-basic and diluted	23,693,096	18,938,283

See the accompanying notes to the consolidated financial statements

 APPLIED DNA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED SEPTEMBER 30, 2016 and 2015

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance, October 1, 2014	13,935,954	$13,937	$198,277,859	$(199,760,272)	$(1,468,476)
Other	6,440	6	(6)	—	—
Exercise of warrants and options cashlessly	4,376	4	(4)	—	—
Common stock issued for consulting services	40,500	41	136,240	—	136,281
Shares issued in underwritten public offerings, net of offering costs	6,950,000	6,950	18,926,364	—	18,933,314
Shares and warrants issued upon conversion of promissory notes and accrued interest	567,308	567	2,824,024	—	2,824,591
Stock based compensation expense	—		4,022,283	—	4,022,283
Net loss	—	—	—	(11,881,137)	(11,881,137)
Balance, September 30, 2015	21,504,578	$21,505	$224,186,760	$(211,641,409)	$12,566,856
Exercise of warrants and options cashlessly	48,918	49	(49)	—	—
Common stock issued for consulting services	24,000	24	78,106	—	78,130
Shares issued in underwritten public offerings, net of offering costs	2,500,000	2,500	7,850,655	—	7,853,155
Exercise of warrants for cash	1,260	1	4,409	—	4,410
Stock based compensation expense	—	—	2,038,830	—	2,038,830
Net loss	—	—	—	(12,175,979)	(12,175,979)
Balance, September 30, 2016	24,078,756	$24,079	$234,158,711	$(223,817,388)	$10,365,402

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(12,175,979)	$(11,881,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	706,496	490,641
Stock based compensation expense	2,038,830	4,022,283
Change in fair value of warrant liability	-	2,994,540
Loss on sale of property, plant and equipment	5,520	-
Loss on conversion of promissory notes	-	980,842
Common stock issued for consulting services	78,130	136,281
Security deposit write-off	10,000	-
Provision for bad debts	116,825	34,996
Change in operating assets and liabilities:
Accounts receivable	(2,597,203)	(4,635,445)
Prepaid expenses, other current assets and deposits	16,209	(78,587)
Inventories	(297,759)	30,000
Accounts payable and accrued liabilities	(253,333)	1,241,052
Deferred revenue	2,455,537	(301,312)
Net cash used in operating activities	(9,896,727)	(6,965,846)

Cash flows used in investing activities:
Proceeds from sale of property, plant and equipment	5,500	-
Purchase of assets under asset purchase agreement	-	(1,500,000)
Purchase of intangible assets	(112,403)	(286,953)
Purchase of property, plant and equipment	(672,859)	(351,615)
Net cash used in investing activities	(779,762)	(2,138,568)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	7,853,155	19,114,418
Proceeds from exercise of warrants	4,410	-
Deferred offering costs	(13,986)	-
Purchase and cancellation of previously issued warrants	-	(4,090,952)
Net cash provided by financing activities	7,843,579	15,023,466

Net (decrease) increase in cash and cash equivalents	(2,832,910)	5,919,052
Cash and cash equivalents at beginning of year	7,312,184	1,393,132
Cash and cash equivalents at end of year	$4,479,274	$7,312,184

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for interest	$-	$-
Cash paid during year for income taxes	$-	$-

Non-cash investing and financing transactions:
Common stock and warrants issued upon conversion of promissory notes payable and accrued interest	$-	$1,843,750
Property, plant and equipment acquired, and included in accounts payable	$10,767	$1,500
Intangible assets acquired, and included in accounts payable	$-	$11,845
Common stock issued for cashless exercise of options	$49	$4
Reclassification of deferred offering costs to additional paid in capital	$-	$181,104

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE A – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $223,817,388 as of September 30, 2016. The Company incurred a net loss of $12,175,979 and generated negative operating cash flow of $9,896,727 for the fiscal year ended September 30, 2016.  At September 30, 2016 the Company had cash and cash equivalents of $4,479,274 and working capital of $7,267,005. The Company’s current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed in Note J, during the fiscal year ended September 30, 2016, the Company closed on a registered direct public offering and concurrent private placement of common stock and warrants for gross proceeds of approximately $8.75 million before deducting underwriting discounts and offering expenses.

In addition, on November 7, 2016, the Company closed a private placement of common stock and warrants to purchase common stock, for aggregate gross proceeds of approximately $5 million, before deducting placement agent fees and offering expenses (See Note J).

The Company expects to finance operations primarily through cash received from the November 2016 private placement as well as collection of its current accounts receivables. The Company estimates that it will have sufficient cash and cash equivalents to fund operations for the next twelve months from the Balance Sheet date.

The Company may require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company’s operating expenses. If revenues are not sufficient to cover the Company's operating expenses, and if the Company is not successful in obtaining the necessary additional financing, it will most likely be forced to reduce operations.

NOTE B – SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

On September 16, 2002, the Company was incorporated under the laws of the State of Nevada. Effective December 17, 2008, the Company reincorporated from the State of Nevada to the State of Delaware. The Company is principally devoted to developing and marketing plant-based or other DNA technology solutions in the United States, Europe and Asia. To date, the Company has had a limited operating history with its current business model, and as a result, its operations have produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a biotechnology company.

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

SEPTEMBER 30, 2016

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include recoverability of long-lived assets, including the values assigned to goodwill, intangible assets and property, plant and equipment, fair value calculations for warrants and stock based compensation, contingencies, anticipated collection periods for accounts receivables and allowance for doubtful accounts. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At September 30, 2016 and 2015, the Company recorded total deferred revenue of $2,737,588 and $282,050, respectively.

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per the contract. The Company recognized revenue of approximately $1,064,105 and $2,792,555 from these contract awards during the fiscal years ended September 30, 2016 and 2015, respectively.

The Company recognizes the revenue under its memorandum of understanding (“MOU”) with LD Commodities Cotton LLC (“Dreyfus”), when the product has been shipped, as there is no right of return under this arrangement and there is a commitment from their customer to purchase the marked cotton. The Company has evaluated the other indicators of gross and net revenue recognition, including whether or not the Company is the primary obligor and if it has general inventory risk. The Company does not have any general inventory risk and is not the primary obligor as it relates to the marketing portion of the cotton tagging fee. With respect to the Company’s mutual license agreement with Himatsingka America Inc. (formerly known as Divatex Home Fashion, Inc.) (“Himatsingka”), the Company has carefully evaluated all of the key gross and net revenue recognition indicators and has concluded that the circumstances as they relate to Himatsingka’s portion of the tagging fee are more consistent with those key indicators that support net revenue reporting. On June 29, 2016, Himatsingka waived its portion of the tagging fee for up to $250,000. In addition, the nature of some of the Company’s cotton contracts includes extended payment terms that will result in a longer collection period and slower cash inflows. Under the Company’s MOU with Louis Dreyfus commodities, as of September 30, 2016 and 2015 there was $4,621,345 and $2,893,400, included in short term accounts receivable, respectively. As of September 30, 2016 and 2015 there was $1,535,000 and $1,500,000 included in long-term accounts receivable, respectively. Also, as of September 30, 2016 $2,305,000 was included in deferred revenue for shipments during fiscal 2016. The cotton ginning season in the United States takes place between September and December each year, therefore, revenues from these customer contracts may be seasonal.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

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

At September 30, 2016 and 2015, the Company has an allowance for doubtful accounts of $32,965 and $7,140, respectively. The Company writes-off receivables that are deemed uncollectible.

Inventories

Inventories, which consist primarily of raw materials and finished goods, are stated at the lower of cost or market, which cost determined by using the first-in, first-out (FIFO) method.

Deferred offering costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity offerings. Deferred offering costs will be charged against the proceeds from equity offerings. At September 30, 2016 deferred offering costs were $13,986 and were reclassified to equity upon the closing of the November 7, 2016 private placement (see Note J).

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, warrants, equity based compensation and depreciation and amortization. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fiscal years ended September 30, 2016 and 2015, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for fiscal year 2017, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods. Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision. The Company did not have any accrued interest or penalties as of September 30, 2016 and 2015. Tax years 2012 through 2015 remain subject to future examination by the applicable taxing authorities.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 to 5 years and leasehold improvements are amortized over the shorter of their useful life or the lease terms. Property plant and equipment consist of:

	September 30,
	2016	2015
Computer equipment	$70,134	$43,718
Lab equipment	1,651,400	1,069,541
Furniture	44,592	44,592
Leasehold improvements	289,573	267,123
Total	2,055,699	1,424,974
Accumulated depreciation	1,263,200	852,867
Property, plant and equipment, net	$792,499	$572,107

Depreciation expense for the fiscal years ended September 30, 2016 and 2015 were $452,212 and $393,750, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. As of September 30, 2016 and 2015, the Company concluded that its long-lived assets were not required to be tested for recoverability.

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

SEPTEMBER 30, 2016

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Net Loss per Share, continued

For the years ended September 30, 2016 and 2015, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the fiscal years ended September 30, 2016 and 2015 are as follows:

	2016	2015
Warrants	7,208,060	6,027,654
Employee options	4,403,234	3,458,905
	11,611,294	9,486,559

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options is estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified in cash flows from financing activities. The future realization of the reserved deferred tax assets related to these tax benefits associated with the exercise of stock options will result in a credit to additional paid in capital if the related tax deduction reduces taxes payable. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefit would be recognized in additional paid-in-capital only if an incremental tax benefit is realized after considering all other benefits presently available.

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

The Company’s revenues earned from sale of products and services for the fiscal years ended September 30, 2016 included an aggregate of 75% from three customers of the Company’s total revenues. These three customers accounted for approximately 20% of the Company’s total accounts receivable at September 30, 2016. At September 30, 2016, one customer accounted for an aggregate of 78% of the Company’s total accounts receivable.

The Company’s revenues earned from sale of products and services for the fiscal year ended September 30, 2015 included an aggregate of 79% from two customers of the Company’s total revenues. These two customers accounted for approximately 90% of the Company’s total accounts receivable at September 30, 2015.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the fiscal years ended September 30, 2016 and 2015, the Company incurred research and development expenses of $3,693,810 and $2,577,307, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $245,281 and $158,373, as advertising costs for the fiscal years ended September 30, 2016 and 2015, respectively.

Goodwill and Other Intangible Assets

The Company amortizes its intangible assets using the straight-line method over their estimated period of benefit. All of the Company’s intangible assets, except for goodwill are subject to amortization.

Goodwill and other intangible assets arise as a result of business acquisitions. Goodwill consists of the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities.

The Company evaluates goodwill for impairment at least annually. The Company also reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that it is more likely than not their carrying amount may exceed their implied fair value. The Company quantitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the quantitative assessments including future earnings, long-term strategies, and the Company's annual planning and forecasts. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the quantitative assessments could be adversely affected and have a material effect upon the Company's financial condition and results of operations. As of September 30, 2016 and 2015 goodwill and other intangible impairment assessments indicated that there was no impairment.

Internally Developed Software

Internally developed software products, consist of capitalized costs associated with the development of computer software to be sold, leased or otherwise marketed. Software development costs associated with new products are expensed as incurred until technological feasibility, as defined in FASB ASC Topic 985-20, has been established. Costs incurred thereafter are capitalized until the product is made generally available. The stage during the Company's development process for a new product or new release at which technological feasibility requirements are established affects the amount of costs capitalized. Annual amortization of internally developed software products is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be 5 years from the date the product became available for general release to customers. The Company generally recognizes amortization expense for capitalized software costs using the straight-line method. Internally developed software products are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments, continued

Level 3 Measurements:

Warrant Liability: Estimated using the Binomial Lattice option valuation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility. An increase or decrease in these inputs could significantly increase or decrease the fair value of the warrant. See Notes H and K.

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

Recently Accounting Principles

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17").   This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company expects the impact of the adoption of this pronouncement on its consolidated balance sheet to be a reclassification only, and does not expect the pronouncement to have a significant impact.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The FASB issued ASU 2015-16 to simplify US GAAP to require that the acquirer record, in the same period’s financial statements, the effect of changes to provisional, measurement period amounts calculated as if the accounting had been completed at the acquisition date and disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not believe that this pronouncement will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company does not expect the adoption of ASU 2015-11 to have a material effect on its consolidated financial statements.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE B – SUMMARY OF ACCOUNTING POLICIES, continued

Recently Accounting Principles, continued

In June 2014, the FASB issued ASU 2014-12, “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period” (“ASU 2014-12”) which requires performance-based awards with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period to be accounted for as a performance condition. If performance targets are clearly defined and it is probable that the performance condition will be achieved, stock-based expense should be recognized over the remaining requisite service period. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration they expect to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is in the process of evaluating the provisions of ASU 2014-09 and assessing the potential effect on the Company’s consolidated financial position or results of operations.

NOTE C - ASSET PURCHASE AGREEMENT

On September 11, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with Vandalia Research, Inc. a West Virginia corporation (“Vandalia”), and Derek A. Gregg, Vandalia’s Chief Executive Officer and a director of Vandalia, providing for the purchase of substantially all the assets (“Assets”) of Vandalia. The Company completed the acquisition of such Assets on the same date (“Vandalia Asset Acquisition”). The Vandalia Assets relate to the business of producing specific, DNA sequences with the polymerase chain reaction production system known as Triathlon™, including machinery, equipment, inventory, registered and other intellectual property, including patents, trademarks, trade secrets, domain names, copyrights and rights to software, and customer contracts. The Assets also include Vandalia’s rights under a patent license agreement between Marshall University Research Corporation (“Marshall”) and Vandalia pursuant to which the Company will pay to Marshall a royalty of one percent (1%) of the net revenues received by it from the sale of the licensed product. The purchase price for the Assets was $1,500,000, which amount was determined through arms-length negotiation. Of this amount, $500,000 was placed in an escrow account for a period of nine months following the closing to satisfy Vandalia’s indemnification obligations of which $350,000 was released to Vandalia after sixty days. On June 30, 2016, the Company received $50,000 of the remaining funds in escrow to satisfy indeminification obligations and the balance of $100,000 was released to Vandalia. Vandalia and Derek Gregg agreed not to compete with the Company and not to solicit the Company’s employees or customers for a period of five years following the closing. Derek Gregg also entered into a consulting agreement with the Company for a term of twelve months subject to earlier termination by either party upon thirty days’ notice. Pursuant to the Asset Purchase Agreement, the Company entered into a month to month sublease with Vandalia of approximately 5,000 square feet at Vandalia’s office facility at an aggregate monthly rent of $5,416, which the Company terminated during December 2015. Purchase orders of $237,000 were assigned by Vandalia to the Company. Prior to the Vandalia Asset Acquisition, the Company was a customer of Vandalia, paying approximately $230,300 during the fiscal year ended September 30, 2014. The Company entered into this Asset Purchase Agreement in order to be able to increase its capacity for producing DNA, as well as to expand its business and product offerings.

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

The goodwill acquired is the result of expected synergies as well as intangible assets that did not qualify for separation. During the fiscal year ended September 30, 2015, the Company expensed $184,319 of acquisition-related legal costs.  The costs are included in the line item Selling, General & Administrative costs in the accompanying consolidated statements of operations for the fiscal year ended September 30, 2015 .  The amounts of revenue and net income of Vandalia included in the Company’s consolidated statements of operations for the fiscal year ended September 30, 2015 was $175,000 and $102,398, respectively.  The goodwill of $285,386 is fully deductible for tax purposes.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE D – INVENTORIES

Inventories consist of the following:

September 30,
2016
Raw materials	$100,420
Finished goods	197,339
$297,759
Total

NOTE E – INTANGIBLE ASSETS

Intangible assets at September 30, 2016 and 2015 are as follows:

	2016	2015
Internally developed software (5-year useful life)	$411,199	$298,797
Customer relationships (10-year useful life)	621,000	621,000
Intellectual property (5-15 years)	917,350	917,350
	1,949,549	1,837,147
Less:
Accumulated amortization	423,649	238,368
Intangible assets, net	$1,525,900	$1,598,779

Total amortization expense charged to operations for the fiscal years ended September 30, 2016 and 2015 were $254,284 and $96,891, respectively.

The following table presents the estimated amortization expense of the intangible assets for each of the five succeeding years as of September 30, 2016:

Amount

2017	$243,177

2018	197,031

2019	149,357

2020	174,207

2021	174,207

Thereafter	587,921

Total	$1,525,900

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE F – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2016 and 2015 are as follows:

	2016	2015
Accounts payable	$1,530,258	$1,237,973
Accrued salaries payable	678,982	1,002,743
Other accrued expenses	38,101	144,290
Total	$2,247,341	$2,385,006

NOTE G – PROMISSORY NOTES PAYABLE

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

Interest expense for these Notes was $31,875 for the fiscal year ended September 30, 2015.

NOTE H– WARRANT LIABILITY

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE I– RELATED PARTY TRANSACTIONS

As discussed in Note G, on September 11, 2014, the Company issued and sold a promissory note in the aggregate principal amount of $1,000,000 and bearing interest at a rate of 12.5% per annum to Dr. James A. Hayward, the Company’s President, Chairman and Chief Executive Officer. On November 11, 2014, Dr. Hayward agreed to exchange for cancellation of his Note (including principal and accrued interest thereon) for 315,171 shares of common stock and warrants to purchase 315,171 shares of common stock, at a combined price of $3.25, the aggregate public offering price of common stock and warrants issued in the Company’s underwritten public offering which closed on November 20, 2014.

As discussed in Note J, the Company’s Chief Executive Officer and an affiliated company of a member of the Company’s board of directors participated in the Company’s November 20, 2014 underwritten public offering.

NOTE J – CAPITAL STOCK

Common Stock Transactions during and subsequent to the Fiscal Year Ended September 30, 2016:

On November 2, 2016, the Company entered into a securities purchase agreement with an institutional investor providing for the purchase of $5 million of common stock and warrants at a combined price of $2.20 per share of common stock and warrant (the “Private Placement”). In the Private Placement, the Company sold 2,272,727 shares of its common stock and warrants to purchase 2,272,727 shares of its common stock. The warrants have the same terms as the Company's existing publicly traded warrants (APDNW) with an exercise price of $3.50 per share and an expiration date of November 20, 2019. The offering closed on November 7, 2016.

The Company has agreed to file a registration statement providing for the resale of these securities on Form S-3 by December 7, 2016. Upon effectiveness of the registration statement, it is expected that the common stock and warrants issued in the Private Placement will be freely tradeable on The NASDAQ Capital Market under the symbols "APDN" and "APDNW", respectively.

The aggregate gross proceeds to the Company from the Private Placement were $5 million before deducting the placement agents' fee and other offering expenses.

In connection with the closing of this Private Placement, as partial compensation, on November 7, 2016, the Company granted warrants to purchase an aggregate of 68,182 shares of its common stock to the Company's placement agents, Maxim Group LLC and Imperial Capital LLC (the “Placement Agent Warrants”) at an exercise price of $2.53 (115% of the public offering price), subject to adjustment as set forth therein (including for stock dividends and splits and certain other distributions and “Fundamental Transactions,” as defined therein). The Placement Agent Warrants will be exercisable beginning six months following the closing date of the Private Placement and terminate at 5:00 P.M. (Eastern Standard Time) on November 7, 2021. In addition, the Placement Agent Warrants provide for cashless exercise, which the Placement Agents may elect if there is no effective registration statement registering the resale of the shares issuable upon exercise of the Placement Agent Warrants. The number of shares of common stock that may be acquired by the Placement Agents upon any exercise of the Placement Agent Warrants (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise, the total number of shares of common stock then beneficially owned by the Placement Agent and its Affiliates (as defined therein) and any other Persons whose beneficial ownership of common stock would be aggregated with the Placement Agent pursuant to the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of common stock.

On November 23, 2015, the Company entered into a securities purchase agreement with certain institutional investors providing for the purchase and sale of 2,500,000 shares of common stock at a price of $3.49 per share in a registered direct public offering. In a concurrent private placement, the Company sold warrants to purchase 1,250,000 shares of its common stock at a price of $0.01 per warrant, with an exercise price of $4.30 per share. The warrants were exercisable beginning six months following the closing date of the private placement and will expire five years from the date on which they become exercisable. The gross proceeds to the Company from this registered direct offering and private placement before deducting the placement agent fees and offering expenses, is $8.75 million.

In connection with the closing of the registered direct offering and the concurrent private placement, as partial compensation, on November 25, 2015, the Company granted warrants to purchase 50,000 shares of common stock to its placement agent. These warrants have an exercise price of $4.03 (115% of the public offering price), subject to adjustment as set forth therein, will be exercisable beginning six months following the closing date of the Private Placement and expire at 5:00 PM (Eastern Standard Time) on November 25, 2020.

During the fiscal year ended September 30, 2016, the Company granted 24,000 shares of common stock to consultants for a total expense of approximately $78,130 pursuant to the Company's 2005 Incentive Stock Plan.

APPLIED DNA SCIENCES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE J – CAPITAL STOCK, continued

Common Stock Transactions during the Fiscal Year Ended September 30, 2015:

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

On November 20, 2014, the Company closed its underwritten public offering of 2,800,000 shares of common stock and warrants to purchase up to an aggregate of 2,800,000 shares of common stock for gross proceeds of $9.1 million before deducting underwriting discounts and offering expenses. The Company utilized $4,091,000 of the gross proceeds to repurchase the remaining Series B Warrants from Crede, as discussed in Note H. The combined price for each share of common stock and one warrant was $3.25. The warrants may be exercised for a period of five years and have an exercise price of $3.50 per share. In connection with the offering, the Company granted to the underwriters a 45-day option to purchase up to 420,000 additional shares of common stock at $3.24 per share and/or up to 420,000 additional warrants at $0.01 per share to cover over-allotments, if any. The Company’s Chief Executive Officer and an affiliated company of a member of the Company’s board of directors participated in this underwritten public offering. The Company’s common stock and warrants are listed on the Nasdaq Capital Market under the symbols “APDN” and “APDNW”, respectively. On December 19, 2014, the Company closed on the underwriters’ exercise of its over-allotment option of 416,850 warrants for gross proceeds of $4,169 and on December 30, 2014, the Company closed on the underwriters’ additional exercise of its over-allotment option of 52,000 shares of common stock for gross proceeds of $168,480.  The total number of common stock and warrants issued under this offering, including the exercise of the over-allotment option was 2,852,000 and 3,216,850, respectively.  The gross proceeds to the Company was $9.3 million and net proceeds after deducting underwriting discounts, offering expenses and the repurchase of the remaining Series B Warrants from Crede was approximately $3.69 million.

In connection with the closing of this underwritten public offering, on November 20, 2014, the Company granted 128,800 warrants to purchase common stock to its underwriters as partial compensation. These warrants have an exercise price of $3.73 (115% of the public offering price) and expire on November 14, 2019.

See Note G for the common stock and warrants issued in connection with the conversion of the promissory notes.

During the fiscal year ended September 30, 2015, the Company granted 40,500 shares of common stock to consultants for a total expense of approximately $136,281 pursuant to the Company's 2005 Incentive Stock Plan.

On April 1, 2015, the Company closed its underwritten public offering of 4,011,000 shares of common stock and warrants to purchase up to an aggregate of 1,604,400 shares of common stock, at $3.00 ($2.99 for one share of common stock and $0.01 for one warrant) (“combined offering price”), including 191,000 shares and 76,400 warrants sold pursuant to the partial exercise of the underwriters’ over-allotment option. The warrants have a per share exercise price of $3.50, are exercisable immediately, and expire on November 20, 2019. The gross proceeds to the Company from this offering, including the partial exercise of the over-allotment option but before deducting the underwriting discount and offering expenses, were $12.0 million. In connection with the offering, the Company granted to the underwriters a 45-day option to purchase up to 573,000 additional shares of common stock and up to 229,200 additional warrants to cover over-allotments, if any. On April 30, 2015, the Company closed on the underwriters’ exercise of its over-allotment option of 87,000 shares of common stock and 152,800 warrants for gross proceeds of $263,950.

In connection with the closing of this underwritten public offering, as partial compensation, on April 1, 2015, the Company granted up to 163,720 warrants to purchase common stock to its underwriters. These warrants have an exercise price of $3.44 (115% of the public offering price) and expire on March 27, 2020.

APPLIED DNA SCIENCES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE K– STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sales of the Company’s common stock.

Transactions involving warrants (see Note J) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2015	6,027,654	$3.54
Granted	1,300,000	4.29
Exercised	(1,260)	(3.50)
Cancelled or expired	(118,334)	(5.58)
Balance, September 30, 2016	7,208,060	$3.64

 Employee Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan (the “Incentive Plan”). In 2007, 2008, 2012 and 2015, the Board of Directors and holders of a majority of the outstanding shares of common stock approved various increases in the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 8,333,333 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year to 833,334 shares.  The Incentive Plan’s expiration date is January 25, 2025.

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to our success with an award of options to purchase shares of common stock. As of September 30, 2016, a total of 275,752 shares have been issued and options to purchase 4,925,357 shares have been granted under the Incentive Plan.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE K– STOCK OPTIONS AND WARRANTS, continued

Employee Stock Options, continued

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees of the Company under the 2005 Incentive Stock Plan as of September 30, 2016:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$2.59	41,667	3.50	$2.59	41,667	$2.59
$2.66	4,584	3.58	$2.66	1,146	$2.66
$2.69	83,334	3.14	$2.69	83,334	$2.69
$2.78	8,750	9.37	$2.78	3,125	$2.78
$2.81	500,000	9.60	$2.81	-	$-
$2.85	1,667	3.31	$2.85	417	$2.85
$2.86	690,008	7.64	$2.86	690,008	$2.86
$2.96	50,000	9.60	$2.96	-	$-
$2.99	489,523	9.23	$2.99	-	$-
$3.00	1,000	9.90	$3.00	-	$-
$3.06	5,000	9.77	$3.06	-	$-
$3.18	2,000	9.81	$3.18	-	$-
$3.20	17,668	9.92	$3.20	16,668	$3.20
$3.24	5,000	9.25	$3.24	-	$-
$3.45	30,000	8.38	$3.45	7,500	$3.45
$3.48	2,500	8.95	$3.48	625	$3.48
$3.51	666,667	1.78	$3.51	666,667	$3.51
$3.60	333,334	3.75	$3.60	333,334	$3.60
$3.90	10,581	0.18	$3.90	10,581	$3.90
$3.92	3,000	9.12	$3.92	-	$-
$4.08	79,500	0.81	$4.08	79,500	$4.08
$4.20	20,834	1.98	$4.20	20,834	$4.20
$4.91	10,000	9.01	$4.91	10,000	$4.91
$5.31	116,561	1.54	$5.31	74,948	$5.31
$5.82	946,300	2.06	$5.82	504,633	$5.82
$6.00	8,334	2.97	$6.00	8,334	$6.00
$6.60	123,338	2.16	$6.60	123,338	$6.60
$6.89	4,167	2.58	$6.89	2,084	$6.89
$6.96	4,167	2.16	$6.96	2,084	$6.96
$7.02	33,334	2.17	$7.02	16,666	$7.02
$8.16	32,091	2.50	$8.16	32,091	$8.16
$9.60	41,667	2.35	$9.60	41,667	$9.60
$10.79	34,991	1.55	$10.79	34,991	$10.79
$12.00	1,667	1.61	$12.00	1,250	$12.00
	4,403,234	4.90	$4.08	2,807,492	$4.22

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE K– STOCK OPTIONS AND WARRANTS, continued

Employee Stock Options, continued

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (years)
Outstanding at October 1, 2015	3,458,905	$4.42
Granted	1,115,941	2.93
Exercised	(80,334)	2.86
Cancelled or expired	(91,278)	4.04
Outstanding at September 30, 2016	4,403,234	$4. 08
Vested at September 30, 2016	2,807,492	4.22	$540,606	3.52
Non-vested at September 30, 2016	1,595,742		$615,810	7.06

The aggregate intrinsic value for options exercised during the fiscal years ended September 30, 2016 and 2015 was $50,110 and $308, respectively.

For the fiscal year ended September 30, 2016, the Company issued an aggregate of 1,115,941 options to employees, non-employee board of director members, members of the strategic advisory board and consultants. Included in these grants was 160,000 options granted to executives and 500,000 performance based options granted to an employee during May 2016. The performance based options vest in tranches as certain performance conditions are met by the employee. None of these performance based options were vested as of September 30, 2016.

For the fiscal year ended September 30, 2015, the Company issued 952,594 options to employees, consultants and non-employee board of director members. Included in these grants was 450,000 options granted to executives.

The fair value of options granted during the fiscal years ended September 30, 2016 and 2015 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

	2016	2015
Stock price	$3.05	$2.85
Exercise price	$2.93	$2.85
Expected term	7.89	5.12
Dividend yield	-	-
Volatility	135%	133%
Risk free rate	1.8%	1.7%

The Company recorded $2,038,830 and $4,022,283 as stock compensation expense for fiscal years ended September 30, 2016 and 2015, respectively. Included in this amount is $37,342 and $676,175 for the fiscal years ended September 30, 2016 and 2015, respectively for employee stock option modifications. These modifications extended the term of the option for an employee in fiscal 2016 and extended the terms of the options for three former employees and two executive officers in fiscal 2015. As of September 30, 2016, unrecorded compensation cost related to non-vested awards was $3,565,086, which is expected to be recognized over a weighted average period of approximately 4.97 years. The weighted average grant date fair value per share for options granted during the fiscal years ended September 30, 2016 and 2015 was $2.84 and $2.49, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE L– INCOME TAXES

The income tax provision (benefit) for the fiscal years ended September 30, 2016 and 2015 consists of the following:

	2016	2015
Federal:
Current	$-	-
Deferred	(3,780,000)	13,924,000
	(3,780,000)	13,924,000
State and local:
Current	-	-
Deferred	(1,302,000)	(70,000)
	(1,302,000)	(70,000)

Change in valuation allowance	5,082,000	(13,854,000)

Income tax provision (benefit)	$-	-

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended September 30, 2016 and 2015 as follows:

	2016	2015

Statutory federal income tax rate	34.00%	34.00%
Statutory state and local income tax rate (1%, as of September 30, 2016 and 2015), net of federal benefit	7.72%	0.59%
Stock based compensation	(2.33%)	(8.34%)
Other permanent differences	0.72%	(4.94%)
Effect of change in deferred tax rate	2.01%	4.15%
Warrant liability	-	(33.78%)
Adjustment to state tax credits	0.41%	-
Adjustment to depreciation and amortization	1.09%	(16.28%)
Adjustment to stock based compensation	(2.43%)	(30,73%)
Adjustment of prior years’ NOLs	0.55%	(61.28%)
Change in valuation allowance	(41.74%)	116.61%
Effective tax rate	0.00%	0.00%

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE L– INCOME TAXES, continued

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2016	2015
Deferred tax assets (liabilities):
Stock based compensation	$2,025,000	$1,961,000
Depreciation and amortization	351,000	35,000
Amortization of debt discount	16,269,000	16,055,000
Net operating loss carry forward	12,713,000	8,199,000
Tax credits	221,000	86,000
Other	105,000	266,000
Less: valuation allowance	(31,684,000)	(26,602,000)
Net deferred tax asset	$-	$-

As of September 30, 2016, the Company has approximately $33,920,000 of Federal and $45,229,000 of State net operating loss “NOL” carryforwards available which begin to expire after 2022. Pursuant to Internal Revenue Code Section 382, the Company’s ability to utilize the NOLs is subject to certain limitations due to changes in stock ownership in prior years. The annual limitation ranges between $786,000 and $1,103,000 and any unused amounts can be carried forward to subsequent years.

The Company has provided a full valuation allowance against all of the net deferred tax assets based on management’s determination that it is more likely than not that the net deferred tax assets will not be realized in the future. The valuation allowance increased by $5,082,000.

Based on a study of Section 382 of the Internal Revenue Code conducted by the Company at September 30, 2015, deferred tax asset related to net operating loss carryforward is decreased by $21,118,000 and the state NOL is decreased by $20,796,000 at September 30, 2015. A similar study was performed at September 30, 2016, which resulted in no change.

The Company has Federal research and development credits of approximately $172,000 that will expire after 2034. The Company also has state investment tax credits of $49,000 that will expire after 2029.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE M – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2016, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period, ended May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. In addition to the office space, the Company also has 1,500 square feet of laboratory space. The term of the lease commenced on November 1, 2015 and expires on October 31, 2017. The Company also has an operating lease for a laboratory Huddersfield, England, which is currently inactive and in Calverton, New York. The Calverton lease was from February 1, 2014 through October 31, 2014, with the option to renew for additional one year periods and now expires on October 31, 2017.  As discussed in Note C, pursuant to the Asset Purchase Agreement, the Company entered into a month to month sublease with Vandalia of approximately 5,000 square feet at Vandalia’s office facility at an aggregate monthly rent of $5,416. The Vandalia sublease was terminated during December 2015. Total rent expense for the years ended September 30, 2016 and 2015 were $490,745 and $490,915, respectively.

 Future minimum rental payments (excluding real estate tax and maintenance costs) as of September 30, 2016 are as follows:

For the year ending September 30,

2017	$513,277
2018	462,717
2019	305,399
Total	$1,281,393

Employment and Consulting Agreements

Employment agreements

On July 11, 2011, the Company’s Board of Directors approved the terms of employment for Dr. James A. Hayward, the Company’s Chief Executive Officer (“CEO”).

Dr. Hayward’s employment agreement provides that Dr. Hayward will be the Company’s CEO, and will continue to serve on the Company’s Board of Directors. The initial term of his employment was from July 1, 2011 through June 30, 2014, which automatically renews for one-year periods subject to ninety days’ prior notice of non-renewal by either party. On July 28, 2016, a new employment agreement was entered into with the Chief Executive Officer effective July 1, 2016. The initial term is from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. The terms of the agreement are substantially the same as his original agreement, except a cash incentive bonus was modified. Under the new agreement, Dr. Hayward will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million. Pursuant to the contract, Dr. Hayward’s annual salary is $400,000. The Board of Directors, acting in its discretion, may grant annual bonuses to Dr. Hayward. Dr. Hayward will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE M– COMMITMENTS AND CONTINGENCIES, continued

Employment agreements, continued

Upon termination due to death or disability, Dr. Hayward will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause (as described in the preceding paragraph), other than salary continuation payments.

Effective May 7, 2016, the Chief Executive Officer's annual salary was voluntarily reduced by $100,000. Accordingly, his current annual base salary as of September 30, 2016 is $300,000.

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

NOTE N– FAIR VALUE

The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate estimated fair values because of their short maturities.

The carrying value of the warrant liability is determined using the Binomial Lattice model option pricing model as described in Note H. Certain assumptions used in the calculation of the warrants liability represent level-3 unobservable inputs. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2016.

The following table summarizes the activity of Level 3 inputs measured on a recurring basis:

Fair Value Measurements of Common Stock Warrants Using Significant Unobservable Inputs (Level 3)

Fair Value Measurements of Derivative Warrant Liability Using Significant Unobservable Inputs (Level 3)

Year Ended September 30,
2015
Balance at October 1, 2014	$1,096,412
Adjustment resulting from change in value recognized in earnings (a)	2,994,540
Reclassification of warrant upon repurchase	(4,090,952)
Reclassification to equity upon exercise	-
Balance at September 30, 2015	$-

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

NOTE O– GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

	Year Ended September 30,
	2016	2015
United States	$3,177,792	$7,817,037
Europe	876,790	920,267
Asia and other	131,845	271,195
Total	$4,186,427	$9,008,499

