Form 10-Q
period 2016-12-31
APPLIED DNA SCIENCES INC
filed 2017-02-09
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

☐   Yes    ☒   No

At February 1, 2017, the registrant had 26,351,483 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2016

Part I - Financial Information

 Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,701,586	$4,479,274
Accounts receivable, net of allowance of $23,411 and $32,965 at December 31, 2016 and September 30, 2016, respectively	6,156,173	6,374,895
Inventories	323,324	297,759
Prepaid expenses and other current assets	133,230	200,006
Total current assets	13,314,313	11,351,934

Property, plant and equipment, net of accumulated depreciation of $1,363,789 at December 31, 2016 and $1,263,200 at September 30, 2016	723,790	792,499

Other assets:
Long term accounts receivables	920,000	1,535,000
Deposits	61,626	61,126
Deferred offering costs	-	13,986
Goodwill	285,386	285,386
Intangible assets, net of accumulated amortization of $485,037 and $423,649 at December 31, 2016 and September 30, 2016, respectively	1,464,512	1,525,900

Total Assets	$16,769,627	$15,565,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,201,021	$2,247,341
Deferred revenue	1,791,707	1,837,588
Total current liabilities	3,992,728	4,084,929

Long term accounts payable	127,000	215,500
Long term deferred revenue	468,000	900,000

Total liabilities	4,587,728	5,200,429

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2016 and September 30, 2016	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2016 and September 30, 2016	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2016 and September 30, 2016	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 26,351,483 and 24,078,756 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	26,351	24,079
Additional paid in capital	239,934,320	234,158,711
Accumulated deficit	(227,778,772)	(223,817,388)
Total stockholders’ equity	12,181,899	10,365,402

Total Liabilities and Stockholders’ Equity	$16,769,627	$15,565,831

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2016	2015

Revenues:
Product revenues	$704,417	$693,214
Service revenues	198,591	630,900

Total revenues	903,008	1,324,114

Cost of revenues	274,832	184,268

Operating expenses:
Selling, general and administrative	3,900,917	3,169,063
Research and development	518,628	672,965
Depreciation and amortization	161,977	218,346

Total operating expenses	4,581,522	4,060,374

LOSS FROM OPERATIONS	(3,953,346)	(2,920,528)

Other income (expense):
Interest income, net	1,331	2,845
Other expense, net	(9,369)	(8,587)

Loss before provision for income taxes	(3,961,384)	(2,926,270)

Provision for income taxes	—	—

NET LOSS	$(3,961,384)	$(2,926,270)

Net loss per share-basic and diluted	$(0.16)	$(0.13)

Weighted average shares outstanding- Basic and diluted	25,427,407	22,542,176

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,961,384)	$(2,926,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,977	218,346
Stock-based compensation expense	1,458,020	396,991
Common stock issued for consulting services	—	58,120
Provision for bad debts	5,646	10,000
Change in operating assets and liabilities:
Accounts receivable	828,076	(4,480)
Inventories	(26,065)	—
Prepaid expenses and other current assets and deposits	66,776	71,896
Accounts payable and accrued liabilities	(124,053)	(320,825)
Deferred revenue	(477,881)	(224,524)

Net cash used in operating activities	(2,068,888)	(2,720,746)

Cash flows used in investing activities:
Purchase of property, plant and equipment	(42,647)	(51,795)
Purchase of intangible assets	—	(14,301)
Net cash used in investing activities	(42,647)	(66,096)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	4,333,847	7,853,155
Proceeds from the exercise of warrants	—	4,410

Net cash provided by financing activities	4,333,847	7,857,565

Net increase in cash and cash equivalents	2,222,312	5,070,723
Cash and cash equivalents at beginning of period	4,479,274	7,312,184
Cash and cash equivalents at end of period	$6,701,586	$12,382,907

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued upon cashless exercise of options and warrants	$—	$49
Reclassification of deferred offering costs to additional paid-in capital	$13,986	$—
Property, plant and equipment acquired, and included in accounts payable	$—	$40,908
Intangible assets acquired, and included in accounts payable	$—	$17,841
Issuance of options to settle accrued liability	$—	$42,335

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of December 31, 2016 and for the three-month periods ended December 31, 2016 and 2015 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2016 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 6, 2016.

The condensed consolidated balance sheet as of September 30, 2016 contained herein has been derived from the audited consolidated financial statements as of September 30, 2016, but does not include all disclosures required by GAAP.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At December 31, 2016 and September 30, 2016, the Company recorded deferred revenue of $2,259,707 and $2,737,588, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per each contract. The Company did not recognize revenue from these contracts during the three months ended December 31, 2016. The Company recognized revenue of $504,349 from these contract awards during the three month period ended December 31, 2015.

The Company recognizes the revenue under its memorandum of understanding ("MOU") with LD Commodities Cotton LLC ("Dreyfus") when the product has been shipped, as there is no right of return under this arrangement and there is a commitment from their customer to purchase the marked cotton. The Company has evaluated the other indicators of gross and net revenue recognition, including whether or not the Company is the primary obligor and if it has general inventory risk. The Company does not have any general inventory risk and is not the primary obligor as it relates to the marketing portion of the cotton tagging fee. With respect to the Company’s mutual license agreement with Himatsingka America Inc. (formerly known as Divatex Home Fashion, Inc.) (“Himatsingka”), the Company has carefully evaluated all of the key gross and net revenue recognition indicators and has concluded that the circumstances as they relate to Himatsingka’s portion of the tagging fee are more consistent with those key indicators that support net revenue reporting. On June 29, 2016, Himatsingka waived its portion of the tagging fee for up to $250,000. In addition, the nature of some of the Company’s cotton contracts includes extended payment terms that will result in a longer collection period and slower cash inflows. Under the Company’s MOU with Dreyfus, as of December 31, 2016 and September 30, 2016 there was $4,775,339 and $4,621,345 included in short term accounts receivable, respectively. As of December 31, 2016 and September 30, 2016 there was $920,000 and $1,535,000 included in long-term accounts receivable, respectively. Also, as of December 31, 2016 and September 30, 2016 there was $2,106,584 and $2,305,000 included in deferred revenue for shipments during the fiscal year ended September 30, 2016. The cotton ginning season in the United States takes place between September and December each year, therefore, revenues from these customer contracts may be seasonal.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement, and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction.

In its interim financial statements, the Company follows the guidance in ASC 270, “Interim Reporting” and ASC 740 “Income Taxes”, whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim periods. That rate differs from U.S. statutory rates primarily as a result of valuation allowance related to the Company’s net operating loss carryforward as a result of the historical losses of the Company.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

For the three month periods ended December 31, 2016 and 2015, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because including those securities would have been anti-dilutive for the three month periods ended December 31, 2016 and 2015 are as follows:

	2016	2015

Warrants	9,548,969	7,324,727
Stock options	5,237,478	3,890,420
	14,786,447	11,215,147

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

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2016 included an aggregate of 19% and 50% from two customers, respectively. The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2015 included an aggregate of 45%, 17% and 11% from three customers of the Company’s total revenues, respectively. One customer accounted for 80% and 78% of the Company’s total accounts receivable at December 31, 2016 and September 30, 2016, respectively. Another customer accounted for 16% of the Company’s total accounts receivable at December 31, 2016.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in this update are to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which provides updated, comprehensive revenue recognition guidance for contracts with customers, including a new principles-based five step framework that eliminates much of the industry-specific guidance in current accounting literature. Under ASU 2014-09, revenue recognition is based on a core principle that companies recognize revenue in an amount consistent with the consideration they expect to be entitled to in exchange for the transfer of goods or services. The standards update also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of recognized revenue. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The Company is in the process of evaluating the provisions of ASU 2014-09 and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations. However, we expect to identify similar performance obligations under ASC 2014-09 as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue to remain the same.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $227,778,772 as of December 31, 2016. The Company incurred a net loss of $3,961,384 and generated negative operating cash flow of $2,068,888 for the three month period ended December 31, 2016. The Company also had working capital of $9,321,585 and cash and cash equivalents of $6,701,586 as of December 31, 2016. The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed in Note E, on November 7, 2016, the Company closed a private placement of common stock and warrants to purchase common stock, for an aggregate gross proceeds of $5 million, before deducting placement agent fees and offering expenses. Total net proceeds were approximately $4.3 million.

The Company expects to finance operations and capital expenditures primarily through cash received from the November 2016 private placement, as well as collection of its current accounts receivables. The Company estimates that it will have sufficient cash and cash equivalents to fund operations for the next twelve months from the balance sheet date.

The Company may require additional funds to expand the marketing and complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover the Company’s operating expenses. If revenues are not sufficient to cover the Company's operating expenses, and if the Company is not successful in obtaining necessary additional financing, it will most likely be forced to reduce operations.

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31, 2016	September 30, 2016
	(unaudited)
Raw materials	$125,039	$100,420
Finished goods	198,285	197,339
Total	$323,324	$297,759

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31, 2016	September 30, 2016
	(unaudited)
Accounts payable	$1,657,808	$1,530,258
Accrued salaries payable	399,024	678,982
Other accrued expenses	144,189	38,101
Total	$2,201,021	$2,247,341

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(unaudited)

 NOTE E — CAPITAL STOCK

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

The Company agreed to file a registration statement providing for the resale of these securities on Form S-3 by December 7, 2016. On December 6, 2016, the Company filed the Form S-3, which was declared effective by the SEC on December 13, 2016. Upon effectiveness of the registration statement, the common stock and warrants issued in the Private Placement became freely tradeable on The NASDAQ Capital Market under the symbols "APDN" and "APDNW", respectively.

The aggregate gross proceeds to the Company from the Private Placement were $5 million before deducting the placement agents' fee and other offering expenses. As a result of the placement agents’ fee and other offering expenses attributable to the Private Placement, the net proceeds were $4,319,861.

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

NOTE F — STOCK OPTIONS AND WARRANTS

Warrants

During the three months ended December 31, 2016, the Company issued warrants to purchase 2,272,727 shares of its common stock as part of the Private Placement (See Note E). In addition, warrants to purchase an aggregate of 68,182 shares of common stock were issued to the Company's placement agents, Maxim Group LLC and Imperial Capital LLC (See Note E).

The following table summarizes the changes in warrants outstanding and the related prices for the shares of common stock issued to non-employees of the Company. These warrants were granted in lieu of cash for services performed or financing expenses in connection with the sale of common stock.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

Warrants, continued

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2016	7,208,060	$3.64
Granted	2,340,909	3.47
Exercised	-	-
Cancelled or expired	-	-
Balance at December 31, 2016	9,548,969	$3.60

Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan (the “Incentive Plan”). In 2007, 2008, 2012 and 2015, the Board of Directors and holders of a majority of the outstanding shares of common stock present at the annual meetings of stockholders approved various increases in the number of shares of common stock that can be issued as stock awards and stock options thereunder to an aggregate of 8,833,333 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year to 833,334 shares. The Incentive Plan’s expiration date is January 25, 2025.

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options. As of December 31, 2016, a total of 275,752 shares have been issued and options to purchase 5,759,601 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at October 1, 2016	4,403,234	$4.08
Granted	837,328	2.07
Exercised	-	-
Cancelled or expired	(3,084)	(3.07)
Outstanding at December 31, 2016	5,237,478	$3.76
Vested at December 31, 2016	3,829,118	$3.95	$222,290	4.66
Non-vested at December 31, 2016	1,408,360		$129,083	7.99

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

Stock Options, continued

During the three month period ended December 31, 2016, the Company issued an aggregate of 837,328 options to employees, non-employee board of director members, a consultant and members of the strategic advisory board. Included in these grants were 280,000 options granted to executives during the three month period ended December 31, 2016 and 5,000 performance based options granted to a consultant. These performance based options vest when a certain performance condition is met by the consultant.

The fair value of options granted during the three month periods ended December 31, 2016 and 2015 was determined using the Black Scholes Option Pricing Model with the following weighted average assumptions:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Stock price	$2.06	$3.04
Exercise price	$2.06	$3.04
Expected term, years	5.35	6.10
Dividend yield	-%	-%
Volatility	112%	130%
Risk free rate	2.0%	1.8%

The Company recorded $1,458,020 and $396,991 as stock compensation expense for the three month period ended December 31, 2016 and 2015, respectively. Included in this amount is $74,537 for the three month period ended December 31, 2016 for stock option modifications to extend the term of options for certain nonemployee board of director members. As of December 31, 2016, unrecorded compensation cost related to non-vested awards was $3,568,665, which is expected to be recognized over a weighted average period of approximately 3.27 years. The weighted average grant date fair value per share for options granted during the three month periods ended December 31, 2016 and 2015 was $1.68 and $2.71, respectively.

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2016, with the option to extend the lease for up to two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period, ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. Total rent expense for the three months ended December 31, 2016 and 2015 was $140,397 and $144,716, respectively.

Employment Agreement

The Company has an employment agreement with Dr. James Hayward, its Chief Executive Officer. On July 28, 2016, a new employment agreement was entered into with the Chief Executive Officer effective July 1, 2016. The initial term is from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. The terms of the agreement are substantially the same as his original employment agreement, except the cash incentive bonus was modified. Under the new agreement, Dr. Hayward will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which will be payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million.  Dr Hayward's annual salary is $400,000.

Effective May 7, 2016, the Chief Executive Officer's annual salary was voluntarily reduced by $100,000. Accordingly, his current annual base salary as of December 31, 2016 is $300,000.

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

NOTE H– GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

Three Months Ended December 31,
	2016	2015
United States	$588,900	$1,049,402
Europe	294,333	240,192
Asia and other	19,775	34,520
Total	$903,008	$1,324,114

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (including but not limited to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), and our management and other representatives may make forward-looking statement orally or in writing to analysts, investors, representatives of the media and others. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and the following factors and risks:

•	our short operating history, with our current business model and lack of significant revenues;

•	our history of net losses, which may continue, and our potential inability to achieve profitability;

•	the possibility that we may require additional financing, which may involve the issuance of additional shares of common stock or securities exercisable for common stock and dilute the percentage of ownership held by our current stockholders;

•	difficulty in obtaining, or inability to obtain, additional financing if such financing becomes necessary.;

•	volatility in the price and/or trading volume of our common stock;

•	future short selling and/or manipulation of the price of our common stock;

•	our inability to implement our short and long-term strategies;

•	competition from products and services provided by other companies;

•	potential difficulties and failures in manufacturing our products;

•	loss of strategic relationships;

•	dependence on a limited number of key customers;

•	lack of acceptance of our products and services by potential customers;

•	potential failure to introduce new products and services;
13

•	difficulty or failure in expanding/ and or maintaining our sales, marketing and support organizations and our distribution arrangements necessary to enable us to reach our goals with respect to increasing market acceptance of our products and services;

•	seasonality in revenues related to our cotton customer contracts;

•	inability to continue to retain the services of Dr. Hayward, our Chief Executive Office;

•	inability to compete effectively in the industries in which we operate;

•	lack of success in our research and development efforts for new products;

•	failure to manage our growth in operations and acquisitions of new technologies and businesses;

•	inability to protect our intellectual property rights;

•	intellectual property litigation against us or other legal actions or proceedings in which we may become involved;

•	unauthorized disclosure of sensitive or confidential data (including customer data) and cybersecurity breaches; and

•	adverse changes in worldwide or domestic economic, political or business conditions.
14

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

Note

Our trademarks in the United States include SigNature® DNA, SigNature® T DNA, fiberTyping®, DNAnet®, digitalDNA®, SigNify™, BackTrac™ and BeaconTM. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report on 10-Q are the property of their respective owners, including, without limitation, SmokeCloak®, a mark owned by MSS Professional A/S and/or its affiliates, and PimaCott®, a mark owned by Himatsingka America (formerly known as Divatex Home Fashion, Inc.) and/or its affiliates.

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

SigNature DNA, the core of our technology platform, is nature’s ultimate means of authentication and supply chain security. Founded on plant-based DNA, our precision-engineered marks have not and, we believe, cannot be broken. The conventional process used to sequence (“decode”) native DNA is not possible with the engineered mark. Additional layers of protection and complexity are added to the mark in a proprietary manner. SigNature DNA can resist wash off, even in aggressive industrial treatment baths. SigNature DNA has proven highly resistant to UV radiation, heat, cold, vibration, abrasion and other extreme environments and conditions. We work closely with our customers to develop a solution that will be optimized to their specifications to deliver maximum impact. Our products and technology are protected by a robust portfolio of patents and trademarks.

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

DNAnet and Backtrac

Recognizing that DNA-based evidence is the cornerstone of modern-era law enforcement, we have developed what we believe to be the ultimate crime fighting tools – currently being used in home asset and vehicle marking, as well as commercial applications.

DNAnet.  DNAnet, a DNA marker can be used to definitively link evidence and offenders to specific crime scenes. As the crime is investigated, the fluorescing DNA marker can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict.

Backtrac. Backtrac(TM) is a long lasting tagging solution containing molecular signature that can help return stolen or lost property to its rightful owner.

Beacon

Beacon. Beacon locked optical markers deliver secure real-time inspection capabilities. A unique encrypted mechanism (patent-pending) creates a protected, covert screening tool that can be easily adapted to packaging, security labels and high–value assets through inks, varnishes and coatings. When Beacon locked optical markers are combined with SigNature DNA markers, a strong and flexible end-to-end security solution is created where authenticity and provenance can be determined with confidence.

SigNify

SigNify. Developing a secure method for real-time, in-field screening of DNA-marked items has long been a priority for us. We believe that standard fluorophores, up-converting phosphors, holograms and other more-traditional screening tools provide little to no defense against counterfeiting. We believe that secure in-field inspection, backed with forensic-level DNA authentication is the key to maintaining a well-defended supply chain or asset management program.

The SigNify IF portable DNA reader provides definitive real-time authentication of SigNature DNA in the field– DNA becomes a true, front-line solution for supply chain integrity.

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

DNA Transfer Systems. Our DNA Transfer Systems are developed for DNA marking applications which are high volume with a need for monitoring and control. They are computer based, fully automated, offer remote internet access for real-time monitoring and can be configured for application-specific alerts and reporting online. They are used to mark cotton at all seven U.S. cotton gins in the 2016 season.

Large-scale production of specific DNA sequences using PCR.

Large-scale production of specific DNA sequences using PCR. Our patented Triathlon™ PCR systems allow for the large-scale production of specific DNA sequences. The systems are self-contained and modular, can work together in mass production or can be used individually throughout the world, offering the advantage of delivering DNA locally and securely. These DNA sequences are being used by customers as a diagnostic and reagent and provide us the opportunity to cross-sell our DNA-based supply chain security solutions. A new capacity for us will be the ability to manufacture longer DNA sequences valuable in gene therapy, DNA vaccines and diagnostics. These types of DNA are distinct from our DNA security markers and represent a potential new entry into medical markets, where we believe there are opportunities for our broader platform.

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our SigNature DNA and SigNature T DNA, our principal supply chain security and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA, Signature T DNA, DNAnet, BackTrac, digitalDNA, Beacon and SigNify offerings as well as from large scale production of specific DNA sequences using PCR as we work with companies and governments to secure supply chains and restore confidence to products and product labeling throughout the world.  We have continued to incur expenses in expanding our business and increasing our personnel to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, microcircuits and other electronics, cash-in-transit, consumer asset marking, printing and packaging businesses and diagnostics and reagents. In the future, we plan to expand our focus to include pharmaceuticals, consumer products, food and beverage, industrial materials, and agrochemicals. The cotton ginning season in the United States takes place between September and December each year, therefore, revenues from our cotton customer contracts may be seasonal, which may cause our operating results to fluctuate significantly quarterly and annually. For a discussion on seasonality see Note A to the accompanying unaudited condensed consolidated financial statements.

Critical Accounting Policies

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Comparison of Results of Operations for the Three Month Periods Ended December 31, 2016 and 2015

Revenues

Product revenues

For the three month periods ended December 31, 2016 and 2015, we generated $704,417 and $693,214 in revenues from product sales, respectively. Product revenue remained flat with a small increase of $11,203 or 2% for the three month period ended December 31, 2016 as compared to the three month period ended December 31, 2015. Although product revenues remained flat, there were fluctuations in the types of product revenues during the periods. Decreases in DNA production of $241,000, print of $51,000 and cash and valuables in transit of $30,000 were offset by increases in textiles of $251,000 and consumer asset marking of $72,000.

Service revenues

For the three month periods ended December 31, 2016 and 2015, we generated $198,591 and $630,900 in revenues from sales of services, respectively. Service revenues include our pilot projects and any research and/or development contracts, as well as fiberTyping and authentication services. The decrease in service revenues of $432,309 or 69% for the three month period ended December 31, 2016 as compared to the three month period ended December 31, 2015 is attributable to a decrease in revenue from the two government contract awards of approximately $504,000, of which one expired on July 14, 2016 and the other one in August 2016, offset by an increase in a pilot study for an industrial materials customer of $45,000.

Costs and Expenses

Cost of Revenues

Cost of revenues expense for the three month period ended December 31, 2016 increased by $90,564 or 49% from $184,268 for the three month period ended December 31, 2015 to $274,832 for the three month period ended December 31, 2016. Cost of revenues as a percentage of product revenues was 39% and 27% for the three month periods ended December 31, 2016 and 2015, respectively. This increase in cost of revenues as a percentage of product revenues is due to lower sales to the DNA production industry and an increase in consumer asset marking sales, which have lower gross margin. The increase during the three month period ended December 31, 2016 is also due to the deployment and installation of cotton DNA transfer devices into the field.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended December 31, 2016 increased by $731,854 or 23% from $3,169,063 for the three month period ended December 31, 2015 to $3,900,917 for the three month period ended December 31, 2016. The increase is attributable to an increase in stock based compensation expense of $1,061,029, primarily associated with stock option grants during the three months ended December 31, 2016, which vested immediately, whereas the grants during the three month period ended December 31, 2015 have a four year vesting period. This increase was offset by a decrease of $166,000 in legal fees and $130,000 in accounting costs primarily associated with the Company’s audit of Vandalia Research, Inc. ("Vandalia") during the three months ended December 31, 2015.

Research and Development

Research and development expenses decreased to $518,628 for the three month period ended December 31, 2016 from $672,965 for the three month period ended December 31, 2015, a decrease of $154,337 or 23%. This decrease is primarily due to decreased development costs incurred in relation to the two government development contract awards as well as costs related to the cooperative research and development agreement with the United States Department of Agriculture (“USDA”) for enhanced cotton genotyping, all of which expired during fiscal 2016.

Depreciation and Amortization

In the three month period ended December 31, 2016, depreciation and amortization decreased by $56,369 or 26% from $218,346 for the three month period ended December 31, 2015 to $161,977 for the three month period ended December 31, 2016. This decrease is attributable to $69,000 of amortized customer purchase orders acquired from Vandalia and fulfilled by the Company during the three month period ended December 31, 2015, offset by depreciation for fixed assets purchased during fiscal 2016.

Other income (expense)

In the three month period ended December 31, 2016, total other income (expense) increased by $782 from expense of $8,587 for the three month period ended December 31, 2015 to expense of $9,369 for the three month period ended December 31, 2016.

Net Loss

Net loss increased by $1,035,114 or 35% from a loss of $2,926,270 for the three months ended December 31, 2015 to a loss of $3,961,384 for the three months ended December 31, 2016, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2016, we had working capital of $9,321,585. For the three month period ended December 31, 2016, we generated a net cash flow deficit from operating activities of $2,068,888 consisting primarily of our loss of $3,961,384 net with non-cash adjustments of $161,977 in depreciation and amortization charges, $1,458,020 for stock-based compensation, and $5,646 in provision for bad debt expense. Additionally, we had a net decrease in operating assets of $868,787 and a net decrease in operating liabilities of $601,934. Cash used in investing activities was $42,647 for the purchase of property, plant and equipment. Cash provided by financing activities was $4,333,847 consisting primarily of net proceeds from the sale of common stock in the November 2016 private placement of common stock and warrants.

At December 31, 2016, there was approximately $920,000 included in long-term accounts receivable relating to a customer from the cotton industry that purchased SigNature T DNA to secure its cotton supply chain.  The nature of this contract includes extended payment terms that will result in a longer collection period and slower cash inflows, which will affect our liquidity and capital resources.

We have recurring net losses, which have resulted in an accumulated deficit of $227,778,772 as of December 31, 2016. We have incurred a net loss of $3,961,384, for the three month period ended December 31, 2016. At December 31, 2016 we had cash and cash equivalents of $6,701,586. Our current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, we have financed our operations principally from the sale of equity securities. As disclosed in Note E, to the accompanying unaudited condensed consolidated financial statements, during the three month period ended December 31, 2016, we closed on a private placement of common stock and warrants to purchase common stock, for aggregate gross proceeds of $5 million, before deducting placement agent fees and offering expenses.

We expect to finance operations and capital expenditures primarily through the cash received from the November 2016 private placement as well as collection of our current accounts receivables. We estimate that we will have sufficient cash and cash equivalents to fund operations for the next twelve months from the balance sheet date.

We may require additional funds to expand the marketing and complete the continued development of our products, product manufacturing, and to fund expected additional losses from operations, until revenues are sufficient to cover our operating expenses. If revenues are not sufficient to cover our operating expenses, and if we are not successful in obtaining the necessary additional financing, we will most likely be forced to reduce operations.

We expect capital expenditures to be less than $150,000 in fiscal 2017. Our primary investments are expected to be in laboratory equipment to support prototyping, manufacturing, our authentication services, and outside services for our detector and reader development.

All of the real property used in our business is leased under operating lease agreements.

On December 3, 2015, we exercised our option to extend the lease for our corporate headquarters in Stony Brook, New York for one additional three-year period. The additional three year term commenced June 1, 2016 and will end May 31, 2019.

Subsequent Events

Not applicable.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

You should carefully consider the risks and uncertainties described under the caption “Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended September 30, 2016, and our subsequent filings. The risks and uncertainties described in this Quarterly Report and in our other filings with the SEC are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be materially adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment. As further described under the caption “Forward-Looking Statements” in Part I, Item 2, this Quarterly Report also contains forward-looking statements that involve additional risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements due to the factors and risks described above or other factors.

During the fiscal quarter ended December 31, 2016, there have been no material changes in our risk factors previously disclosed under Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

See our Current Report on Form 8-K filed on November 3, 2016.

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

Applied DNA Sciences, Inc.

Dated: February 9, 2017	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 9, 2017	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

