Form 10-Q
period 2017-03-31
APPLIED DNA SCIENCES INC
filed 2017-05-11
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☒   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes    ☒   No

At May 5, 2017, the registrant had 26,351,483 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2017

Part I - Financial Information

 Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,020,412	$4,479,274
Accounts receivable, net of allowance of $29,902 and $32,965 at March 31, 2017 and September 30, 2016, respectively	5,192,358	6,374,895
Inventories	353,582	297,759
Prepaid expenses and other current assets	182,848	200,006
Total current assets	9,749,200	11,351,934

Property, plant and equipment, net of accumulated depreciation of $1,464,845 at March 31, 2017 and $1,263,200 at September 30, 2016	672,347	792,499

Other assets:
Long term accounts receivables	1,044,780	1,535,000
Deposits	61,626	61,126
Deferred offering costs	-	13,986
Goodwill	285,386	285,386
Intangible assets, net of accumulated amortization of $545,915 and $423,649 at March 31, 2017 and September 30, 2016, respectively	1,403,634	1,525,900

Total Assets	$13,216,973	$15,565,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,896,154	$2,247,341
Deferred revenue	1,325,140	1,837,588
Total current liabilities	3,221,294	4,084,929

Long term accounts payable	141,099	215,500
Long term deferred revenue	563,634	900,000

Total liabilities	3,926,027	5,200,429

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2017 and September 30, 2016	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2017 and September 30, 2016	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2017 and September 30, 2016	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized at March 31, 2017 and September 30, 2016; 26,351,483 and 24,078,756 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	26,351	24,079
Additional paid in capital	240,472,224	234,158,711
Accumulated deficit	(231,207,629)	(223,817,388)
Total stockholders’ equity	9,290,946	10,365,402

Total Liabilities and Stockholders’ Equity	$13,216,973	$15,565,831

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Revenues:
Product revenues	$689,188	$178,371	$1,393,605	$871,585
Service revenues	216,185	394,951	414,776	1,025,851
Total revenues	905,373	573,322	1,808,381	1,897,436

Cost of revenues	297,372	253,734	572,204	514,646

Operating expenses:
Selling, general and administrative	3,230,371	2,522,735	7,131,288	5,619,051
Research and development	635,893	1,073,079	1,154,521	1,742,147
Depreciation and amortization	163,368	170,981	325,345	389,327

Total operating expenses	4,029,632	3,766,795	8,611,154	7,750,525

LOSS FROM OPERATIONS	(3,421,631)	(3,447,207)	(7,374,977)	(6,367,735)

Other income (expense):
Interest income, net	1,204	4,062	2,535	6,907
Other expense, net	(8,429)	(24,478)	(17,798)	(33,065)

Net loss before provision for income taxes	(3,428,856)	(3,467,623)	(7,390,240)	(6,393,893)

Provision for income taxes	—	—	—	—

NET LOSS	$(3,428,856)	$(3,467,623)	$(7,390,240)	$(6,393,893)

Net loss per share-basic and diluted	$(0.13)	$(0.14)	$(0.29)	$(0.27)

Weighted average shares outstanding- Basic and diluted	26,351,483	24,072,092	25,886,892	23,307,134

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(7,390,240)	$(6,393,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325,345	389,327
Stock-based compensation expense	1,995,924	886,338
Write-off of security deposit	—	10,000
Loss on sale of property, plant and equipment	—	5,520
Common stock issued for consulting services	—	68,443
Provision for bad debts	21,247	22,313
Change in operating assets and liabilities:
Accounts receivable	1,651,510	380,350
Inventories	(55,823)	—
Prepaid expenses and other current assets and deposits	16,658	98,593
Accounts payable and accrued liabilities	(414,822)	(458,802)
Deferred revenue	(848,814)	(231,888)

Net cash used in operating activities	(4,699,015)	(5,223,699)

Cash flows used in investing activities:
Proceeds from sale of property, plant and equipment	—	5,500
Purchase of property, plant and equipment	(93,694)	(128,370)
Purchase of intangible assets	—	(37,353)
Net cash used in investing activities	(93,694)	(160,223)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	4,333,847	7,853,155
Proceeds from the exercise of warrants	—	4,410

Net cash provided by financing activities	4,333,847	7,857,565

Net (decrease) increase in cash and cash equivalents	(458,862)	2,473,643
Cash and cash equivalents at beginning of period	4,479,274	7,312,184
Cash and cash equivalents at end of period	$4,020,412	$9,785,827

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$4,858

Non-cash investing and financing activities:
Common stock issued upon cashless exercise of options and warrants	$—	$49
Reclassification of deferred offering costs to additional paid-in capital	$13,986	$—
Property, plant and equipment acquired, and included in accounts payable	$—	$417,399
Intangible assets acquired, and included in accounts payable	$—	$6,000
Issuance of options to settle accrued liability	$—	$42,335

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of March 31, 2017 and for the three and six month periods ended March 31, 2017 and 2016 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2016 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 6, 2016.

The condensed consolidated balance sheet as of September 30, 2016 contained herein has been derived from the audited consolidated financial statements as of September 30, 2016, but does not include all disclosures required by GAAP.

Business and Basis of Presentation

The Company is principally devoted to developing and marketing SigNature DNA technology solutions in the United States, Europe and Asia. To date, the Company has had a limited operating history with its current business model, and as a result, its operations have produced limited recurring revenues from its services and products; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment and development of a biotechnology company.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At March 31, 2017 and September 30, 2016, the Company recorded deferred revenue of $1,888,774 and $2,737,588, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per each contract. The Company did not recognize revenue from these contracts during the three and six month periods ended March 31, 2017. The Company recognized revenue from these contracts of $278,698 and $783,047 for the three and six month periods ended March 31, 2016, respectively.

The Company recognizes the revenue under its memorandum of understanding ("MOU") with LD Commodities Cotton LLC ("Dreyfus") when the product has been shipped, as there is no right of return under this arrangement and there is a commitment from their customer to purchase the marked cotton. The Company has evaluated the other indicators of gross and net revenue recognition, including whether or not the Company is the primary obligor and if it has general inventory risk. The Company does not have any general inventory risk and is not the primary obligor as it relates to the marketing portion of the cotton tagging fee. With respect to the Company’s mutual license agreement with Himatsingka America Inc. (formerly known as Divatex Home Fashion, Inc.) (“Himatsingka”), the Company has evaluated all of the key gross and net revenue recognition indicators and has concluded that the circumstances as they relate to Himatsingka’s portion of the tagging fee are more consistent with those key indicators that support net revenue reporting. In addition, the nature of some of the Company’s cotton contracts includes extended payment terms that will result in a longer collection period and slower cash inflows. Under the Company’s MOU with Dreyfus, as of March 31, 2017 and September 30, 2016 there was $4,235,598 and $4,621,345 included in short term accounts receivable, respectively. As of March 31, 2017 and September 30, 2016 there was $1,044,780 and $1,535,000 included in long-term accounts receivable, respectively. Also, as of March 31, 2017 and September 30, 2016 there was $1,748,254 and $2,305,000, respectively, included in deferred revenue for shipments during the six months ended March 31, 2017 and the fiscal year ended September 30, 2016. The cotton ginning season in the United States takes place between September and February each year, therefore, revenues from these customer contracts may be seasonal.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction.

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

March 31, 2017

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

For the three and six month periods ended March 31, 2017 and 2016, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because including those securities would have been anti-dilutive for the three and six month periods ended March 31, 2017 and 2016 are as follows:

	2017	2016

Warrants	9,548,969	7,324,727
Stock options	5,199,477	3,886,406
	14,748,446	11,211,133

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

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2017 included an aggregate of 19% and 31% from two customers, respectively. The Company’s revenues earned from sale of products and services for the six month period ended March 31, 2017 included an aggregate of 19% and 41% from two customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2016 included 16% and 60% from two customers, respectively.

The Company’s revenues earned from sale of products and services for the six month period ended March 31, 2016 included 12% and 49%, from two customers, respectively.

One customer accounted for 85% and 78% of the Company’s total accounts receivable at March 31, 2017 and September 30, 2016, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The purpose of the amendment is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. For public entities, the amendments in ASU 2017-04 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of ASU 2017-04 on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017 The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company is in the process of evaluating the provisions of these ASU’s and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations. However, based upon the current contracts in place, we expect to identify similar performance obligations under these ASUs as compared with the deliverables and separate units of accounting previously identified. As a result, we expect the timing of our revenue to be the same assuming that there are no significant changes to our current contracts and arrangements.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $231,207,629 as of March 31, 2017. The Company incurred a net loss of $7,390,240 and generated negative operating cash flow of $4,699,015 for the six month period ended March 31, 2017. The Company also had working capital of $6,527,906 and cash and cash equivalents of $4,020,412 as of March 31, 2017. The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed in Note E, on November 7, 2016, the Company closed a private placement of common stock and warrants to purchase common stock, for aggregate gross proceeds of $5 million, before deducting placement agent fees and offering expenses. Total net proceeds were approximately $4.3 million.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	March 31, 2017	September 30, 2016
	(unaudited)
Raw materials	$160,754	$100,420
Finished goods	192,828	197,339
Total	$353,582	$297,759

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2017	September 30, 2016
	(unaudited)
Accounts payable	$1,158,216	$1,530,258
Accrued salaries payable	624,902	678,982
Other accrued expenses	113,036	38,101
Total	$1,896,154	$2,247,341

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

In connection with the closing of this Private Placement, as partial compensation, on November 7, 2016, the Company granted warrants to purchase an aggregate of 68,182 shares of its common stock to the Company's placement agents, Maxim Group LLC and Imperial Capital LLC (the “Placement Agent Warrants”) at an exercise price of $2.53 (115% of the public offering price), subject to adjustment as set forth therein (including for stock dividends and splits and certain other distributions and “Fundamental Transactions,” as defined therein). The Placement Agent Warrants will be exercisable beginning six months following the closing date of the Private Placement and terminate at 5:00 P.M. (Eastern Standard Time) on November 7, 2021. In addition, the Placement Agent Warrants provide for cashless exercise, which the Placement Agents may elect if there is no effective registration statement registering the resale of the shares issuable upon exercise of the Placement Agent Warrants. The number of shares of common stock that may be acquired by the Placement Agents upon any exercise of the Placement Agent Warrants (or otherwise in respect hereof) shall be limited to the extent necessary to insure that, following such exercise, the total number of shares of common stock then beneficially owned by the Placement Agent and its Affiliates (as defined therein) and any other Persons whose beneficial ownership of common stock would be aggregated with the Placement Agent pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), does not exceed 9.99% of the total number of issued and outstanding shares of common stock.

NOTE F — STOCK OPTIONS AND WARRANTS

Warrants

During the six month period ended March 31, 2017, the Company issued warrants to purchase 2,272,727 shares of its common stock as part of the Private Placement (See Note E). In addition, warrants to purchase an aggregate of 68,182 shares of common stock were issued to the Company's placement agents, Maxim Group LLC and Imperial Capital LLC (See Note E).

The following table summarizes the changes in warrants outstanding and the related prices for the shares of common stock issued to non-employees of the Company. These warrants were granted in lieu of cash for services performed or financing expenses in connection with the sale of common stock.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

Warrants, continued

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2016	7,208,060	$3.64
Granted	2,340,909	3.47
Exercised	-	-
Cancelled or expired	-	-
Balance at March 31, 2017	9,548,969	$3.60

Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan (the “Incentive Plan”). The number of shares of common stock that can be issued as stock awards and stock options thereunder is an aggregate of 8,833,333 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year is 833,334 shares. The Incentive Plan’s expiration date is January 25, 2025.

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options. As of March 31, 2017, a total of 275,752 shares have been issued and options to purchase 5,722,045 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at October 1, 2016	4,403,234	$4.08
Granted	914,000	2.23
Exercised	-	-
Cancelled or expired	(117,757)	(4.36)
Outstanding at March 31, 2017	5,199,477	$3.76
Vested at March 31, 2017	3,809,116	$3.93	$-	4.49
Non-vested at March 31, 2017	1,390,361		$-	7.76

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

Stock Options, continued

During the six month period ended March 31, 2017, the Company issued an aggregate of 914,000 options to employees, non-employee board of director members (including award modifications of 74,181 options), a consultant and members of the strategic advisory board. Included in these grants were 280,000 options granted to executives during the six month period ended March 31, 2017 and 5,000 performance based options granted to a consultant. These performance based options vest when a certain performance condition is met by the consultant. During the three month period ended March 31, 2017, the Company issued an aggregate of 2,500 options to a member of the strategic advisory board.

The Company uses the Black Scholes Option Pricing Model to determine the fair value of options issued to employees and consultants. The following significant assumptions in the Black Scholes Option Pricing Model were utilized to estimate the fair value of share based payment awards during the three and six month periods ended March 31, 2017 and 2016:

	Three Month Period Ended March 31, 2017	Six Month Period Ended March 31, 2017
Stock price	$1.68	$2.07
Exercise price	$2.87	$2.25
Expected term, years	9.08	5.24
Dividend yield	-%	-%
Volatility	133%	112%
Risk free rate	2.3%	2.0%

	Three Month Period Ended March 31, 2016	Six Month Period Ended March 31, 2016
Stock price	$2.78	$3.03
Exercise price	$2.78	$3.03
Expected term, years	10.00	6.17
Dividend yield	-%	-%
Volatility	142%	130%
Risk free rate	1.74%	1.79%

The Company recorded $537,904 and $489,349 as stock compensation expense for the three month periods ended March 31, 2017 and 2016, respectively. The Company recorded $1,995,924 and $886,338 as stock compensation expense for the six month periods ended March 31, 2017 and 2016, respectively. Included in this amount is $74,537 for the six month period ended March 31, 2017 for stock option modifications to extend the term of options for certain nonemployee board of director members. As of March 31, 2017, unrecorded compensation cost related to non-vested awards was $2,971,071, which is expected to be recognized over a weighted average period of approximately 3.17 years. The weighted average grant date fair value per share for options granted during the three and six month periods ended March 31, 2017 was $1.89 and $1.58, respectively.

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2016, with the option to extend the lease for up to two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period, ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. Total rent expense for the three and six month periods ended March 31, 2017 was $142,768 and $283,165, respectively. Total rent expense for the three and six month periods ended March 31, 2016 was $135,393 and $280,109, respectively.

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

Effective May 7, 2016, the Chief Executive Officer's annual salary was voluntarily reduced by $100,000. Accordingly, his current annual base salary as of March 31, 2017 is $300,000.

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

NOTE H– GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

Three Month Period Ended March 31,
	2017	2016
United States	$555,043	$395,491
Europe	338,005	147,811
Asia and other	12,325	30,020
Total	$905,373	$573,322

Six Month Period Ended March 31,
	2017	2016
United States	$1,143,942	$1,446,219
Europe	632,339	388,003
Asia and other	32,100	63,214
Total	$1,808,381	$1,897,436

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

All forward-looking statements and risk factors included in this Quarterly Report are made as of the date hereof, and all forward-looking statements and risk factors included in documents incorporated herein by reference are made as of their original date, in each case based on information available to us as of the date hereof, or in the case of documents incorporated by reference, the original date of any such document, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make updates with respect to other forward-looking statements or that we will make any further updates to those forward-looking statements at any future time.

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

Any of the assumptions underlying the forward-looking statements contained in this Quarterly Report could prove inaccurate and, therefore, we cannot assure you that any of the results or events contemplated in any of such forward-looking statements will be realized. Based on the significant uncertainties inherent in these forward-looking statements, the inclusion of any such statement should not be regarded as a representation or as a guarantee by us that our objectives or plans will be achieved, and we caution you against relying on any of the forward looking-statements contained herein.

Note

Our trademarks in the United States include SigNature® DNA, SigNature® T DNA, fiberTyping®, DNAnet®, digitalDNA®, SigNify™, BackTrac™ BeaconTM and CertainT™. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report on 10-Q are the property of their respective owners, including, without limitation, SmokeCloak®, a mark owned by MSS Professional A/S and/or its affiliates, and PimaCott®, a mark owned by Himatsingka America and exclusively licensed to us.

Introduction

Using biotechnology as a forensic foundation, we create unique security solutions addressing the challenges of modern commerce. Whether for supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our SigNature DNA technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength. We are also engaged in the large-scale production of specific DNA sequences using the polymerase chain reaction (“PCR”).

SigNature DNA, the core of our technology platform, is nature’s ultimate means of authentication and supply chain security. Our precision-engineered marks have not and, we believe, cannot be broken. Additional layers of protection and complexity are added to the mark in a proprietary manner. SigNature DNA in various carriers has proven highly resistant to UV radiation, heat, cold, vibration, abrasion and other extreme environments and conditions. We work closely with our customers to develop a solution that will be optimized to their specifications to deliver maximum impact. Our products and technology are protected by what we believe to be a robust portfolio of patents and trademarks.

Using our products and technology, manufacturers, brands, and other stakeholders can ensure authenticity and protect against diversion throughout a product’s journey from manufacturer to use.

The core technologies of our business allow us to use DNA sequences to mark objects in a unique manner that we believe cannot be replicated, and then identify these objects by detecting the absence or presence of the DNA. We believe that our disruptive platform offers broad commercial relevance across many industry verticals. Our underlying strategy is to become a solutions provider in supply chains of process industries in which contracts are larger and of longer duration, where the benefits to customers and consumers are more significant, and where our forensic security and traceability offers a unique and protected value. Consumers, governments and companies are demanding details about the systems and sources that deliver their goods. They worry about quality, safety, ethics, and the environmental impact. Farsighted organizations are directly addressing new threats and opportunities presented by this question: Where do these goods come from? These are the questions and concerns we are beginning to address for a growing number of companies. We supply key building blocks for creating secure supply chains with traceability of goods, which in turn can help ensure integrity in supply, honest claims, and ethical and sustainable sourcing.

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

Hundreds of millions of SigNature DNA markers now exist on items ranging from consumer product packaging to microcircuits to cotton and synthetic fibers: to our knowledge, none has ever been copied.

SigNature T DNA and fiberTyping

SigNature T DNA. SigNature T DNA is a unique patent-pending tagging and authentication system specifically designed for textiles and apparel. Specially engineered to adhere tenaciously to any kind of textile substrate, including natural and synthetic fibers, SigNature T DNA markers are resistant to standard textile production conditions, and cannot be copied. The result: an enduring forensic identity marker that remains present from the fiber stage through to the finished product.

This technology allows for better quality control and assurance at any point in the supply chain. SigNature T DNA markers are used for brand protection efforts and raw material, source compliance programs. For example, cotton fibers can be tagged at source, verified as “American grown” and then traced through every step of the supply chain.

Our patented cotton genotyping platform, known as “fiberTyping®”, described below, complements tagging with SigNature T DNA. fiberTyping is employed to identify the genus and species of the fibers before or after they are tagged with SigNature T DNA. fiberTyping cannot be used to track a specific cotton batch through the supply chain, a function which can only be accomplished by our Signature T DNA system.

fiberTyping. fiberTyping is not a marker, but a test of native cotton fiber, which gives a clear result that determines whether the intended “nature-made” endogenous cotton DNA is present in your fiber, yarn or fabric. Samples from the primary material are sent to our forensic labs for DNA analysis and authentication. Cotton classification and the authentication of cotton geographic origin are issues of global significance, important to brand owners and to governments that must regulate the international cotton trade. The use of DNA to identify the cotton fiber content of finished textiles, along with SigNature T DNA tagging is a significant opportunity for brand license holders to control their intellectual property and for governments to improve their ability to enforce compliance with trade agreements between nations.

In addition to the global cotton trade, the potential markets for genotyping include biotherapeutics, nutraceuticals, natural foods, wines and fermented alcohols and other natural textiles.

We believe that our DNA extraction protocol and methodologies are more effective than existing forensic systems. We believe that the combination of our SigNatureT DNA and fiberTyping solutions cover the forensic authentication market for textiles and secure systems and that the related protocols we have developed may be applicable to multiple industry verticals, and can mark and authenticate products at every stage of their life cycle, from beginning to end.

DNAnet and Backtrac

Recognizing that DNA-based evidence is the cornerstone of modern-era law enforcement, we have developed what we believe to be the ultimate crime fighting tools – currently being used in home asset and vehicle marking, as well as commercial applications.

DNAnet.  DNAnet is a DNA marker that can be used to definitively link evidence and offenders to specific crime scenes. As the crime is investigated, the fluorescing DNA marker can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict.

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

SigNify

SigNify. Developing a secure method for real-time, in-field screening of DNA-marked items has long been a priority for us. We believe that standard fluorophores, up-converting phosphors, holograms and other more-traditional screening tools provide little to no defense against counterfeiting. We believe that secure in-field inspection backed with forensic-level DNA authentication is the key to maintaining a well-defended supply chain or asset management program.

The SigNify IF portable DNA reader provides definitive real-time authentication of SigNature DNA in the field– DNA becomes a true, front-line solution for supply chain integrity.

CertainT Supply Chain Platform

CertainT helps brands confirm their product’s authenticity and origin with certified, trust, transparency and traceability. The CertainT emblem indicates use of our tagging, testing and tracking platform to enable proof of product claims for any material, item or product.  Secure and proven, the CertainT Platform helps manufacturers, brands or other commercial organizations deliver on their promise that customers are buying products that are ethically-sourced, safe and authentic.

Information Technology Systems

digitalDNA. digitalDNA is a software platform that enables customers to manage the security of company-marked goods from point of marking to point of authentication or validation to end of life. The base platform is configurable to customer requirements which differ by vertical market, company business process and IT environment. Basic functions offered include DNA inventory management, program training and communications, a database of marked items information, associated documents and images, chain of custody and location tracking, sample authentication processing and Certificate of DNA Authentication ("CODA") downloads, and other administrative functions. Architected for either cloud or local operation, the system supports mobile data capture using bar codes or other technologies. Of special note is the power of embedding our proprietary DNA into tag ink or substrate as the forensic backstop for tags which can be easily copied. The system is architected as the controller and repository for other validation and authentication devices such as our SigNify DNA Readers, Multi-Mode Reader (prototype), DNA Transfer Systems, and other third party devices and is designed to share data with third party applications through standard interfaces.

DNA Transfer Systems. Our DNA Transfer Systems are developed for DNA marking applications which are high volume with a need for monitoring and control. They are computer based, fully automated, offer remote internet access for real-time monitoring and can be configured for application-specific alerts and reporting online. They were used to mark cotton at eight U.S. cotton gins in the 2016 ginning season.

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

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our SigNature DNA and SigNature T DNA, our principal supply chain security and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA, Signature T DNA, DNAnet, BackTrac, digitalDNA, Beacon and SigNify offerings as well as from large scale production of specific DNA sequences using PCR as we work with companies and governments to secure supply chains and restore confidence to products and product labeling throughout the world.  We have continued to incur expenses in expanding our business and increasing our personnel to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, microcircuits and other electronics, cash-in-transit, consumer asset marking, printing and packaging businesses, agrochemicals and diagnostics and reagents. In the future, we plan to expand our focus to include pharmaceuticals, consumer products, food and beverage, and industrial materials. The cotton ginning season in the United States takes place between September and February each year, therefore, revenues from our cotton customer contracts may be seasonal, which may cause our operating results to fluctuate significantly quarterly and annually. For a discussion on seasonality see Note A to the accompanying condensed consolidated financial statements.

Critical Accounting Policies

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2017 and 2016

Revenues

Product revenues

For the three month periods ended March 31, 2017 and 2016, we generated $689,188 and $178,371 in revenues from product sales, respectively. Product revenue increased by $510,817 or 286% for the three month period ended March 31, 2017 as compared to the three month period ended March 31, 2016. The increase in revenue was the result of an increase in textile revenue of approximately $401,000 and an increase of approximately $76,000 in the sales of consumer asset marking products.

Service revenues

For the three month periods ended March 31, 2017 and 2016, we generated $216,185 and $394,951 in revenues from sales of services, respectively. Service revenues include our feasibility projects and any research and/or development contracts as well as fiberTyping and authentication services. The decrease in service revenues of $178,766 or 45% for the three month period ended March 31, 2017 as compared to the same period in the prior fiscal year is attributable to a decrease in revenue from the two government contract awards of approximately $279,000, of which one expired on July 14, 2016 and the other one in August 2016, offset by an increase of $80,000 in feasibility studies for both industrial materials and textile customers.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended March 31, 2017 increased by $43,638 or 17% from $253,734 for the three month period ended March 31, 2016 to $297,372 for the three month period ended March 31, 2017. Cost of revenues as a percentage of product revenues was 43% and 142% for the three month periods ended March 31, 2017 and 2016, respectively. This decrease in cost of revenues as a percentage of product revenues is due to increased sales in the textile industry which are sold at higher margins. Also, during the same period in the prior fiscal year, due to decreased product revenue, our production decreased, and, as a result, our fixed production costs primarily comprised of payroll expenses and other building costs allocated to our production facilities were not absorbed by product sales.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended March 31, 2017 increased by $707,636 or 28% from $2,522,735 for the three month period ended March 31, 2016 to $3,230,371 for the three month period ended March 31, 2017. The increase is attributable to an increase of $324,000 as a result of certain general administrative and overhead costs, including payroll, which were allocated to the two government development contract awards in the prior fiscal year being allocated to selling, general and administrative expenses in the current fiscal year due to the expiration of these two contracts. Additionally, payroll expense increased by approximately $81,000 due primarily due to the hiring of an in-house counsel and a scientist. Stock based compensation expense increased by $49,000, as a result of the continued vesting of stock option awards. We also had increases in investor relations costs of approximately $49,000 as a result of the timing of our annual meeting taking place in the second quarter of the current fiscal year as opposed to the third quarter of the prior fiscal year. The remaining increases consisted of an increase in the costs of franchise taxes and other filing fees of $45,000, travel expenses of $47,000, advertising and marketing of $32,000 and consulting fees of $32,000. These costs were offset partially by decreases in legal and accounting fees.

Research and Development

Research and development expenses decreased to $635,893 for the three month period ended March 31, 2017 from $1,073,079 for the three month period ended March 31, 2016, a decrease of $437,186 or 41%. This decrease is primarily due to decreased development costs incurred in relation to the two government development contract awards as well as costs related to the cooperative research and development agreement with the United States Department of Agriculture (“USDA”) for enhanced cotton genotyping, all of which expired during fiscal 2016.

Depreciation and Amortization

In the three month period ended March 31, 2017, depreciation and amortization decreased by $7,613 or 4% from $170,981 for the three month period ended March 31, 2016 to $163,368 for the three month period ended March 31, 2017.

Other income (expense)

In the three month period ended March 31, 2017, total other income (expense) decreased by $13,191 from expense of $20,416 for the three month period ended March 31, 2016 to expense of $7,225 for the three month period ended March 31, 2017.

Net Loss

Net loss decreased by $38,767 or 1% from a loss of $3,467,623 for the three month period ended March 31, 2016 to a loss of $3,428,856 for the three month period ended March 31, 2017, due to the factors noted above.

Comparison of Results of Operations for the Six Month Periods Ended March 31, 2017 and 2016

Revenues

Product revenues

For the six month periods ended March 31, 2017 and 2016, we generated $1,393,605 and $871,585 in revenues from product sales, respectively. Product revenue increased by $522,020 or 60% for the six month period ended March 31, 2017 as compared to the six month period ended March 31, 2016. Product revenues increased primarily as a result of the increase of approximately $702,000 in textile sales and $130,000 in consumer asset marking products. These increases were offset by decreases in DNA production of approximately $228,000, decreases in print revenue of $41,000, and decreases in cash and valuables in transit of $36,000.

Service revenues

For the six month periods ended March 31, 2017 and 2016, we generated $414,776 and $1,025,851 in revenues from sales of services, respectively. The decrease in service revenues of $611,075 or 60% for the six month period ended March 31, 2017 as compared to the six month period ended March 31, 2016 is attributable to a decrease in revenue from the two government contract awards of approximately $783,000, of which one expired on July 14, 2016 and the other one in August 2016, offset by an increase in fiberTyping revenues of $63,000 and research and development projects of $111,000 primarily related to industrial materials.

Costs and Expenses

Cost of Revenues

Cost of revenues for the six month period ended March 31, 2017 increased by $57,558 or 11% from $514,646 for the six month period ended March 31, 2016 to $572,204 for the six month period ended March 31, 2017. Cost of revenues as a percentage of product revenues was 41% and 59% for the six month periods ended March 31, 2017 and 2016, respectively. This decrease in cost of revenues as a percentage of product revenues is due to increased sales to the textile industry which carry higher margins. Also, during the second fiscal quarter ended March 31, 2016, due to low product revenue, our production decreased, and, as a result, our fixed production costs, primarily comprised of payroll expenses and rent and utilities allocated to our production facilities, were not absorbed by product sales.

Selling, General and Administrative

Selling, general and administrative expenses for the six month period ended March 31, 2017 increased by $1,512,237 or 27% from $5,619,051 for the six month period ended March 31, 2016 to $7,131,288 for the six month period ended March 31, 2017. The increase is attributable to an increase in stock based compensation expense of approximately $1,110,000, primarily associated with stock option grants during the six month period ended March 31, 2017, which vested immediately, whereas the grants during the six month period ended March 31, 2016 have a four year vesting period. Selling, general and administrative expenses increased by approximately $486,000 as a result of the operating costs, including payroll, which were allocated to the two government development contract awards in the prior fiscal year being allocated to selling, general and administrative expenses in the current fiscal year. In addition, the Company had increases of $76,000 for travel related costs, $47,000 for franchise tax and other filing fees, and $80,000 for advertising and marketing costs. These increases were offset by a decrease of $291,000 in professional fees.

Research and Development

Research and development expenses decreased to $1,154,521 for the six month period ended March 31, 2017 from $1,742,147 for the six month period ended March 31, 2016, a decrease of $587,626 or 34%. This decrease is primarily due to decreased development costs incurred in relation to the two government development contract awards as well as costs related to the cooperative research and development agreement with the USDA for enhanced cotton genotyping, all of which expired during fiscal 2016.

Depreciation and Amortization

In the six month period ended March 31, 2017, depreciation and amortization decreased by $63,982 or 16% from $389,327 for the six month period ended March 31, 2016 to $325,345 for the six month period ended March 31, 2017. This decrease is attributable to $69,000 of amortized customer purchase orders acquired from Vandalia and fulfilled by the Company during the six month period ended March 31, 2016.

Other income (expense)

In the six month period ended March 31, 2017, total other income (expense) decreased by $10,895 from expense of $26,158 for the six month period ended March 31, 2016 to expense of $15,263 for the six month period ended March 31, 2017.

Net Loss

Net loss increased by $996,347 or 16% from a loss of $6,393,893 for the six month period ended March 31, 2016 to a loss of $7,390,240 for the six month period ended March 31, 2017, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2017, we had working capital of $6,527,906. For the six month period ended March 31, 2017, we generated a net cash flow deficit from operating activities of $4,699,015 consisting primarily of our loss of $7,390,240 net with non-cash adjustments of $325,345 in depreciation and amortization charges, $1,995,924 for stock-based compensation, and $21,247 in provision for bad debt expense. Additionally, we had a net decrease in operating assets of $1,612,345 and a net decrease in operating liabilities of $1,263,636. Cash used in investing activities was $93,694 for the purchase of property, plant and equipment. Cash provided by financing activities was $4,333,847 consisting primarily of net proceeds from the November 2016 private placement of the sale of common stock and warrants.

At March 31, 2017, there was $1,044,780 included in long-term accounts receivable relating to a customer from the cotton industry that purchased SigNature T DNA to mark the cotton supply chain.  The nature of this contract includes extended payment terms that will result in a longer collection period and slower cash inflows, which will affect our liquidity and capital resources.

We have recurring net losses, which have resulted in an accumulated deficit of $231,207,629 as of March 31, 2017. We have incurred a net loss of $7,390,240, for the six month period ended March 31, 2017. At March 31, 2017 we had cash and cash equivalents of $4,020,412. Our current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, we have financed our operations principally from the sale of equity securities. As disclosed in Note E to the accompanying condensed consolidated financial statements, during the six month period ended March 31, 2017, we closed on a private placement of common stock and warrants to purchase common stock, for aggregate gross proceeds of $5 million, before deducting placement agent fees and offering expenses.

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

We expect capital expenditures to be less than $250,000 in fiscal 2017. Our primary investments are expected to be in laboratory equipment to support prototyping, manufacturing, our authentication services, and outside services for our detector and reader development.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

You should carefully consider the risks and uncertainties described under the caption “Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, and our subsequent filings. The risks and uncertainties described in this Quarterly Report and in our other filings with the SEC are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be materially adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment. As further described under the caption “Forward-Looking Statements” in Part I, Item 2, this Quarterly Report also contains forward-looking statements that involve additional risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements due to the factors and risks described above or other factors.

During the fiscal quarter ended March31, 2017, there have been no material changes in our risk factors previously disclosed under Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

On May 10, 2017, the Board of Directors elected Elizabeth M. Schmalz Ferguson as a director of the Board effective June 1, 2017. At this time, Ms. Ferguson is not expected to serve on any committee of the Board. As has been the policy with other non-employee directors, Ms. Ferguson will be granted annually a ten year stock option, fully vested after one year, to purchase a number of shares of common stock having a fair value of $75,000 as determined using the Black Scholes value or as determined by the Compensation Committee of the Board. In addition, Ms. Ferguson will be a party to the Company’s standard form of indemnification agreement. There is no understanding or arrangement between Ms. Ferguson and any other person or persons with respect to her election as director and there are no family relationships between Ms. Ferguson and any other director or executive officer or person nominated or chosen to become a director or executive officer. There have been no transactions, nor are there any currently proposed transactions, to which the Company was or is to be a party in which Ms. Ferguson or any member of her immediate family had, or will have, a direct or indirect material interest.

On May 10, 2017, the Board of Directors accepted the resignation of Ming-Hwa Benjamin Liang as Secretary and Chief Scientific Officer of the Company. Mr. Liang remains an employee of the Company.

Effective May 20, 2017, the Chief Executive Officer’s annual salary was voluntarily reduced by $50,000.

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

Applied DNA Sciences, Inc.

Dated: May 11, 2017	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 11, 2017	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

