Form 10-Q
period 2017-06-30
APPLIED DNA SCIENCES INC
filed 2017-08-10
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☒   Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

☐   Yes    ☒   No

At August 7, 2017, the registrant had 27,377,057 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2017

Part I - Financial Information

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,402,809	$4,479,274
Accounts receivable, net of allowance of $37,773 and $32,965 at June 30, 2017 and September 30, 2016, respectively	4,746,010	6,374,895
Stock subscriptions receivable	505,000	-
Inventories	376,520	297,759
Prepaid expenses and other current assets	113,234	200,006
Total current assets	8,143,573	11,351,934

Property, plant and equipment, net of accumulated depreciation of $1,565,153 at June 30, 2017 and $1,263,200 at September 30, 2016	589,656	792,499

Other assets:
Long term accounts receivables	-	1,535,000
Deposits	61,626	61,126
Deferred offering costs	-	13,986
Goodwill	285,386	285,386
Intangible assets, net of accumulated amortization of $607,047 and $423,649 at June 30, 2017 and September 30, 2016, respectively	1,342,502	1,525,900

Total Assets	$10,422,743	$15,565,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,730,560	$2,247,341
Deferred revenue	674,429	1,837,588
Total current liabilities	2,404,989	4,084,929

Long term accounts payable	-	215,500
Long term deferred revenue	-	900,000

Total liabilities	2,404,989	5,200,429

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2017 and September 30, 2016	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2017 and September 30, 2016	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2017 and September 30, 2016	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized at June 30, 2017 and September 30, 2016; 27,377,057 and 24,078,756 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	27,377	24,079
Additional paid in capital	242,808,854	234,158,711
Stock subscription receivable	(1,000,000)	—
Accumulated deficit	(233,818,477)	(223,817,388)
Total stockholders’ equity	8,017,754	10,365,402

Total Liabilities and Stockholders’ Equity	$10,422,743	$15,565,831

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Product revenues	$1,493,449	$295,867	$2,887,054	$1,167,452
Service revenues	303,933	357,029	718,709	1,382,880
Total revenues	1,797,382	652,896	3,605,763	2,550,332

Cost of revenues	232,348	180,559	804,552	735,692

Operating expenses:
Selling, general and administrative	3,402,817	2,576,891	10,534,105	8,185,149
Research and development	603,095	1,149,146	1,757,616	2,861,599
Depreciation and amortization	161,441	168,641	486,786	557,968

Total operating expenses	4,167,353	3,894,678	12,778,507	11,604,716

LOSS FROM OPERATIONS	(2,602,319)	(3,422,341)	(9,977,296)	(9,790,076)

Other income (expense):
Interest income, net	228	2,660	2,763	9,567
Other (expense) income , net	(8,758)	52,670	(26,556)	19,606

Net loss before provision for income taxes	(2,610,849)	(3,367,011)	(10,001,089)	(9,760,903)

Provision for income taxes	—	—	—	—

NET LOSS	$(2,610,849)	$(3,367,011)	$(10,001,089)	$(9,760,903)

Net loss per share-basic and diluted	$(0.10)	$(0.14)	$(0.38)	$(0.41)

Weighted average shares outstanding-Basic and diluted	26,374,023	24,075,225	26,049,866	23,563,164

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(10,001,089)	$(9,760,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486,786	557,968
Stock-based compensation expense	2,562,300	1,444,170
Loss on sale of property, plant and equipment	—	5,520
Common stock issued for consulting services	—	78,134
Provision for bad debts	368,168	106,247
Change in operating assets and liabilities:
Accounts receivable	1,576,636	170,962
Inventories	(78,761)	(136,783)
Prepaid expenses and other current assets and deposits	86,272	107,343
Accounts payable and accrued liabilities	(418,689)	(589,705)
Deferred revenue	(1,146,903)	566,732

Net cash used in operating activities	(6,565,280)	(7,450,315)

Cash flows used in investing activities:
Proceeds from sale of property, plant and equipment	—	5,500
Purchase of property, plant and equipment	(111,312)	(594,808)
Purchase of intangible assets	—	(43,353)
Net cash used in investing activities	(111,312)	(632,661)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	4,600,127	7,853,155
Proceeds from the exercise of warrants	—	4,410

Net cash provided by financing activities	4,600,127	7,857,565

Net decrease in cash and cash equivalents	(2,076,465)	(225,411)
Cash and cash equivalents at beginning of period	4,479,274	7,312,184
Cash and cash equivalents at end of period	$2,402,809	$7,086,773

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued in exchange for subscriptions receivable	$1,505,000	$—
Reclassification of deferred offering costs to additional paid-in capital	$13,986	$—
Intangible assets acquired, and included in accounts payable	$—	$60,468

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of June 30, 2017 and for the three and nine month periods ended June 30, 2017 and 2016 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2016 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 6, 2016.

The condensed consolidated balance sheet as of September 30, 2016 contained herein has been derived from the audited consolidated financial statements as of September 30, 2016, but does not include all disclosures required by GAAP.

Business and Basis of Presentation

The Company is principally devoted to developing and marketing SigNature DNA technology solutions in the United States, Europe and Asia. To date, the Company has had a limited operating history with its current business model, and as a result, its operations have produced limited recurring revenues from its products and services; it has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment and development of a biotechnology company.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, and Applied DNA Sciences India Private Limited which currently have no operations or activity. Applied DNA Sciences India Private Limited was incorporated in India on June 22, 2017. Significant inter-company transactions and balances have been eliminated in consolidation.  To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Inventories

Inventories, which consist primarily of raw materials, and finished goods, is stated at the lower of cost or market, with cost determined by using the first-in, first-out (FIFO) method.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At June 30, 2017 and September 30, 2016, the Company recorded deferred revenue of $674,429 and $2,737,588, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as milestones are achieved as per each contract. Revenue for firm fixed price government contract awards are recognized over the period of the contract. The Company recognized revenue from these contracts of $62,337 for the three and nine month period ended June 30, 2017. The Company recognized revenue from these contracts of $210,219 and $993,266 for the three and nine month periods ended June 30, 2016, respectively.

The Company recognized the revenue under its former memorandum of understanding ("MOU"), which expired on May 30, 2017, with LD Commodities Cotton LLC ("Dreyfus") when the product has been shipped, as there is no right of return under this arrangement and there is a commitment from their customer to purchase the marked cotton. The Company has evaluated the other indicators of gross and net revenue recognition, including whether or not the Company is the primary obligor and if it has general inventory risk. The Company does not have any general inventory risk and is not the primary obligor as it relates to the marketing portion of the cotton tagging fee. With respect to the Company’s former mutual license agreement with Himatsingka America Inc. (formerly known as Divatex Home Fashion, Inc.) (“Himatsingka”), the Company has evaluated all of the key gross and net revenue recognition indicators and has concluded that the circumstances as they relate to Himatsingka’s portion of the tagging fee are more consistent with those key indicators that support net revenue reporting. In addition, the nature of some of the Company’s cotton contracts includes extended payment terms that will result in a longer collection period and slower cash inflows.

The Company had an accounts receivable balance due from Dreyfus related to the former MOU of $2,783,246 and tagging fees payable to Himatsingka of $594,614 as of June 30, 2017. The Company received proceeds in respect of the accounts receivable balance of $1,286,320 on August 4, 2017, net of Himatsingka’s portion of the tagging fee.

On June 23, 2017, the Company entered into a new licensing agreement (the “Licensing Agreement”) with Himatsingka, which replaces the terms of the MOU. The Licensing Agreement terminates an earlier licensing agreement dated March 25, 2015 between Divatex Home Fashion, Inc. (a predecessor to Himatsingka) and the Company. Under the terms of the Licensing Agreement, Himatsingka will be solely responsible for promoting, marketing and selling on a worldwide basis the Company’s technology with respect to finished and unfinished cotton products. The Licensing Agreement grants Himatsingka an exclusive license to use the Company’s technology in respect of cotton, subject to certain carve-outs including governmental users, non-commercial trade associations and others. The Licensing Agreement has a term that continues until June 23, 2042, except in the case of patents, in which case the term continues with respect to a patent until such patent is no longer in effect. The Company will no longer ship taggant to mark cotton pursuant to the terms of the MOU with Dreyfus. Instead, the Company will ship taggant to mark cotton to locations designated by Himatsingka, and Himatsingka will take possession of inventory upon shipment. The Licensing Agreement provides that Himatsingka will make payments for the use of the Company’s taggant technology on a net 60 days basis (with the exception of the first delivery which was on a 180 day basis). In addition, Himatsingka will make royalty payments on a quarterly basis in arrears in the event the Company’s technology is used on non-home products. Himatsingka is responsible for the inspection and compliance within the supply chain. Himatsingka is generally required to use the Company’s technology during the term of the Licensing Agreement, subject, among other things, to their customers’ requirements. As part of the Licensing Agreement, the Company will establish an independent testing laboratory in Ahmedabad, India. The Licensing Agreement includes customary mutual indemnification provisions.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

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

June 30, 2017

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

For the three and nine month periods ended June 30, 2017 and 2016, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because including those securities would have been anti-dilutive for the three and nine month periods ended June 30, 2017 and 2016. Common stock equivalents as of June 30, 2017 and 2016 are as follows:

	2017	2016

Warrants	9,548,969	7,323,060
Stock options	5,276,222	4,414,865
	14,825,191	11,737,925

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

June 30, 2017

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2017 included an aggregate of 11% and 71% from two customers, respectively. The Company’s revenues earned from sale of products and services for the nine month period ended June 30, 2017 included an aggregate of 15%, 18%, and 38% from three customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2016 included 34% and 43% from two customers, respectively. The Company’s revenues earned from sale of products and services for the nine month period ended June 30, 2016 included 16% and 47%, from two customers, respectively.

Two customers accounted for 59% and 32% of the Company’s accounts receivable at June 30, 2017. One customer accounted for 78% of the Company’s total accounts receivable at September 30, 2016.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2017-09, Compensation – “Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in this update are to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” ("ASU 2015-11"). ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company does not expect the adoption of ASU 2015-11 to have a material effect on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), revenue recognition criteria and other technical corrections (ASU 2016-20) as well as clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets (ASU 2017-05). The Company is in the process of evaluating the provisions of these ASU’s and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations. However, based upon the revenue recognized for the current contracts in place as of June 30, 2017, we expect to identify similar performance obligations under these ASUs as compared with the deliverables and separate units of accounting previously identified. As a result, we expect the timing of our revenue to be the same assuming that there are no significant changes to our current contracts and arrangements. The Company is also evaluating the transition guidance under ASU 2014-09 to determine if it will apply the full retrospective or modified retrospective approach.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $233,818,477 as of June 30, 2017. The Company incurred a net loss of $10,001,089 and generated negative operating cash flow of $6,565,280 for the nine month period ended June 30, 2017. The Company also had working capital of $5,738,584 and cash and cash equivalents of $2,402,809 as of June 30, 2017. The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed in Note E, on November 7, 2016, the Company closed a private placement of common stock and warrants to purchase common stock, for aggregate gross proceeds of $5 million, before deducting placement agent fees and offering expenses. Total net proceeds were approximately $4.3 million. On June 28, 2017, the Company entered into subscription agreements in connection with a private placement of common stock for aggregate gross proceeds of $1,805,000. Total net proceeds were approximately $1,771,000. Included in the aggregate proceeds was $1,505,000 in stock subscriptions receivable as of June 30, 2017. Proceeds of $505,000 related to the stock subscriptions receivable were received from July 1, 2017 through the date of filing of this Form 10-Q, and therefore were reflected as an asset in the condensed consolidated balance sheet. The Company agreed to extend the payment term of $1,000,000 with respect to one investor for an additional 30 days to August 28, 2017, and therefore this amount is reflected as a reduction of stockholders’ equity in the condensed consolidated balance sheet.

The Company expects to finance operations and capital expenditures primarily through cash received from the November 2016 and June 2017 private placements, and the collection of its current accounts receivables. The Company estimates that it will have sufficient cash and cash equivalents to fund operations for the next twelve months from the balance sheet date.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30, 2017	September 30, 2016
	(unaudited)
Raw materials	$190,365	$100,420
Finished goods	186,155	197,339
Total	$376,520	$297,759

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2017	September 30, 2016
	(unaudited)
Accounts payable	$1,016,204	$1,530,258
Accrued salaries payable	537,510	678,982
Other accrued expenses	176,846	38,101
Total	$1,730,560	$2,247,341

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

On June 28, 2017 the Company entered into subscription agreements for a private placement of its common stock,with a group of investors, including a strategic investor which is also a key customer and intellectual property licensee of the Company as well as all of the Company’s executive officers and all members of the Board of Directors. As a result of the private placement, the Company agreed to issue 1,025,574 shares of common stock at a price of $1.76 per share for total gross proceeds of $1,805,000. As part of the private placement, the Company’s management and Board of Directors purchased 315,346 shares of common stock for gross proceeds of $555,000. Included in the aggregate proceeds was $1,505,000 in stock subscriptions receivable as of June 30, 2017. Proceeds of $505,000 related to the stock subscriptions receivable were received from July 1, 2017 through the date of filing of this Form 10-Q, and therefore were reflected as an asset in the condensed consolidated balance sheet. The Company agreed to extend the payment term of $1,000,000 with respect to one investor for an additional 30 days to August 28, 2017, and therefore this amount is reflected as a reduction of stockholders’ equity in the condensed consolidated balance sheet. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of such Securities Act and Regulation D promulgated thereunder and such Common Stock will therefore be restricted. Each investor gave representations that he, she or it was an “accredited investor” (as defined under Rule 501 of Regulation D) and that he, she or it is purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general solicitation conducted in connection with the offer and sale of the securities.

NOTE F — STOCK OPTIONS AND WARRANTS

Warrants

During the nine month period ended June 30, 2017, the Company issued warrants to purchase 2,272,727 shares of its common stock as part of the Private Placement (See Note E). In addition, warrants to purchase an aggregate of 68,182 shares of common stock were issued to the Company's placement agents, Maxim Group LLC and Imperial Capital LLC (See Note E).

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

Warrants, continued

The following table summarizes the changes in warrants outstanding and the related prices for the shares of common stock issued to non-employees of the Company.

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2016	7,208,060	$3.64
Granted	2,340,909	3.47
Exercised	-	-
Cancelled or expired	-	-
Balance at June 30, 2017	9,548,969	$3.60

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

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options. As of June 30, 2017, a total of 275,752 shares have been issued and options to purchase 5,798,790 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at October 1, 2016	4,403,234	$4.08
Granted	1,039,010	2.27
Exercised	-	-
Cancelled or expired	(166,022)	(4.20)
Outstanding at June 30, 2017	5,276,222	$3.72
Vested at June 30, 2017	3,823,720	$3.93	$-	4.25
Non-vested at June 30, 2017	1,452,502		$-	7.64

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

Stock Options, continued

During the nine month period ended June 30, 2017, the Company issued an aggregate of 1,039,010 options to employees, non-employee board of director members (including award modifications of 119,182 options), a consultant and members of the strategic advisory board. Included in these grants were 300,000 options granted to executives during the nine month period ended June 30, 2017 and 5,000 performance based options granted to a consultant. These performance based options vest when a certain performance condition is met by the consultant. During the three month period ended June 30, 2017, the Company issued an aggregate of 125,001 options (including award modifications of 45,001 options) to employees, non-employee members of the board of directors, and members of the strategic advisory board. Included in these grants were 20,000 options issued to a member of the board of the directors.

The Company uses the Black Scholes Option Pricing Model to determine the fair value of options issued to employees and consultants. The following significant assumptions in the Black Scholes Option Pricing Model were utilized to estimate the fair value of share based payment awards during the three and nine month periods ended June 30, 2017 and 2016:

	Three Month Period Ended June 30, 2017	Nine Month Period Ended June 30, 2017
Stock price	$1.58	$2.01
Exercise price	$2.58	$2.29
Expected term, years	6.93	5.47
Dividend yield	-%	-%
Volatility	115%	112%
Risk free rate	2.0%	2.0%

	Three Month Period Ended June 30, 2016	Nine Month Period Ended June 30, 2016
Stock price	$3.06	$3.05
Exercise price	$2.82	$2.93
Expected term, years	9.66	7.93
Dividend yield	-%	-%
Volatility	140%	135%
Risk free rate	1.75%	2.00%

The Company recorded $566,377 and $515,496 as stock compensation expense for the three month periods ended June 30, 2017 and 2016, respectively. The Company recorded $2,562,300 and $1,444,170 as stock compensation expense for the nine month periods ended June 30, 2017 and 2016, respectively. Included in this amount is $15,414 and $89,951 for the three and nine month period ended June 30, 2017 for stock option modifications primarily to extend the term of options for certain employees and nonemployee board of director members. As of June 30, 2017, unrecorded compensation cost related to non-vested awards was $2,527,059, which is expected to be recognized over a weighted average period of approximately 3.37 years. The weighted average grant date fair value per share for options granted during the three and nine month periods ended June 30, 2017 was $1.17 and $1.57, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2016, with the option to extend the lease for up to two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period, ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. Total rent expense for the three and nine month periods ended June 30, 2017 was $134,519 and $417,684, respectively. Total rent expense for the three and nine month periods ended June 30, 2016 was $126,126 and $406,235, respectively.

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

Effective May 7, 2016, the Chief Executive Officer's annual salary was voluntarily reduced by $100,000. Effective May 20, 2017, the Chief Executive’s annual salary was voluntarily reduced by an additional $50,000. Accordingly, his current annual base salary as of June 30, 2017 is $250,000.

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

NOTE H– GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

Three Month Period Ended June 30,
	2017	2016
United States	$1,448,776	$366,522
Europe	326,606	266,618
Asia and other	22,000	19,756
Total	$1,797,382	$652,896

Nine Month Period Ended June 30,
	2017	2016
United States	$2,592,719	$1,812,740
Europe	953,944	654,621
Asia and other	59,100	82,971
Total	$3,605,763	$2,550,332

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

Note

Our trademarks in the United States include SigNature® DNA, SigNature® T DNA, fiberTyping®, DNAnet®, digitalDNA®, SigNify™, BackTrac™, BeaconTM, and CertainT™. All other trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report on 10-Q are the property of their respective owners.

Introduction

Using biotechnology as a forensic foundation, we create unique security solutions addressing the challenges of modern commerce. Whether for supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our technology platform is designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength. We are also engaged in the large-scale production of specific DNA sequences using the polymerase chain reaction (“PCR”).

SigNature DNA, the core of our technology platform, is nature’s ultimate means of authentication and supply chain security. Our precision-engineered molecular tags have not and, we believe, cannot be broken. Additional layers of protection and complexity are added to the molecular tag in a proprietary manner. SigNature DNA in various carriers has proven highly resistant to UV radiation, heat, cold, vibration, abrasion and other extreme environments and conditions. We work closely with our customers to develop a solution optimized to their specifications to deliver maximum impact. Our products and technology are protected by what we believe to be a robust portfolio of patents and trademarks.

Using our products and technology, manufacturers, brands, and other stakeholders can ensure authenticity and traceability related to product claims and protect against diversion throughout a product’s journey from manufacturer to use.

The core technologies of our business allow our customers to use DNA sequences to mark objects in a unique manner that we believe cannot be replicated, and then identify these objects by detecting the absence or presence of the DNA. We believe that our disruptive technology platform offers broad commercial relevance across many industry verticals. Our overarching strategy is to become a solutions provider in the supply chains of process industries in which contracts are larger and of longer duration, where the benefits to customers and consumers are more significant, and where our forensic security and traceability offers a unique and protected value. Consumers, governments and companies are demanding details about the systems and the resources that comprise their goods. Consumers worry about quality, safety, ethics, and the environmental impact. Farsighted organizations are directly addressing new threats and opportunities presented by this question: Where do these goods come from? These are the questions and concerns we are beginning to address for a growing number of companies. Our technology platform supplies the building blocks for creating secure supply chains with traceability of goods, which in turn can help ensure integrity in supply, honest claims, and ethical and sustainable sourcing.

Signature DNA Tags

SigNature DNA. SigNature DNA is our patented moleculer tag technology, at the core of our platform. It provides forensic power and protection for a wide array of applications. Highly secure, robust and durable, SigNature DNA tags are an ingredient that can be used to fortify brand protection efforts; strengthen supply chain security; and mark, track and convict criminals. Through our SigNatue DNA, custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, and metal coatings. SigNature DNA molecular tags can be made resistant to challenging environments such as heat, cold, vibration, abrasion, organic solvents, chemicals, UV radiation and other extreme environmental conditions, and so can be identified for numerous years after being embedded directly, or into media applied or attached to the item to be marked. Each individual molecular tag is recorded and stored in a secure database so that we can later detect it using a simple spot test, or the marks can be forensically analyzed in our laboratories to obtain definitive proof of the presence or absence of a specific SigNature DNA molecular tag (e.g., one designed to mark a particular product). Our in-lab forensic testing capability delivers an expert witness Certificate of DNA Authentication (CODA). Because DNA is one of the most dense information carriers known, and can be amplified with high fidelity, only minute quantities of SigNature DNA are necessary for successful analysis and authentication. As a result, SigNature DNA can fold seamlessly into production and logistics workflows at extremely low concentrations.

SigNature DNA has been subjected to rigorous testing by the Idaho National Laboratory, a U.S. National Laboratory, by CALCE (the Center for Advanced Life Cycle Engineering), the largest electronic products and systems research center focused on electronics reliability, and by verified procedures in our laboratories. The molecular tag has passed all tests across a broad spectrum of materials and substrates, and has met key military stability standards. SigNature DNA has passed a strenuous “red-team” vetting on behalf of the U.S. Defense Logistics Agency.

Hundreds of millions of SigNature DNA molecular tags now exist on items ranging from consumer product packaging to microcircuits to cotton and synthetic fibers; to our knowledge, none has ever been copied.

SigNature T DNA and fiberTyping

SigNature T DNA. SigNature T DNA is a unique patented tagging and authentication system specifically designed for textiles and apparel. Specially engineered to adhere tenaciously to textile substrates, including natural and synthetic fibers, SigNature T DNA molecular tags are resistant to standard textile production conditions, and cannot be copied. The result: an enduring forensic level molecular tag that remains present from the fiber stage through to the finished product.

Our SigNature T technology allows for better quality control and assurance at any point in the textile supply chain. SigNature T DNA molecular tags are currently used for brand protection efforts and raw material source compliance programs. For example, cotton fibers can be tagged at source, verified as “American grown” and then traced through every step of the supply chain.

fiberTyping. Our patented cotton genotyping platform, known as “fiberTyping®”, described below, complements our SigNature T DNA system. fiberTyping is employed to identify the genus and species of the cotton fibers before or after they are tagged with SigNature T DNA. fiberTyping cannot be used to provide unique identity or traceability of a specific cotton batch through the supply chain, a function which can only be accomplished by our Signature T DNA system combined with our digital software platform.

fiberTyping is not a molecular tag, but a test of native cotton fiber, which gives a clear result that determines whether the intended "nature-made" endogenous cotton DNA is present in your fiber, yarn or fabric. Samples from the primary material are sent to our forensic labs for DNA analysis and authentication. Cotton classification and the authentication of cotton geographic origin are issues of global significance, important to brand owners and to governments that must regulate the international cotton trade. The use of DNA to identify the cotton fiber content of finished textiles, along with the SigNature T DNA system is a significant opportunity for brand license holders to control their intellectual property and for governments to improve their ability to enforce compliance with trade agreements between nations.

In addition to the global cotton trade, the potential markets for genotyping include biotherapeutics, nutraceuticals, natural foods, wines and fermented alcohols and other natural textiles.

We believe that our DNA extraction protocol and methodologies are more effective than existing forensic systems. We believe that the combination of our SigNatureT DNA and fiberTyping solutions cover the forensic authentication market for textiles and that the related protocols we have developed may be applicable to multiple industry verticals, and can mark and authenticate products at every stage of their life cycle, from beginning to end.

DNAnet, SmartDNA and Backtrac

Recognizing that DNA-based evidence is the cornerstone of modern-era law enforcement, we have developed what we believe to be the ultimate crime fighting tools – currently being used in home asset and vehicle marking, as well as commercial applications.

These DNA markers can be used to definitively link evidence and offenders to specific crime scenes. As the crime is investigated, the fluorescing DNA marker can assist police in linking the offender and stolen items to a specific crime scene, creating a greater ability to identify and convict.

These long lasting tagging solutions contain unique DNA based molecular tags that can also help return stolen or lost property to its rightful owner.

Beacon

Beacon. Beacon locked optical markers deliver secure real-time inspection capabilities. A unique encrypted mechanism (patent-pending) creates a protected, covert screening tool for the more covert DNA marker that can be easily adapted to packaging, security labels and high–value assets through inks, varnishes and coatings. When Beacon locked optical markers are combined with SigNature DNA markers, a strong and flexible end-to-end security solution is created where authenticity and provenance can be determined with confidence.

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

The SigNify IF portable DNA reader provides definitive real-time authentication of SigNature DNA and SigNature T DNA molecular tags in the field – DNA becomes a true, front-line solution for supply chain integrity.

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

CertainT Supply Chain Platform

CertainT helps brands confirm their product’s authenticity and origin with certified, trust, transparency and traceability through the seamless amalgamation of several of our platform technologies .. The CertainT trademark indicates use of the CertainT tagging, testing and tracking platform to enable proof of product claims for any material, item or product.  Secure and proven, the CertainT Platform helps manufacturers, brands or other commercial organizations deliver on their promise that customers are buying products that are ethically-sourced, safe and authentic.

Large-scale production of specific DNA sequences using PCR.

Large-scale production of specific DNA sequences using PCR. Our patented Triathlon™ PCR systems allow for the large-scale production of specific DNA sequences. The systems are self-contained and modular, can work together in mass production or can be used individually throughout the world, offering the advantage of delivering DNA locally and securely. These DNA sequences are being used by customers as a diagnostic and reagent and provide us the opportunity to cross-sell our DNA-based supply chain security solutions. A new capacity for us will be the ability to manufacture longer DNA sequences valuable in gene therapy, DNA vaccines and diagnostics, with what we believe is a distinct competitive advantage in cost, cleanliness, and time-to-market. These types of DNA are distinct from our DNA security markers and represent a potential new entry into medical markets, where we believe there are opportunities for our broader platform.

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our SigNature DNA and SigNature T DNA, our principal supply chain security and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature DNA, Signature T DNA, DNAnet, BackTrac, digitalDNA, Beacon, SigNify and CertainT offerings as well as from large scale production of specific DNA sequences using PCR as we work with companies and governments to secure supply chains and restore confidence to products and product labeling throughout the world.  We have continued to incur expenses in expanding our business and increasing our personnel to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, microcircuits and other electronics, cash-in-transit, consumer asset marking, printing and packaging businesses, agrochemicals and diagnostics and reagents. In the future, we plan to expand our focus to include pharmaceuticals, consumer products, food and beverage and industrial materials. The cotton ginning season in the United States takes place between September and February each year, therefore, revenues from our cotton customer contracts may be seasonal, which may cause our operating results to fluctuate significantly quarterly and annually. For a discussion on seasonality see Note A to the accompanying condensed consolidated financial statements.

Critical Accounting Policies

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2017 and 2016

Revenues

Product revenues

For the three month periods ended June 30, 2017 and 2016, we generated $1,493,449 and $295,867 in revenues from product sales, respectively. Product revenue increased by $1,197,582 or 405% for the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016. The increase was primarily related to an increase of approximately $1,223,000 of textile revenue. During the three month period ended June 30, 2017, we fulfilled our initial order with Himatsingka for the upcoming ginning season for gross revenue of $1,225,000. During the prior year fiscal year, the majority of our orders in our textile division were fulfilled in the fourth quarter.

Service revenues

For the three month periods ended June 30, 2017 and 2016, we generated $303,933 and $357,029 in revenues from sales of services, respectively. Service revenues include our feasibility projects and any research and/or development contracts as well as fiberTyping and authentication services. The decrease in service revenues of $53,096 or 15% for the three month period ended June 30, 2017 as compared to the same period in the prior fiscal year is attributable to a decrease in revenue from two government contract awards of approximately $210,000 which expired on July 14, 2016 and August 2016, respectively. During the three month period ended June 30, 2017 we received a new government contract award for a total of $1,496,000 which will be recognized over a two year period. Revenues from this contract were approximately $62,000 during the three month period ended June 30, 2017. Decreases in revenue were further offset by increases in revenues of $115,000 from development projects primarily in our textile division.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended June 30, 2017 increased by $51,789 or 29% from $180,559 for the three month period ended June 30, 2016 to $232,348 for the three month period ended June 30, 2017. Cost of revenues as a percentage of product revenues was 16% and 61% for the three month periods ended June 30, 2017 and 2016, respectively. This decrease in cost of revenues as a percentage of product revenues is due to increased sales in the textile industry which are sold at higher margins. Also, during the same period in the prior fiscal year, due to decreased product revenue, our production decreased, and, as a result, our fixed production costs primarily comprised of payroll expenses and other building costs allocated to our production facilities were not absorbed by product sales.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended June 30, 2017 increased by $825,926 or 32% from $2,576,891 for the three month period ended June 30, 2016 to $3,402,817 for the three month period ended June 30, 2017. The increase is attributable to an increase of $443,000 as a result of certain general administrative and overhead costs, including $274,000 of payroll costs, which were allocated to the two government development contract awards in the prior fiscal year being allocated to selling, general and administrative expenses in the current fiscal year due to the expiration of these two contracts. Additionally, payroll expense increased by approximately $130,000 primarily due to the hiring of a full time in-house counsel as well as sales personnel in our security and personal products area. Bad debt expense increased by $263,000 as a result of the write off of a portion of our accounts receivable. Legal costs increased by approximately $120,000 as a result of increased costs related to the development of our intellectual property. These increases were offset by a decrease in franchise taxes of $190,000.

Research and Development

Research and development expenses decreased to $603,095 for the three month period ended June 30, 2017 from $1,149,146 for the three month period ended June 30, 2016, a decrease of $546,051 or 48%. This decrease is primarily due to decreased development costs incurred in relation to the two government development contract awards as well as costs related to the cooperative research and development agreement with the United States Department of Agriculture (“USDA”) for enhanced cotton genotyping, all of which expired during fiscal 2016.

Depreciation and Amortization

In the three month period ended June 30, 2017, depreciation and amortization decreased by $7,200 or 4% from $168,641 for the three month period ended June 30, 2016 to $161,441 for the three month period ended June 30, 2017.

Other income (expense)

In the three month period ended June 30, 2017, total other income (expense) decreased by $63,860 from income of $55,330 for the three month period ended June 30, 2016 to expense of $8,530 for the three month period ended June 30, 2017. The decrease was due to the fact that in the prior year we received proceeds of $50,000 related to the return of escrow funds from an acquisition.

Net Loss

Net loss decreased by $756,162 or 22% from a loss of $3,367,011 for the three month period ended June 30, 2016 to a loss of $2,610,849 for the three month period ended June 30, 2017, due to the factors noted above.

Comparison of Results of Operations for the Nine Month Periods Ended June 30, 2017 and 2016

Revenues

Product revenues

For the nine month periods ended June 30, 2017 and 2016, we generated $2,887,054 and $1,167,452 in revenues from product sales, respectively. Product revenue increased by $1,719,602 or 147% for the nine month period ended June 30, 2017 as compared to the nine month period ended June 30, 2016. Product revenues increased primarily as a result of the increase of approximately $1,924,000 in textile sales and $101,000 in consumer asset marking products. These increases were offset by a decrease in DNA production sales of approximately $228,000.

Service revenues

For the nine month periods ended June 30, 2017 and 2016, we generated $718,709 and $1,382,880 in revenues from sales of services, respectively. The decrease in service revenues of $664,171 or 48% for the nine month period ended June 30, 2017 as compared to the nine month period ended June 30, 2016 is attributable to a decrease in revenue from the two government contract awards of approximately $993,000, which on July 14, 2016 and August 2016, respectively, offset by the new government award in June 2017 which generated $62,000 in revenue during the nine month period ended June 30, 2017. In addition, there were increases in research and development projects of $285,000 related to industrial materials, personal care products, and textiles.

Costs and Expenses

Cost of Revenues

Cost of revenues for the nine month period ended June 30, 2017 increased by $68,860 or 9% from $735,692 for the nine month period ended June 30, 2016 to $804,552 for the nine month period ended June 30, 2017. Cost of revenues as a percentage of product revenues was 28% and 63% for the nine month periods ended June 30, 2017 and 2016, respectively. This decrease in cost of revenues as a percentage of product revenues is due to increased sales to the textile industry which carry higher margins. Also, during the second and third fiscal quarter of the prior year, due to low product revenue, our production decreased, and, as a result, our fixed production costs, primarily comprised of payroll expenses and rent and utilities allocated to our production facilities, were not absorbed by product sales.

Selling, General and Administrative

Selling, general and administrative expenses for the nine month period ended June 30, 2017 increased by $2,348,956 or 29% from $8,185,149 for the nine month period ended June 30, 2016 to $10,534,105 for the nine month period ended June 30, 2017. The increase is attributable to an increase in stock based compensation expense of approximately $1,160,000, primarily associated with stock option grants during the nine month period ended June 30, 2017, which vested immediately, whereas the grants during the nine month period ended June 30, 2016 have a four year vesting period. Selling, general and administrative expenses increased by approximately $928,000 as a result of the operating costs, including payroll, which were allocated to the two government development contract awards in the prior fiscal year being allocated to selling, general and administrative expenses in the current fiscal year. The Company had additional increases in payroll of $313,000, due to the hiring of sales personnel and a full time in-house counsel as well as pay increases for certain employees. The Company also had increases in travel expenses of $105,000 due to additional required travel to grow the customer base including internationally. These increases were offset partially by decreases in professional fees and franchise taxes.

Research and Development

Research and development expenses decreased to $1,757,616 for the nine month period ended June 30, 2017 from $2,861,599 for the nine month period ended June 30, 2016, a decrease of $1,103,983 or 39%. This decrease is primarily due to decreased development costs incurred in relation to the two government development contract awards as well as costs related to the cooperative research and development agreement with the USDA for enhanced cotton genotyping, all of which expired during fiscal 2016.

Depreciation and Amortization

In the nine month period ended June 30, 2017, depreciation and amortization decreased by $71,182 or 13% from $557,968 for the nine month period ended June 30, 2016 to $486,786 for the nine month period ended June 30, 2017. This decrease is attributable to $69,000 of amortized customer purchase orders acquired from Vandalia and fulfilled by the Company during the nine month period ended June 30, 2016.

Other income (expense)

In the nine month period ended June 30, 2017, total other income (expense) decreased by $52,966 from income of $29,173 for the nine month period ended June 30, 2016 to expense of $23,793 for the nine month period ended June 30, 2017.

Net Loss

Net loss increased by $240,186 or 2% from $9,760,903 for the nine month period ended June 30, 2016 to $10,001,089 for the nine month period ended June 30, 2017, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2017, we had working capital of $5,738,584. For the nine month period ended June 30, 2017, we generated a net cash flow deficit from operating activities of $6,565,280 consisting primarily of our loss of $10,001,089 net with non-cash adjustments of $486,786 in depreciation and amortization charges, $2,562,300 for stock-based compensation, and $368,168 in provision for bad debt expense. Additionally, we had a net decrease in operating assets of $1,584,147 and a net decrease in operating liabilities of $1,565,592. Cash used in investing activities was $111,312 for the purchase of property, plant and equipment. Cash provided by financing activities was $4,600,127 consisting primarily of net proceeds from the November 2016 private placement of the sale of common stock and warrants.

On June 28, 2017 we entered into subscription agreements for a private placement of our common stock, with a group of investors, including a strategic investor which is also a key customer and intellectual property licensee of ours as well as all of our executive officers and all members of the Board of Directors. As a result of the private placement, we agreed to issue 1,025,574 shares of common stock at a price of $1.76 per share for total gross proceeds of $1,805,000. Included in the aggregate proceeds was $1,505,000 in stock subscriptions receivable as of June 30, 2017. Proceeds of $505,000 related to the stock subscriptions receivable were received from July 1, 2017 through the date of filing of this Form 10-Q, and therefore were reflected as an asset in the accompanying condensed consolidated balance sheet. The Company agreed to extend the payment term of $1,000,000 with respect to one investor for an additional 30 days to August 28, 2017, and therefore this amount is reflected as a reduction of stockholders’ equity in the accompanying condensed consolidated balance sheet.

We have recurring net losses, which have resulted in an accumulated deficit of $233,818,477 as of June 30, 2017. We have incurred a net loss of $10,001,089, for the nine month period ended June 30, 2017. At June 30, 2017 we had cash and cash equivalents of $2,402,809. Our current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, we have financed our operations principally from the sale of equity securities. As disclosed in Note E to the accompanying condensed consolidated financial statements, during the nine month period ended June 30, 2017, we closed on a private placement of common stock and warrants to purchase common stock, for aggregate gross proceeds of $5 million, before deducting placement agent fees and offering expenses.

We expect to finance operations and capital expenditures primarily through the cash received from the November 2016 and June 2017 private placement as well as collection of our current accounts receivables. We estimate that we will have sufficient cash and cash equivalents to fund operations for the next twelve months from the balance sheet date.

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

We expect capital expenditures to be less than $250,000 in fiscal 2017. Our primary investments are expected to be in laboratory equipment to support prototyping, manufacturing, and our authentication services.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended June 30, 2017, there have been no material changes in our risk factors previously disclosed under Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

See our Current Report on Form 8-K filed on June 28, 2017.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

10.1*	License Agreement with Himatsingka America, Inc. dated June 23, 2017 (Portions redacted in accordance with request for confidential treatment and filed separately with the SEC.)

10.2	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc. dated June 28, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2017

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Applied DNA Sciences, Inc.

Dated: August 10, 2017	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 10, 2017	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

