Form 10-Q
period 2017-12-31
APPLIED DNA SCIENCES INC
filed 2018-02-08
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

☐   Yes    ☒   No

At February 5, 2018, the registrant had 30,112,057 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2017

Part I - Financial Information

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,764,553	$2,959,781
Accounts receivable, net of allowance of $10,000 at December 31, 2017 and September 30, 2017, respectively	2,155,737	2,587,969
Inventories	314,088	326,468
Prepaid expenses and other current assets	540,048	366,954
Total current assets	7,774,426	6,241,172

Property and equipment, net	500,452	523,688

Other assets:
Deposits	62,453	61,626
Goodwill	285,386	285,386
Intangible assets, net	986,260	1,042,076

Total Assets	$9,608,977	$8,153,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,127,536	$944,133
Deferred revenue	342,960	351,735

Total current liabilities	1,470,496	1,295,868

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2017 and September 30, 2017	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2017 and September 30, 2017	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2017 and September 30, 2017	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 30,112,057 and 27,377,057 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	30,112	27,377
Additional paid in capital	247,965,236	243,503,858
Accumulated deficit	(239,856,867)	(236,673,155)
Total stockholders’ equity	8,138,481	6,858,080

Total Liabilities and Stockholders’ Equity	$9,608,977	$8,153,948

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2017	2016

Revenues:
Product revenues	$350,133	$704,417
Service revenues	297,544	198,591
Total revenues	647,677	903,008

Cost of revenues	331,440	274,832

Operating expenses:
Selling, general and administrative	2,593,154	3,900,917
Research and development	740,067	518,628
Depreciation and amortization	157,648	161,977

Total operating expenses	3,490,869	4,581,522

LOSS FROM OPERATIONS	(3,174,632)	(3,953,346)

Other income (expense):
Interest income, net	-	1,331
Other (expense) income, net	(9,080)	(9,369)

Loss before provision for income taxes	(3,183,712)	(3,961,384)

Provision for income taxes	—	—

NET LOSS	$(3,183,712)	$(3,961,384)

Net loss per share-basic and diluted	$(0.12)	$(0.16)

Weighted average shares outstanding-Basic and diluted	27,674,340	25,427,407

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,183,712)	$(3,961,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,648	161,977
Stock-based compensation expense	231,113	1,458,020
Provision for bad debts	—	5,646
Change in operating assets and liabilities:
Accounts receivable	432,232	828,076
Inventories	12,380	(26,065)
Prepaid expenses and other current assets and deposits	(173,921)	66,776
Accounts payable and accrued liabilities	(39,737)	(124,053)
Deferred revenue	(8,775)	(477,881)

Net cash used in operating activities	(2,572,772)	(2,068,888)

Cash flows from investing activities:
Purchase of property and equipment	(48,349)	(42,647)
Net cash used in investing activities	(48,349)	(42,647)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	4,425,893	4,333,847

Net cash provided by financing activities	4,425,893	4,333,847

Net increase in cash and cash equivalents	1,804,772	2,222,312
Cash and cash equivalents at beginning of period	2,959,781	4,479,274
Cash and cash equivalents at end of period	$4,764,553	$6,701,586

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Property and equipment acquired, and included in accounts payable	$30,247	$—
Reclassification of deferred offering costs to additional paid-in capital	$—	$13,986
Offering costs incurred, and included in accounts payable	$192,893	$—

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of December 31, 2017 and for the three month periods ended December 31, 2017 and 2016 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2017 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 28, 2017.

The condensed consolidated balance sheet as of September 30, 2017 contained herein has been derived from the audited consolidated financial statements as of September 30, 2017, but does not include all disclosures required by GAAP.

Business and Basis of Presentation

The Company is principally devoted to developing and marketing plant-based or other DNA technology solutions in the United States, Europe and Asia. To date, the Company has produced limited recurring revenues from its products and services and has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment and development of a biotechnology company.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, and Applied DNA Sciences India Private Limited. Applied DNA Sciences India Private Limited was incorporated in India on June 22, 2017. Significant inter-company transactions and balances have been eliminated in consolidation.

Inventories

Inventories, which consist primarily of raw materials, and finished goods, is stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At December 31, 2017 and September 30, 2017, the Company recorded deferred revenue of $342,960 and $351,735, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as firm fixed price government contract awards and are recognized over the period of the contract. The Company recognized revenue from a government contract of $187,010 for the three month period ended December 31, 2017. The Company did not recognize revenue from government contract awards during the three month period ended December 31, 2016.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from these customer contracts may be seasonal and recognized primarily during the second half of the Company’s fiscal year.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include recoverability of long-lived assets, including the values assigned to goodwill, intangible assets and property and equipment, fair value calculations for stock based compensation, contingencies, allowance for doubtful accounts and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate.  The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending September 30, 2018.  Section 15 of the Internal Revenue Code stipulates that our fiscal year ending September 30, 2018, will have a blended corporate tax rate of approximately 25 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.  The reduction of the corporate tax rate will cause the Company to reduce its deferred tax asset to the lower federal base rate of 21% and adjust the allowance against the deferred tax asset by the same amount. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax asset and liabilities and offsetting valuation allowance. The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the quarter ended December 31, 2017.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impact. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

For the three month periods ended December 31, 2017 and 2016, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three month periods ended December 31, 2017 and 2016 are as follows:

	2017	2016

Warrants	12,275,455	9,548,969
Stock options	5,304,411	5,237,478
	17,579,866	14,786,447

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718 and, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2017 included an aggregate of 37%, 22% and 17% from three customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2016 included an aggregate of 50% and 19% from two customers, respectively.

One customer accounted for 88% of the Company’s accounts receivable at December 31, 2017 and two customers accounted for approximately 93% of the Company’s total accounts receivable at September 30, 2017.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has adopted this guidance for the three month period ended December 31, 2017.

In May 2017, FASB issued ASU 2017-09, Compensation – “Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on our condensed consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The purpose of the amendment is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. For public entities, the amendments in ASU 2017-04 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of ASU 2017-04 on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this guidance during the three month period ended December 31, 2017. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), revenue recognition criteria and other technical corrections (ASU 2016-20) as well as clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets (ASU 2017-05). The Company is in the process of evaluating the provisions of these ASU’s and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations. However, based upon the revenue recognized for the current contracts in place as of December 31, 2017, we expect to identify similar performance obligations under these ASUs as compared with the deliverables and separate units of accounting previously identified. The Company is also evaluating the transition guidance under ASU 2014-09 to determine if it will apply the full retrospective or modified retrospective approach.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $239,856,867 as of December 31, 2017. The Company incurred a net loss of $3,183,712 and generated negative operating cash flow of $2,572,772 for the three month period ended December 31, 2017. The Company also had working capital of $6,303,930 and cash and cash equivalents of $4,764,553 as of December 31, 2017. The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed in Note E, on December 20, 2017, the Company entered into a securities purchase agreement with certain institutional investors providing for the purchase and sale of 2,735,000 shares of the Company’s common stock and warrants to purchase an aggregate of 2,735,000 shares of common stock in a registered direct offering with an aggregate gross proceeds of $4,786,250, at a combined purchase price of $1.75 per share for total net proceeds of approximately $4,200,000, after placement agent fees and other estimated offering costs. The offering closed on December 22, 2017.

The Company expects to finance operations and capital expenditures primarily through cash received from the December 2017 registered direct offering, and the collection of its accounts receivables. The Company estimates that it will have sufficient cash and cash equivalents to fund operations and to meet its obligations as they become due for the next twelve months from the date of filing of this quarterly report.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31, 2017	September 30, 2017
	(unaudited)
Raw materials	$187,173	$193,069
Finished goods	126,915	133,399
Total	$314,088	$326,468

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31, 2017	September 30, 2017
	(unaudited)
Accounts payable	$602,218	$382,984
Accrued salaries payable	346,844	446,012
Other accrued expenses	178,474	115,137
Total	$1,127,536	$944,133

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(unaudited)

NOTE E — CAPITAL STOCK

On December 20, 2017, the Company entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 2,735,000 shares of its common stock and warrants to purchase an aggregate of 2,735,000 shares of common stock in a registered direct offering with aggregate gross proceeds of $4,786,250, at a combined purchase price of $1.75 per share and warrant. The warrants will be immediately exercisable at a price of $2.00 per share of common stock and will expire five years from the date of issuance.

After deducting placement agent fees and other estimated expenses related to the registered direct offering, the aggregate net proceeds were approximately $4,200,000.

The warrants include an adjustment provision that, subject to certain exceptions, reduces their exercise price if the Company issues common stock or common stock equivalents at a price lower than the then-current exercise price of the warrants, subject to a minimum exercise price of $0.44. The exercise price and number of the shares of the Company’s common stock issuable upon the exercise of the warrants will be subject to adjustment as set forth therein (including for stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction). The warrants are subject to a call provision whereby the Company may, subject to certain provisions, including that the weighted average price of the Company’s common stock has exceeded $5.00 for twenty consecutive trading days, call for cancellation of all or any portion of the warrants not yet exercised.

In addition, if and only if there is no effective registration statement registering, or no current prospectus available for, the resale of the warrants, the Purchasers may exercise the warrants by means of a “cashless exercise.”

The offering closed on December 22, 2017.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sales of the Company’s common stock.

Transactions involving warrants (see Note E) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2017	9,540,455	$3.60
Granted	2,735,000	2.00
Exercised	-	-
Cancelled or expired	-	-
Balance at December 31, 2017	12,275,455	$3.24

Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan (the “Incentive Plan”). The number of shares of common stock that can be issued as stock awards and stock options thereunder is an aggregate of 8,333,333 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year is 833,334 shares. The Incentive Plan’s expiration date is January 25, 2025.

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options to purchase shares of common stock. As of December 31, 2017, a total of 275,752 shares have been issued and options to purchase 5,826,979 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at October 1, 2017	5,333,227	$3.71
Granted	-	-
Exercised	-	-
Cancelled or expired	(28,816)	(10.79)
Outstanding at December 31, 2017	5,304,411	$3.67		4.75
Vested at December 31, 2017	4,490,618	$3.83	$-	4.10
Non-vested at December 31, 2017	813,793		$-

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

Stock Options, continued

The Company uses the Black Scholes Option Pricing Model to determine the fair value of options granted. The following significant weighted average assumptions in the Black Scholes Option Pricing Model were utilized to estimate the fair value of share based payment awards during the three month periods ended December 31, 2017 and 2016:

	Three Month Period Ended December 31, 2017	Three Month Period Ended December 31, 2016
Stock price	$2.21	$2.06
Exercise price	$1.64	$2.06
Expected term, years	8.89	5.35
Dividend yield	-%	-%
Volatility	125%	112%
Risk free rate	2.36%	2.0%

The Company recorded $231,113 and $1,458,020 as stock compensation expense for the three month periods ended December 31, 2017 and 2016, respectively. As of December 31, 2017, unrecorded compensation cost related to non-vested awards was $1,697,139, which is expected to be recognized over a weighted average period of approximately 3.70 years. The weighted average grant date fair value per share for options granted during the three month period ended December 31, 2016 was $1.68.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Total rent expense for the three month periods ended December 31, 2017 and 2016 were $133,216 and $140,397, respectively.

Employment Agreement

The Company has an employment agreement with Dr. James Hayward, its Chief Executive Officer effective July 1, 2016. The initial term was through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2017, the employment contract renewed for an additional year. Under the agreement, Dr. Hayward will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which will be payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million.  Dr Hayward's annual salary under the agreement was $400,000.

Effective May 7, 2016, the Chief Executive Officer's annual salary was voluntarily reduced by $100,000. Effective May 20, 2017, the Chief Executive Officer’s annual salary was voluntarily reduced by an additional $50,000. Accordingly, his current annual base salary as of December 31, 2017 is $250,000.

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

NOTE H– GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

Three Month Period Ended December 31,
	2017	2016
United States	$292,730	$588,900
Europe	191,827	294,333
Asia and other	163,120	19,775
Total	$647,677	$903,008

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and the following factors and risks:

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

Note

Our trademarks in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, digitalDNA®, SigNify®, BackTrac®, Beacon® and CertainT® All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of their respective owners.

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

Plan of Operations

General

To date, the substantial portion of our revenues has been generated from sales of our SigNature and SigNature T molecular tags, our principal supply chain security and product authentication solutions. We expect to continue to grow revenues from sales of our SigNature molecular tags, SigNature T molecular tags, DNAnet, BackTrac, digitalDNA, Beacon, SigNify and CertainT offerings as we work with companies and governments to secure supply chains and restore confidence to products and product labeling throughout the world. In addition, we expect to continue to grow revenues from the large-scale production of specific DNA sequences using our Triathlon™ PCR systems which have multiple applications including as a diagnostic and reagent and for gene therapy, DNA vaccines and diagnostics. We also expect to see new revenue in the pharmaceutical market during the current fiscal year.  We have continued to incur expenses in expanding our business and increasing our personnel to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, microcircuits and other electronics, pharmaceuticals, bulk DNA production (for therapeutics, diagnostics and vaccines), cash-in-transit, consumer asset marking, printing and packaging businesses, and agrochemicals. In the future, we plan to expand our focus to include additional consumer products, food and beverage and industrial materials. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from our cotton customer contracts may be seasonal and recognized primarily during the second half of our fiscal year, which may cause our operating results to fluctuate significantly quarterly and annually. For a discussion on seasonality see Note A to the accompanying condensed consolidated financial statements.

Critical Accounting Policies

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Comparison of Results of Operations for the Three Month Periods Ended December 31, 2017 and 2016

Revenues

Product revenues

For the three month periods ended December 31, 2017 and 2016, we generated $350,133 and $704,417 in revenues from product sales, respectively. Product revenue decreased by $354,284 or 50% for the three month period ended December 31, 2017 as compared to the three month period ended December 31, 2016. The decrease was primarily related to a decrease of approximately $353,000 of textile revenue for protecting cotton supply chains. The decrease in textile product revenue was primarily the result of the timing of shipments and the recognition of deferred revenue related to our cotton contracts. During the three month period ended December 31, 2016, we had sales of DNA concentrate to protect the organic cotton supply chain of $155,000 as well as the recognition of deferred revenue of $198,000.

Service revenues

For the three month periods ended December 31, 2017 and 2016, we generated $297,544 and $198,591 in revenues from sales of services, respectively. The increase in service revenues of $98,953 or 50% for the three month period ended December 31, 2017 as compared to the same period in the prior fiscal year is attributable to an increase in revenue from a government contract award of approximately $187,000, which began during June 2017. This increase in service revenue was further offset by decreases in revenues from development projects primarily consisting of a $45,000 decrease in industrial materials.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended December 31, 2017 increased by $56,608 or 21% from $274,832 for the three month period ended December 31, 2016 to $331,440 for the three month period ended December 31, 2017. Cost of revenues as a percentage of product revenues was 95% and 39% for the three month periods ended December 31, 2017 and 2016, respectively. This increase in cost of revenues as a percentage of product revenues is due to the product sales mix as sales during the three month period ended December 31, 2016 were primarily comprised of textile sales, which are at a higher margin. Also, during the three month period ended December 31, 2017, due to decreased product revenue, our production decreased, and, as a result, our fixed production costs primarily comprised of payroll expenses and other building costs allocated to our production facilities were not absorbed by product sales.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended December 31, 2017 decreased by $1,307,763 or 34% from $3,900,917 for the three month period ended December 31, 2016 to $2,593,154 for the three month period ended December 31, 2017. The decrease is attributable to a decrease of $1,226,907 in stock compensation expense associated with immediate vesting of employee grants in the prior year.

Research and Development

Research and development expenses increased to $740,067 for the three month period ended December 31, 2017 from $518,628 for the three month period ended December 31, 2016, an increase of $221,439 or 43%. This increase is primarily due to increased development costs of $155,000 incurred in relation to the government development contract award.

Depreciation and Amortization

In the three month period ended December 31, 2017, depreciation and amortization decreased by $4,329 or 3% from $161,977 for the three month period ended December 31, 2016 to $157,648 for the three month period ended December 31, 2017.

Other income (expense)

In the three month period ended December 31, 2017, total other income (expense) decreased by $289 from expense of $9,369 for the three month period ended December 31, 2016 to expense of $9,080 for the three month period ended December 31, 2017.

Net Loss

Net loss decreased by $777,672 or 20% from a loss of $3,961,384 for the three month period ended December 31, 2016 to a loss of $3,183,712 for the three month period ended December 31, 2017, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2017, we had working capital of $6,303,930. For the three month period ended December 31, 2017, we generated a net cash flow deficit from operating activities of $2,572,772 consisting primarily of our loss of $3,183,712 net with non-cash adjustments of $157,648 in depreciation and amortization charges and $231,113 for stock-based compensation. Additionally, we had a net decrease in operating assets of $270,691 and a net decrease in operating liabilities of $48,512. Cash used in investing activities was $48,349 for the purchase of property and equipment. Cash provided by financing activities was $4,425,893 consisting primarily of net proceeds from the December securities purchase agreement.

We have recurring net losses, which have resulted in an accumulated deficit of $239,856,867 as of December 31, 2017. We have incurred a net loss of $3,183,712, for the three month period ended December 31, 2017. At December 31, 2017 we had cash and cash equivalents of $4,764,553. Our current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, we have financed our operations principally from the sale of equity securities. As disclosed in Note E to the accompanying condensed consolidated financial statements, on December 22, 2017, we closed on a securities purchase agreement with certain institutional investors for the purchase and sale of 2,735,000 shares of our common stock and warrants to purchase an aggregate of 2,735,000 shares of common stock in a registered direct offering with aggregate gross proceeds of $4,786,250 exclusive of warrant exercise proceeds. After deducting placement agent’s commissions and other offering expenses total net proceeds were approximately $4,200,000.

We expect to finance operations primarily through cash received from the December 2017 registered direct offering, as well as collection of our accounts receivables. We estimate that we will have sufficient cash and cash equivalents to fund operations and meet our obligations as they become due for the next twelve months from the date of filing of this quarterly report.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

You should carefully consider the risks and uncertainties described under the caption “Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and our subsequent filings. The risks and uncertainties described in this Quarterly Report and in our other filings with the SEC are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be materially adversely impacted. In that event, the market price of our common stock could decline and you may lose all or part of your investment. As further described under the caption “Forward-Looking Statements” in Part I, Item 2, this Quarterly Report also contains forward-looking statements that involve additional risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements due to the factors and risks described above or other factors.

During the fiscal quarter ended December 31, 2017, there have been no material changes in our risk factors previously disclosed under Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

4.1*	Form of Purchase Warrant, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2017

10.1*	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated December 20, 2017, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2017

10.2*	Securities Purchase Agreement dated as of December 20, 2017, by and between Applied DNA Sciences, Inc. and the Purchasers named therein, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2017

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Applied DNA Sciences, Inc.

Dated: February 8, 2018	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 8, 2018	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

