Form 10-Q
period 2018-03-31
APPLIED DNA SCIENCES INC
filed 2018-05-03
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐   Yes    ☒   No

At April 30, 2018 the registrant had 30,112,057 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2018

Part I - Financial Information

 Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,709,402	$2,959,781
Accounts receivable, net of allowance of $10,000 at March 31, 2018 and September 30, 2017	1,525,715	2,587,969

Inventories	293,838	326,468
Prepaid expenses and other current assets	575,414	366,954
Total current assets	6,104,369	6,241,172

Property and equipment, net	550,907	523,688

Other assets:
Deposits	62,437	61,626

Goodwill	285,386	285,386
Intangible assets, net	930,444	1,042,076

Total Assets	$7,933,543	$8,153,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,022,077	$944,133
Deferred revenue	1,204,351	351,735

Total current liabilities	2,226,428	1,295,868

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2018 and September 30, 2017	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2018 and September 30, 2017	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 30,112,057 and 27,377,057 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	30,112	27,377
Additional paid in capital	247,680,080	243,503,858
Accumulated deficit	(242,003,077)	(236,673,155)
Total stockholders’ equity	5,707,115	6,858,080

Total Liabilities and Stockholders’ Equity	$7,933,543	$8,153,948

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Revenues:
Product revenues	$486,341	$689,188	$836,474	$1,393,605
Service revenues	557,605	216,185	855,149	414,776
Total revenues	1,043,946	905,373	1,691,623	1,808,381

Cost of revenues	372,153	297,372	703,593	572,204

Operating expenses:
Selling, general and administrative	1,996,604	3,230,371	4,589,759	7,131,288
Research and development	669,813	635,893	1,409,880	1,154,521
Depreciation and amortization	145,280	163,368	302,928	325,345

Total operating expenses	2,811,697	4,029,632	6,302,567	8,611,154

LOSS FROM OPERATIONS	(2,139,904)	(3,421,631)	(5,314,537)	(7,374,977)

Other income (expense):
Interest income, net	-	1,204	-	2,535
Other expense	(6,305)	(8,429)	(15,385)	(17,798)

Loss before provision for income taxes	(2,146,209)	(3,428,856)	(5,329,922)	(7,390,240)

Provision for income taxes	—	—	—	—

NET LOSS	$(2,146,209)	$(3,428,856)	$(5,329,922)	$(7,390,240)

Net loss per share-basic and diluted	$(0.07)	$(0.13)	$(0.18)	$(0.29)

Weighted average shares outstanding-
Basic and diluted	30,112,057	26,351,483	28,879,804	25,886,892

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(5,329,922)	$(7,390,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302,928	325,345
Stock-based compensation	(53,932)	1,995,924
Provision for bad debts	17,117	21,247
Change in operating assets and liabilities:
Accounts receivable	1,045,136	1,651,510
Inventories	32,630	(55,823)
Prepaid expenses and other current assets and deposits	(209,269)	16,658
Accounts payable and accrued liabilities	62,945	(414,822)
Deferred revenue	852,616	(848,814)

Net cash used in operating activities	(3,279,751)	(4,699,015)

Cash flows from investing activities:

Purchase of property and equipment	(203,516)	(93,694)

Net cash used in investing activities	(203,516)	(93,694)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	4,232,888	4,333,847

Net cash provided by financing activities	4,232,888	4,333,847

Net increase (decrease) in cash and cash equivalents	749,621	(458,862)
Cash and cash equivalents at beginning of period	2,959,781	4,479,274
Cash and cash equivalents at end of period	$3,709,402	$4,020,412

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Property and equipment acquired, and included in accounts payable	$15,000	$60,468

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of March 31, 2018 and for the three and six month periods ended March 31, 2018 and 2017 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2017 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 28, 2017.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and/or service has been performed; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered or services provided and the collectability of those amounts. Provisions for allowances and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered, service has not been provided, or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been provided, or no refund will be required. At March 31, 2018 and September 30, 2017, the Company recorded deferred revenue of $1,204,351 and $351,735, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as firm fixed price government contract awards and are recognized over the period of the contract. The Company recognized revenue from a government contract of $187,010 and $374,020 for the three and six month periods ended March 31, 2018, respectively. The Company did not recognize revenue from government contract awards during the three and six month periods ended March 31, 2017.

The Company has a licensing agreement with a company that operates in the cotton industry. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from these customer contracts may be seasonal and recognized primarily during the second half of the Company’s fiscal year.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include recoverability of long-lived assets, fair value calculations for stock based compensation, contingencies, allowance for doubtful accounts and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate.  The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending September 30, 2018.  Section 15 of the Internal Revenue Code stipulates that our fiscal year ending September 30, 2018, will have a blended corporate tax rate of approximately 25 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.  The reduction of the corporate tax rate will cause the Company to reduce its deferred tax asset to the lower federal base rate of 21% and adjust the allowance against the deferred tax asset by the same amount. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax asset and liabilities and offsetting valuation allowance. The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the three and six month periods ended March 31, 2018.

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

March 31, 2018

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

For the three and six month periods ended March 31, 2018 and 2017, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and six month periods ended March 31, 2018 and 2017 are as follows:

	2018	2017

Warrants	12,271,686	9,548,969
Stock options	5,320,308	5,199,477
	17,591,994	14,748,446

Stock-Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations. The Company estimates the number of awards expected to be forfeited and adjusts the estimate when it is no longer probable that the employee will fulfill the service conditions.

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

March 31, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2018 included an aggregate of 10%, 12%, 15%, 17% and 22% from five customers, respectively. The Company’s revenues earned from sale of products and services for the six month period ended March 31, 2018 included an aggregate of 11%, 18%, and 28% from three customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2017 included 19% and 31% from two customers, respectively. The Company’s revenues earned from sale of products and services for the six month period ended March 31, 2017 included 19% and 41%, from two customers, respectively.

Two customers accounted for 66% and 93% of the Company’s accounts receivable at March 31, 2018 and September 30, 2017, respectively.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has adopted this guidance for the three and six month periods ended March 31, 2018. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation – “Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its condensed consolidated financial statements and related disclosures.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements, continued

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), revenue recognition criteria and other technical corrections (ASU 2016-20) as well as clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets (ASU 2017-05). The Company is in the process of evaluating the provisions of these ASU’s and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations. However, based upon the revenue recognized for the current contracts in place as of March 31, 2018, the Company expects to identify similar performance obligations under these ASUs as compared with the deliverables and separate units of accounting previously identified. The Company is also evaluating the transition guidance under ASU 2014-09 to determine if it will apply the full retrospective or modified retrospective approach.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $242,003,077 as of March 31, 2018. The Company incurred a net loss of $5,329,922 and generated negative operating cash flow of $3,279,751 for the six month period ended March 31, 2018. The Company also had working capital of $3,877,941 and cash and cash equivalents of $3,709,402 as of March 31, 2018. The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity securities. As discussed in Note E, on December 20, 2017, the Company entered into a securities purchase agreement with certain institutional investors providing for the purchase and sale of 2,735,000 shares of the Company’s common stock and warrants to purchase an aggregate of 2,735,000 shares of common stock in a registered direct offering with an aggregate gross proceeds of $4,786,250, at a combined purchase price of $1.75 per share for total net proceeds of approximately $4,200,000, after placement agent fees and other estimated offering costs. The offering closed on December 22, 2017.

Management has evaluated relevant conditions and events with respect to liquidity requirements for the twelve month period after the Company’s March 31, 2018 financial statements are filed with the SEC. If the Company does not meet its forecasted revenues for the next twelve months, it would not have sufficient cash and cash equivalents to cover the Company’s operating expenses. Due to this condition, management of the Company has established a plan, which has been approved by its Board of Directors, that includes potential financing options and/or cost saving measures that will be implemented if revenue targets are not met within a specified time period.

Management believes that it is probable that such plan, if implemented, will result in the liquidity deemed necessary for the Company to mitigate the relevant conditions that raised substantial doubt about the Company’s ability to continue as a going concern one year after the date the financial statements are issued.

Management believes that the Company’s cash balances on hand, collection of its accounts receivable, reduced cash burn from cost saving measures and proceeds from a potential financing will be sufficient to fund the Company’s net cash requirements for the next twelve months from the date of filing this quarterly report.

NOTE C — INVENTORIES

Inventories consist of the following:

	March, 2018, 2018	September 30, 2017
	(unaudited)
Raw materials	$221,383	$193,069
Finished goods	72,455	133,399
Total	$293,838	$326,468

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2018	September 30, 2017
	(unaudited)
Accounts payable	$439,212	$382,984
Accrued salaries payable	472,372	446,012
Other accrued expenses	110,493	115,137
Total	$1,022,077	$944,133

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2017	9,540,455	$3.60
Granted	2,735,000	2.00
Exercised	-	-
Cancelled or expired	(3,769)	3.32
Balance at March 31, 2018	12,271,686	$3.24

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

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options to purchase shares of common stock. As of March 31, 2018, a total of 275,752 shares have been issued and options to purchase 5,842,876 shares have been granted under the Incentive Plan.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at October 1, 2017	5,333,227	$3.71
Granted	556,147	1.57
Exercised	-	-
Cancelled or expired	(569,066)	(3.23)
Outstanding at March 31, 2018	5,320,308	$3.53		4.16
Vested at March 31, 2018	4,527,351	$3.82	$-	3.84
Non-vested at March 31, 2018	792,957		$-

During the six month periods ended March 31, 2018, the Company issued stock options to purchase an aggregate of 556,147 shares to non-employee Board of Director members.

The Company uses the Black Scholes Option Pricing Model to determine the fair value of options granted. The following significant weighted average assumptions in the Black Scholes Option Pricing Model were utilized to estimate the fair value of share based payment awards during the six month periods ended March 31, 2018 and 2017:

	Six Month Period Ended March 31, 2018	Six Month Period Ended March 31, 2017
Stock price	$1.57	$2.07
Exercise price	$1.57	$2.25
Expected term, years	4.87	5.24
Dividend yield	-%	-%
Volatility	94%	112%
Risk free rate	2.6%	2.0%

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

The Company recorded a benefit of $285,045 and expense of $537,904 as stock compensation for the three month periods ended March 31, 2018 and 2017, respectively. The Company recorded a benefit of $53,932 and expense of $1,995,924 as stock compensation expense for the six month periods ended March 31, 2018 and 2017, respectively. The benefits during the three and six month periods ended March 31, 2018 are the result of the reversal of the expense of $415,786 previously recorded for certain performance based stock options that were cancelled and therefore the performance conditions were no longer probable and the options did not vest. As of March 31, 2018, unrecorded compensation cost related to non-vested awards was $1,024,483, which is expected to be recognized over a weighted average period of approximately 1.25 years. The weighted average grant date fair value per share for options granted during the six month period ended March 31, 2018 was $1.13.

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

Total rent expense for the three and six month periods ended March 31, 2018 were $138,076 and $271,293, respectively. Total rent expense for the three and six month period ended March 31, 2017 were $142,768 and $283,165, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE G — COMMITMENTS AND CONTINGENCIES (continued)

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

Effective May 7, 2016, the Chief Executive Officer's annual salary was voluntarily reduced by $100,000. Effective May 20, 2017, the Chief Executive Officer’s annual salary was voluntarily reduced by an additional $50,000. Accordingly, his current annual base salary as of March 31, 2018 is $250,000. Effective March 15, 2018, the Compensation Committee of the Company’s Board of Directors, approved that the $150,000 reduction in the Chief Executive Officer’s annual salary will be accrued and repaid to the Chief Executive Officer when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year.

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

NOTE H– GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

Three Month Period Ended March 31,
	2018	2017
United States	$231,392	$555,043
Europe	378,834	338,005
Asia and other	433,720	12,325
Total	$1,043,946	$905,373

Six Month Period Ended March 31,
	2018	2017
United States	$524,122	$1,143,942
Europe	570,662	632,339
Asia and other	596,839	32,100
Total	$1,691,623	$1,808,381

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and the following factors and risks:

•	our lack of significant revenues;

•	our history of net losses, which may continue, and our potential inability to achieve profitability;

•	the possibility that we may require additional financing, which may involve the issuance of additional shares of common stock or securities exercisable or convertible into common stock and dilute the percentage of ownership held by our current stockholders;

•	difficulty in obtaining or inability to obtain, additional financing if such financing becomes necessary;

•	volatility in the price and/or trading volume of our common stock;

•	future short selling and/or manipulation of the price of our common stock;

•	our inability to implement our short and long-term strategies;

•	competition from products and services provided by other companies;

•	potential difficulties and failures in manufacturing our products;

•	loss of strategic relationships;

•	dependence on a limited number of key customers;

•	lack of acceptance of our products and services by potential customers;

•	potential failure to introduce new products and services;

•	difficulty or failure in expanding/and or maintaining our sales, marketing and support organizations and our distribution arrangements necessary to enable us to reach our goals with respect to increasing market acceptance of our products and services;

•	seasonality in revenues related to our cotton customer contracts;

•	shifting enforcement priorities of US federal laws relating to cannabis;

•	inability to obtain regulatory approval in the pharmaceutical markets;

•	inability to continue to retain the services of Dr. Hayward, our Chief Executive Officer;

•	inability to compete effectively in the industries in which we operate;

•	lack of success in our research and development efforts for new products;

•	failure to manage our growth in operations and acquisitions of new technologies and businesses;

•	inability to protect our intellectual property rights;

•	intellectual property litigation against us or other legal actions or proceedings in which we may become involved;

•	unauthorized disclosure of sensitive or confidential data (including customer data) and cybersecurity breaches; and

•	adverse changes in worldwide or domestic economic, political or business conditions.

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

Note

Our trademarks in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, digitalDNA®, SigNify®, BackTrac®, Beacon® and CertainT. All other third-party trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of their respective owners.

Introduction

Using biotechnology as a forensic foundation, we create unique security solutions addressing the challenges of modern commerce. Whether for supply chain security, brand protection or law enforcement applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our SigNature molecular tag technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength. We are also engaged in the large-scale production of specific linear DNA sequences using the polymerase chain reaction (“PCR”) method for use in diagnostics and therapeutics solutions.

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

Using our tagging products and technology, manufacturers, brands, and other stakeholders can ensure authenticity and protect against diversion throughout a product’s journey from manufacturer to use. Customers using our PCR-produced linear DNA product and services for diagnostics and therapeutic trials receive product made cleaner and faster than historical methods, thereby offering the opportunity for increased efficiency and turnaround times in their processes

The core technologies of our business are supplied as tag, test, and track solutions for supply chains; and as DNA product and services for life sciences applications. Our tag, test and track solutions allow our customers to use molecular tags to mark objects in a unique manner that we believe cannot be replicated, and then identify these objects by detecting the absence or presence of the molecular tag. We believe that our disruptive platform offers broad commercial relevance across many industry verticals. Our underlying strategy in the tagging business is to become a solutions provider for supply chains of process industries in which contracts for our products and services are larger and of longer duration as compared to our historic norms, where the benefits to customers and consumers are more significant, and where our forensic security and traceability offer a unique and protected value. Consumers, governments and companies are demanding details about the systems and sources that deliver their goods. They worry about quality, safety, ethics, and the environmental impact. Farsighted organizations are directly addressing new threats and opportunities presented by this question: Where do these goods come from? These are the questions and concerns we are beginning to address for a growing number of companies. We supply key building blocks for creating secure supply chains with traceability of goods, which in turn can help ensure integrity in supply, honest sales and marketing claims, and ethical and sustainable sourcing.

Our DNA products and services for life sciences applications are used by diagnostics instrument companies to detect specific sequences within biopsy or other samples as an indicator of health problems and in trials by therapeutic and vaccine companies as an integrated piece of their product for resolving health issues. Our strategy is to continue to build our capabilities in DNA production (contract manufacturing), linear DNA design (contract research) and regulatory compliance to grow our value to bio/pharmaceutical companies.

 Signature Molecular Tags

SigNature Molecular Tags. The SigNature molecular tag is our patented molecular taggant technology, at the core of our platform. It provides forensic power and protection for a wide array of applications. Highly secure, robust and durable, SigNature molecular tags are an ingredient that can be used to fortify brand protection efforts; strengthen supply chain security; and mark, track and convict criminals. Through our SigNature molecular tags, custom DNA sequences can be embedded into a wide range of host carriers including natural and synthetic fibers, ink, varnish, thread, metal coatings and pharmaceuticals, and nutraceuticals. SigNature molecular tags can be made resistant to challenging environments such as heat, cold, vibration, abrasion, organic solvents, chemicals, UV radiation and other extreme environmental conditions, and so can be identified for numerous years after being embedded directly, or into media applied or attached to the item to be marked. Each individual molecular tag is recorded and stored in a secure database so that we can later detect it using a simple spot test, or the molecular tags can be forensically analyzed in our laboratories to obtain definitive proof of the presence or absence of a specific SigNature molecular tag (e.g., one designed to mark a particular product). Our in-lab forensic testing capability delivers an expert witness Certificate of DNA Authentication (“CODA”). Because DNA is one of the densest information carriers known, and can be amplified with high fidelity, only minute quantities of SigNature molecular tags are necessary for successful analysis and authentication. As a result, SigNature molecular tags can fold seamlessly into production and logistics workflows at extremely low concentrations.

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

fiberTyping is not a molecular tag, but a genotyping test of native cotton fiber DNA, which gives a clear result that determines whether the intended “nature-made” endogenous cotton DNA is present in fiber, yarn or fabric. Samples from the primary material are sent to our forensic labs for DNA analysis and authentication. Cotton classification and the authentication of cotton species after cotton has left its place of origin are issues of global significance, important to brand owners and to governments that must regulate the international cotton trade. The use of endogenous DNA to identify the cotton fiber content in textile supply chains, along with the SigNature T molecular tag system is a significant opportunity for brand license holders to control their intellectual property, for brands to shield themselves against legal liabilities, and for governments to improve their ability to enforce compliance with trade agreements between nations.

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

Information Technology Systems

Applied DNA Sciences Portal. The CertainT and other customer applications include the use of a software platform that enables customers to manage the security of company-marked goods from point of marking to point of authentication or validation to end of life. The base platform is configurable to customer requirements which differ by vertical market, company business process and IT environment. Basic functions offered include molecular tag inventory management, program training and communications, a database of marked items information, associated documents and images, chain of custody and location tracking, sample authentication processing and CODA downloads, and other administrative functions. Designed for either cloud or local operation, the system supports mobile data capture using bar codes or other technologies. The system is architected as the controller and repository for other validation and authentication devices such as our SigNify DNA Readers, DNA Transfer Systems, and other third party devices and is designed to share data with third party applications through standard interfaces.

DNA Transfer Systems. Our DNA Transfer Systems are developed for DNA marking applications which are high volume with a need for monitoring and control. They are computer based, fully automated, offer remote internet access for real-time monitoring and can be configured for application-specific alerts and reporting online. They were used to mark cotton at seven U.S. cotton gins in the 2017-2018 ginning season and one international location.

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

Our patented Triathlon™ PCR systems allow for the large-scale production of specific DNA sequences. The systems are computer-controlled, self-contained and modular. DNA sequences produced through the Applied DNA processes and systems are being used by customers as diagnostics and reagents, and provide us the opportunity to cross-sell our DNA-based supply chain security solutions to this installed base and others. We have the ability to manufacture longer DNA sequences valuable in gene therapy, DNA vaccines and diagnostics, with what we believe is a distinct competitive advantage in cost, cleanliness, and time-to-market. These types of DNA are distinct from our DNA security markers and represent a potential new entry into medical markets, where we believe there are opportunities for our broader platform

Plan of Operations

General

To date, the substantial portion of our revenues has been generated from sales of our SigNature and SigNature T molecular tags, our principal supply chain security and product authentication solutions. We expect to grow revenues from sales of our SigNature molecular tags, SigNature T molecular tags, DNAnet, Beacon, SigNify and CertainT offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. In addition, we expect to grow revenues from the large-scale production of specific DNA sequences using our Triathlon™ PCR systems which have multiple applications including as a diagnostic and reagent and for gene therapy, DNA vaccines and diagnostics. We also expect to see new revenue in the pharmaceutical and nutraceutical market during the current fiscal year resulting primarily from our agreement with Colorcon, Inc. (“Colorcon”).

We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, pharmaceuticals and nutraceuticals, microcircuits and other electronics, bulk DNA production (for therapeutics, diagnostics and vaccines), cash-in-transit, consumer asset marking, printing and packaging businesses, and agrochemicals. Currently, approximately two-thirds of our annual revenue comes from the cotton textile market. The basic technology we use in various markets is very similar, and we believe our solutions are adaptable for many types of products and markets. In the future, we plan to expand our focus to include additional consumer products, food and beverage and industrial materials. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from our cotton customer contracts may be seasonal and recognized primarily during the second half of our fiscal year, which may cause our operating results to fluctuate significantly quarterly and annually. For a discussion on seasonality see Note A to the accompanying condensed consolidated financial statements.

Critical Accounting Policies

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2018 and 2017

Revenues

Product revenues

For the three month periods ended March 31, 2018 and 2017, we generated $486,341 and $689,188 in revenues from product sales, respectively. Product revenue decreased by $202,847 or 29% for the three month period ended March 31, 2018 as compared to the same period in the prior fiscal year. This decrease was primarily related to a decrease of approximately $259,000 in textile revenues. The decrease in textile revenue is a result of the recognition of approximately $275,000 of deferred revenue for concentrate previously shipped for the marking of cotton during the three month period ended March 31, 2017.

Service revenues

For the three month periods ended March 31, 2018 and 2017, we generated $557,605 and $216,185 in revenues from sales of services, respectively. Service revenues include our feasibility projects and any research and/or development contracts as well as fiberTyping and authentication services. The increase in service revenues of $341,420 or 158% for the three month period ended March 31, 2018 as compared to the same period in the prior fiscal year is attributable to an increase in revenue from a government contract award of approximately $187,000, as well as an increase in feasibility pilots of approximately $207,000 for a leather industry pilot and a cannabis pilot under our cooperation agreement entered into during January 2018. These increases were offset by a decrease of $45,000 relating to the completion of a feasibility study for fertilizer that matured to commercial supply during the three month period ended March 31, 2018.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended March 31, 2018 increased by $74,781 or 25% from $297,372 for the three month period ended March 31 2017 to $372,153 for the three month period ended March 31, 2018. Cost of revenues as a percentage of product revenues was 77% and 43% for the three month periods ended March 31, 2018 and 2017, respectively. This increase in cost of revenues as a percentage of product revenues is due to product sales mix, as product sales during the three month period ended March 31, 2017 were primarily comprised of textile sales, which are at a higher gross margin.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended March 31, 2018 decreased by $1,233,767 or 38% from $3,230,371 for the three month period ended March 31, 2017 to $1,996,604 for the three month period ended March 31, 2018. The decrease is attributable to an $822,948 decrease in stock compensation, primarily related to certain performance based stock options being cancelled; therefore the performance conditions were no longer probable and the options did not vest during the three month period ended March 31, 2018 and the related expense of $415,786 was reversed. The decrease also relates to operating costs, including payroll, which were allocated to the government development contract award during the three month period ended March 31, 2018 of approximately $86,000 and recorded to research and development expenses. Other decreases were legal costs by approximately $92,000, payroll by an additional $100,000 and advertising and marketing by approximately $55,000.

Research and Development

Research and development expenses increased to $669,813 for the three month period ended March 31, 2018 from $635,893 for the three month period ended March 31, 2017, an increase of $33,920 or 5%. This increase is primarily due to increased development costs incurred in relation to the government development contract award.

Depreciation and Amortization

In the three month period ended March 31, 2018, depreciation and amortization decreased by $18,088 or 11% from $163,368 for the three month period ended March 31, 2017 to $145,280 for the three month period ended March 31, 2018.

Other expense

In the three month period ended March 31, 2018, total other expense decreased by $2,124 from expense of $8,429 for the three month period ended March 31, 2017 to expense of $6,305 for the three month period ended March 31, 2018.

Net Loss

Net loss decreased by $1,282,647 or 37% from a loss of $3,428,856 for the three month period ended March 31, 2017 to a loss of $2,146,209 for the three month period ended March 31, 2018, due to the factors noted above.

Comparison of Results of Operations for the Six Month Periods Ended March 31, 2018 and 2017

Revenues

Product revenues

For the six month periods ended March 31, 2018 and 2017, we generated $836,474 and $1,393,605 in revenues from product sales, respectively. Product revenue decreased by $557,131 or 40% for the six month period ended March 31, 2018 as compared to the six month period ended March 31, 2017. Product revenues decreased approximately $485,000 as a result of cotton textile revenues. The decrease in cotton textile revenue is due to the recognition of approximately $275,000 of deferred revenue for concentrate previously shipped for the marking of cotton as well as concentrate sold for the marking of organic cotton of approximately $155,000 during the six month period ended March 31, 2017.

Service revenues

For the six month periods ended March 31, 2018 and 2017, we generated $855,149 and $414,776 in revenues from sales of services, respectively. The increase in service revenues of $440,373 or 106% for the six month period ended March 31, 2018 as compared to the six month period ended March 31, 2017 is attributable to an increase in revenue from the government contract award of approximately $374,000, an increase in feasibility pilots of $125,000 for textiles and an increase of $105,000 for the cannabis feasibility project under the cooperation agreement entered into during January 2018. These increases were offset by a decrease relating to the completion of a feasibility study for fertilizer that matured to commercial supply during the six month period ended March 31, 2018.

Costs and Expenses

Cost of Revenues

Cost of revenues for the six month period ended March 30, 2018 increased by $131,389 or 23% from $572,204 for the six month period ended March 31, 2017 to $703,593 for the six month period ended March 31, 2018. Cost of revenues as a percentage of product revenues was 84% and 41% for the six month periods ended March 31, 2018 and 2017, respectively. This increase in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the six month period ended March 31, 2017 were primarily comprised of textile sales, which are at a higher gross margin.

Selling, General and Administrative

Selling, general and administrative expenses for the six month period ended March 31, 2018 decreased by 2,541,529 or 36% from $7,131,288 for the six month period ended March 31, 2017 to $4,589,759 for the six month period ended March 31, 2018. The decrease is attributable to a decrease in stock based compensation expense of approximately $2,050,000, primarily associated with stock option grants during the six month period ended March 31, 2017, which vested immediately and also as a result of certain performance based stock options being cancelled; therefore the performance conditions were no longer probable and the options did not vest during the six months ended March 31, 2018 and the related expense of $415,786 was reversed. Further, selling, general and administrative expenses decreased by approximately $105,000 in advertising and marketing and $172,000 in professional fees. The decrease also relates to operating costs, including payroll, which were allocated to the government development contract award during the six month period ended March 31, 2018 of approximately $150,000, which were recorded to research and development.

Research and Development

Research and development expenses increased to $1,409,880 for the six month period ended March 31, 2018 from $1,154,521 for the six month period ended March 31, 2017, an increase of $255,359 or 22%. This increase is primarily due to increased development costs incurred in relation to the government development contract award.

Depreciation and Amortization

In the six month period ended March 31, 2018, depreciation and amortization decreased by $22,417 or 7% from $325,345 for the six month period ended March 31, 2017 to $302,928 for the six month period ended March 31, 2018.

Other expense

In the six month period ended March 31, 2018, total other expense decreased by $2,413 from expense of $17,798 for the six month period ended March 31, 2017 to expense of $15,385 for the six month period ended March 31, 2018.

Net Loss

Net loss decreased by $2,060,318 or 28% from $7,390,240 for the six month period ended March 31, 2017 to $5,329,922 for the six month period ended March 31, 2018, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2018, we had working capital of $3,877,941. For the six month period ended March 31, 2018, we generated a net cash flow deficit from operating activities of $3,279,751 consisting primarily of our loss of $5,329,922 net with non-cash adjustments of $302,928 in depreciation and amortization charges, a benefit of $53,932 for stock-based compensation and $17,117 of bad debt expense. Additionally, we had a net decrease in operating assets of $868,497 and a net increase in operating liabilities of $915,561. Cash used in investing activities was $203,516 for the purchase of property and equipment. Cash provided by financing activities was $4,232,888 consisting primarily of net proceeds from the December 2017 securities purchase agreement.

We have recurring net losses, which have resulted in an accumulated deficit of $242,003,077 as of March 31, 2018. We have incurred a net loss of $5,329,922, for the six month period ended March 31, 2018. At March 31, 2018 we had cash and cash equivalents of $3,709,402. Our current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, we have financed our operations principally from the sale of equity securities. As disclosed in Note E to the accompanying condensed consolidated financial statements, on December 22, 2017, we closed on a securities purchase agreement with certain institutional investors for the purchase and sale of 2,735,000 shares of our common stock and warrants to purchase an aggregate of 2,735,000 shares of common stock in a registered direct offering with aggregate gross proceeds of $4,786,250 exclusive of warrant exercise proceeds. After deducting placement agent’s commissions and other offering expenses total net proceeds were approximately $4,200,000.

Management has evaluated relevant conditions and events with respect to liquidity requirements for the twelve month period after the Company’s March 31, 2018 financial statements are filed with the SEC. If the Company does not meet its forecasted revenues for the next twelve months, it would not have sufficient cash and cash equivalents to cover the Company’s operating expenses. Due to this condition, management of the Company has established a plan, which has been approved by its Board of Directors that includes potential financing options and/or cost saving measures that will be implemented if revenue targets are not met within a specified time period.

Management believes that it is probable that such plans, if implemented, will result in the liquidity deemed necessary for the Company to mitigate the relevant conditions that raised substantial doubt about the Company’s ability to continue as a going concern one year after the date the financial statements are issued.

Management believes that the Company’s cash balances on hand, collection of its accounts receivable, reduced cash burn from cost saving measures and proceeds from a potential financing will be sufficient to fund the Company’s net cash requirements for the next twelve months from the date of filing this quarterly report.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended March 31, 2018, there have been no material changes in our risk factors previously disclosed under Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 other than as described below.

Shifting enforcement priorities of US federal laws relating to cannabis

The Company is currently developing supply chain solutions for the cannabis industry.  These solutions are intended to verify the authenticity, origin and provenance of cannabis.  Cannabis is a Schedule I substance as defined under U.S. federal law, and its possession and use is generally not permitted under U.S. federal law, although a number of individual states have enacted state laws to authorize possession, sale and use of cannabis for medical purposes, and in some states for recreational purposes. Our solutions will be utilized in those U.S. states where cannabis possession, sale and/or use is legal under state law. While our cannabis supply chain solutions are distinct from cannabis itself, our cannabis supply chain business and related revenue may nevertheless be adversely impacted by such laws at the federal and/or state level in the United States, or potentially in foreign jurisdictions.  It is possible that such laws may result in our cannabis supply chain business having no revenues.

Pharmaceutical related revenue is generally dependent on regulatory approval, oversight and/or compliance.

The sale and use of our products and services in the pharmaceutical market will generally be subject to regulatory approval and/or oversight, potentially including approval and/or oversight in various foreign jurisdictions.  Our pharmaceutical products and services will be incorporated into products that cannot be marketed in the United States or in many other jurisdictions without approval by the Food and Drug Administration (FDA) or comparable agencies of other countries or regions.  Obtaining such regulatory approvals is costly, time-consuming, uncertain, and subject to unanticipated delays.  When, if ever, such approvals will be obtained is unknown.  Our revenue in the pharmaceutical market, including revenue from our agreements with Colorcon is highly dependent upon obtaining such approval.

Federal agencies, including the FDA and Federal Trade Commission (FTC), as well as state, local, and foreign authorities, also exercise ongoing review and control of the manufacturing, packaging, labeling, advertising, sale, distribution, and monitoring of pharmaceutical products.  Failure to comply with any of these regulations or other requirements could also have an adverse effect on our revenue in the pharmaceutical market.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

Effective May 7, 2016, the Chief Executive Officer's annual salary was voluntarily reduced by $100,000. Effective May 20, 2017, the Chief Executive Officer’s annual salary was voluntarily reduced by an additional $50,000. Accordingly, his current annual base salary as of March 31, 2018 is $250,000. Effective March 15, 2018, the Compensation Committee of the Company’s Board of Directors approved that the $150,000 reduction in the Chief Executive Officer’s annual salary will be accrued and repaid to the Chief Executive Officer when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year.

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

Applied DNA Sciences, Inc.

Dated: May 3, 2018	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 3, 2018	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

