Form 10-Q
period 2018-06-30
APPLIED DNA SCIENCES INC
filed 2018-08-13
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

☐   Yes    ☒   No

At August 10, 2018 the registrant had 30,112,057 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2018

Part I - Financial Information

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,514,816	$2,959,781
Accounts receivable, net of allowance of $13,133 at June 30, 2018 and $10,000 at September 30, 2017	1,414,948	2,587,969

Inventories	295,278	326,468
Prepaid expenses and other current assets	602,800	366,954
Total current assets	4,827,842	6,241,172

Property and equipment, net	535,805	523,688

Other assets:
Deposits	62,380	61,626

Goodwill	285,386	285,386
Intangible assets, net	896,562	1,042,076

Total Assets	$6,607,975	$8,153,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$818,642	$944,133
Deferred revenue	2,298,152	351,735
Total current liabilities	3,116,794	1,295,868

Long term accrued liabilities	433,051	—

Total Liabilities	3,549,845	1,295,868

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2018 and September 30, 2017	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2018 and September 30, 2017	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 30,112,057 and 27,377,057 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	30,112	27,377
Additional paid in capital	247,918,818	243,503,858
Accumulated deficit	(244,890,800)	(236,673,155)
Total stockholders’ equity	3,058,130	6,858,080

Total Liabilities and Stockholders’ Equity	$6,607,975	$8,153,948

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Product revenues	$393,758	$1,493,449	$1,230,232	$2,887,054
Service revenues	622,597	303,933	1,477,746	718,709
Total revenues	1,016,355	1,797,382	2,707,978	3,605,763

Cost of revenues	252,562	232,348	956,155	804,552

Operating expenses:
Selling, general and administrative	2,882,158	3,402,817	7,471,917	10,534,105
Research and development	625,006	603,095	2,034,886	1,757,616
Depreciation and amortization	122,999	161,441	425,927	486,786

Total operating expenses	3,630,163	4,167,353	9,932,730	12,778,507

LOSS FROM OPERATIONS	(2,866,370)	(2,602,319)	(8,180,907)	(9,977,296)

Other income (expense):
Interest income, net	-	228	-	2,763
Other expense	(21,353)	(8,758)	(36,738)	(26,556)

Loss before provision for income taxes	(2,887,723)	(2,610,849)	(8,217,645)	(10,001,089)

Provision for income taxes	—	—	—	—

NET LOSS	$(2,887,723)	$(2,610,849)	$(8,217,645)	$(10,001,089)

Net loss per share-basic and diluted	$(0.10)	$(0.10)	$(0.28)	$(0.38)

Weighted average shares outstanding-
Basic and diluted	30,112,057	26,374,023	29,290,555	26,049,866

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(8,217,645)	$(10,001,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,927	486,786
Stock-based compensation	184,806	2,562,300
Provision for bad debts	20,552	368,168
Change in operating assets and liabilities:
Accounts receivable	1,152,470	1,576,636
Inventories	31,190	(78,761)
Prepaid expenses and other current assets and deposits	(236,600)	86,272
Accounts payable and accrued liabilities	284,550	(418,689)
Deferred revenue	1,946,417	(1,146,903)

Net cash used in operating activities	(4,408,333)	(6,565,280)

Cash flows from investing activities:

Purchase of property and equipment	(269,520)	(111,312)

Net cash used in investing activities	(269,520)	(111,312)

Cash flows from financing activities:

Net proceeds from sale of common stock and warrants	4,232,888	4,600,127

Net cash provided by financing activities	4,232,888	4,600,127

Net decrease in cash and cash equivalents	(444,965)	(2,076,465)
Cash and cash equivalents at beginning of period	2,959,781	4,479,274
Cash and cash equivalents at end of period	$2,514,816	$2,402,809

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Property and equipment acquired, and included in accounts payable	$23,010	$—
Common stock issued in exchange for subscription receivable	—	$1,505,000
Reclassification of deferred offering costs to additional paid in capital	—	$13,986

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of June 30, 2018 and for the three and nine month periods ended June 30, 2018 and 2017 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2017 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 28, 2017.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Revenue for government contract awards, which supports the Company’s development efforts on specific projects, is recognized as firm fixed price government contract awards and are recognized over the period of the contract. The Company recognized revenue from a government contract of $187,010 and $561,030 for the three and nine month periods ended June 30, 2018, respectively. The Company recognized revenue from government contract awards during the three and nine month periods ended June 30, 2017 of $62,337.

The Company has a licensing agreement with a company that operates in the cotton industry. The shipment to this customer during the three month period ended June 30, 2018 included extended payment terms, as compared to those defined in the contract and therefore is included in deferred revenue as of June 30, 2018. The extended payment terms for this shipment are three equal installments due 90, 180 and 270 days from shipment. The deferred revenue will be recognized to revenue as the payments become due. At June 30, 2018 and September 30, 2017, the Company recorded deferred revenue of $2,298,152 and $351,735, respectively. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from these customer contracts may be seasonal and recognized primarily during the second half of the Company’s fiscal year.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate.  The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending September 30, 2018.  Section 15 of the Internal Revenue Code stipulates that the Company’s fiscal year ending September 30, 2018, will have a blended corporate tax rate of approximately 25 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.  The reduction of the corporate tax rate will cause the Company to reduce its deferred tax asset to the lower federal base rate of 21% and adjust the allowance against the deferred tax asset by the same amount. The Company has not yet determined the impact the rate reduction will have on its gross deferred tax asset and liabilities and offsetting valuation allowance. The Company has a full allowance against the deferred tax asset and as a result there was no impact to income tax expense for the three and nine month periods ended June 30, 2018.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impact. The Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of its current fiscal year ending September 30, 2018.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

For the three and nine month periods ended June 30, 2018 and 2017, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net loss per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and nine month periods ended June 30, 2018 and 2017 are as follows:

	2018	2017

Warrants	12,271,686	9,548,969
Stock options	5,223,221	5,276,222
	17,494,907	14,825,191

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

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered, or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50.

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

June 30, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2018 included an aggregate of 18%, 23%, 15%, 12% and 15% from five customers, respectively. The Company’s revenues earned from sale of products and services for the nine month period ended June 30, 2018 included an aggregate of 26%, 17%, and 16% from three customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2017 included 11% and 71% from two customers, respectively. The Company’s revenues earned from sale of products and services for the nine month period ended June 30, 2017 included 15%, 18% and 38% from three customers, respectively.

One customer accounted for 85% and two customers accounted for 93% of the Company’s accounts receivable at June 30, 2018 and September 30, 2017, respectively.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued a two-part Accounting Standards Update (“ASU”) No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has adopted this guidance for the three and nine month periods ended June 30, 2018. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

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

June 30, 2018

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This guidance will be effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016 and 2017, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12), revenue recognition criteria and other technical corrections (ASU 2016-20) as well as clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets (ASU 2017-05). The Company is in the process of evaluating the provisions of these ASU’s and assessing the potential effect on the Company’s condensed consolidated financial position or results of operations. However, based upon the revenue recognized for the current contracts in place as of June 30, 2018, the Company expects to identify similar performance obligations under these ASUs as compared with the deliverables and separate units of accounting previously identified. The Company is also evaluating the transition guidance under ASU 2014-09 to determine if it will apply the full retrospective or modified retrospective approach.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $244,890,800 as of June 30, 2018. The Company incurred a net loss of $8,217,645 and generated negative operating cash flow of $4,408,333 for the nine month period ended June 30, 2018. The Company also had working capital of $1,711,048 and cash and cash equivalents of $2,514,816 as of June 30, 2018. The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity securities.

Management has evaluated relevant conditions and events with respect to liquidity requirements for the twelve month period after the Company’s June 30, 2018 financial statements are filed with the SEC. If the Company does not meet its forecasted revenues for the next twelve months, it would not have sufficient cash and cash equivalents to cover the Company’s operating expenses. Due to this condition, management of the Company has established a plan, which has been approved by its Board of Directors that includes potential financing options and/or cost saving measures that will be implemented if revenue targets are not met within a specified time period.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30, 2018	September 30, 2017
	(unaudited)
Raw materials	$201,507	$193,069
Finished goods	93,771	133,399
Total	$295,278	$326,468

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2018	September 30, 2017
	(unaudited)
Accounts payable	$386,920	$382,984
Accrued salaries payable	313,664	446,012
Other accrued expenses	118,058	115,137
Total	$818,642	$944,133

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2017	9,540,455	$3.60
Granted	2,735,000	2.00
Exercised	-	-
Cancelled or expired	(3,769)	3.32
Balance at June 30, 2018	12,271,686	$3.24

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

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options to purchase shares of common stock. As of June 30, 2018, a total of 275,752 shares have been issued and options to purchase 5,745,789 shares have been granted under the Incentive Plan.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at October 1, 2017	5,333,227	$3.71
Granted	560,814	1.57
Exercised	-	-
Cancelled or expired	(670,820)	(3.65)
Outstanding at June 30, 2018	5,223,221	$3.48		4.49
Vested at June 30, 2018	4,474,702	$3.75	$-	3.72
Non-vested at June 30, 2018	748,519		$-

During the nine month period ended June 30, 2018, the Company issued stock options to purchase an aggregate of 560,814 shares, of which 556,147 were granted to non-employee Board of Director members.

The Company uses the Black Scholes Option Pricing Model to determine the fair value of options granted. The following significant weighted average assumptions in the Black Scholes Option Pricing Model were utilized to estimate the fair value of share based payment awards during the nine month periods ended June 30, 2018 and 2017:

	Nine Month Period Ended June 30, 2018	Nine Month Period Ended June 30, 2017
Stock price	$1.57	$2.01
Exercise price	$1.57	$2.29
Expected term, years	5.35	5.47
Dividend yield	-%	-%
Volatility	94%	112%
Risk free rate	2.6%	2.0%

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE F — STOCK OPTIONS AND WARRANTS (continued)

The Company recorded an expense of $238,738 and $566,377 as stock compensation for the three month periods ended June 30, 2018 and 2017, respectively. The Company recorded an expense of $184,806 and $2,562,300 as stock compensation for the nine month periods ended June 30, 2018 and 2017, respectively. The expense for the nine month period ended June 30, 2018 include the reversal of the expense of $415,786 previously recorded for certain performance based stock options that were cancelled and therefore the performance conditions were no longer probable and the options did not vest. As of June 30, 2018, unrecorded compensation cost related to non-vested awards was $814,781 which is expected to be recognized over a weighted average period of approximately 1.04 years. The weighted average grant date fair value per share for options granted during the nine month period ended June 30, 2018 was $1.16.

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

Total rent expense for the three and nine month periods ended June 30, 2018 were $129,310 and $400,603, respectively. Total rent expense for the three and nine month period ended June 30, 2017 were $134,519 and $417,684, respectively.

Employment Agreement

The Company has an employment agreement with Dr. James Hayward, its Chief Executive Officer effective July 1, 2016. The initial term was through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2018, the employment contract renewed for an additional year. Under the agreement, Dr. Hayward will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which will be payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million.  Dr. Hayward's annual salary under the agreement was $400,000.

Effective May 7, 2016, the Chief Executive Officer's annual salary was voluntarily reduced by $100,000. Effective May 20, 2017, the Chief Executive Officer’s annual salary was voluntarily reduced by an additional $50,000. Accordingly, his current annual base salary as of June 30, 2018 is $250,000. Effective March 15, 2018, the Compensation Committee of the Company’s Board of Directors, approved a bonus of $118,750 that would be payable to the Chief Executive Officer when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year, provided that Dr. Hayward is still employed by the Company on such date (the “Revenue Bonus”). Effective May 2, 2018, the Compensation Committee of the Company’s Board of Directors, increased the amount of the Revenue Bonus to $395,708. The accrual for the Revenue Bonus of $322,437 is recorded to long term accrued liabilities on the balance sheet as of June 30, 2018.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE G — COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE H– GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

Three Month Period Ended June 30,
	2018	2017
Americas	$574,805	1,448,776
Europe	228,414	326,606
Asia and other	213,136	22,000
Total	$1,016,355	$1,797,382

Nine Month Period Ended June 30,
	2018	2017
Americas	$1,204,025	2,592,719
Europe	799,003	953,944
Asia and other	704,950	59,100
Total	$2,707,978	$3,605,763

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (including but not limited to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), and our management and other representatives may make forward-looking statements orally or in writing to analysts, investors, representatives of the media and others. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and the following factors and risks:

•	our lack of significant revenues;

•	our history of net losses, which may continue, and our potential inability to achieve profitability;

•	the possibility that we may require additional financing, which may involve the issuance of additional shares of common stock or securities exercisable or convertible into common stock and dilute the percentage of ownership held by our current stockholders;

•	difficulty in obtaining or inability to obtain, additional financing if such financing becomes necessary;

•	volatility in the price and/or trading volume of our common stock;

•	future short selling and/or manipulation of the price of our common stock;

•	our inability to implement our short and long-term strategies;

•	competition from products and services provided by other companies;

•	potential difficulties and failures in manufacturing our products;

•	loss of strategic relationships;

•	dependence on a limited number of key customers;

•	lack of acceptance of our products and services by potential customers;

•	potential failure to introduce new products and services;

•	difficulty or failure in expanding/and or maintaining our sales, marketing and support organizations and our distribution arrangements necessary to enable us to reach our goals with respect to increasing market acceptance of our products and services;

•	seasonality in revenues related to our cotton customer contracts;

•	shifting enforcement priorities of US federal laws relating to cannabis;

•	inability to obtain regulatory approval in the pharmaceutical market;

•	inability to continue to retain the services of Dr. Hayward, our Chief Executive Officer;

•	inability to compete effectively in the industries in which we operate;

•	lack of success in our research and development efforts for new products;

•	failure to manage our growth in operations and acquisitions of new technologies and businesses;

•	inability to protect our intellectual property rights;

•	intellectual property litigation against us or other legal actions or proceedings in which we may become involved;

•	unauthorized disclosure of sensitive or confidential data (including customer data) and cybersecurity breaches; and

•	adverse changes in worldwide or domestic economic, political or business conditions.

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

Note

Our trademarks in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, digitalDNA®, SigNify®, BackTrac®, Beacon® and CertainT®. All other third-party trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of their respective owners.

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

Signature Molecular Tags

SigNature Molecular Tags. The SigNature molecular tag is our patented molecular taggant technology, at the core of our platform. It provides forensic power and protection for a wide array of applications. Highly secure, robust and durable, SigNature molecular tags are an ingredient that can be used to fortify brand protection efforts, strengthen supply chain security, and mark, track and convict criminals. Through our SigNature molecular tags, custom DNA sequences can be embedded into a wide range of host carriers including natural and synthetic fibers, ink, varnish, thread, metal coatings, and pharmaceuticals, and nutraceuticals. SigNature molecular tags can be made resistant to challenging environments such as heat/cold, vibration, abrasion, organic solvents, chemicals, UV radiation and other extreme environmental conditions, and so can be identified for numerous years after being embedded directly, or into media applied or attached to the item to be marked. Each individual molecular tag is recorded and stored in a secure database so that we can later detect it using a simple spot test, or the molecular tags can be forensically analyzed in our laboratories to obtain definitive proof of the presence or absence of a specific SigNature molecular tag (e.g., one designed to mark a particular product). Our in-lab forensic testing capability delivers an expert witness Certificate of DNA Authentication (“CODA”). Because DNA is one of the densest information carriers known, and can be amplified with high fidelity, only minute quantities of SigNature molecular tags are necessary for successful analysis and authentication. As a result, SigNature molecular tags can fold seamlessly into production and logistics workflows at extremely low concentrations.

SigNature molecular tags have been subjected to rigorous testing by the Idaho National Laboratory, a U.S. National Laboratory, by CALCE (the Center for Advanced Life Cycle Engineering), the largest electronic products and systems research center focused on electronics reliability, and by verified procedures in our laboratories. The molecular tag has passed all tests across a broad spectrum of materials and substrates and has met key military stability standards. SigNature molecular tags have also passed a strenuous “red-team” vetting on behalf of the U.S. Defense Logistics Agency.

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

We believe that our proprietary DNA extraction protocols and methodologies are more effective than existing forensic systems. We believe that the combination of our SigNatureT molecular tags and fiberTyping solutions cover the forensic authentication market for textiles and that the related protocols we have developed may be applicable to multiple industry verticals and can mark and authenticate products at every stage of their life cycle, from beginning to end.

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

Our patented Triathlon™ PCR systems allow for the large-scale production of specific DNA sequences. The systems are computer-controlled, self-contained and modular. DNA sequences produced through our processes and systems are being used by customers as diagnostics and reagents and provide us the opportunity to cross-sell our DNA-based supply chain security solutions to this installed base and others. We have the ability to manufacture longer DNA sequences valuable in gene therapy, DNA vaccines and diagnostics, with what we believe is a distinct competitive advantage in cost, cleanliness, and time-to-market. These types of DNA are distinct from our DNA security markers and represent a potential new entry into medical markets, where we believe there are opportunities for our broader platform.

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

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2018 and 2017

Revenues

Product revenues

For the three month periods ended June 30, 2018 and 2017, we generated $393,758 and $1,493,449 in revenues from product sales, respectively. Product revenue decreased by $1,099,691 or 74% for the three month period ended June 30, 2018 as compared to the same period in the prior fiscal year. The decrease relates to the shipments of the DNA concentrate from an initial order of $1,150,000 in our cotton industry for the upcoming ginning season being recorded in deferred revenue at June 30, 2018, due to the order including extended payment terms.

Service revenues

For the three month periods ended June 30, 2018 and 2017, we generated $622,597 and $303,933 in revenues from sales of services, respectively. Service revenues include our feasibility projects and any research and/or development contracts as well as fiberTyping and authentication services. The increase in service revenues of $318,664 or 105% for the three month period ended June 30, 2018 as compared to the same period in the prior fiscal year is attributable to an increase in revenue from a government contract award of approximately $125,000, as well as an increase of approximately $205,000 related to feasibility projects. This increase was comprised of $125,000 for a cannabis pilot as well as the recognition of approximately $187,000 for pharmaceuticals. These increases were offset by $70,000 and $35,000 due to the completion of feasibility pilots in the leather and personal care industries, respectively.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended June 30, 2018 increased by $20,214 or 9% from $232,348 for the three month period ended June 30, 2017 to $252,562 for the three month period ended June 30, 2018. Cost of revenues as a percentage of product revenues increased to 64% from 16% for the three month periods ended June 30, 2018 and 2017, respectively. This increase in cost of revenues as a percentage of product revenues is due to decreased sales in the textile industry for the three month period ended June 30, 2018, which are sold at higher margins. Also, during the current period, due to decreased product revenue, our fixed production costs primarily comprised of payroll expenses and other building costs allocated to our production facilities were not absorbed by product sales.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended June 30, 2018 decreased by $520,659 or 15% from $3,402,817 for the three month period ended June 30, 2017 to $2,882,158 for the three month period ended June 30, 2018. The decrease is attributable to a $327,638 decrease in stock compensation expense, and bad debt of $343,000. The decrease in bad debt was the result of the write off of a portion of our accounts receivable during the three month period ended June 30, 2017. These decreases were offset by an increase in payroll expense of $219,000, primarily resulting from the accrual of the Chief Executive Officer’s bonus, offset by a reduction in regular payroll.

Research and Development

Research and development expenses increased to $625,006 for the three month period ended June 30, 2018 from $603,095 for the three month period ended June 30, 2017, an increase of $21,911 or 4%. This increase is primarily due to increased development costs incurred in relation to the government development contract award.

Depreciation and Amortization

In the three month period ended June 30, 2018, depreciation and amortization decreased by $38,442 or 24% from $161,441 for the three month period ended June 30, 2017 to $122,999 for the three month period ended June 30, 2018. This decrease is related primarily due to items becoming fully amortized.

Other expense

In the three month period ended June 30, 2018, total other expense increased by $12,595 from expense of $8,758 for the three month period ended June 30, 2017 to expense of $21,353 for the three month period ended June 30, 2018.

Net Loss

Net loss increased by $276,874 or 11% from a loss of $2,610,849 for the three month period ended June 30, 2017 to a loss of $2,887,723 for the three month period ended June 30, 2018, due to the factors noted above.

Comparison of Results of Operations for the Nine Month Periods Ended June 30, 2018 and 2017

Revenues

Product revenues

For the nine month periods ended June 30, 2018 and 2017, we generated $1,230,232 and $2,887,054 in revenues from product sales, respectively. Product revenue decreased by $1,656,822 or 57% for the nine month period ended June 30, 2018 as compared to the nine month period ended June 30, 2017. Product revenues decreased approximately $1,925,000 as a result of a decrease in cotton textile revenues. The decrease in cotton textile revenue is due to the deferral of approximately $1,150,000 of revenue for concentrate shipped for the marking of cotton with extended payment terms during the nine month period ended June 30, 2018. Additionally the decrease in cotton textile revenue is due to the recognition of approximately $700,000 of deferred revenue for concentrate previously shipped for the marking of cotton as well as concentrate sold for the marking of organic cotton of approximately $155,000 during the nine month period ended June 30, 2017, as well as a decrease in consumer asset marking revenue of approximately $85,000. These decreases were offset by an increase in biopharmaceutical revenues of approximately $455,000.

Service revenues

For the nine month periods ended June 30, 2018 and 2017, we generated $1,477,746 and $718,709 in revenues from sales of services, respectively. The increase in service revenues of $759,037 or 106% for the nine month period ended June 30, 2018 as compared to the nine month period ended June 30, 2017 is attributable to an increase in revenue from the government contract award of approximately $374,000, increases in feasibility pilots of $55,000 for textiles, $187,000 within the pharmaceutical market as well as an increase of $230,000 for the cannabis feasibility project under the cooperation agreement entered into during January 2018. These increases were offset by a decrease relating to the completion of a feasibility study for fertilizer that matured to commercial supply during the nine month period ended June 30, 2018 of $100,000.

Costs and Expenses

Cost of Revenues

Cost of revenues for the nine month period ended June 30, 2018 increased by $151,603 or 19% from $804,552 for the nine month period ended June 30, 2017 to $956,155 for the nine month period ended June 30, 2018. Cost of revenues as a percentage of product revenues was 78% and 28% for the nine month periods ended June 30, 2018 and 2017, respectively. This increase in cost of revenues as a percentage of product revenues is due to sales mix, as sales during the nine month period ended June 30, 2017 were primarily comprised of textile revenue, which included revenue from the recognition of deferred revenue for concentrate previously shipped for the marking of cotton.

Selling, General and Administrative

Selling, general and administrative expenses for the nine month period ended June 30, 2018 decreased by 3,062,188 or 29% from $10,534,105 for the nine month period ended June 30, 2017 to $7,471,917 for the nine month period ended June 30, 2018. The decrease is attributable to a decrease in stock based compensation expense of approximately $2,377,000, primarily associated with stock option grants during the nine month period ended June 30, 2017, which vested immediately as well as the recognition of expense related to certain performance based options during the prior fiscal year. Further, selling, general and administrative expenses decreased by approximately $343,000 in bad debt expense, related to the write-off of accounts receivable during the nine month period ended June 30,2017, as well as a decrease of $268,000 in professional fees.

Research and Development

Research and development expenses increased to $2,034,886 for the nine month period ended June 30, 2018 from $1,757,616 for the nine month period ended June 30, 2017, an increase of $277,270 or 16%. This increase is primarily due to increased development costs incurred in relation to the government development contract award.

Depreciation and Amortization

In the nine month period ended June 30, 2018, depreciation and amortization decreased by $60,859 or 13% from $486,786 for the nine month period ended June 30, 2017 to $425,927 for the nine month period ended June 30, 2018. This decrease is related primarily to items becoming fully amortized.

Other expense

In the nine month period ended June 30, 2018, total other expense increased by $10,182 from expense of $26,556 for the nine month period ended June 30, 2017 to expense of $36,738 for the nine month period ended June 30, 2018.

Net Loss

Net loss decreased by $1,783,444 or 18% from $10,001,089 for the nine month period ended June 30, 2017 to $8,217,645 for the nine month period ended June 30, 2018, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2018, we had working capital of $1,711,048. For the nine month period ended June 30, 2018, we used cash in operating activities of $4,408,333 consisting primarily of our loss of $8,217,645 net with non-cash adjustments of $425,927 in depreciation and amortization charges, $184,806 for stock-based compensation and $20,552 of bad debt expense. Additionally, we had a net decrease in operating assets of $947,060 and a net increase in operating liabilities of $2,230,967. Cash used in investing activities was $269,520 for the purchase of property and equipment. Cash provided by financing activities was $4,232,888 consisting primarily of net proceeds from the December 2017 securities purchase agreement.

We have recurring net losses, which have resulted in an accumulated deficit of $244,890,800 as of June 30, 2018. We have incurred a net loss of $8,217,645, for the nine month period ended June 30, 2018. At June 30, 2018 we had cash and cash equivalents of $2,514,816. Our current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, we have financed our operations principally from the sale of equity securities.

Management has evaluated relevant conditions and events with respect to liquidity requirements for the twelve month period after the Company’s June 30, 2018 financial statements are filed with the SEC. If the Company does not meet its forecasted revenues for the next twelve months, it would not have sufficient cash and cash equivalents to cover the Company’s operating expenses. Due to this condition, management of the Company has established a plan, which has been approved by its Board of Directors that includes potential financing options and/or cost saving measures that will be implemented if revenue targets are not met within a specified time period.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

You should carefully consider the risks and uncertainties described under the caption “Forward-Looking Statements” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and our subsequent filings. The risks and uncertainties described in this Quarterly Report and in our other filings with the SEC are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect us. If any of these risks actually materialize, our business, financial position, results of operations and cash flows could be materially adversely impacted. In that event, the market price of our common stock could decline, and you may lose all or part of your investment. As further described under the caption “Forward-Looking Statements” in Part I, Item 2, this Quarterly Report also contains forward-looking statements that involve additional risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements due to the factors and risks described above or other factors.

During the fiscal quarter ended June 30, 2018, there have been no material changes in our risk factors previously disclosed under Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017and Part II, Item 1A of our Quarterly Report on Form 10-Q of the quarterly period ended March 31, 2018.

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

Applied DNA Sciences, Inc.

Dated: August 13, 2018	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 13, 2018	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

