Form 10-Q
period 2018-12-31
APPLIED DNA SCIENCES INC
filed 2019-02-07
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

☒   Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐   Yes    ☒    No

On February 1, 2019, the registrant had 36,362,057 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2018

Part I - Financial Information

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,137,844	$1,659,564
Accounts receivable, net of allowance of $4,500 and $13,133 at December 31, 2018 and September 30, 2018, respectively	614,764	1,485,938
Inventories	225,289	221,369
Prepaid expenses and other current assets	622,157	635,174
Total current assets	4,600,054	4,002,045

Property and equipment, net	369,130	419,774

Other assets:
Deposits	62,362	62,325
Goodwill	285,386	285,386
Intangible assets, net	831,845	864,203

Total Assets	$6,148,777	$5,633,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities (including related party interest of $20,244 and $5,844 at December 31, 2018 and September 30, 2018, respectively)	$1,357,712	$965,167
Deferred revenue	1,375,496	1,856,693

Total current liabilities	2,733,208	2,821,860

Long term accrued liabilities	508,426	470,739

Secured convertible notes payable, net of debt issuance costs (including related party interest of $1,142,716 and $1,139,490 at December 31, 2018 and September 30, 2018, respectively)	2,141,122	1,586,631

Total liabilities	5,382,756	4,879,230

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2018 and September 30, 2018	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2018 and September 30, 2018	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2018 and September 30, 2018	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 35,612,057 and 30,112,057 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	35,612	30,112
Additional paid in capital	251,837,589	249,090,474
Accumulated deficit	(251,107,180)	(248,366,083)
Total stockholders’ equity	766,021	754,503

Total Liabilities and Stockholders’ Equity	$6,148,777	$5,633,733

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenues:
Product revenues	$321,875	$350,133
Service revenues	562,447	297,544
Total revenues	884,322	647,677

Cost of revenues	153,485	331,440

Operating expenses:
Selling, general and administrative	3,082,380	2,593,154
Research and development	709,564	740,067
Depreciation and amortization	135,052	157,648

Total operating expenses	3,926,996	3,490,869

LOSS FROM OPERATIONS	(3,196,159)	(3,174,632)

Other income (expense):
Interest (expense) income, net (including related party interest of $23,470 for the three month period ended December 31, 2018)	(31,611)	-
Other (expense) income, net	(6,550)	(9,080)

Loss before provision for income taxes	(3,234,320)	(3,183,712)

Provision for income taxes	—	—

NET LOSS	$(3,234,320)	$(3,183,712)

Net loss per share-basic and diluted	$(0.11)	$(0.12)

Weighted average shares outstanding - Basic and diluted	30,470,753	27,674,340

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, October 1, 2018	30,112,057	$30,112	$249,090,474	$(248,366,083)	$754,503
Common stock issued in public offering, net of offering costs	5,500,000	5,500	2,256,871	-	2,262,371
Impact of adoption of new accounting pronouncements included in accumulated deficit	-	-	-	493,223	493,223
Stock based compensation expense	-	-	490,244	-	490,244
Net loss	-	-	-	(3,234,320)	(3,234,320)
Balance, December 31, 2018	35,612,057	35,612	$251,837,589	$(251,107,180)	$766,021

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(3,234,320)	$(3,183,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,052	157,648
Stock-based compensation expense	490,244	231,113
Amortization of debt issuance costs	4,492
Provision for bad debts	(8,633)	—
Change in operating assets and liabilities:
Accounts receivable	879,807	432,232
Inventories	(3,920)	12,380
Prepaid expenses and other current assets and deposits	6,314	(173,921)
Accounts payable and accrued liabilities	198,713	(39,737)
Deferred revenue	18,583	(8,775)

Net cash used in operating activities	(1,513,668)	(2,572,772)

Cash flows from investing activities:
Purchase of property and equipment	(52,051)	(48,349)
Net cash used in investing activities	(52,051)	(48,349)

Cash flows from financing activities:

Net proceeds from secured convertible promissory notes, related parties	550,000	—
Net proceeds from sale of common stock and warrants	2,493,999	4,425,893

Net cash provided by financing activities	3,043,999	4,425,893

Net increase in cash and cash equivalents	1,478,280	1,804,772
Cash and cash equivalents at beginning of period	1,659,564	2,959,781
Cash and cash equivalents at end of period	$3,137,844	$4,764,553

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Property and equipment acquired, and included in accounts payable	$—	$30,247
Impact of adoption of new accounting pronouncements included in accumulated deficit	$493,223	$--
Offering costs incurred, and included in accounts payable	$231,520	$192,893

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of December 31, 2018 and for the three month periods ended December 31, 2018 and 2017 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2018 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 18, 2018.

The condensed consolidated balance sheet as of September 30, 2018 contained herein has been derived from the audited consolidated financial statements as of September 30, 2018, but does not include all disclosures required by GAAP.

Business and Basis of Presentation

The Company is principally devoted to developing and marketing DNA technology solutions in the United States, Europe and Asia. These solutions are used in, among other things, supply chain security, brand protection and drug and biologic applications. To date, the Company has produced limited recurring revenues from its products and services and has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment and development of a biotechnology company.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, Applied DNA Sciences India Private Limited, and LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation.

Inventories

Inventories, which consist primarily of raw materials, and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Revenue Recognition

In May 2014, the FASB issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with customers (ASC 606) and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue standard is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance applies a five-step model for revenue measurement and recognition and also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

The Company adopted the new revenue recognition standard at the beginning of the first quarter of fiscal 2019, using the modified retrospective method of adoption and applied the guidance to those contracts that were not completed as of September 30, 2018. Comparative financial information for reporting periods beginning prior to October 1, 2018, has not been restated and continues to be reported under the previous reporting guidance. Under the modified retrospective method of adoption, the cumulative effect of applying the new standard is recorded at the date of initial application, with no restatement of the comparative prior periods presented. Based on the evaluation, the Company has identified certain customer contracts, which will require different recognition under the new guidance. The Company has determined that the revenue under certain of its research and development contracts should be recognized on an overtime cost-to-cost basis as compared to straightline over the contract term. Also, the shipment to the Company’s cotton customer during fiscal 2018 that included extended payment terms and was included in deferred revenue as of September 30, 2018, would have met the criteria under the new guidance to be recognized as revenue upon shipment. The Company has determined that the cumulative effect adjustment to opening retained earnings in fiscal 2019 was approximately $494,000.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

The Company measures revenue at the amounts that reflect the consideration to which it is expected to be entitled in exchange for transferring control of goods and services to customers. The Company recognizes revenue either at the point in time or over the period of time that performance obligations to customers are satisfied. The Company’s contracts with customers may include multiple performance obligations (e.g. taggants, maintenance, authentication services, research and development services, etc.). For such arrangements, the Company allocates revenues to each performance obligation based on their relative standalone selling price.

Under the new accounting guidance, the Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration it expects to receive for those goods or services, including any variable consideration.

Due to the short-term nature of the Company’s contracts with customers, it has elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less.

Impact of Adoption

A summary and discussion of such cumulative effect adjustment and the impact on current period financial statements of adopting Topic 606 is as follows:

	Three months ended December 31, 2018 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported

Statement of Operations
Revenues
Product	$704,972	$(383,097)	$321,875
Service	$570,075	(7,628)	562,447
Total revenues	1,275,047	(390,725)	884,322

Cost of revenues	156,818	(3,333)	153,485
Loss from operations	(2,808,768)	(387,391)	(3,196,159)

Assets
Prepaids and other current assets	$625,490	$(3,333)	$622,157

Liabilities and stockholder's equity
Deferred Revenue	$1,484,963	$(109,467)	$1,375,496
Accumulated Deficit	(251,001,046)	(106,134)	(251,107,180)

Product Revenues and Authentication Services

The Company’s PCR-produced linear DNA products, including molecular taggants are manufactured in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company does not consider payment terms a performance obligation for customers with contractual terms that are one year or less and has elected the practical expedient. Nearly all of the Company’s sales contracts reflect market pricing at the time the contract is executed, are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. We invoice customers upon shipment, and our collection terms range, on average from 30 to 60 days.

The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from these customer contracts may be seasonal and recognized primarily during the first and fourth quarters of the Company’s fiscal year.

Authentication Services

The Company recognizes revenue for authentication services upon satisfying its promises to services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company services are complete, which in nearly all cases is when the authentication report is released to the customer.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

Research and Development Services

The Company records revenue for its research and development contracts using the over-time revenue recognition model as a customer is invoiced or performance is satisfied. Revenue is primarily measured using the cost-to-cost method, which the Company believes best depicts the transfer of control to the customer.  Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Revenues are recorded proportionally as costs are incurred. For contracts where the total costs cannot be estimated, revenues are recognized for the actual costs incurred during a period until the remaining costs to complete a contract can be estimated. The Company has elected to not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	December 31, 2018	December 31, 2017
Research and development services (over-time)	$473,178	$221,863
Product and authentication services (point-in-time):
Supply chain	250,098	69,852
Asset marking	161,046	248,024
Large scale DNA production	-	107,938
Total	$884,322	$647,677

Contract balances

As of December 31, 2018, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

	Balance sheet classification	October 1, 2018	December 31, 2018	$ change
Contract liabilities	Deferred revenue	$1,356,502	$1,375,496	$18,994

For the three months ended December 31, 2018, the Company recognized $329,535 of revenue that was included in Contract liabilities as of October 1, 2018.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include revenue recognition, recoverability of long-lived assets, including the values assigned to goodwill, intangible assets and property and equipment, fair value calculations for stock based compensation, allowance for doubtful accounts and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

December 31, 2018

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

For the three month periods ended December 31, 2018 and 2017, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three month periods ended December 31, 2018 and 2017 are as follows:

	2018	2017

Warrants	18,508,527	12,275,455
Stock options	6,177,214	5,304,411
	24,685,741	17,579,866

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

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASU 2018-07.

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

December 31, 2018

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2018 included an aggregate of 27%, 23%, 14% and 12% from four customers. These customers accounted for approximately 76% of the Company’s total accounts receivable at December 31, 2018. At December 31, 2018, one customer accounted for an aggregate of 67% of the Company’s total accounts receivable.

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2017 included an aggregate of 37%, 22% and 17% from three customers. One customer accounted for 88% of the Company’s total accounts receivable at December 31, 2017.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of ASU 2018-18 on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, which addresses aspects of the accounting for nonemployee share-based payment transactions. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company early adopted ASU 2018-07 on October 1, 2018 using the modified retrospective transition approach. The cumulative effect adjustment to opening retained earnings was not material.

In July 2017, the FASB issued a two-part ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception (“ASU 2017-11”). ASU 2017-11 amends guidance in FASB ASC 260, Earnings Per Share, FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging. The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, FASB issued ASU 2017-09, Compensation – “Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-09 during the three months ended December 31, 2018 and it did not have a material impact on its condensed consolidated financial statements and related disclosures.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

NOTE B — GOING CONCERN AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $251,107,180 as of December 31, 2018. The Company incurred a net loss of $3,234,320 and generated negative operating cash flow of $1,513,668 for the three-month period ended December 31, 2018. The Company also had working capital of $1,866,846 and cash and cash equivalents of $3,137,844 as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE B — GOING CONCERN AND MANAGEMENT’S PLAN (continued)

On January 29th and 30th, 2019, the Company received written notices from the Listing Qualifications Department of The NASDAQ Stock Market notifying it that the Company was not in compliance with the minimum bid price requirements as well as the market value of listed securities requirements, or the alternative standards of the Nasdaq listing rule which requires the Company to have minimum stockholders equity of $2.5 million, or for it to have had net income from continuing operations of at least $500 thousand in the latest fiscal year or in two of the three last fiscal years. These notices do not impact the Company’s listing on the Nasdaq Capital market at this time. Both notification letters state that the Company has 180 calendar days, or until July 29, 2019 to regain compliance. There is the possibility for an additional 180-day compliance period for the bid price compliance violation. However, no additional compliance period is applicable to the market value noncompliance.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules. The Company will also consider available options to resolve the other listing deficiencies and regain compliance with all applicable Nasdaq rules.

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31, 2018	September 30, 2018
	(unaudited)
Raw materials	$172,768	$147,984
Finished goods	52,521	73,385
Total	$225,289	$221,369

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31, 2018	September 30, 2018
	(unaudited)
Accounts payable	$944,096	$500,849
Accrued salaries payable	266,494	401,130
Other accrued expenses	147,122	63,188
Total	$1,357,712	$965,167

NOTE E — SECURED CONVERTIBLE NOTES PAYABLE

On August 31, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors and certain members of its management team and Board of Directors (the “Purchasers”), pursuant to which the Company issued and sold an aggregate of $1,650,000 in principal amount of secured convertible notes (the “August 31st Notes”) bearing interest at a rate of 6% per annum. As part of the August 31st Notes, the Company’s management and Board of Directors purchased August 31st Notes with a principal amount of $1,185,000.

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

The Company has also entered into a registration rights agreement, dated as of the date of the Purchase Agreement (the “Registration Rights Agreement”), with the Purchasers, pursuant to which it has agreed to prepare and file a registration statement with the SEC to register under the Securities Act of 1933, as amended (the “Securities Act”) resales from time to time of the common stock issued or issuable upon conversion or redemption of the August 31st Notes. The Company is required to file a registration statement within 60 days of receiving a demand registration request from holders of a majority of the outstanding principal balance of the August 31st Notes, and to cause the registration statement to be declared effective within 45 days (or 90 days if the registration statement is reviewed by the SEC).

On November 29, 2018, the Company closed a securities purchase agreement with its chairman, president and chief executive officer and one member of the management team, pursuant to which the Company issued and sold an aggregate of $550,000 in principal amount of secured convertible notes bearing interest at a rate of 6% per annum (the “November 29th Notes”). The November 29th Notes are substantially similar to the Company’s August 31st Notes except with respect to maturity date, which is November 28, 2021 The November 29th Notes are secured on a pari passu basis with the same Company assets as the August 31st Notes.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE E — SECURED CONVERTIBLE NOTES PAYABLE, continued

The Company recorded $64,848 to debt issuance costs based on the cost incurred to complete the financing. During the three month period ended December 31, 2018, the Company amortized $4,492 of debt issuance costs resulting in unamortized debt issuance costs of $58,876 and the secured notes payable of $2,141,122 at December 31, 2018. The debt issuance cost will be amortized over the life of the Notes. During the three month period ended December 31, 2018, the Company incurred approximately $27,120 of interest expense. The effective interest for the three month period ended December 31, 2018 was 7.0%.

NOTE F — CAPITAL STOCK

On December 21, 2018, the Company entered into an underwriting agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), as the sole underwriter and book running manager, with respect to the issuance and sale of an aggregate of 5,500,000 shares (the “Shares”) of common stock, par value $0.001 per share, together with warrants to purchase an aggregate of 5,500,000 shares of common stock (the “Warrants”) at an exercise price equal to $0.50 per share of common stock (the “Exercise Price”) in an underwritten public offering. The public offering price for each Share together with the accompanying Warrant was $0.50. Pursuant to the Agreement, the Company also granted Maxim a 45-day option to purchase an additional 825,000 Shares and/or additional Warrants to purchase 825,000 Shares to cover any over-allotments made by the underwriters in the sale and distribution of the Shares and Warrants. The gross proceeds of the offering, before deducting underwriter discounts and commissions and other offering expenses, are $2.75 million, or approximately $3.16 million if the underwriters exercise in full their overallotment option. On December 26, 2018, Maxim partially exercised its overallotment option and purchased an additional 800,000 Warrants at a price of $0.0000001 per Warrant.

After deducting underwriting fees and other expenses related to the offering, the aggregate net proceeds were approximately $2,262,000.

The Warrants are immediately exercisable beginning on the date of issuance (the “Initial Exercise Date”). The Warrants will be exercisable for five years from the Initial Exercise Date, but not thereafter.

The Warrants include an adjustment provision that, subject to certain exceptions, reduces their exercise price if the Company issues common stock or common stock equivalents at a price lower than the then-current exercise price of the Warrants, subject to a minimum exercise price of $0.14 per share. The exercise price and number of the shares of the Company’s common stock issuable upon the exercise of the Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described therein. In addition, on or after any trading day 75 days after the closing date of the offering, if the daily volume weighted average price of the Company’s common stock fails to exceed the Exercise Price, the aggregate number of warrant shares issuable in a cashless exercise shall equal the product of (i) the aggregate number of warrant shares that would be issuable upon exercise of the Warrants if such exercise were by means of a cash exercise and (ii) 0.70.

The offering closed on December 26, 2018.

As a result of this financing, the exercise price of the 2,735,000 warrants issued during December 2017 was reduced to an exercise price of $0.44 per share in accordance with the adjustment provision contained in the warrant agreement. The incremental change in fair value of these warrants as a result of the triggering event was insignificant.

On January 25, 2019, the Company closed on the underwriters’ partial exercise of its over-allotment option for 500,000 shares of common stock for gross proceeds of $250,000.

The total number of common stock and warrants issued under this offering, including the exercise of the over-allotment option was 6,000,000 and 6,300,000, respectively. The gross proceeds to us were $3.0 million and net proceeds after deducting underwriting expenses and other estimated offering expenses was approximately $2.5 million.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sales of the Company’s common stock.

Transactions involving warrants (see Note F) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2018	12,208,527	$3.24
Granted	9,035,000	0.48
Exercised	-	-
Cancelled or expired	(2,735,000)	2.00
Balance at December 31, 2018	18,508,527	$2.08

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

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options to purchase shares of common stock. As of December 31, 2018, a total of 275,752 shares have been issued and options to purchase 6,698,115 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at October 1, 2018	6,183,214	$3.13
Granted	1,246,673	5.53
Exercised	-	-
Cancelled or expired	(1,252,673)	(5.54)
Outstanding at December 31, 2018	6,177,214	$3.13		6.15
Vested at December 31, 2018	5,511,025	$3.29	$-	7.05
Non-vested at December 31, 2018	666,189	$1.76	$-

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

Stock Options, continued

The Company uses the Black Scholes Option Pricing Model to determine the fair value of options granted. The following significant weighted average assumptions in the Black Scholes Option Pricing Model were utilized to estimate the fair value of share based payment awards during the three month periods ended December 31, 2018 and 2017:

	Three Month Period Ended December 31, 2018	Three Month Period Ended December 31, 2017
Stock price	$1.32	$2.21
Exercise price	$5.53	$1.64
Expected term, years	2.43	8.89
Dividend yield	-%	-%
Volatility	72%	125%
Risk free rate	2.84%	2.36%

The Company recorded $490,244 and $231,113 as stock compensation expense for the three-month periods ended December 31, 2018 and 2017, respectively. As of December 31, 2018, unrecorded compensation cost related to non-vested awards was $347,592, which is expected to be recognized over a weighted average period of approximately 0.32 years. The weighted average grant date fair value per share for options granted during the three month period ended December 31, 2018 was $0.15.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(unaudited)

NOTE H — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2016, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. In addition to the office space, the Company also has 1,500 square feet of laboratory space. The term of the lease commenced on November 1, 2015 and expired on October 31, 2018. Effective November 20, 2017, the Company renewed this lease for one additional year, ending October 31, 2018. This lease is currently month to month. The Company set up a satellite testing facility in Ahmedabad, India during fiscal 2018. On November 17, 2017, it leased 1,108 square feet for a three-year term beginning November 1, 2017. The base rent is approximately $6,500 per annum.

Total rent expense for the three month periods ended December 31, 2018 and 2017 were $129,193 and $133,216, respectively.

Employment Agreement

The Company has an employment agreement with Dr. James Hayward, its Chief Executive Officer (“CEO”) effective July 1, 2016. The initial term was through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2018, the employment contract renewed for an additional year. Under the agreement, the CEO will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which will be payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million.  The CEO’s annual salary under the agreement was $400,000.

Effective May 7, 2016, the CEO’s annual salary was voluntarily reduced by $100,000. Effective May 20, 2017, the CEO’s annual salary was voluntarily reduced by an additional $50,000. Accordingly, his current annual base salary as of December 31, 2018 is $250,000.

Effective March 15, 2018, the Compensation Committee of the Company’s Board of Directors, approved a bonus of $121,125 that would be payable to the CEO when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year, provided that the CEO is still employed by the Company on such date (the “Revenue Bonus”). Effective May 2, 2018, the Compensation Committee of the Company’s Board of Directors, increased the amount of the Revenue Bonus to $403,623. The accrual for the Revenue Bonus of $397,812 is recorded to long term accrued liabilities on the balance sheet as of December 31, 2018.

Effective December 27, 2018, the compensation committee approved a bonus opportunity of $150,000 for the calendar year-ended December 31, 2019 that would be payable to the CEO under the same terms as described above.

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

NOTE I – GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

Three Month Period Ended December 31,
	2018	2017
United States	$567,215	$292,730
Europe	150,669	191,827
Asia and other	166,438	163,120
Total	$884,322	$647,677

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, and the following factors and risks:

•	our ability to continue as a going concern;

•	our lack of significant revenues;

•	our limited experience in marketing our large-scale PCR manufacturing platform;

•	our history of net losses, which may continue, and our potential inability to achieve profitability;

•	the possibility that we may require additional financing, which may involve the issuance of additional shares of common stock or securities exercisable or convertible into common stock and dilute the percentage of ownership held by our current stockholders;

•	difficulty in obtaining or inability to obtain, additional financing if such financing becomes necessary;

•	failure to maintain the listing on, or the delisting of our securities from, The NASDAQ Capital Market in light of the delisting notices we received from NASDAQ;

•	the possibility we may fail to make timely payment on our secured convertible notes and, as a result, the noteholders enforcing their remedies and ultimately realizing on their collateral which includes substantially all of our assets, including our intellectual property;

•	volatility in the price and/or trading volume of our common stock;

•	future short selling and/or manipulation of the price of our common stock;

•	our inability to implement our short and long-term strategies;

•	competition from products and services provided by other companies, including competition in the principal markets for our drug and biologic candidates and linear DNA;

•	potential difficulties and failures in manufacturing our products;

•	loss of strategic relationships;

•	dependence on a limited number of key customers;

•	lack of acceptance of our products and services by potential customers;

•	potential failure to introduce new products and services;

•	difficulty or failure in expanding/and or maintaining our sales, marketing and support organizations and our distribution arrangements necessary to enable us to reach our goals with respect to increasing market acceptance of our products and services;

•	seasonality in revenues related to our cotton customer contracts

•	shifting enforcement priorities of U.S. federal laws relating to cannabis;

•	inability of our collaborators, licensees, and customers to develop, obtain approval for and successfully commercialize products that incorporate our technology;

•	inability of us, our collaborators, or customers to develop and timely manufacture complex biologic products and their components to exacting quality and safety standards;

•	inability to attract and retain qualified scientific, production and managerial personnel, including of Dr. Hayward, our Chief Executive Officer;

•	conflicts of interest with affiliates and related parties with whom we have engaged or entered into transactions;

•	inability to compete effectively in the industries in which we operate;

•	lack of success in our research and development efforts for new products;

•	failure to manage our growth in operations and acquisitions of new technologies and businesses;

•	inability to protect our intellectual property rights;

•	intellectual property litigation against us or other legal actions or proceedings in which we may become involved;

•	unauthorized disclosure of sensitive or confidential data (including customer data) and cybersecurity breaches; and

•	adverse changes in worldwide or domestic economic, political or business conditions.

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

SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, SigNify® BackTrac®, Beacon® and CertainT® comprise our principal security technology platform. The large-scale production of specific linear DNA sequences is used in the diagnostics and reagent industries. Contract research and drug development and commercialization relating to PCR-produced DNA constructs forms the basis of LRx.

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

SigNature molecular tags now exist commodity quantities ranging from consumer product packaging to microcircuits to cotton and synthetic fibers; to our knowledge, none has ever been copied.

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

Plan of Operations

General

To date, the substantial portion of our revenues have been generated from sales of our SigNature molecular tags and SigNature T molecular tags, our principal supply chain security and product authentication solutions. We expect to grow revenues from sales of our SigNature molecular tags, SigNature T molecular tags, SigNify, and CertainT offerings as we work with companies and government to secure supply chains for various types of products and product labeling throughout the world. In addition, we expect to continue to grow revenues from our PCR-produced linear DNA products and services for in vitro medical diagnostics, biotechnology research and drug and biologic manufacturing. We have continued to incur expenses in expanding our business and increasing our personnel to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, pharmaceuticals and nutraceuticals, microcircuits and other electronics, legal cannabis and PCR-produced linear DNA products as well as services for in vitro medical diagnostics, preclinical biotechnology research and preclinical biotherapeutic manufacturing. Currently approximately twenty percent of our annual revenue comes from the textile market. The basic technology we use in various markets is very similar, and we believe our solutions are adaptable for many types of products and markets. In the future, we plan to expand our focus to include additional consumer products, food and beverage and industrial materials. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from our cotton customer contracts may be seasonal and recognized primarily during our first and fourth fiscal quarters, which may cause operating results to fluctuate significantly quarterly and annually.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three Month Periods Ended December 31, 2018 and 2017

Revenues

Product revenues

For the three month periods ended December 31, 2018 and 2017, we generated $321,875 and $350,133 in revenues from product sales, respectively. Product revenue decreased by $28,258 or 8% for the three month period ended December 31, 2018 as compared to the three month period ended December 31, 2017. The decrease in product revenues was primarily related to a decrease of approximately $70,000 in consumer asset marking revenue and a decrease of $108,000 in biopharmaceutical revenues. To a lesser extent the decrease was related to a decrease of approximately $12,000 in cash and values in transit revenue. These decreases were partially offset by an increase in textile revenue of $180,000 related to the protection of cotton supply chains.

Service revenues

For the three month periods ended December 31, 2018 and 2017, we generated $562,447 and $297,544 in revenues from sales of services, respectively. The increase in service revenues of $264,903 or 89% for the three month period ended December 31, 2018 as compared to the same period in the prior fiscal year is attributable to increases of $108,000 within our pharmaceuticals and nutraceutical market for pre-commercial pilots as well as an increase this quarter of approximately $120,000 for our cannabis pre-commercial project. Additionally, we had an increase in revenue from a government contract award of approximately $13,000.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended December 31, 2018 decreased by $177,955 or 54% from $331,440 for the three month period ended December 31, 2017 to $153,485 for the three month period ended December 31, 2018. Cost of revenues as a percentage of product revenues was 48% and 95% for the three month periods ended December 31, 2018 and 2017, respectively. This decrease in cost of revenues as a percentage of product revenues is due to the product sales mix as sales during the three month period ended December 31, 2018 were primarily comprised of textile sales, which are at a higher margin as compared to the same period in the prior fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended December 31, 2018 increased by $489,226 or 19% from $2,593,154 for the three month period ended December 31, 2017 to $3,082,380 for the three month period ended December 31, 2018. The increase is attributable to an increase of approximately $250,000 in stock compensation expense associated with employee grant modifications. These modifications canceled certain existing options and replaced them with new options with a term of an additional five years. The combined term of these modified options (including the canceled options) is a total of 10 years, which is consistent with our current compensation practices, in which employee stock options are generally granted with a term of ten years. The increase also relates to an increase in legal and professional fees of $95,000, consulting expenses of $45,000 and advertising and marketing expenses of approximately $38,000.

Research and Development

Research and development expenses decreased to $709,564 for the three month period ended December 31, 2018 from $740,067 for the three month period ended December 31, 2017, a decrease of $30,503 or 4%. This decrease is primarily due to decreased development costs in relation to a government development contract award.

Depreciation and Amortization

In the three month period ended December 31, 2018, depreciation and amortization decreased by $22,596 or 14% from $157,648 for the three month period ended December 31, 2017 to $135,052 for the three month period ended December 31, 2018.

Interest expense

Interest expense for the three month period ended December 31, 2018, was an expense of $31,611. The interest expense for the three month period ended December 31, 2018 was due to interest earned on the convertible notes payable.

Net Loss

Net loss increased by $50,608 or 2% from a loss of $3,183,712 for the three month period ended December 31, 2017 to a loss of $3,234,320 for the three month period ended December 31, 2018, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2018, we had working capital of $1,866,846. For the three month period ended December 31, 2018, we generated a net cash flow deficit from operating activities of $1,513,668 consisting primarily of our loss of $3,234,320 net with non-cash adjustments of $135,052 in depreciation and amortization charges and $490,244 for stock-based compensation. Additionally, we had a net decrease in operating assets of $882,201 and a net increase in operating liabilities of $217,296. Cash used in investing activities was $52,051 for the purchase of property and equipment. Cash provided by financing activities was $3,043,999 consisting primarily of net proceeds from the December securities public offering of $2,493,999 and $550,000 in proceeds from the sale of secured convertible promissory notes during November 2018.

We have recurring net losses, which have resulted in an accumulated deficit of $251,107,180 as of December 31, 2018. We have incurred a net loss of $3,234,320 for the three month period ended December 31, 2018. At December 31, 2018 we had cash and cash equivalents of $3,137,844. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements set forth in this Quarterly Report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity or equity-linked securities.

NASDAQ Delisting Notice

On January 29, 2019, we received written notice (the “First Notification Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of our common stock for the thirty (30) consecutive business days from December 13, 2018 to January 25, 2019, we no longer meet the minimum bid price requirement.

The First Notification Letter does not impact our listing on The Nasdaq Capital Market at this time. The First Notification Letter states that we have 180 calendar days, or until July 29, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by July 29, 2019, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the staff of Nasdaq (the “Staff”) that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of our outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Additionally, on January 30, 2019, we received written notice (the “Second Notification Letter”) from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the market value of listed securities requirements set forth in Nasdaq Listing Rule 5550(b)(2), or the alternative standards of Nasdaq Listing Rule 5550(b)(1), which requires a listed company to have minimum stockholders’ equity of $2.5 million, or Nasdaq Listing Rule 5550(b)(3), which requires a listed company to have had net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a market value of at least $35 million for the previous thirty (30) consecutive business days for continued listing on The Nasdaq Capital Market. Based on our market value of listed securities for the thirty (30) consecutive business days from November 30, 2018 to January 29, 2019, we no longer meets the market value of listed securities requirement. In addition, we do not satisfy the alternative requirements of sufficient minimum stockholders’ equity or sufficient net income from continuing operations.

The Second Notification Letter does not impact our listing on The Nasdaq Capital Market at this time. The Second Notification Letter states that we have 180 calendar days, or until July 29, 2019, to regain compliance with Nasdaq Listing Rule 5550(b)(2). Alternatively we could gain compliance with Nasdaq Listing Rule 5550(b)(1) or Nasdaq Listing Rule 5550(b)(3). In order to regain compliance with Nasdaq Listing Rule 5550(b)(2), we must maintain a market value of listed securities of at least $35 million for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(b)(2) or, alternatively, gain compliance with Nasdaq Listing Rule 5550(b)(1) or Nasdaq Listing Rule 5550(b)(3), prior to the expiration of the compliance period, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing. Unlike the minimum bid price noncompliance described in the First Notification Letter, no additional compliance period is applicable to the noncompliance described in the Second Notification Letter.

If our common stock is delisted by NASDAQ, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects. We will consider available options to resolve the deficiencies and regain compliance with all applicable Nasdaq Listing Rules.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

On November 29, 2018, the Company closed a securities purchase agreement with its chairman, president and chief executive officer and one member of the management team (the “Purchasers”), pursuant to which the Company issued and sold an aggregate of $550,000 in principal amount of secured convertible notes bearing interest, payable semi-annually, at a rate of 6% per annum (the “November 29th Notes”). The November 29th Notes are substantially similar to the Company’s $1,650,000 in principal amount of secured convertible notes issued on August 31, 2018 (the “August 31st Notes”) except with respect to the maturity date which is November 28, 2021. The November 29th Notes are secured by a lien on substantially all assets of the Company (excluding certain cash accounts) and the assets of APDN (B.V.I.) Inc., which lien is on a pari passu basis with the same Company assets as the August 31st Notes.

The November 29th Notes are convertible, in whole or in part, at any time, at the option of the Purchasers, into shares of the Company’s Common Stock, in an amount determined by dividing the principal amount of each November 29th Note, together with any and all accrued and unpaid interest, by the conversion price of $2.50. The Company has the right to require the Purchasers to convert all or any part of their November 29th Notes into shares of its Common Stock at a conversion price of $2.50 if the price of the Common Stock remains at a closing price of $3.50 or more for a period of twenty consecutive trading days.

The issuance of the November 29th Notes was exempt from registration pursuant to the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

4.1	Form of Common Stock Purchase Warrant issued to investors, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2018.

10.1	Form of Convertible Note, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2018.

10.2	Registration Rights Agreement dated November 29, 2018 by and among Applied DNA Sciences, Inc. and the investors named on the signature page thereto, incorporated by reference to the designated exhibit of the Company’s Current Report on 8-K filed with the SEC on December 6, 2018.

10.3	Securities Purchase Agreement dated November 29, 2018 by and among Applied DNA Sciences, Inc. and the investors named on the signature page thereto, incorporated by reference to the designated exhibit of the Company’s Current Report on 8-K filed with the SEC on December 6, 2018.

10.4	Underwriting Agreement entered into by and between Applied DNA Sciences, Inc. and Maxim Group LLC as sole underwriter, dated December 21, 2018, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Applied DNA Sciences, Inc.

Dated: February 7, 2019	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 7, 2019	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

