Form 10-K/A
period 2018-09-30
APPLIED DNA SCIENCES INC
filed 2019-04-04
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-36745

APPLIED DNA SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Health Sciences Drive,
Stony Brook, New York	11790	(631) 240-8800
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Capital Market
Warrants to purchase Common Stock	The NASDAQ Capital Market

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Applied DNA Sciences, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 2 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2018 (the “Original Filing”) and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 (“Amendment No. 1”) (collectively, the “Annual Report”).

We are filing this Amendment to amend and restate the “Summary Compensation Table” and the footnotes to the “Outstanding Equity Awards at Fiscal Year-End” table of Item 11 of Part III, “Executive Compensation” in the Annual Report. With respect to the amendment and restatement of the Summary Compensation Table by this Amendment, the Company has determined that the grant date fair values of performance-based equity incentive plan awards were understated in the Summary Compensation Table included in Amendment No. 1 due to a clerical error. The Summary Compensation Table of Item 11 of Part III, as restated in Item 11 of Part III of this Amendment, reflects the correct grant date fair values of the related equity incentive plan awards. The Amendment also includes technical corrections to the footnotes to the Outstanding Equity Awards at Fiscal Year-End table of Item 11 of Part III. No other portion of the disclosures included in Item 11 of Part III of the Annual Report has been materially amended.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment amends and restates in its entirety Item 11 of Part III and also includes the additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Annual Report, and the Original Filing and Amendment No. 1 continue to speak as of their respective dates. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or Amendment No. 1 or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1, and the Company’s other filings with the SEC.

2

TABLE OF CONTENTS

		Page
PART III

ITEM 11.	EXECUTIVE COMPENSATION	4

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	11

Part III

ITEM 11.	EXECUTIVE COMPENSATION

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

Our business model is based on our ability to establish long-term relationships with clients and to maintain our strong mission, client focus, entrepreneurial spirit and team orientation. We have sought to create an executive compensation package that balances short-term versus long-term components when considering cash bonuses and employee equity awards, in ways we believe are most appropriate to motivate senior management and reward them for achieving the following goals:

☐           Develop a culture that embodies a commitment for our business, creative contribution and a drive to achieve established goals and performance objectives;

☐           Provide leadership to the organization in such a way as to maximize the results of our business operations;

☐           Lead us by demonstrating forward thinking in the operation, development and expansion of our business;

☐           Effectively manage organizational resources to derive the greatest value possible from each dollar invested; and

☐           Take strategic advantage of the market opportunity to expand and grow our business and revenues.

We believe that having a compensation program designed to align executive officers to meet our business objectives and to reinforce excellent performance and accountability is the cornerstone to successfully implement and achieve our strategic plan. In determining the compensation of our executive officers, we are guided by the following key principles:

☐           Competition. Compensation should reflect the competitive marketplace, so we can retain, attract and motivate talented executives.

☐           Accountability for Business Performance. Compensation should be tied to financial performance, so that executives are held accountable through their compensation for contributions to the performance of our company as a whole as well as their performance of the business unit for which they are responsible.

☐           Accountability for Individual Performance. Compensation should be tied to the individual’s performance to encourage and reflect individual contributions to our company’s performance. We consider individual performance as well as performance of the business and responsibility areas that an individual oversees, and weigh these factors as appropriate in assessing a particular individual’s performance.

☐           Alignment with Stockholder Interests. Compensation should be tied to our financial performance through equity awards to align executives’ interests with those of our stockholders.

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

Base Salary

Our compensation committee sets the Chief Executive Officer’s base salary annually in accordance with the terms of his employment agreement (provided that unless otherwise consented to by the Chief Executive Officer, any change by the compensation committee may increase, but not decrease, the Chief Executive Officer’s annual rate of base salary). Dr. Hayward’s annual base salary was voluntarily reduced by $100,000 in fiscal 2016. Subject to the Company reaching certain financial targets, Dr. Hayward will receive certain bonuses. During 2017, Mr. Hayward’s annual base salary was voluntarily reduced by an additional $50,000. For more information, see “—Changes to Compensation of Executive Officers ” and “Employment Agreement with Dr. James A. Hayward.” The base salary for each of the other named executive officers is reviewed annually by the Chief Executive Officer and any adjustments recommended by him are subject to the review and approval by the compensation committee. Adjustments to base salary are based upon a review of a variety of factors, including the following:

☐           individual and Company performance, measured against quantitative and qualitative goals, such as our growth, revenue, profitability and other matters;

☐           duties and responsibilities as well as the executive’s experience; and

☐           the types and amount of each element of compensation to be paid to the named executive officer.

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

 During the fiscal year ended September 30, 2018, Dr. Hayward, Ms. Jantzen, and Ms. Murrah, were granted 250,000, 100,000 and 150,000 options, respectively. These options vested immediately as cash bonuses were not paid to executives during the prior fiscal year. Subsequent to September 30, 2018 certain options of such executive officers were canceled and replaced with new options with a term of an additional five years. The combined term of these options is a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted with a term of ten years.

Benefits

We provide the following benefits to our executive officers on the same basis as the benefits provided to all employees:

☐           health and dental insurance;

☐           life insurance;

☐           short-and long-term disability; and

☐           401(k) Plan (currently there is no employer matching)

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

	Year	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f) (1)	All Other Compensation ($) (i)	Total ($) (j)
James A. Hayward	2018	250,000	—	—	213,327	18,000	481,327
Chairman, President and CEO	2017	281,730	—	—	245,790	18,000	545,520

Beth M. Jantzen	2018	221,538	—	—	85,330	—	306,868
CFO	2017	246,346	—	—	98,316	—	344,662

Judith Murrah	2018	240,000	—	—	127,996	—	367,996
CIO	2017	246,346	—	—	98,316	—	344,662

(1)	The amounts in column (f) represent the grant date fair value calculated in accordance with ASC 718 based on the Black Scholes value of the options on the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 18, 2018 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Equity Based Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2018 held by the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
James A. Hayward	166,667	(1)	—		3.60	6/30/2020
	666,667	(2)	—		3.51	7/11/2021
	833,334	(8)	—		5.82	10/17/2018
	175,000		—		2.86	12/21/2024
	25,000		25,000	(3)	2.99	12/21/2025
	150,000		—		2.05	12/20/2026
	250,000		—		1.19	08/29/2028
Beth M. Jantzen	4,167	(4)(5)	—		5.31	10/14/2018
	4,167	(4)(5)	—		6.96	11/28/2018
	4,167	(4)(6)	—		8.16	12/09/2018
	40,000	(4)	—		2.86	12/21/2024
	22,500	(9)	7,500		3.45	2/14/2025
	25,000		25,000	(3)	2.99	12/21/2025
	60,000	(4)	—		2.05	12/20/2026
	100,000		—		1.19	08/29/2028
Judith Murrah	33,334	(7)	—		7.02	12/01/2018
	75,000		—		2.86	12/21/2024
	4,167	(6)	—		8.16	12/09/2018
	25,000		25,000	(3)	2.99	12/21/2025
	60,000		—		2.05	12/20/2026
	150,000		—		1.19	08/29/2028

(1)	On June 30, 2015, these options were canceled and replaced with new options with a term of an additional five years. The combined term of these options is a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the option exercise price at the time of such extension.

(2)	On July 11, 2018, these options were canceled and replaced with new options with a term of an additional three years. The combined term of these options is a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the option exercise price at the time of such extension.

(3)	25% of these options will vest and become exercisable each anniversary for the next four years, commencing on December 21, 2016, one year from the date of grant.

(4)	These options were granted to Ms. Jantzen for her service as Controller prior to her appointment as the Chief Financial Officer.

(5)	On October 31, 2018 and November 28, 2018, these options were canceled and replaced with new options with terms of an additional five years. The combined terms of these options are a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the option exercise price at the time of such extension.

(6)	On December 9, 2018, these options were canceled and replaced with new options with a term of an additional five years. The combined terms of these options are a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the option exercise price at the time of such extension.

(7)	On December 1, 2018, these options were canceled and replaced with new options with a term of an additional five years. The combined term of these options is a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the option exercise price at the time of such extension.

(8)	On October 17, 2018 these options were canceled and replaced with new options with terms of an additional five years. The combined terms of these options are a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the option exercise price at the time of such extension.

(9)	We granted 30,000 options to purchase our common stock at an exercise price of $3.45 per share for ten years to Ms. Jantzen, effective February 15, 2015, with vesting at 25% each anniversary for the next four years commencing one year from the date of grant.

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

On July 28, 2017, an employment agreement was entered into with the Company’s Chief Executive Officer (“CEO”), effective July 1, 2017. The employment agreement provides that Dr. Hayward will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. The initial term was from July 1, 2017 through June 30, 2018, with automatic one-year renewal periods. As of June 30, 2018, the employment agreement renewed for an additional year. Under the new employment agreement term, the CEO will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million, provided the CEO is still employed by the Company on such date(s). Pursuant to the employment agreement, the CEO’s annual salary is $400,000. Due to previous voluntary reductions of the CEO’s annual salary, Dr. Hayward’s base salary for the 2018 fiscal year was $250,000.

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

Effective March 15, 2018, the compensation committee, approved the Revenue Bonus of $121,125 that would be payable to the CEO when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year, provided that the CEO is still employed by the Company on such date. Effective May 2, 2018, the compensation committee of the Company’s Board of Directors, increased the amount of the Revenue Bonus to $403,623. Effective December 27, 2018, the compensation committee approved a bonus opportunity of $150,000 for the calendar year ended December 31, 2019, that would be payable to Dr. Hayward under the same terms as described above.

Potential Payments upon Termination of Employment or a Change of Control

There is a change-in-control provision included in Dr. Hayward’s employment agreement, and we are obligated to pay severance or other enhanced benefits to him upon termination of his employment. For additional information, see “Employment Agreement with Dr. James A. Hayward” above.

If Dr. Hayward’s employment was terminated on September 30, 2018 by us without “cause” or by Dr. Hayward for “good reason” (in either case, other than in connection with a change in control), he would have been entitled to a base salary component of $750,000 (three times his annual base salary) paid in equal installments over 2 years, extended exercisability of his outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term) and Company-paid COBRA continuation coverage for 18 months post-termination.

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

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($) (1)(9)
Sanford R. Simon (6)	—	—	80,404	—	80,404
Yacov A. Shamash (2)(5)	—	—	94,704	—	94,704
John Bitzer, III (4)	—	—	81,304	—	81,304
Joseph D. Ceccoli (2)	—	—	87,500	—	87,500
Charles S. Ryan (4)	—	—	81,304	—	81,304
Robert C. Catell (2)	—	—	87,500	—	87,500
Elizabeth M. Schmalz Ferguson (2)(3)	—	—	131,250	—	131,250

(1)	A 10-year option to purchase 63,919 shares of our common stock was granted by the Board of Directors to each of the non-employee directors on March 15, 2018 at an exercise price of $1.57 per share, with one year vesting.

(2)	A 10-year option to purchase an additional 10,653 shares of our common stock at an exercise price of $1.57 per share was granted to each for Mr. Catell, Mr. Ceccoli, Ms. Schmalz Ferguson and Mr. Shamash on March 15, 2018, with one year vesting.

(3)	A 10-year option to purchase 37,286 shares of our common stock was granted by the Board of Directors to Ms. Schmalz Ferguson on March 15, 2018 at an exercise price of $1.57 per share, with one year vesting.

(4)	A 10-year option to purchase 6,304 shares of our common stock was granted by the Board of Directors to each of Mr. Bitzer, and Mr. Ryan on March 15, 2018 at an exercise price of $1.57 per share, with immediate vesting.

(5)	A 10-year option to purchase 7,204 shares of our common stock was granted by the Board of Directors to Mr. Shamash, on March 15, 2018 at an exercise price of $1.57 per share, with immediate vesting.

(6)	A 10-year option to purchase 5,404 shares or our common stock was granted by the Board of Directors to Mr. Simon on March 15, 2018 at an exercise price of $1.57 per share, with immediate vesting.

(7)	The amounts represent the grant date fair value calculated in accordance with ASC 718 based on the Black Scholes value of the options on the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for the fiscal year ended September 30, 2018 filed with the SEC on December 18, 2018 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Equity Based Compensation.” As of September 30, 2018, Mr. Simon, Mr. Shamash, Mr. Bitzer, Mr. Ceccoli, Mr. Catell, Ms. Schmalz Ferguson and Mr. Ryan had total outstanding option awards (including warrants) of 242,362, 298,170, 313,204, 187,924, 152,830, 111,858 and 236,281 shares of our common stock, respectively.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K/A, Amendment No. 2 on April 4, 2019:

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	Exhibit	File No.	Date Filed

31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2019

APPLIED DNA SCIENCES, INC.

/s/ James A. Hayward

James A. Hayward

President and Chief Executive Officer

