Form 10-Q
period 2019-03-31
APPLIED DNA SCIENCES INC
filed 2019-05-09
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☒   Yes    ☐    No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes    ☒   No

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	APDN	The NASDAQ Capital Market
Warrants to purchase Common Stock	APDNW	The NASDAQ Capital Market

At April 30, 2019 the registrant had 37,885,157 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2019

Part I - Financial Information

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,541,141	$1,659,564
Accounts receivable, net of allowance of $4,500 and $13,133 at March 31, 2019 and September 30, 2018	316,204	1,485,938

Inventories	314,675	221,369
Prepaid expenses and other current assets	591,069	635,174
Total current assets	2,763,089	4,002,045

Property and equipment, net	315,751	419,774

Other assets:
Deposits	62,371	62,325

Goodwill	285,386	285,386
Intangible assets, net	799,487	864,203

Total Assets	$4,226,084	$5,633,733

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities (including related parties interest of $16,866 and $5,844 at March 31, 2019 and September 30, 2018, respectively)	$1,014,291	$965,167
Deferred revenue	1,205,469	1,856,693

Total current liabilities	2,219,760	2,821,860

Long term accrued liabilities	546,114	470,739

Secured convertible notes payable, net of debt issuance costs (including related parties of $1,731,591 and $1,139,490 at March 31, 2019 and September 30, 2018, respectively)	2,194,568	1,586,631

Total Liabilities	4,960,442	4,879,230

Commitments and contingencies (see Note H)

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2019 and September 30, 2018	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2019 and September 30, 2018	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 37,735,157 and 30,112,057 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	37,735	30,112
Additional paid in capital	253,021,844	249,090,474
Accumulated deficit	(253,793,937)	(248,366,083)
Total stockholders’ (deficit) equity	(734,358)	754,503

Total Liabilities and Stockholders’ (Deficit) Equity	$4,226,084	$5,633,733

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Revenues:
Product revenues	$171,261	$486,341	$493,137	$836,474
Service revenues	607,207	557,605	1,169,654	855,149
Total revenues	778,468	1,043,946	1,662,791	1,691,623

Cost of revenues	133,141	372,153	286,626	703,593

Operating expenses:
Selling, general and administrative	2,528,914	1,996,604	5,611,295	4,589,759
Research and development	651,377	669,813	1,360,941	1,409,880
Depreciation and amortization	97,673	145,280	232,724	302,928

Total operating expenses	3,277,964	2,811,697	7,204,960	6,302,567

LOSS FROM OPERATIONS	(2,632,637)	(2,139,904)	(5,828,795)	(5,314,537)

Other income (expense):
Interest (expense) income, net (including related parties interest of $25,840 and $49,310 for the three and six months ended March 31, 2019, respectively)	(37,417)	-	(69,028)	-
Other expense	(16,703)	(6,305)	(23,254)	(15,385)

Loss before provision for income taxes	(2,686,757)	(2,146,209)	(5,921,077)	(5,329,922)

Provision for income taxes	—	—	—	—

NET LOSS	$(2,686,757)	$(2,146,209)	$(5,921,077)	$(5,329,922)

Net loss per share-basic and diluted	$(0.08)	$(0.07)	$(0.16)	$(0.18)

Weighted average shares outstanding- Basic and diluted	33,399,597	30,112,057	36,384,939	28,879,804

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Month Period Ended March 31, 2019
	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, October 1, 2018	30,112,057	$30,112	$249,090,474	$(248,366,083)	$754,503

Common stock issued in public offering, net of offering costs	5,500,000	5,500	2,256,871	-	2,262,371
Impact of adoption of new accounting pronouncements included in accumulated deficit	-	-	-	493,223	493,223
Stock based compensation expense	-	-	490,244	-	490,244
Net loss	-	-	-	(3,234,320)	(3,234,320)
Balance, December 31, 2018	35,612,057	35,612	251,837,589	(251,107,180)	766,021

Common stock issued in public offering, net of offering costs	500,000	500	200,720	-	201,220
Exercise of warrants	1,623,100	1,623	716,441	-	718,064
Stock based compensation expense	-	-	267,094	-	267,094
Net loss	-	-	-	(2,686,757)	(2,686,757)
Balance, March 31, 2019	37,735,157	37,735	253,021,844	(253,793,937)	(734,358)

For the Six Month Period Ended March 31, 2018
	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, October 1, 2017	27,377,057	$27,377	$243,503,858	$(236,673,155)	$6,858,080

Common stock issued in private placement, net of offering costs	2,735,000	2,735	4,230,154	-	4,232,889

Stock based compensation expense	-	-	231,113	-	231,113
Net loss	-	-	-	(3,183,713)	(3,183,713)
Balance, December 31, 2017	30,112,057	30,112	247,965,125	(239,856,868)	8,138,369

Stock based compensation expense (benefit)	-	-	(285,045)	-	(285,045)
Net loss	-	-	-	(2,146,209)	(2,146,209)
Balance, March 31, 2018	30,112,057	$30,112	$247,680,080	$(242,003,077)	$5,707,115

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(5,921,077)	$(5,329,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,724	302,928
Stock-based compensation	757,338	(53,932)
Amortization of debt issuance costs	9,120	-
Provision for bad debts	(8,633)	17,117
Change in operating assets and liabilities:
Accounts receivable	1,178,367	1,045,136
Inventories	(93,306)	32,630
Prepaid expenses and other current assets and deposits	37,393	(209,269)
Accounts payable and accrued liabilities	157,493	62,945
Deferred revenue	(151,444)	852,616

Net cash used in operating activities	(3,802,025)	(3,279,751)

Cash flows from investing activities:

Purchase of property and equipment	(63,986)	(203,516)

Net cash used in investing activities	(63,986)	(203,516)

Cash flows from financing activities:

Proceeds from Promissory notes (related parties $550,000)	550,000	-
Net proceeds from sale of common stock and warrants	2,479,524	4,232,888
Net proceeds from exercise of warrants	718,064	-

Net cash provided by financing activities	3,747,588	4,232,888

Net (decrease) increase in cash and cash equivalents	(118,423)	749,621
Cash and cash equivalents at beginning of period	1,659,564	2,959,781
Cash and cash equivalents at end of period	$1,541,141	$3,709,402

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Impact of adoption of new accounting pronouncements included in accumulated deficit	$493,223	$-
Interest paid in kind (related party of $35,550)	$48,816	$-
Offering costs incurred, and included in accounts payable	$15,933	$-
Property and equipment acquired, and included in accounts payable	$-	$15,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of March 31, 2019 and for the three and six month periods ended March 31, 2019 and 2018 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2018 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

The Company adopted the new revenue standard at the beginning of the first quarter of fiscal 2019, using the modified retrospective method of adoption and applied the guidance to those contracts that were not completed as of September 30, 2018. Comparative financial information for reporting periods beginning prior to October 1, 2018, has not been restated and continues to be reported under the previous reporting guidance. Under the modified retrospective method of adoption, the cumulative effect of applying the new standard is recorded at the date of initial application, with no restatement of the comparative prior periods presented. Based on the evaluation, the Company has identified certain customer contracts, which will require different recognition under the new guidance. The Company has determined that the revenue under certain of its research and development contracts should be recognized on an over time basis using the input method as compared to ratably over the contract term. Also, the shipment to the Company’s cotton customer during fiscal 2018 that included extended payment terms and was included in deferred revenue as of September 30, 2018, would have met the criteria under the new guidance to be recognized as revenue upon shipment. The Company has determined that the cumulative adjustment to opening retained earnings in fiscal 2019 was approximately $494,000.

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

Impact of Adoption

A summary and discussion of such cumulative effect adjustment and the impact on current period financial statements of adopting Topic 606 is as follows:

	Three months ended March 31, 2019 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported

Statement of Operations
Revenues
Product	$554,357	$(383,096)	$171,261
Service	663,816	(56,609)	607,207
Total revenues	1,218,173	(439,705)	778,468

Cost of revenues	136,474	(3,333)	133,141
Loss from operations	(2,196,265)	(436,372)	(2,632,637)

	Six months ended March 31, 2019 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported

Statement of Operations
Revenues
Product	$1,259,329	$(766,192)	$493,137
Service	1,233,891	(64,237)	1,169,654
Total revenues	2,493,220	(830,429)	1,662,791

Cost of revenues	293,293	(6,667)	286,626
Loss from operations	(5,005,032)	(823,763)	(5,828,795)

Assets
Prepaids and other current assets	$597,736	$(6,667)	$591,069

Liabilities and stockholder's equity
Deferred Revenue	$875,232	$330,237	$1,205,469
Accumulated Deficit	(253,463,700)	(330,237)	(253,793,937)

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

Product Revenues and Authentication Services

The Company’s PCR-produced linear DNA products, including molecular taggants are manufactured in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company does not consider payment terms a performance obligation for customers with contractual terms that are one year or less and has elected the practical expedient. Nearly all of the Company’s sales contracts reflect market pricing at the time the contract is executed, are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. We invoice customers upon shipment, and our collection terms range, on average from 30-60 days

The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from these customer contracts may be seasonal and recognized primarily during the first and fourth quarters of the Company’s fiscal year.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	March 31, 2019	March 31, 2018
Research and development services (over-time)	$559,568	$476,623
Product and authentication services (point-in-time):
Supply chain	20,234	136,965
Asset marking	158,078	239,646
Large scale DNA production	40,588	190,712
Total	$778,468	$1,043,946

	Six Month Period Ended:
	March 31, 2019	March 31, 2018
Research and development services (over-time)	$1,057,917	$698,488
Product and authentication services (point-in-time):
Supply chain	244,983	206,817
Asset marking	319,303	487,668
Large scale DNA production	40,588	298,650
Total	$1,662,791	$1,691,623

Contract balances

As of March 31, 2019, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

The opening and closing balances of the Company’s contract balances are as follows:

	Balance sheet classification	October 1, 2018	March 31, 2019	$ change
Contract liabilities	Deferred revenue	$1,356,502	$1,205,469	$(151,033)

For the three and six months ended March 31, 2019, the Company recognized $407,788 and $737,323 of revenue that was included in Contract liabilities as of October 1, 2018.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include revenue recognition, recoverability of long-lived assets, including the values assigned to goodwill, intangible assets and property and equipment, fair value calculations for stock-based compensation, allowance for doubtful accounts and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

For the three and six month periods ended March 31, 2019 and 2018, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share, continued

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and six month periods ended March 31, 2019 and 2018 are as follows:

	2019	2018

Warrants	16,885,427	12,271,686
Stock options	6,458,194	5,320,308
	23,343,621	17,591,994

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

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2019 included an aggregate of 31% and 14% from two customers, respectively. The Company’s revenues earned from sale of products and services for the six month period ended March 31, 2019 included an aggregate of 29%, 15%, 14% and 10% from four customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2018 included an aggregate of 10%, 12%, 15%, 17% and 22% from five customers, respectively. The Company’s revenues earned from sale of products and services for the six month period ended March 31, 2018 included an aggregate of 11%, 18%, and 28% from three customers, respectively.

Three customers accounted for 70% of the Company’s accounts receivable at March 31, 2019 and one customer accounted for 82% of the Company’s accounts receivable at September 30, 2018.

Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18,” Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of ASU 2018-18 on its condensed consolidated financial statements.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements, continued

In June 2018, the FASB issued ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, which addresses aspects of the accounting for nonemployee share-based payment transactions. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company early adopted ASU 2018-07 on October 1, 2018 using the modified retrospective transition approach. The cumulative -effect adjustment to opening retained earnings was not material.

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

March 31, 2019

(unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $253,793,937 as of March 31, 2019. The Company incurred for the six month period ended March 31, 2019 a net loss of $5,921,077 and incurred negative operating cash flow of $3,802,025. The Company also had working capital of $543,329 and cash and cash equivalents of $1,541,141 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

On January 29, 2019 and January 30, 2019 the Company received written notices from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying it that the Company was not in compliance with the minimum bid price requirements as well as the market value of listed securities requirements, or the alternative standards of Nasdaq Listing Rule 5550(b)(1) or 5550(b)(3) which require the Company to have minimum stockholders equity of $2.5 million or for it to have had net income from continuing operations of at least $500 thousand in the latest fiscal year or in two of the three last fiscal years. These notices do not impact the Company’s listing on The Nasdaq Capital Market at this time. Both notification letters state that the Company has 180 calendar days, or until July 29, 2019 to regain compliance. There is the possibility for an additional 180-day compliance period for the minimum bid price compliance violation. However, no additional compliance period is applicable to the market value of listed securities or alternative standards noncompliance.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	March 31, 2019	September 30, 2018
	(unaudited)
Raw materials	$215,735	$147,984
Finished goods	98,940	73,385
Total	$314,675	$221,369

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2019	September 30, 2018
	(unaudited)
Accounts payable	$641,697	$500,849
Accrued salaries payable	272,318	401,130
Other accrued expenses	100,276	63,188
Total	$1,014,291	$965,167

NOTE E- SECURED CONVERTIBLE NOTES PAYABLE

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

On November 29, 2018, the Company closed a securities purchase agreement with its chairman, president and chief executive officer and one member of the management team, pursuant to which the Company issued and sold an aggregate of $550,000 in principal amount of secured convertible notes bearing interest at a rate of 6% per annum (the “November 29th Notes”). The November 29th Notes are substantially similar to the Company’s August 31 Notes except with respect to maturity date, which is November 28, 2021 The November 29th Notes are secured on a pari passu basis with the same Company assets as the August 31st Notes.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE E- SECURED CONVERTIBLE NOTES PAYABLE (continued)

The Company recorded $64,848 to debt issuance costs based on the cost incurred to complete the financing. During the three and six month period ended March 31, 2019 the Company amortized $4,630 and $9,120 of debt issuance costs resulting in unamortized debt issuance costs of $54,248 and the secured notes payable of $2,194,568 at March 31, 2019. The debt issuance cost will be amortized over the life of the Notes. During the three and six month periods ended March 31, 2019, the Company incurred approximately $32,788 and $59,908 of interest expense. The effective interest for the three and six month period ended March 31, 2019 was 7.0%.

On February 28, 2019, the Company reclassified $48,816 from accrued liabilities to senior secured notes payable to represent interest due to noteholders that was paid in kind and therefore increasing the convertible note balance outstanding at March 31, 2019.

NOTE F — CAPITAL STOCK

On December 21, 2018, the Company entered into an underwriting agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), as the sole underwriter and book running manager, with respect to the issuance and sale of an aggregate of 5,500,000 shares (the “Shares”) of common stock, par value $0.001 per share, together with warrants to purchase an aggregate of 5,500,000 shares of common stock (the “Warrants”) at an exercise price equal to $0.50 per share of common stock (the “Exercise Price”) in an underwritten public offering. The public offering price for each Share together with the accompanying Warrant was $0.50. Pursuant to the Agreement, the Company also granted Maxim a 45-day option to purchase an additional 825,000 Shares and/or additional Warrants to purchase 825,000 Shares to cover any over-allotments made by the underwriters in the sale and distribution of the Shares and Warrants. The gross proceeds of the offering, before deducting underwriter discounts and commissions and other offering expenses, are $2,750,000, or approximately $3,162,500 if the underwriters exercise in full their overallotment option. The offering closed on December 26, 2018. On December 26, 2018, Maxim partially exercised its overallotment option and purchased an additional 800,000 Warrants at a price of $0.0000001 per Warrant.

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

On January 25, 2019, the Company closed on the underwriters’ partial exercise of its over-allotment option for 500,000 shares of common stock for gross proceeds of $250,000. After deducting underwriting fees and other expenses related to the over-allotment option, the aggregate net proceeds were approximately $201,000.

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

March 31, 2019

(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sales of the Company’s common stock.

Transactions involving warrants (see Note F) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2018	12,208,527	$3.24
Granted	9,035,000	0.48
Exercised	(1,623,100)	0.44
Cancelled or expired	(2,735,000)	3.00
Balance at March 31, 2019	16,885,427	$2.24

Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan, as amended and restated as of January 21, 2015 (the “Incentive Plan”). The number of shares of common stock that can be issued as stock awards and stock options thereunder is an aggregate of 8,333,333 shares and the number of shares of common stock that can be covered by awards made to any participant in any calendar year is 833,334 shares. The Incentive Plan’s expiration date is January 25, 2025.

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options to purchase shares of common stock. As of March 31, 2019, a total of 275,752 shares have been issued and options to purchase 6,979,095 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at October 1, 2018	6,183,214	$3.13
Granted	1,578,570	4.48
Exercised	-	-
Cancelled or expired	(1,303,590)	(5.63)
Outstanding at March 31, 2019	6,458,194	$2.95		6.72
Vested at March 31, 2019	6,338,547	$2.96	$-	6.71
Non-vested at March 31, 2019	119,647	$2.54	$-

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

The Company uses the Black Scholes Option Pricing Model to determine the fair value of options granted. The following significant weighted average assumptions in the Black Scholes Option Pricing Model were utilized to estimate the fair value of share based payment awards during the six month periods ended March 31, 2019 and 2018:

	Six Month Period Ended March 31, 2019	Six Month Period Ended March 31, 2018
Stock price	$1.14	$1.57
Exercise price	$4.47	$1.57
Expected term, years	2.95	4.87
Dividend yield	-%	-%
Volatility	77%	94%
Risk free rate	2.8%	2.6%

The Company recorded an expense of $267,094 and benefit of $285,045 as stock compensation for the three month periods ended March 31, 2019 and 2018, respectively which are recorded in selling, general and administrative expenses in the condensed consolidated statement of operations. The Company recorded expense of $757,338 and benefit of $53,932 as stock compensation expense for the six month periods ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, unrecorded compensation cost related to non-vested awards was $144,331, which is expected to be recognized over a weighted average period of approximately 0.79 years. The weighted average grant date fair value per share for options granted during the six month period ended March 31, 2019 was $0.19.

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

Total rent expense for the three and six month periods ended March 31, 2019 were $129,228 and $258,422, respectively. Total rent expense for the three and six month periods ended March 31, 2018 were $138,076 and $271,293, respectively.

Employment Agreement

The Company has an employment agreement with Dr. James Hayward, its Chief Executive Officer (“CEO”) effective July 1, 2016. The initial term was through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2018, the employment contract renewed for an additional year. Under the agreement, the CEO will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which will be payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million.  The CEO's annual base salary as of March 31, 2019 under the agreement (including voluntary salary reductions) is currently $250,000.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE H — COMMITMENTS AND CONTINGENCIES (continued)

Effective March 15, 2018, the Compensation Committee of the Company’s Board of Directors, approved a bonus of $121,125 that would be payable to the CEO when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year, provided that the CEO is still employed by the Company on such date (the “Revenue Bonus”).

Effective May 2, 2018, the Compensation Committee of the Company’s Board of Directors, increased the amount of the Revenue Bonus to $403,623. Effective December 27, 2018, the compensation committee approved an additional bonus opportunity of $150,000 for the calendar year-ended December 31, 2019 that would be payable to the CEO under the same terms as described above.

The accrual for the Revenue Bonus of $514,646 is recorded to long term accrued liabilities on the balance sheet as of March 31, 2019.

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

NOTE I– GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

Three Month Period Ended March 31,
	2019	2018
United States	$335,027	$231,392
Europe	221,691	378,834
Asia and other	221,750	433,720
Total	$778,468	$1,043,946

Six Month Period Ended March 31,
	2019	2018
United States	$902,243	$524,122
Europe	372,360	570,662
Asia and other	388,188	596,839
Total	$1,662,791	$1,691,623

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as amended, and the following factors and risks:

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

Customers using our PCR-produced linear DNA products and services for use in in vitro medical diagnostics, preclinical biotechnology research and preclinical drug and biologic development and manufacturing receive a DNA product we believe is made cleaner and faster than historical manufacturing methods, thereby offering the opportunity for increased efficiency and turnaround times in their processes. We are also engaged in preclinical and animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via our PCR-based production platform. We seek to develop, acquire and commercialize, alone or with partners, a diverse portfolio of nucleic acid based drugs and biologics based on PCR-produced linear DNA which we believe will improve existing nucleic acid based therapeutics or create new nucleic acid based therapeutics that address unmet medical needs.

Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, pharmaceuticals and nutraceuticals, microcircuits and other electronics, legal cannabis and PCR-produced linear DNA products, as well as services for in vitro medical diagnostics, preclinical biotechnology research and preclinical biotherapeutic manufacturing. Currently, approximately twenty percent of our annual revenue comes from the textile market. The basic technology we use in various markets is very similar, and we believe our solutions are adaptable for many types of products and markets. In the future, we plan to expand our focus to include additional consumer products, food and beverage and industrial materials. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from our cotton customer contracts may be seasonal and recognized primarily during our first and fourth fiscal quarters, which may cause operating results to fluctuate significantly quarterly and annually. To date, the substantial portion of our revenues has been generated from sales of our SigNature and SigNature T molecular tags, our principal supply chain security and product authentication solutions. We expect to grow revenues from sales of our SigNature molecular tags, SigNature T molecular tags, SigNify and CertainT offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. In addition, we expect to continue to grow revenues from PCR-produced linear DNA products and services using our Triathlon™ PCR systems.

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

Our patented Triathlon™ PCR systems allow for the large-scale production of specific DNA sequences. The systems are computer-controlled, self-contained and modular. DNA sequences produced through our processes and systems are being used by customers as components of diagnostic tests and reagents, which provide us the opportunity to cross-sell our DNA-based supply chain security solutions to this installed base and others. We believe we have the ability to manufacture longer DNA sequences valuable in gene therapies, adoptive cell therapies (such as CAR T), DNA vaccines, RNA therapies and diagnostics, with what we believe is a distinct competitive advantage in cost, cleanliness, and time-to-market. These types of DNA are distinct from our DNA security markers and represent a potential new entry into medical markets, where we believe there are opportunities for our broader platform. Customers using our PCR-produced linear DNA products and services for use in in vitro medical diagnostics, preclinical biotechnology research and preclinical drug and biologic manufacturing receive a DNA product that we believe is made cleaner and faster than historical manufacturing methods, thereby offering the opportunity for increased efficiency and turnaround times in their processes.

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

Plan of Operations

General

To date, the substantial portion of our revenues has been generated from sales of our SigNature molecular tags and SigNature T molecular tags, our principal supply chain security and product authentication solutions. We expect to grow revenues from sales of our SigNature molecular tags, SigNature T molecular tags, SigNify, and CertainT offerings as we work with companies and government to secure supply chains for various types of products and product labeling throughout the world. In addition, we expect to continue to grow revenues from our PCR-produced linear DNA products and services for in vitro medical diagnostics, biotechnology research and drug and biologic manufacturing. We have continued to incur expenses in expanding our business and increasing our personnel to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, pharmaceuticals and nutraceuticals, microcircuits and other electronics, legal cannabis and PCR-produced linear DNA products as well as services for in vitro medical diagnostics, preclinical biotechnology research and preclinical biotherapeutic manufacturing. Currently approximately twenty percent of our annual revenue comes from the textile market. The basic technology we use in various markets is very similar, and we believe our solutions are adaptable for many types of products and markets. In the future, we plan to expand our focus to include additional consumer products, food and beverage and industrial materials. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from our cotton customer contracts may be seasonal and recognized primarily during our first and fourth fiscal quarters, which may cause operating results to fluctuate significantly quarterly and annually.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2019 and 2018

Revenues

Product revenues

For the three month periods ended March 31, 2019 and 2018, we generated $171,261 and $486,341 in revenues from product sales, respectively. Product revenue decreased by $315,080 or 65% for the three month period ended March 31, 2019 as compared to the same period in the prior fiscal year. This decrease was primarily related to a decrease of $157,000 in biopharmaceutical revenues, as well as decreases of approximately $100,000, $40,000 and $30,000 in consumer asset marking, textile and industrial materials sales, respectively.

Service revenues

For the three month periods ended March 31, 2019 and 2018, we generated $607,207 and $557,605 in revenues from sales of services, respectively. Service revenues include our feasibility projects and any research and/or development contracts as well as fiberTyping and authentication services. The increase in service revenues of $49,602 or 9% for the three month period ended March 31, 2019 as compared to the same period in the prior fiscal year is attributable to an increase in revenue from feasibility pilots, primarily related to the textile industry of approximately $36,000, as well as an increase in revenue of approximately $13,000 from the government contract award.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended March 31, 2019 decreased by $239,012 or 64% from $372,153 for the three month period ended March 31, 2018 to $133,141 for the three month period ended March 31, 2019. Cost of revenues as a percentage of product revenues remained fairly flat at 78% and 77% for the three month periods ended March 31, 2019 and 2018, respectively.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended March 31, 2019 increased by $532,310 or 27% from $1,996,604 for the three month period ended March 31, 2018 to $2,528,914 for the three month period ended March 31, 2019. The increase is attributable to a $552,139 increase in stock compensation. This increase is primarily related to certain performance based stock options being cancelled; therefore, the performance conditions were no longer probable, and the options did not vest during the three month period ended March 31, 2018 and the related expense of $415,786 was reversed. The remaining increase in stock compensation relates to grants to employees during the three month period ended March 31, 2019 that vested immediately.

Research and Development

Research and development expenses decreased to $651,377 for the three month period ended March 31, 2019 from $669,813 for the three month period ended March 31, 201, a decrease of $18,436 or 3%. This decrease is primarily due to decreased development costs incurred in relation to the government development contract award.

Depreciation and Amortization

In the three month period ended March 31, 2019, depreciation and amortization decreased by $47,607 or 33% from $145,280 for the three month period ended March 31, 2018 to $97,673 for the three month period ended March 31, 2019.

Interest expense

Interest expense for the three month period ended March 31, 2019, was $37,417 and primarily related to the interest earned on the convertible notes issued on August 31, 2018 and November 29, 2018, respectively.

Net Loss

Net loss increased by $540,548 or 25% from a loss of $2,146,209 for the three month period ended March 31, 2018 to a loss of $2,686,757 for the three month period ended March 31, 2019, due to the factors noted above.

Comparison of Results of Operations for the Six Month Periods Ended March 31, 2019 and 2018

Revenues

Product revenues

For the six month periods ended March 31, 2019 and 2018, we generated $493,137 and $836,474 in revenues from product sales, respectively. Product revenue decreased by $343,337 or 41% for the six month period ended March 31, 2019 as compared to the same period in the prior fiscal year. This decrease in product revenues was primarily from a decrease of $263,000 in biopharmaceutical revenues, due to the customer having decreased demand and therefore delaying the issuance of its annual purchase order. The purchase order for the current fiscal year was received during the three month period ended March 31, 2019 and shipments are expected to commence in the second half of fiscal 2019. The remaining decrease in product revenue was primarily attributable to a decrease of approximately $164,000 in consumer asset marking sales and $30,000 for industrial materials. These decreases were offset by an increase of $125,000 within the textile markets.

Service revenues

For the six month periods ended March 31, 2019 and 2018, we generated $1,169,654 and $855,149 in revenues from sales of services, respectively. The increase in service revenues of $314,505 or 37% for the six month period ended March 31, 2019 as compared to the same period in the prior fiscal year is attributable to an increase in revenue of $127,000 from the cannabis pre-commercial feasibility project under the cooperation agreement with TheraCann International Benchmark Corporation entered into during January 2018 as well as $164,000 from the pharmaceutical and nutraceutical pre-commercial pilot signed in March 2018.

Costs and Expenses

Cost of Revenues

Cost of revenues for the six month period ended March 30, 2019 decreased by $416,967 or 59% from $703,593 for the six month period ended March 31, 2018 to $286,626 for the six month period ended March 31, 2019. Cost of revenues as a percentage of product revenues was 58% and 84% for the six month periods ended March 31, 2019 and 2018, respectively. This decrease in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the six month period ended March 31, 2018 were primarily comprised of biopharmaceutical and consumer asset marking sales, which are at a lower gross margin.

Selling, General and Administrative

Selling, general and administrative expenses for the six month period ended March 31, 2019 increased by $1,021,536 or 22% from $4,589,759 for the six month period ended March 31, 2018 to $5,611,295 for the six month period ended March 31, 2019. The increase is attributable to an increase in stock based compensation expense of approximately $811,000. The increase in stock based compensation was primarily associated with stock option grants during the six month period ended March 31, 2018, as a result of certain performance based stock options being cancelled; therefore, the performance conditions were no longer probable, and the options did not vest and the related expense of $415,786 was reversed. To a lesser extent, the increase in stock based compensation relates to approximately $190,000 in stock compensation expense associated with employee grant modifications during the six month period ended March 31, 2019. These modifications canceled certain existing options and replaced them with new options with a term of an additional five years. The combined term of these modified options (including the canceled options) is a total of 10 years, which is consistent with our current compensation practices, in which employee stock options are generally granted with a term of ten years, as well as the expense associated with an employee grant that vested immediately. The increase also relates to an increase in legal and professional fees of approximately $315,000 in professional fees and $53,000 in filing fees. These increases were offset by decreases in payroll of approximately $178,000.

Research and Development

Research and development expenses decreased to $1,360,941 for the six month period ended March 31, 2019 from $1,409,880 for the six month period ended March 31, 2018, a decrease of $48,939 or 3%. This decrease is primarily due to a decrease in payroll expenses of $73,000, offset by increased development costs incurred in relation to the government development contract award of $94,000.

Depreciation and Amortization

In the six month period ended March 31, 2019, depreciation and amortization decreased by $70,204 or 23% from $302,928 for the six month period ended March 31, 2018 to $232,724 for the six month period ended March 31, 2019.

Interest expense

Interest expense for the six month period ended March 31, 2019, was $69,028. The interest expense was primarily due to interest earned on the convertible notes issued on August 31, 2018 and November 29, 2018, respectively, for the six month period ended March 31, 2019.

Net Loss

Net loss increased by $591,155 or 11% from $5,329,922 for the six month period ended March 31, 2018 to $5,921,077 for the six month period ended March 31, 2019, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2019, we had working capital of $543,329. For the six month period ended March 31, 2019, we incurred a net cash flow deficit from operating activities of $3,802,025 consisting primarily of our loss of $5,921,077 net with non-cash adjustments of $232,724 in depreciation and amortization charges and $757,338 for stock-based compensation. Additionally, we had a net decrease in operating assets of $1,122,454 and a net increase in operating liabilities of $6,049. Cash used in investing activities was $63,986 for the purchase of property and equipment. Cash provided by financing activities was $3,747,588 consisting primarily of net proceeds from the December public offering of $2,479,524, $550,000 in proceeds from the sale of secured convertible promissory notes during November 2018 and $718,064 in proceeds from the exercise of warrants.

We have recurring net losses, which have resulted in an accumulated deficit of $253,793,937 as of March 31, 2019. We have incurred a net loss of $5,921,077 for the six month period ended March 31, 2019. At March 31, 2019 we had cash and cash equivalents of $1,541,141. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements set forth in this Quarterly Report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Additionally, on January 30, 2019, we received written notice (the “Second Notification Letter”) from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the market value of listed securities requirements set forth in Nasdaq Listing Rule 5550(b)(2), or the alternative standards of Nasdaq Listing Rule 5550(b)(1), which requires a listed company to have minimum stockholders’ equity of $2.5 million, or Nasdaq Listing Rule 5550(b)(3), which requires a listed company to have had net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years. Nasdaq Listing Rule 5550(b)(2) requires listed securities to maintain a market value of at least $35 million for the previous thirty (30) consecutive business days for continued listing on The Nasdaq Capital Market. Based on our market value of listed securities for the thirty (30) consecutive business days from November 30, 2018 to January 29, 2019, we no longer meet the market value of listed securities requirement. In addition, we do not satisfy the alternative requirements of sufficient minimum stockholders’ equity or sufficient net income from continuing operations.

The Second Notification Letter does not impact our listing on The Nasdaq Capital Market at this time. The Second Notification Letter states that we have 180 calendar days, or until July 29, 2019, to regain compliance with Nasdaq Listing Rule 5550(b)(2). Alternatively, we could gain compliance with Nasdaq Listing Rule 5550(b)(1) or Nasdaq Listing Rule 5550(b)(3). In order to regain compliance with Nasdaq Listing Rule 5550(b)(2), we must maintain a market value of listed securities of at least $35 million for a minimum of ten (10) consecutive business days. If we do not regain compliance with Nasdaq Listing Rule 5550(b)(2) or, alternatively, gain compliance with Nasdaq Listing Rule 5550(b)(1) or Nasdaq Listing Rule 5550(b)(3), prior to the expiration of the compliance period, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing. Unlike the minimum bid price noncompliance described in the First Notification Letter, no additional compliance period is applicable to the noncompliance described in the Second Notification Letter.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

10.1 Collateral Agency Agreement, dated as of October 19, 2018, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.2 Security Agreement, dated as of October 19, 2018, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.3 First Amendment to Security Agreement, dated November 26, 2018, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.4 Guaranty and Security Agreement, dated as of October 19, 2018. incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.5 Intellectual Property Security Agreement, dated October 19, 2019, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.6 Intellectual Property Security Agreement, dated October 19, 2019, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.7* Omnibus Amendment Agreement, dated February 26, 2019, among the Company, APDN (B.V.I.), Inc., and Delaware Trust Company as collateral agent for the benefit of the buyers listed on Schedule I thereto.

10.8* First Amendment to Intellectual Property Security Agreement, dated February 26, 2019, between the Company and Delaware Trust Company as collateral agent for the benefit of the investors listed thereto.

10.9* First Amendment to Intellectual Property Security Agreement, dated February 26, 2019, between APDN (B.V.I.) Inc. and Delaware Trust Company as collateral agent for the benefit of the investors listed thereto.

10.10*+ Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.

31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

101 CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF* XBRL Taxonomy Extension Definition Linkbase Document

101 LAB* XBRL Extension Label Linkbase Document

101 PRE* XBRL Taxonomy Extension Presentation Linkbase Document

+ Portions of this exhibit have been omitted because the information is both not material and would likely cause competitive harm to the registrant if publicly disclosed. The omissions have been indicated by bracketed asterisks (“[***]”).

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

EXHIBIT INDEX

Exhibit Number	Description
10.1	Collateral Agency Agreement, dated as of October 19, 2018, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.2	Security Agreement, dated as of October 19, 2018, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.3	First Amendment to Security Agreement dated November 26, 2018, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.4	Guaranty and Security Agreement, dated as of October 19, 2018. incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.5	Intellectual Property Security Agreement, dated October 19, 2019, by Applied DNA Sciences, Inc. in favor of Delaware Trust Company as collateral agent for the secured parties defined therein, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.6	Intellectual Property Security Agreement, dated October 19, 2019, by APDN (B.V.I.) Inc. in favor of Delaware Trust Company as collateral agent for the secured parties defined therein, incorporated by reference to the designated exhibit of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

10.7*	Omnibus Amendment Agreement, dated February 26, 2019, among the Company, APDN (B.V.I.), Inc., and Delaware Trust Company as collateral agent for the benefit of the buyers listed on Schedule I thereto.

10.8*	First Amendment to Intellectual Property Security Agreement, dated February 26, 2019, between the Company and Delaware Trust Company as collateral agent for the benefit of the investors listed thereto.

10.9*	First Amendment to Intellectual Property Security Agreement, dated February 26, 2019, between APDN (B.V.I.), Inc. and Delaware Trust Company as collateral agent for the benefit of the investors listed thereto.

10.10*+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101*	INS* XBRL Instance Document
101*	SCH* XBRL Taxonomy Extension Schema Document
101*	CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101*	DEF* XBRL Taxonomy Extension Definition Linkbase Document
101*	LAB* XBRL Extension Label Linkbase Document
101*	PRE* XBRL Taxonomy Extension Presentation Linkbase Document

+ Portions of this exhibit have been omitted because the information is both not material and would likely cause competitive harm to the registrant if publicly disclosed. The omissions have been indicated by bracketed asterisks (“[***]”).

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: May 9, 2019	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 9, 2019	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

