Form 10-Q
period 2019-06-30
APPLIED DNA SCIENCES INC
filed 2019-08-13
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

☐   Yes    ☒   No

At August 7, 2019 the registrant had 41,645,758 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2019

Part I - Financial Information

Item 1 - Financial Statements.

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$507,146	$1,659,564
Accounts receivable, net of allowance of $4,500 and $13,133 at June 30, 2019 and September 30, 2018	243,557	1,485,938

Inventories	309, 746	221,369
Prepaid expenses and other current assets	544,509	635,174
Total current assets	1,604,958	4,002,045

Property and equipment, net	265,295	419,774

Other assets:
Deposits	62,375	62,325

Goodwill	285,386	285,386
Intangible assets, net	767,129	864,203

Total Assets	$2,985,143	$5,633,733

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities (including related parties interest of $26,861 and $5,844 at June 30, 2019 and September 30, 2018, respectively)	$1,171,172	$965,167
Deferred revenue	802,585	1,856,693

Total current liabilities	1,973,757	2,821,860

Long term accrued liabilities	584,246	470,739

Secured convertible notes payable, net of debt issuance costs (including related parties of $1,751,572 and $1,139,490 at June 30, 2019 and September 30, 2018, respectively)	2,215,668	1,586,631

Total Liabilities	4,773,671	4,879,230

Commitments and contingencies (see Note H)

Stockholders’ (Deficit) Equity
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2019 and September 30, 2018	—	—
Series A Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2019 and September 30, 2018	—	—
Series B Preferred stock, par value $0.001 per share, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 38,327,057 and 30,112,057 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	38,327	30,112
Additional paid in capital	253,444,993	249,090,474
Accumulated deficit	(255,271,848)	(248,366,083)
Total stockholders’ (deficit) equity	(1,788,528)	754,503

Total Liabilities and Stockholders’ (Deficit) Equity	$2,985,143	$5,633,733

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Product revenues	$392,599	$393,758	$885,736	$1,230,232
Service revenues	1,660,858	622,597	2,830,511	1,477,746
Total revenues	2,053,457	1,016,355	3,716,247	2,707,978

Cost of revenues	270,883	252,562	557,508	956,155

Operating expenses:
Selling, general and administrative	2,407,223	2,882,158	8,018,516	7,471,917
Research and development	719,668	625,006	2,080,610	2,034,886
Depreciation and amortization	87,315	122,999	320,039	425,927

Total operating expenses	3,214,206	3,630,163	10,419,165	9,932,730

LOSS FROM OPERATIONS	(1,431,632)	(2,866,370)	(7,260,426)	(8,180,907)

Other income (expense):
Interest (expense) income, net (including related parties interest of $26,267 and $75,577 for the three and nine months ended June 30, 2019, respectively)	(38,177)	-	(107,206)	-
Other expense	(8,102)	(21,353)	(31,356)	(36,738)

Loss before provision for income taxes	(1,477,911)	(2,887,723)	(7,398,988)	(8,217,645)

Provision for income taxes	—	—	—	—

NET LOSS	$(1,477,911)	$(2,887,723)	$(7,398,988)	$(8,217,645)

Net loss per share-basic and diluted	$(0.04)	$(0.10)	$(0.21)	$(0.28)

Weighted average shares outstanding- Basic and diluted	38,113,391	30,112,057	34,970,862	29,290,555

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Month Period Ended June 30, 2019
	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, October 1, 2018	30,112,057	$30,112	$249,090,474	$(248,366,083)	$754,503

Common stock issued in public offering, net of offering costs	5,500,000	5,500	2,256,871	-	2,262,371
Impact of adoption of new accounting pronouncements included in accumulated deficit	-	-	-	493,223	493,223
Stock based compensation expense	-	-	490,244	-	490,244
Net loss	-	-	-	(3,234,320)	(3,234,320)
Balance, December 31, 2018	35,612,057	35,612	251,837,589	(251,107,180)	766,021
Common stock issued in public offering, net of offering costs	500,000	500	200,720	-	201,220
Exercise of warrants	1,623,100	1,623	716,441	-	718,064
Stock based compensation expense	-	-	267,094	-	267,094
Net loss	-	-	-	(2,686,757)	(2,686,757)
Balance, March 31, 2019	37,735,157	37,735	253,021,844	(253,793,937)	(734,358)
Exercise of warrants	591,900	592	268,845	-	269,437
Stock based compensation expense	-	-	154,304	-	154,304
Net loss	-	-	-	(1,477,911)	(1,477,911)
Balance, June 30, 2019	38,327,057	$38,327	$253,444,993	$(255,271,848)	$(1,788,528)

For the Nine Month Period Ended June 30, 2018
	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balance, October 1, 2017	27,377,057	$27,377	$243,503,858	$(236,673,155)	$6,858,080

Common stock issued in private placement, net of offering costs	2,735,000	2,735	4,230,265	-	4,232,000

Stock based compensation expense	-	-	231,113	-	231,113
Net loss	-	-	-	(3,183,712)	(3,183,712)
Balance, December 31, 2017	30,112,057	30,112	247,965,236	(239,856,867)	8,138,481
Stock based compensation expense (benefit)	-	-	(285,045)	-	(285,045)
Net loss	-	-	-	(2,146,209)	(2,146,209)
Balance, March 31, 2018	30,112,057	30,112	247,680,191	(242,003,076)	5,707,227

Stock based compensation expense (benefit)	-	-	238,738	-	238,738
Net loss	-	-	-	(2,887,723)	(2,887,723)
Balance, June 30, 2018	30,112,057	$30,112	$247,918,929	$(244,890,799)	$3,058,242

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(7,398,988)	$(8,217,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320,039	425,927
Stock-based compensation	911,642	184,806
Amortization of debt issuance costs	13,947	-
Provision for bad debts	(8,633)	20,552
Change in operating assets and liabilities:
Accounts receivable	1,251,014	1,152,470
Inventories	(88,377)	31,190
Prepaid expenses and other current assets and deposits	83,947	(236,600)
Accounts payable and accrued liabilities	384,607	284,550
Deferred revenue	(554,328)	1,946,417

Net cash used in operating activities	(5,085,130)	(4,408,333)

Cash flows from investing activities:

Purchase of property and equipment	(68,486)	(269,520)

Net cash used in investing activities	(68,486)	(269,520)

Cash flows from financing activities:

Proceeds from Promissory notes (related parties $550,000)	550,000	-
Net proceeds from sale of common stock and warrants	2,463,700	4,232,888
Net proceeds from exercise of warrants	987,498	-

Net cash provided by financing activities	4,001,198	4,232,888

Net decrease in cash and cash equivalents	(1,152,418)	(444,965)
Cash and cash equivalents at beginning of period	1,659,564	2,959,781
Cash and cash equivalents at end of period	$507,146	$2,514,816

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Impact of adoption of new accounting pronouncements included in accumulated deficit	$493,223	$-
Interest paid in kind (related party of $51,824)	$65,090	$-
Offering costs incurred, and included in accounts payable	$-	$-
Property and equipment acquired, and included in accounts payable	$-	$23,010

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of June 30, 2019 and for the three and nine month periods ended June 30, 2019 and 2018 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2018 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) originally filed with the SEC on December 18, 2018 and amended by Amendment No. 1 to Form 10-K filed with the SEC on January 28, 2019 and by Amendment No. 2 to Form 10-K filed with the SEC on April 4, 2019.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with customers (“ASC 606” or “Topic 606”) and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue standard is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance applies a five-step model for revenue measurement and recognition and also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Impact of Adoption

A summary and discussion of such cumulative effect adjustment and the impact on current period financial statements of adopting Topic 606 is as follows:

	Three months ended June 30, 2019 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported

Statement of Operations
Revenues
Product	$392,599	$-	$392,599
Service	1,681,065	(20,207)	1,660,858
Total revenues	2,073,664	(20,207)	2,053,457

Cost of revenues	270,883	-	270,883
Loss from operations	(1,411,425)	(20,207)	(1,431,632)

	Nine months ended June 30, 2019 (unaudited)
	prior U.S. GAAP	Topic 606 impact	as reported

Statement of Operations
Revenues
Product	$1,651,928	$(766,192)	$885,736
Service	2,914,956	(84,445)	2,830,511
Total revenues	4,566,884	(850,637)	3,716,247

Cost of revenues	564,176	(6,668)	557,508
Loss from operations	(6,416,455)	(843,971)	(7,260,426)

Assets
Prepaids and other current assets	$551,178	$(6,669)	$544,509

Liabilities and stockholder's equity
Deferred Revenue	$452,139	$350,446	$802,585
Accumulated Deficit	(254,921,402)	(350,446)	(255,271,848)

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

June 30, 2019

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	June 30, 2019	June 30, 2018
Research and development services (over-time)	$1,608,448	$531,568
Product and authentication services (point-in-time):
Supply chain	161,926	57,017
Asset marking	140,562	264,437
Large scale DNA production	142,521	163,333
Total	$2,053,457	$1,016,355

	Nine Month Period Ended:
	June 30, 2019	June 30, 2018
Research and development services (over-time)	$2,657,560	$1,230,056
Product and authentication services (point-in-time):
Supply chain	406,543	265,834
Asset marking	469,035	752,105
Large scale DNA production	183,109	459,983
Total	$3,716,247	$2,707,978

Contract balances

As of June 30, 2019, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

The opening and closing balances of the Company’s contract balances are as follows:

	Balance sheet classification	October 1, 2018	June 30, 2019	$ change
Contract liabilities	Deferred revenue	$1,356,502	$802,585	$(553,917)

For the three and nine months ended June 30, 2019, the Company recognized $385,984 and $1,037,708 of revenue that was included in Contract liabilities as of October 1, 2018.

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

For the three and nine month periods ended June 30, 2019 and 2018, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Net Loss Per Share, continued

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and nine month periods ended June 30, 2019 and 2018 are as follows:

	2019	2018

Warrants	16,293,527	12,271,686
Stock options	7,929,446	5,223,221
	24,222,973	17,494,907

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

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2019 included an aggregate of 55% and 12% from two customers, respectively. The Company’s revenues earned from sale of products and services for the nine month period ended June 30, 2019 included an aggregate of 37%, 20%, and 11% from three customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2018 included an aggregate of 18%, 23%, 15%, 12% and 15% from five customers, respectively. The Company’s revenues earned from sale of products and services for the nine month period ended June 30, 2018 included an aggregate of 26%, 17%, and 16% from three customers, respectively.

Three customers accounted for 52% of the Company’s accounts receivable at June 30, 2019 and one customer accounted for 82% of the Company’s accounts receivable at September 30, 2018.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18,” Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. ASU 2018-18 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of ASU 2018-18 on its condensed consolidated financial statements.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

In May 2017, FASB issued ASU No. 2017-09, Compensation – “Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”)., which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-09 during the three months ended December 31, 2018 and it did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its condensed consolidated financial statements.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $255,271,848 as of June 30, 2019. The Company incurred a net loss of $7,398,988 and incurred negative operating cash flow of $5,085,130 for the nine month period ended June 30, 2019. The Company also had working capital deficiency of $368,799 and cash and cash equivalents of $507,146 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On July 17, 2019, the Company closed $1.5 million in gross proceeds in secured convertible notes (the “July 2019 Notes”), and simultaneously amended the terms of its secured convertible notes issued on August 31, 2018 and November 29, 2018 (“the Existing Notes”) to, among other amendments, reduce the conversion price of the Existing Notes to $0.54 to have the same conversion price of the July 2019 Notes and to facilitate their conversion into equity. The July 2019 Notes and the Existing Notes have a maturity date of November 28, 2021. Under the terms of the July 2019 Notes, the investor retains the option to make additional investments in the Notes over the next 90 calendar days. The Company expects to use the net proceeds for general corporate purposes. See “Note E – Secured Convertible Notes Payable” for more information.

The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

On January 29, 2019 and January 30, 2019 the Company received written notices from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying it that the Company was not in compliance with the minimum bid price requirement as well as the market value of listed securities requirement, or the alternative standards of Nasdaq Listing Rule 5550(b)(1) or 5550(b)(3) which require the Company to have minimum stockholders equity of $2.5 million or for it to have had net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years. Both notification letters state that the Company has 180 calendar days, or until July 29, 2019 to regain compliance. There is the possibility for an additional 180-day compliance period for the minimum bid price compliance violation. However, no additional compliance period is applicable to the market value of listed securities or alternative standards noncompliance.

On July 30, 2019, the Company, received written notice from Nasdaq indicating that, based upon the Company’s continued non-compliance with the minimum bid price and $35 million market value of listed securities requirements, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(2), respectively, as of July 29, 2019, the staff of Nasdaq (the “Staff”) had determined to delist the Company’s securities (including its common stock, $0.001 par value (“Common Stock”) and listed warrants) from The Nasdaq Capital Market unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company requested a hearing before the Panel, which stays any further action by the Staff at least pending the ultimate conclusion of the hearing process. During the pendency of the requested hearing before the Panel, the Company’s listed securities will remain listed on Nasdaq. The hearing is scheduled for September 19, 2019.

The Company is diligently working to evidence compliance with all applicable requirements for continued listing on The Nasdaq Capital Market and intends to submit a plan to that effect to the Panel as part of the hearing process; however, there can be no assurance that the Panel will grant the Company’s request for continued listing on Nasdaq or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30, 2019	September 30, 2018
	(unaudited)
Raw materials	$225,576	$147,984
Finished goods	84,170	73,385
Total	$309,746	$221,369

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2019	September 30, 2018
	(unaudited)
Accounts payable	$839,463	$500,849
Accrued salaries payable	216,076	401,130
Accrued interest	36,305	8,136
Other accrued expenses	79,328	55,052
Total	$1,171,172	$965,167

NOTE E- SECURED CONVERTIBLE NOTES PAYABLE

On August 31, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors and certain members of its management team and Board of Directors (the “Purchasers”), pursuant to which the Company issued and sold an aggregate of $1,650,000 in principal amount of secured convertible notes (the “August 2018 Notes”) bearing interest at a rate of 6% per annum. As part of the August 2018 Notes, the Company’s management and Board of Directors purchased August 2018 Notes with a principal amount of $1,185,000.

The August 2018 Notes are convertible, in whole or in part, at any time, at the option of the Purchasers, into shares of the Company’s Common Stock, in an amount determined by dividing the principal amount of each August 2018 Note, together with any and all accrued and unpaid interest, by the conversion price of $2.50. The Company has the right to require the Purchasers to convert all or any part of their August 2018 Notes into shares of its Common Stock at a conversion price of $2.50 if the price of the Common Stock remains at a closing price of $3.50 or more for a period of twenty consecutive trading days.

Upon any Change in Control (as defined in the August 2018 Notes), the Purchasers have the right to require the Company to redeem the August 2018 Notes, in whole or in part, at a redemption price equal to such August 2018 Notes’ outstanding principal balance plus accrued interest.

The August 2018 Notes contain certain events of default that are customarily included in financing of this nature. If an event of default occurs, the Purchasers may require the Company to redeem the August 2018 Notes, in whole or in part, at a redemption price equal to such notes’ outstanding principal balance plus accrued interest.

The August 2018 Notes bear interest at the rate of 6% per annum, payable semi-annually in cash or in kind, at the Company’s option, and are due and payable in full on August 30, 2021. Until the principal and accrued but unpaid interest under the August 2018 Notes is paid in full, or converted into shares of Common Stock pursuant to their terms, the Company’s obligations under the August 2018 Notes will be secured by a lien on substantially all assets of the Company (excluding certain cash accounts) and the assets of APDN (B.V.I.) Inc.

The Company has also entered into a registration rights agreement, dated as of the date of the Purchase Agreement, with the Purchasers, pursuant to which it has agreed to prepare and file a registration statement with the SEC to register under the Securities Act of 1933, as amended (the “Securities Act”) resales from time to time of the Common Stock issued or issuable upon conversion or redemption of the August 2018 Notes. The Company is required to file a registration statement within 60 days of receiving a demand registration request from holders of a majority of the outstanding principal balance of the August 2018 Notes, and to cause the registration statement to be declared effective within 45 days (or 90 days if the registration statement is reviewed by the SEC).

On November 29, 2018, the Company closed a securities purchase agreement with its chairman, president and chief executive officer and one member of the management team, pursuant to which the Company issued and sold an aggregate of $550,000 in principal amount of secured convertible notes bearing interest at a rate of 6% per annum (the “November 2018 Notes”). The November 2018 Notes are substantially similar to the Company’s August 2018 Notes except with respect to maturity date, which is November 28, 2021 The November 2018 Notes are secured on a pari passu basis with the same Company assets as the August 2018 Notes.

On July 17, 2019, the Company closed $1.5 million in gross proceeds in July 2019 Notes, bearing interest at a rate of 6% per annum, in a non-brokered private placement with an accredited investor, Dillon Hill Capital, LLC (“Dillon Hill”) and simultaneously amended the terms of the Existing Notes and, (together with the July 2019 Notes, the “Company Notes”) to, among other amendments, (i) reduce the conversion price of the Existing Notes to $0.54 to facilitate their conversion into equity and (ii) change the maturity date of the August 2018 Notes to be November 28, 2021. Under the terms of the July 2019 Notes, until October 13, 2019, Dillon Hill has the right to purchase on the same terms as the July 16, 2019 sale up to an additional $500,000 in principal amount of the July 2019 Notes, and up to an additional $1 million in principal amount of the July 2019 Notes if approved by the Company. In addition, Dillon Hill was granted a right to participate in certain future financing transactions of the Company (each a “Subsequent Financing”) until July 16, 2020 equal to the amount required for Dillon Hill to maintain its pro rata ownership of the Company as if the July 2019 Notes had been fully converted into Common Stock. Until October 13, 2019, Dillon Hill shall have the right to participate in full for the first $1 million of such Subsequent Financing.

After giving effect to the amendments to the Existing Notes, the July 2019 Notes are substantially similar to the Existing Notes. The July 2019 Notes are secured on a pari passu basis with the same Company assets as the Existing Notes. In addition, on July 19, 2019, the Company also amended the security agreements dated as of October 19, 2018, to among other amendments, exclude 20% of the Company’s equity interest in LRx from the assets securing the Company Notes. The July 2019 Notes are convertible, in whole or in part, at any time, at the option of Dillon Hill, into shares of Common Stock, in an amount determined by dividing the principal amount of the July 2019 Notes, together with any and all accrued and unpaid interest, by the conversion price of $0.54 (the “Conversion Price”). The July 2019 Notes are due and payable in full on November 28, 2021.

On or before September 30, 2019, the Company shall have the right to prepay all or a portion of the July 2019 Notes. If the Company exercises such option, Dillon Hill has the option to (i) convert all or any part of the July 2019 Notes into shares of Common Stock at the Conversion Price or (ii) redeem the July 2019 Notes at a redemption price equal to the outstanding principal balance plus accrued interest of the July 2019 Notes and be issued warrants equal in amount to 40% of the shares of Common Stock that Dillon Hill would have received had it elected to convert its July 2019 Note into shares of Common Stock. Such warrants, if any, would have an exercise price equal to 105% of the Conversion Price. Further, the Company has the right to require Dillon Hill to convert all or any part of their Notes into shares of the Company’s Common Stock at the Conversion Price if the price of the Common Stock remains at a closing price of $3.50 or more for a period of twenty consecutive trading days.

The July 2019 Notes and the Existing Notes, after giving effect to the amendments to the Existing Notes, contain certain negative covenants that restrict the Company, including prohibitions or limitations, among other things, on the incurrence of additional indebtedness, subsidiary asset sales, intercompany loans, liens, amendments to the Company’s organization documents, dividends, and redemptions without consent of the Required Holders (as defined in the Company Notes).

The July 2019 Notes contain certain events of default that are customarily included in financings of this nature. If an event of default occurs, Dillon Hill (by an affirmative vote of the holders of the Company Notes representing at least 30% of the aggregate principal amount of the Company Notes then outstanding) may require the Company to redeem the July 2019 Notes, in whole or in part, at a redemption price equal to the greater of (i) their outstanding principal balance, plus all accrued and unpaid interest, divided by the Conversion Price, multiplied by the volume-weighted average price (VWAP) on the date the redemption price is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal, plus all accrued and unpaid interest.

The Company expects to use the net proceeds for general corporate purposes.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE E- SECURED CONVERTIBLE NOTES PAYABLE (continued)

The Company recorded $64,848 to debt issuance costs based on the cost incurred to complete the financing. During the three and nine month period ended June 30, 2019 the Company amortized $4,826 and $13,947, respectively, of debt issuance costs resulting in unamortized debt issuance costs of $49,422 and the secured notes payable of $2,265,090 at June 30, 2019. The debt issuance cost will be amortized over the life of the Company Notes. During the three and nine month periods ended June 30, 2019, the Company incurred $33,351 and $94,745 of interest expense. The effective interest for the three and nine month period ended June 30, 2019 was 7.0%.

On February 28, 2019 and May 29, 2019, the Company reclassified $48,816 and $16,274, respectively from accrued liabilities to senior secured notes payable to represent interest due to noteholders that was paid in kind and therefore increasing the convertible note balance outstanding at June 30, 2019.

NOTE F — CAPITAL STOCK

On December 21, 2018, the Company entered into an underwriting agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), as the sole underwriter and book running manager, with respect to the issuance and sale of an aggregate of 5,500,000 shares (the “Shares”) of Common Stock, together with warrants to purchase an aggregate of 5,500,000 shares of Common Stock (the “Warrants”) at an exercise price equal to $0.50 per share of Common Stock (the “Exercise Price”) in an underwritten public offering. The public offering price for each Share together with the accompanying Warrant was $0.50. Pursuant to the Agreement, the Company also granted Maxim a 45-day option to purchase an additional 825,000 Shares and/or additional Warrants to purchase 825,000 Shares to cover any over-allotments made by the underwriters in the sale and distribution of the Shares and Warrants. The gross proceeds of the offering, before deducting underwriter discounts and commissions and other offering expenses, are $2,750,000, or approximately $3,162,500 if the underwriters exercise in full their overallotment option. The offering closed on December 26, 2018. On December 26, 2018, Maxim partially exercised its overallotment option and purchased an additional 800,000 Warrants at a price of $0.0000001 per Warrant.

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

Subsequent to June 30, 2019, as a result of the Company’s stock price falling below $0.50, 4,721,000 warrants have been cashlessly exercised. These exercises resulted in the issuance of 3,318,701 shares of the Company’s Common Stock.

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

June 30, 2019

(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants (see Note F) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2018	12,208,527	$3.24
Granted	9,035,000	0.48
Exercised	(2,215,000)	0.45
Cancelled or expired	(2,735,000)	3.00
Balance at June 30, 2019	16,293,527	$2.30

Stock Options

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of Common Stock approved the 2005 Incentive Stock Plan, as amended and restated as of January 21, 2015 (the “Incentive Plan”). On March 27, 2019, the Board of Directors approved an amendment to the Incentive Plan, which was approved by shareholders on May 16, 2019. The amendment increases the number of shares of Common Stock that can be issued as stock awards and stock options thereunder from an aggregate of 8,333,333 to an aggregate of 14,333,333. The number of shares of Common Stock that can be covered by awards made to any participant in any calendar year is 833,334 shares. The Incentive Plan’s expiration date is January 25, 2025.

The Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options to purchase shares of Common Stock. As of June 30, 2019, a total of 275,752 shares have been issued and options to purchase 8,450,764 shares have been granted under the Incentive Plan.

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (Years)
Outstanding at October 1, 2018	6,183,214	$3.13
Granted	3,134,878	2.55
Exercised	-	-
Cancelled or expired	(1,388,646)	(5.39)
Outstanding at June 30, 2019	7,929,446	$2.51		7.08
Vested at June 30, 2019	6,409,862	$2.94	$-	6.45
Non-vested at June 30, 2019	1,519,584	$0.68	$-

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE G — STOCK OPTIONS AND WARRANTS (continued)

The Company uses the Black Scholes Option Pricing Model to determine the fair value of options granted. The following significant weighted average assumptions in the Black Scholes Option Pricing Model were utilized to estimate the fair value of share based payment awards during the nine month periods ended June 30, 2019 and 2018:

	Nine Month Period Ended June 30, 2019	Nine Month Period Ended June 30, 2018
Stock price	$0.87	$1.57
Exercise price	$2.55	$1.57
Expected term, years	4.30	5.35
Dividend yield	-%	-%
Volatility	89%	94%
Risk free rate	2.0%	2.6%

The Company recorded an expense of $154,304 and $238,738 as stock compensation for the three month periods ended June 30, 2019 and 2018, respectively which are recorded in selling, general and administrative expenses in the condensed consolidated statement of operations. The Company recorded expense of $911,642 and $184,806 as stock compensation for the nine month periods ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, unrecorded compensation cost related to non-vested awards was $637,673, which is expected to be recognized over a weighted average period of approximately 0.84 years. The weighted average grant date fair value per share for options granted during the nine month period ended June 30, 2019 was $0.32. The range of expected volatilities used to calculate the fair value of actions granted during the nine months ended June 30, 2019 was 64% to 145%.

NOTE H — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2016, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. This lease has been extended until September 15, 2019. The base rent during the additional three-year period is $458,098 per annum. In addition to the office space, the Company also has 1,500 square feet of laboratory space. The term of the lease commenced on November 1, 2015 and expired on October 31, 2018. Effective November 20, 2017, the Company renewed this lease for one additional year, ending October 31, 2018. This lease is currently month to month. The Company set up a satellite testing facility in Ahmedabad, India during fiscal 2018. On November 17, 2017, it leased 1,108 square feet for a three-year term beginning November 1, 2017. The base rent is approximately $6,500 per annum.

Total rent expense for the three and nine month periods ended June 30, 2019 were $129,250 and $387,672, respectively. Total rent expense for the three and nine month periods ended June 30, 2018 were $129,310 and $400,603, respectively.

Employment Agreement

The Company has an employment agreement with Dr. James Hayward, its Chief Executive Officer (“CEO”) effective July 1, 2016. The initial term was through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2018, the employment contract renewed for an additional year. Under the agreement, the CEO will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which will be payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million.  The CEO's annual base salary as of June 30, 2019 under the agreement (including voluntary salary reductions) is currently $250,000.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The accrual for the Revenue Bonus of $552,779 is recorded to long term accrued liabilities on the balance sheet as of June 30, 2019.

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

NOTE I– GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

Three Month Period Ended June 30,
	2019	2018
United States	$580,255	$574,805
Europe	117,713	228,414
Asia and other	1,355,489	213,136
Total	$2,053,457	$1,016,355

Nine Month Period Ended June 30,
	2019	2018
United States	$1,482,496	$1,204,025
Europe	490,073	799,003
Asia and other	1,743,678	704,950
Total	$3,716,247	$2,707,978

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE J– SUBSEQUENT EVENTS

Non-binding Term Sheet with TheraCann International Benchmark Corporation

On August 5th, 2019, the Company signed a non-binding term sheet (the “Term Sheet”) with TheraCann International Benchmark Corporation (“TheraCann”) outlining agreed-upon amendments to the exclusive Patent and Know-How License and Cooperation Agreement signed March 28, 2019 between TheraCann’s wholly-owned subsidiary ETCH BioTrace S.A. (“ETCH”), the Company and our wholly-owned subsidiary APDN (B.V.I.) Inc. (the “TheraCann Agreement”). The Term Sheet is expected to be followed by definitive contractual amendments. Under the Term Sheet, the parties agreed to amend the TheraCann Agreement to provide the Company with $4,000,000 in TheraCann convertible preferred stock with an annual fixed-rate dividend yield of 10%, compounding quarterly and a two year $1,000,000 convertible promissory note guaranteed by all of TheraCann’s operating subsidiaries, in exchange for the Company’s waiver of $4,000,000 in cash payments due from TheraCannETCH on or before August 15, 2019. At the option of the Company, the convertible preferred stock can be either (i) converted into shares of TheraCann’s common stock or (ii) redeemed for cash upon the occurrence of a full redemption/conversion event. A full redemption /conversion event means either (i) the consummation of the Initial Public Offering (“IPO”) of TheraCann, (ii) a private placement of more than $8,000,000 of TheraCann equity or (iii) the full redemption/conversion date. The convertible promissory note will, at the Company’s option, be convertible at any time and will automatically convert into TheraCann’s common stock upon the consummation of the IPO of TheraCann if the IPO price per share is greater than the conversion price per share. The full redemption/conversion price will be based upon a third-party valuation.

Asset Purchase Agreement

On August 6, 2019, LRx entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Vitatex, Inc. (“Vitatex”), a private biotechnology company focused on advancing personalized medicine with a solution that isolates Invasive Circulating Tumor Cells (iCTCs) from standard patient blood samples. The Asset Purchase Agreement provides for the purchase of substantially all of the assets (“Assets”) of Vitatex. The Company completed the acquisition of such Assets on August 7, 2019 (“Vitatex Asset Acquisition”). The Vitatex Assets, include physical assets, such as laboratory equipment, as well as registered and other intellectual property. The Assets also include Vitatex’s rights under a patent license agreement (the “License Agreement”) between The Research Foundation for the State University of New York (the “Research Foundation”) and Vitatex. The purchase price for the Assets consists of $500,000 in cash and common stock of LRx and up to an additional $500,000 of LRx common stock as performance-based contingent consideration, which was determined through arms-length negotiation. Of this amount, (i) an initial payment of $300,000 was paid to the existing shareholders of Vitatex at closing using the common stock of LRx (ii) $100,000 in cash must be paid to Vitatex on or before September 30, 2019 and (iii) $100,000 in cash must be paid to Vitatex on or before December 31, 2019. The Research Foundation received cash instead of shares of LRx at closing. On August 7, 2019, LRx paid approximately $11,710 to the Research Foundation to pay off and satisfy Vitatex’s outstanding cash and/or equity obligations owed to the Research Foundation, thereby reducing the cash payment due to Vitatex on or before September 30, 2019 to approximately $88,290. In addition, the shareholders of Vitatex are also entitled to additional performance-based equity distributions of up to $500,000 in shares of common stock of LRx (based on the then-current market capitalization of LRx) with (i) $250,000 of LRx common stock becoming due upon the occurrence of LRx completing the National Cancer Institute Small Business Innovation Research (NIC SBIR) program filings due on or before August 9, 2019 or the next SBIR program filings due on September 5, 2019, (ii) $100,000 of LRx common stock becoming due if the Assets yield more than $100,000 in gross revenue by July 29, 2020 and (iii) $150,000 of LRx common stock becoming due if the Assets yield an additional $200,000 in gross revenue. The Research Foundation will receive cash instead of shares of LRx upon the completion of any such performance-based events. . Dr. Wen-Tien Chen, the founder of Vitatex, also entered into a consulting agreement with LRx for a term of twelve (12) months subject to earlier termination by either party upon thirty (30) days’ notice.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (including but not limited to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the SEC, and our management and other representatives may make forward-looking statements orally or in writing to analysts, investors, representatives of the media and others. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

Introduction

Using our large scale polymerase chain reaction (PCR) based manufacturing platform, we manufacture large quantities of linear DNA for various markets. Whether for supply chain security, brand protection, law enforcement or drug or biologic applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success. With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our SigNature molecular tag technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength. Under our wholly owned subsidiary, LRx, we supply DNA for use in the in vitro medical diagnostics, preclinical biotechnology and preclinical drug and biologic development and manufacturing markets. We are also engaged in preclinical and animal drug candidate development directly and with collaborators focusing on therapeutically relevant DNA constructs manufactured via our PCR-based DNA production platform.

SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, SigNify® BackTrac®, Beacon® and CertainT® comprise our principal security technology platform. The large-scale production of specific linear DNA sequences is used in the diagnostics industriy. Contract research and drug development and commercialization relating to PCR-produced DNA constructs forms the basis of LRx.

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

Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, pharmaceuticals and nutraceuticals, microcircuits and other electronics, legal cannabis and PCR-produced linear DNA products, as well as services for in vitro medical diagnostics, preclinical biotechnology research and preclinical biotherapeutic manufacturing. Currently, approximately twenty percent of our annual revenue comes from the textile market. The basic technology we use in various markets is very similar, and we believe our solutions are adaptable for many types of products and markets. In the future, we plan to expand our focus to include additional consumer products, food and beverage and industrial materials. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from our cotton customer contracts may be seasonal and recognized primarily during our first and fourth fiscal quarters, which may cause operating results to fluctuate significantly quarterly and annually. To date, the substantial portion of our revenues has been generated from sales of our SigNature and SigNature T molecular tags, our principal supply chain security and product authentication solutions. We expect to grow revenues from sales of our SigNature molecular tags, SigNature T molecular tags, SigNify and CertainT offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. In addition, we expect to continue to grow revenues from PCR-produced linear DNA products and services using our Triathlon™ and other PCR production systems.

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

fiberTyping. Our patented cotton genotyping platform, known as “fiberTyping,” described below, complements our SigNature T molecular tag system. fiberTyping is employed to identify the genus and species of the fibers before or after they are tagged with SigNature T molecular tags. fiberTyping cannot be used to provide the unique identity of a specific cotton through the supply chain.

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

The SigNify IF portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of SigNature and SigNature T molecular tags in the field. With SigNify IF, Signature molecular tags become a true, front-line solution for supply chain integrity.

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

 DNA Transfer Systems and Cannabis Tracking System. Our DNA Transfer Systems and Cannabis Tracking System are developed for DNA marking applications which are high volume with a need for monitoring and control. They are computer based, fully automated, offer remote internet access for real-time monitoring and can be configured for application-specific alerts and reporting online. They were used to mark cotton at seven U.S. cotton gins and one gin in Egypt in the 2019-2020 ginning season.

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

Our patented Triathlon™ PCR systems and other PCR and post-processing systems allow for the large-scale production of specific DNA sequences. The systems are computer-controlled, self-contained and modular. DNA sequences produced through our processes and systems are being used by customers as components of diagnostic tests, which provide us the opportunity to cross-sell our DNA-based supply chain security solutions to this installed base and others. We believe we have the ability to manufacture longer DNA sequences valuable in gene therapies, adoptive cell therapies (such as CAR T), DNA vaccines, RNA therapies and diagnostics, with what we believe is a distinct competitive advantage in cost, cleanliness, and time-to-market. These types of DNA are distinct from our DNA security markers and represent a potential new entry into medical markets, where we believe there are opportunities for our broader platform. Customers using our PCR-produced linear DNA products and services for use in in vitro medical diagnostics, preclinical biotechnology research and preclinical drug and biologic manufacturing receive a DNA product that we believe is made cleaner and faster than historical manufacturing methods, thereby offering the opportunity for increased efficiency and turnaround times in their processes.

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

Plan of Operations

General

To date, the substantial portion of our revenues has been generated from sales of our SigNature molecular tags and SigNature T molecular tags, our principal supply chain security and product authentication solutions. We expect to grow revenues from sales of our SigNature molecular tags, SigNature T molecular tags, SigNify, and CertainT offerings as we work with companies and government to secure supply chains for various types of products and product labeling throughout the world. In addition, we expect to continue to grow revenues from our PCR-produced linear DNA products and services for in vitro medical diagnostics, biotechnology research and drug and biologic manufacturing. We have continued to incur expenses in expanding our business. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on textile and apparel, pharmaceuticals and nutraceuticals, microcircuits and other electronics, legal cannabis and PCR-produced linear DNA products as well as services for in vitro medical diagnostics, preclinical biotechnology research and preclinical biotherapeutic manufacturing. Currently approximately twenty percent of our annual revenue comes from the textile market. The basic technology we use in various markets is very similar, and we believe our solutions are adaptable for many types of products and markets. In the future, we plan to expand our focus to include additional consumer products, food and beverage and industrial materials. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from our cotton customer contracts may be seasonal and recognized primarily during our first and fourth fiscal quarters, which may cause operating results to fluctuate significantly quarterly and annually.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note A to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2019 and 2018

Revenues

Product revenues

For the three month periods ended June 30, 2019 and 2018, we generated $392,599 and $393,758 in revenues from product sales, respectively. Product revenue decreased by $1,159 for the three month period ended June 30, 2019 as compared to the same period in the prior fiscal year. Revenues relating to biopharmaceuticals remained fairly flat, however in the current year the Company recognized $121,000 for shipments of DNA concentrate and DNA transfer systems for the textile industry that were offset by reductions in the consumer asset marking industry of $115,000.

Service revenues

For the three month periods ended June 30, 2019 and 2018, we generated $1,660,858 and $622,597 in revenues from sales of services, respectively. Service revenues include our feasibility projects and any research and/or development contracts as well as fiberTyping and authentication services. The increase in service revenues of $1,038,261 or 167% for the three month period ended June 30, 2019 as compared to the same period in the prior fiscal year is attributable to an increase in revenue from a licensing agreement in the cannabis industry of $1,000,000, feasibility pilots, primarily related to the textile industry of approximately $118,000, as well as an increase in revenue of approximately $26,000 from a government contract award. These increases were offset by a decrease in pharmaceutical revenue of $126,000, related to our pre-commercial pilot signed in March 2018.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended June 30, 2019 increased by $18,321 or 7% from $252,562 for the three month period ended June 30, 2018 to $270,883 for the three month period ended June 30, 2019. Cost of revenues as a percentage of product revenues was 69% and 64% for the three month periods ended June 30, 2019 and 2018, respectively. The slight deterioration in cost of revenues as a percentage of product revenues was due to a change in product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended June 30, 2019 decreased by $474,935 or 16% from $2,882,158 for the three month period ended June 30, 2018 to $2,407,223 for the three month period ended June 30, 2019. The decrease is attributable to a $418,000 decrease in payroll, due to a realignment of the sales force and reductions in overall headcount. This decrease is also attributable to a reduction in tradeshows, advertising and market, and consulting expenses of $46,000, $42,000, and $86,000 respectively. These decreases were offset by an increase in legal expenses of $135,000.

Research and Development

Research and development expenses increased to $719,668 for the three month period ended June 30, 2019 from $625,006 for the three month period ended June 30, 2018, an increase of $94,662 or 15%. This increase is primarily due to increased development costs incurred in relation to cannabis and textiles as well as projects for LRx.

Depreciation and Amortization

In the three month period ended June 30, 2019, depreciation and amortization decreased by $35,684 or 29% from $122,999 for the three month period ended June 30, 2018 to $87,315 for the three month period ended June 30, 2019. This decrease is related primarily to items being fully depreciated.

Interest expense

Interest expense for the three month period ended June 30, 2019, was $38,177 and primarily related to the interest incurred on the convertible notes issued on August 31, 2018 and November 29, 2018, respectively.

Net Loss

Net loss decreased by $1,409,812 or 49% from a loss of $2,887,723 for the three month period ended June 30, 2018 to a loss of $1,477,911 for the three month period ended June 30, 2019, due to the factors noted above.

Comparison of Results of Operations for the Nine Month Periods Ended June 30, 2019 and 2018

Revenues

Product revenues

For the nine month periods ended June 30, 2019 and 2018, we generated $885,736 and $1,230,232 in revenues from product sales, respectively. Product revenue decreased by $344,496 or 28% for the nine month period ended June 30, 2019 as compared to the same period in the prior fiscal year. This decrease in product revenues was primarily from a decrease of $299,000 in biopharmaceutical revenues, due to a customer having decreased demand and therefore delaying the issuance of its annual purchase order. The purchase order for the current fiscal year was received during the nine month period ended June 30, 2019 and shipments commenced in May 2019. The remaining decrease in product revenue was primarily attributable to a decrease of approximately $278,000 in consumer asset marking sales and $30,000 for industrial materials. These decreases were offset by an increase of $270,000 within the textile markets, primarily related to our cotton customer.

Service revenues

For the nine month periods ended June 30, 2019 and 2018, we generated $2,830,511 and $1,477,746 in revenues from sales of services, respectively. The increase in service revenues of $1,352,765 or 92% for the nine month period ended June 30, 2019 as compared to the same period in the prior fiscal year is attributable to an increase in revenue of $1,000,000 from the licensing agreement in the cannabis industry, as well as increases of $140,000 for a pre-commercial feasibility project under the cooperation agreement with TheraCann International Benchmark Corporation entered into during 2018, $51,000 for the government contract award, $143,000 for pre-commercial pilots within the textile industry and $37,000 from the pharmaceutical and nutraceutical pre-commercial pilot.

Costs and Expenses

Cost of Revenues

Cost of revenues for the nine month period ended June 30, 2019 decreased by $398,647 or 42% from $956,155 for the nine month period ended June 30, 2018 to $557,508 for the nine month period ended June 30, 2019. Cost of revenues as a percentage of product revenues was 63% and 78% for the nine month periods ended June 30, 2019 and 2018, respectively. This decrease in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the nine month period ended June 30, 2018 were primarily comprised of biopharmaceutical and consumer asset marking sales, which are at a lower gross margin.

Selling, General and Administrative

Selling, general and administrative expenses for the nine month period ended June 30, 2019 increased by $546,599 or 7% from $7,471,917 for the nine month period ended June 30, 2018 to $8,018,516 for the nine month period ended June 30, 2019. The increase is attributable to an increase in stock based compensation expense of approximately $727,000. The increase in stock based compensation was primarily associated with stock option grants during the nine month period ended June 30, 2018, as a result of certain performance based stock options being cancelled; therefore, the performance conditions were no longer probable, and the options did not vest and the related expense of $415,786 was reversed. To a lesser extent, the increase in stock based compensation relates to approximately $190,000 in stock compensation expense associated with employee grant modifications during the nine month period ended June 30, 2019. These modifications canceled certain existing options and replaced them with new options with a term of an additional five years. The combined term of these modified options (including the canceled options) is a total of ten years, which is consistent with our current compensation practices, in which employee stock options are generally granted with a term of ten years, as well as the expense associated with an employee grant that vested immediately. The increase also relates to an increase in legal and professional fees of approximately $430,000. These increases were offset by a decrease in payroll of approximately $596,000.

Research and Development

Research and development expenses increased to $2,080,610 for the nine month period ended June 30, 2019 from $2,034,886 for the nine month period ended June 30, 2018, an increase of $45,724 or 2%. This increase is primarily due to an increase in lab supply expenses of $79,000 to support our feasibility and development projects, as well as increased development costs incurred in relation to a government development contract award of $52,000, offset by decreased research and development overhead costs of $76,000.

Depreciation and Amortization

In the nine month period ended June 30, 2019, depreciation and amortization decreased by $105,888 or 25% from $425,927 for the nine month period ended June 30, 2018 to $320,039 for the nine month period ended June 30, 2019. This decrease is related primarily to items being fully depreciated.

Interest expense

Interest expense for the nine month period ended June 30, 2019, was $107,206. The interest expense was primarily due to interest incurred on the convertible notes issued on August 31, 2018 and November 29, 2018, respectively, for the nine month period ended June 30, 2019.

Net Loss

Net loss decreased by $818,657 or 10% from $8,217,645 for the nine month period ended June 30, 2018 to $7,398,988 for the nine month period ended June 30, 2019, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2019, we had a working capital deficiency of $368,799. For the nine month period ended June 30, 2019, we incurred a net cash flow deficit from operating activities of $5,085,130 consisting primarily of our loss of $7,398,988 net with non-cash adjustments of $320,039 in depreciation and amortization charges and $911,642 for stock-based compensation. Additionally, we had a net decrease in operating assets of $1,246,584 and a net increase in operating liabilities of $169,721. Cash used in investing activities was $68,486 for the purchase of property and equipment. Cash provided by financing activities was $4,001,198 consisting primarily of net proceeds from the December public offering of $2,463,700, $550,000 in proceeds from the sale of secured convertible promissory notes during November 2018 and $987,498 in proceeds from the exercise of warrants.

On July 17,2019, the Company closed $1.5 million in gross proceeds in secured convertible notes (the “July 2019 Notes”), and simultaneously amended the terms of its secured convertible notes issued on August 31, 2018 and November 29, 2018 (“the Existing Notes”) to, among other amendments, reduce the conversion price of the Existing Notes to $0.54 to have the same conversion price of the July 2019 Notes and to facilitate their conversion into equity. The July 2019 Notes and the Existing Notes have a maturity date of November 28, 2021. Under the terms of the July 2019 Notes, the investor retains the option to make additional investments in the Notes over the next 90 calendar days. The Company expects to use the net proceeds for general corporate purposes. See “Note E - Secured Convertible Notes Payable” in the notes to the Condensed Consolidated Financial Statements for more information.

We have recurring net losses, which have resulted in an accumulated deficit of $255,271,848 as of June 30, 2019. We have incurred a net loss of $7,398,988 for the nine month period ended June 30, 2019. At June 30, 2019 we had cash and cash equivalents of $507,146. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements set forth in this Quarterly Report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash and cash equivalents, accounts receivable, and inventories. Historically, the Company has financed its operations principally from the sale of equity or equity-linked securities.

Subsequent Events

Potential NASDAQ Delisting

On January 29, 2019 and January 30, 2019 we received written notices from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the minimum bid price requirement as well as the market value of listed securities requirement, or the alternative standards of Nasdaq Listing Rule 5550(b)(1) or 5550(b)(3) which require a company to have minimum stockholders equity of $2.5 million or for it to have had net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years.

On July 30, 2019, we received written notice from Nasdaq indicating that, based upon our continued non-compliance with the minimum bid price and $35 million market value of listed securities requirements, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(2), respectively, as of July 29, 2019, the Staff had determined to delist our securities (including our Common Stock and listed warrants) from The Nasdaq Capital Market unless we timely request a hearing before the Panel. We have requested a hearing before the Panel, which will stay any further action by the Staff at least pending the ultimate conclusion of the hearing process. During the pendency of the requested hearing before the Panel, our listed securities will remain listed on Nasdaq. Our hearing date is scheduled for September 19, 2019.

We are diligently working to evidence compliance with all applicable requirements for continued listing on The Nasdaq Capital Market and intend to submit a plan to that effect to the Panel as part of the hearing process; however, there can be no assurance that the Panel will grant our request for continued listing on Nasdaq or that we will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

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

Non-binding Term Sheet with TheraCann International Benchmark Corporation

On August 5th, 2019, the Company signed a non-binding term sheet (the “Term Sheet”) with TheraCann International Benchmark Corporation (“TheraCann”) outlining agreed-upon amendments to the exclusive licensing and Patent and Know-How License and Cooperation Agreement signed March 28, 2019 between TheraCann’s wholly-owned subsidiary ETCH BioTrace S.A. (“ETCH”), the Company and our wholly-owned subsidiary APDN (B.V.I.) Inc. (the “TheraCann Agreement”). The Term Sheet is expected to be followed by definitive contractual amendments. Under the Term Sheet, the parties agreed to amend the TheraCann Agreement to provide the Company with $4,000,000 in TheraCann convertible preferred stock with an annual fixed-rate dividend yield of 10%, compounding quarterly and a two year $1,000,000 convertible promissory note guaranteed by all of TheraCann’s operating subsidiaries, in exchange for the Company’s waiver of $4,000,000 in cash payments due from ETCH on or before August 15, 2019. At the option of the Company, the convertible preferred stock can be either (i) converted into shares of TheraCann’s common stock or (ii) redeemed for cash upon the occurrence of a full redemption/conversion event. A full redemption /conversion event means either (i) the consummation of the IPO of TheraCann, (ii) a private placement of more than $8,000,000 of TheraCann equity or (iii) the full redemption/conversion date. The convertible promissory note will, at the Company’s option, be convertible at any time and will automatically convert into TheraCann’s common stock upon the consummation of the IPO of TheraCann if the IPO price per share is greater than the conversion price per share. The full redemption/conversion price will be based upon a third-party valuation.

Asset Purchase Agreement

On August 6, 2019, LRx entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Vitatex, Inc. (“Vitatex”), a private biotechnology company focused on advancing personalized medicine with a solution that isolates Invasive Circulating Tumor Cells (iCTCs) from standard patient blood samples. The Asset Purchase Agreement provides for the purchase of substantially all of the assets (“Assets”) of Vitatex. The Company completed the acquisition of such Assets on August 7, 2019 (“Vitatex Asset Acquisition”). The Vitatex Assets, include physical assets, such as laboratory equipment, as well as registered and other intellectual property. The Assets also include Vitatex’s rights under a patent license agreement (the “License Agreement”) between The Research Foundation for the State of New York (the “Research Foundation”) and Vitatex. The purchase price for the Assets consists of $500,000 in cash and common stock of LRx and up to an additional $500,000 of LRx common stock as performance-based contingent consideration, which amount was determined through arms-length negotiation. Of this amount, an initial payment of $300,000 was paid to the existing shareholders of Vitatex at closing using the common stock of LRx (ii) $100,000 in cash must be paid to Vitatex on or before September 30, 2019 and (iii) $100,000 in cash must be paid to Vitatex on or before December 31, 2019. The Research Foundation received cash instead of shares of LRx at closing. On August 7, 2019, LRx paid approximately $11,710 to the Research Foundation to pay off and satisfy Vitatex’s outstanding cash and/or equity obligations owed to the Research Foundation, thereby reducing the cash payment due to Vitatex on or before September 30, 2019 to approximately $88,290. In addition, the shareholders of Vitatex are also entitled to additional performance-based equity distributions of up to $500,000 in shares of common stock of LRx (based on the then-current market capitalization of LRx) with (i) $250,000 of LRx common stock becoming due upon the occurrence of LRx completing the National Cancer Institute Small Business Innovation Research (NIC SBIR) program filings due on or before August 9, 2019 or the next SBIR program filings due on September 5, 2019, (ii) $100,000 of LRx common stock becoming due if the Assets yield more than $100,000 in gross revenue by July 29, 2020 and (iii) $150,000 of LRx common stock becoming due if the Assets yield an additional $200,000 in gross revenue. The Research Foundation will receive cash instead of shares of LRx upon the completion of any such performance-based events. Dr. Wen-Tien Chen, the founder of Vitatex, also entered into a consulting agreement with LRx for a term of twelve (12) months subject to earlier termination by either party upon thirty (30) days’ notice.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

10.1	Form of Secured Convertible Note, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.2	Registration Rights Agreement, dated July 16, 2019 by and among the Company and the investor named on the signature page thereof, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.3	Securities Purchase Agreement, dated July 16, 2019 by and among the Company and the investor named on the signature page thereof, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.4	Amendment to Secured Convertible Notes, dated July 16, 2019 by and among the Company and the investors named on the signature page thereof, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.5	Omnibus Amendment Agreement, dated July 16, 2019 by and among the Company and the parties named on the signature page thereof, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.6	Asset Purchase Agreement, dated July 29, 2019 by and among LineaRX, Inc. and Vitatex Inc, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated August 6, 2019, filed with the SEC on August 12, 2019.

10.7*	Second Omnibus Amendment Agreement, dated July 19, 2019 by and among the Company, APDN (B.V.I.) Inc., and Delaware Trust Company, as collateral agent for the benefit of the buyers listed on Schedule I thereto.

10.8*	Second Amendment to Intellectual Property Security Agreement, dated July 19, 2019 by the Company in favor of Delaware Trust Company as collateral agent for the secured parties defined therein.

10.9*	Second Amendment to Intellectual Property Security Agreement, dated July 19, 2019 by APDN (B.V.I.) Inc. in favor of Delaware Trust Company as collateral agent for the secured parties defined therein.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Secured Convertible Note, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.2	Registration Rights Agreement, dated July 16, 2019 by and among the Company and the investor named on the signature page thereof, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.3	Securities Purchase Agreement, dated July 16, 2019 by and among the Company and the investor named on the signature page thereof, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.4	Amendment to Secured Convertible Notes, dated July 16, 2019 by and among the Company and the investors named on the signature page thereof, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.5	Omnibus Amendment Agreement, dated July 16, 2019 by and among the Company and the parties named on the signature page thereof, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated July 16, 2019, filed with the SEC on July 17, 2019.

10.6	Asset Purchase Agreement, dated July 29, 2019 by and among LineaRX, Inc. and Vitatex Inc, incorporated by reference to the designated exhibit of the Company’s Current Report on Form 8-K, dated August 6, 2019, filed with the SEC on August 12, 2019.

10.7*	Second Omnibus Amendment Agreement, dated July 19, 2019 by and among the Company, APDN (B.V.I.) Inc., and Delaware Trust Company, as collateral agent for the benefit of the buyers listed on Schedule I thereto.

10.8*	Second Amendment to Intellectual Property Security Agreement, dated July 19, 2019 by the Company in favor of Delaware Trust Company as collateral agent for the secured parties defined therein.

10.9*	Second Amendment to Intellectual Property Security Agreement, dated July 19, 2019 by APDN (B.V.I.) Inc. in favor of Delaware Trust Company as collateral agent for the secured parties defined therein.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

101*	INS* XBRL Instance Document
101*	SCH* XBRL Taxonomy Extension Schema Document
101*	CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101*	DEF* XBRL Taxonomy Extension Definition Linkbase Document
101*	LAB* XBRL Extension Label Linkbase Document
101*	PRE* XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: August 13, 2019	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 13, 2019	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

