Form 10-K/A
period 2019-09-30
APPLIED DNA SCIENCES INC
filed 2019-12-16
CIK 744452

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

 EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) as filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2019 (the “Original Filing”) to re-file Exhibit 23.1, Consent of Marcum LLP, Independent Registered Public Accounting Firm (the “Auditor Consent”).

This Amendment is being filed solely to provide the amended and restated Auditor Consent which includes the consent to the incorporation by reference to the Form S-1 (File No. 333-233830) and Form S-1MEF (File No. 333-234664). This Amendment does not otherwise modify, amend or update in any way the disclosures contained in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC after the date of the Original Filing.

INDEX TO EXHIBITS

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

APPLIED DNA SCIENCES, INC.

Date: December 16, 2019	/s/ James A. Hayward
James A. Hayward
President and Chief Executive Officer