Form 10-K/A
period 2019-09-30
APPLIED DNA SCIENCES INC
filed 2020-01-27
CIK 744452

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

As of January 27, 2020, the Registrant had outstanding 3,485,399 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Applied DNA Sciences, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 2 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2019 (the “Original Filing”) and amended on December 16, 2019 (the “Amendment No. 1”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2019. This amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The ages of the directors and executive officers are shown as of September 30, 2019.

Name	Position
James A. Hayward	Chief Executive Officer, President and Chairman of the Board of Directors
Scott L. Anchin	Director*
John Bitzer, III	Director
Robert B. Catell	Director
Joseph D. Ceccoli	Director
Charles S. Ryan	Director*
Sanford R. Simon	Director
Yacov A. Shamash	Director
Elizabeth M. Schmalz Ferguson	Director
Beth Jantzen	Chief Financial Officer
Judith Murrah	Chief Information Officer

*On November 7, 2019, Charles S. Ryan resigned from his position as director of the Company and Scott L. Anchin was appointed as a director on the same date.

Set forth below is biographical information with respect to the aforementioned individuals.

James A. Hayward, Ph.D., Sc.D.    66

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006 and our President and the Chairman of the Board of Directors since June 12, 2007. He was previously our acting Chief Executive Officer since October 5, 2005. He also served as Acting Chief Financial Officer from August 20, 2013 through October 13, 2013. Dr. Hayward received his Ph.D. in Molecular Biology from the State University of New York at Stony Brook in 1983 and an honorary Doctor of Science from the same institution in 2000. His experience with public companies began with the co-founding of one of England’s first biotechnology companies—Biocompatibles. Following this, Dr. Hayward was Head of Product Development for the Estee Lauder companies for five years. In 1990 he founded The Collaborative Group, a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, where he served as Chairman, President and Chief Executive Officer for 14 years. During this period, The Collaborative Group created several businesses, including The Collaborative BioAlliance, a contract developer and manufacturer of human gene products that was sold to Dow Chemical in 2002, and Collaborative Labs, a service provider and manufacturer of ingredients for skincare and dermatology that was sold to Engelhard (now BASF) in 2004. Dr. Hayward also serves on the advisory board of the Manufacturing and Technology Resource Consortium of Stony Brook University, and serves on the board of Softheon Corporation and NeoMatrix Formulations, Inc.

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

Yacov Shamash    69

Dr. Yacov A. Shamash has been a member of the Board of Directors since March 17, 2006. Dr. Shamash is a Professor of Electrical and Computer Engineering at the State University of New York at Stony Brook, a position he has held since 2000. From 1992 to 2015, he was the Dean of Engineering and Applied Sciences, and from 1995 to 2004, Dr. Shamash was also the Dean of the Harriman School for Management and Policy at the University. He was founder of the New York State Center for Excellence in Wireless and Information Technology at the University. Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash also serves on the board of directors of public companies Comtech Telecommunications Corp., Gold Coast Bank and Keytronic Corp. He also serves on the boards of Long Island First Robotics, Listinct and Broad Hollow Science Park. Dr. Shamash holds a Ph.D. degree in Electrical Engineering from Imperial College of Science and Technology in London, England.

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

John Bitzer, III    58

John Bitzer, III, joined the Board of Directors on August 10, 2011. Mr. Bitzer is the former President and Chief Executive Officer of ABARTA, a private, third and fourth generation family holding-company with operations in the soft drink and energy drink industries. In 1985, Mr. Bitzer began his career in sales for the Cleveland Coca-Cola Bottling Company. He has been Publisher of Atlantic City Magazine in Atlantic City, N.J. In 1994, he founded the ABARTA Media Group and held the position of Group Publisher. In 1997, he was named President and Chief Operating Officer of ABARTA and was President and Chief Executive Officer from 1999 to 2019. Mr. Bitzer has a bachelor’s degree from the University of Southern California and a Masters of Business Administration (“MBA”) from the University of Michigan. Mr. Bitzer’s experience as an executive officer and director of several private companies and organizations led the Board of Directors to conclude that he should serve as a director of the Company. In connection with the investment in the Company by Delabarta, Inc. (“Delabarta”), a wholly owned subsidiary of ABARTA, during July 2011, we agreed to use best efforts to nominate its designee, Mr. Bitzer, to the Board of Directors and elect Mr. Bitzer as a director within 30 days of the closing and to nominate and include Mr. Bitzer on the slate of nominees for the Board of Directors for election by stockholders at the annual meetings of stock holders for so long as Delabarta owns at least 2% of the outstanding shares of common stock of the Company. As of January 27, 2020, Delabarta owned 1.16% of the outstanding shares of common stock of the Company. The Board of Directors believes that Mr. Bitzer’s advice makes him a valuable member of the Board of Directors.

Charles Ryan    55

Dr. Charles S. Ryan joined the Board of Directors on August 10, 2011 and resigned on November 7, 2019. Since February 2018, he has been the Chief Executive Officer of Neurotrope Bioscience, Inc. (“Neurotrope”), a public, clinical-stage biopharmaceutical company. In addition, Dr. Ryan became a member of Neurotrope’s Board of Directors effective December 14, 2017. From October 2016 until February 14, 2018, he was Chief Executive Officer of Orthobond, Inc. From March 2015 until October 2016, Dr. Ryan was Vice President and General Counsel for Cold Spring Harbor Laboratory, a preeminent international research institution. Prior to that, Dr. Ryan was the Senior Vice President, and Chief Intellectual Property Counsel at Forest Laboratories, where he was employed from 2003 to 2014. Dr. Ryan has over 20 years’ experience in managing all aspects of intellectual property litigation, conducting due diligence investigations and prosecuting patent and trademark applications in the pharmaceutical and biotechnology industries. Dr. Ryan earned a doctorate in oral biology and pathology from SUNY Stony Brook and a law degree from Western New England College School of Law. Dr. Ryan also serves on the board of directors of public company Biorestorative Therapies, Inc. Dr. Ryan is an experienced executive and the Board of Directors believes his extensive background in pharmaceuticals and biotechnology, as well as legal and public policy, is an asset to the Board of Directors.

Joseph D. Ceccoli     56

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

Robert Catell    82

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

Mr. Catell holds both a Master’s and Bachelor’s degree in Mechanical Engineering from City College of New York and is a registered Professional Engineer. He has attended Columbia University’s Executive Development Program, and the Advanced Management Program at the Harvard Business School. The Board of Directors believe that Mr. Catell’s extensive executive-level management experience, including as a director at other private and public companies and within regulated and technical industries, qualifies him to serve as one of our directors.

Scott L. Anchin, 45

Mr. Anchin was appointed to the Board of Directors on November 7, 2019. Mr. Anchin is a partner at Cormont Strategic Services, LLC, which provides special situation consulting and operational support. Previously Mr. Anchin served as a managing director with Opportune LLP from March 2016 to October 2018, where he provided restructuring advisory services to companies and stakeholders in distressed situations. From 2009 to February 2016, Mr. Anchin was employed by Alvarez & Marsal North America, LLC, a global professional services firm specializing in turnaround and interim management and performance improvement. He is a non-practicing certified public accountant in the State of New York and holds a B.S. in Accounting from the Wharton School of Business at the University of Pennsylvania and an M.B.A. with a concentration in Management from Columbia Business School. Mr. Anchin is also a director of LRAD Corporation and Kopin Corporation, both which are public companies. The Board of Directors believes that Mr. Anchin’s executive-level management experience qualifies him to serve as one of our directors.

Elizabeth Schmalz Ferguson 68

Ms. Elizabeth M. Schmalz Ferguson has been a member of the Board of Directors since June 2017. She has served as President of American Flavors & Fragrances, a fragrance company, since 2007. Ms. Ferguson also serves as President of her own consulting firm, Betsy Schmalz Ferguson & Associates. She served as Senior Vice President of Corporate Product Development at Estée Lauder. Ms. Ferguson’s responsibilities included overseeing product development for some of the company’s most prominent brands. Subsequently, she was Executive Vice President of Product Development at Bath and Body Works and Victoria’s Secret for The Limited. Ms. Ferguson started her senior management career at Revlon with responsibility for new product development for brands including Borghese, Ultima II and Prestige fragrances. She has been Director of Applied DNA Sciences, Inc. since June 1, 2017. She is an active member of Cosmetic Executive Women. She earned a bachelor’s degree in psychology from Georgian Court University. Ms. Ferguson’s track record of accomplishments as a strategist and products leader within the cosmetics and personal care industries led the Board of Directors to conclude she should serve as a director of the Company.

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

Judith Murrah     61

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners (“10% stockholders”) also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us during or with respect to the fiscal year ended September 30, 2019, as the case may be, and upon written representations from these reporting persons, we believe that none of our officers, directors or 10% stockholders failed to file on a timely basis, as disclosed in the forms described above, reports required by Section 16(a) during fiscal 2019.

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

Audit Committee

Messrs. Bitzer (Chairperson), Ryan and Shamash served on the audit committee during the fiscal year ended September 30, 2019. On November 7, 2019, Mr. Ryan resigned from his position as director of the Company and also as an audit committee member. Subsequently, on November 12, 2019, Mr. Ceccoli was appointed to the audit committee. Messrs. Bitzer, Ceccoli and Shamash currently serve on the audit committee. The Board of Directors has determined that each member of the audit committee is independent within the meaning of the director independence standards of the Company and Nasdaq as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that Mr. Bitzer is an “audit committee financial expert” as defined in the Exchange Act.

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

Compensation Committee

Messrs. Bitzer, Ceccoli, and Shamash (Chairperson) served on the compensation committee during the fiscal year ended September 30, 2019. The compensation committee reviews and approves salaries and bonuses for all officers, administers options outstanding under our stock incentive plan, provides advice and recommendations to the Board of Directors regarding directors’ compensation and carries out the responsibilities required by SEC rules. The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance our interests and strategic goals. As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussions regarding compensation for other executive officers. The compensation committee does not utilize outside compensation consultants but considers other general industry information and trends if available.

Nominating Committee

Messrs. Shamash (Chairperson), Bitzer and Simon served on the nominating committee during the fiscal year ended September 30, 2019, and currently continue to serve, on the nominating committee. The Board of Directors has determined that each member of the nominating committee is independent within the meaning of the director independence standards of the Company, Nasdaq and the SEC.

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

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:

1.	Yacov A. Shamash (Chairman)
2.	John Bitzer, III
3.	Sanford R. Simon

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Evolution of our Compensation Approach

Our compensation approach is necessarily tied to our stage of development as a company. We have historically been principally devoted to developing DNA embedded biotechnology security solutions, but have more recently also supplied DNA for use in in vitro medical diagnostics, preclinical biotechnology and preclinical drug and biologic development and manufacturing markets. We also have undertaken preliminary steps towards the development of drugs and biologics. We have necessarily limited the establishment of extensive administrative and operating infrastructure, and a formal executive compensation policy has not been established. We have a compensation committee of the Board of Directors that is responsible for all compensation matters of our directors and executive officers. The compensation of all our named executive officers, which consists of our three executive officers, is approved by our compensation committee, which in turn reviewed the recommendation of our Chief Executive Officer (except with respect to his own compensation). As discussed below, the recommendation of our Chief Executive Officer is largely discretionary, based on his subjective assessment of the particular executive. As we continue to grow, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve. The compensation committee has overall responsibility for approving and evaluating our executive officers’ compensation plans, policies and programs. Our compensation program is designed to employ best practices in executive compensation and consider all relevant regulatory guidance regarding sound incentive compensation policies. The remainder of this section provides a general summary of our compensation policies and procedures.

Our Executive Compensation Philosophy and Objectives

General

The fundamental purpose of our executive compensation program is to assist us in achieving our financial and operating performance objectives. Specifically, we attempt to tailor an executive’s compensation to (1) retain and motivate the executive, (2) reward him or her upon the achievement of Company-wide and individual performance, and (3) align the executive’s interest with the creation of long-term stockholder value, without encouraging excessive risk taking. To that end, and within the context of the stage of our Company, we have historically compensated our named executive officers through a mix of base salary, equity-based incentives, and cash bonuses.

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

The Chief Executive Officer is the only named executive officer with an employment agreement. In addition, there are no change in control, severance or noncompetition agreements with any other named executive officer, nor are we otherwise obligated to pay any named executive officers any amounts if there is a change in control of the Company or if such named executive officer’s employment with us terminates, except for the Chief Executive Officer, as described below in the section entitled “—Potential Payments upon Termination of Employment or a Change of Control.”

Determination of Executive Compensation Awards

The compensation committee establishes and monitors the basic philosophy governing the compensation of the Chief Executive Officer. On an annual basis, the compensation committee reviews the compensation of the Chief Executive Officer including incentive compensation plans and equity-based plans. Compensation decisions for all other of our executive officers are approved by our compensation committee, which in turn reviewed the recommendation of our Chief Executive Officer. We have traditionally placed significant emphasis on the recommendation of our Chief Executive Officer with respect to the determination of executive compensation (other than his own), in particular with respect to the determination of base salary, cash incentive and equity incentive awards, and typically followed such recommendations as presented by our Chief Executive Officer. However, the compensation committee in reviewing such recommendations is free to make decisions that are contrary to the Chief Executive Officer’s recommendations. As we continue to grow, we intend to make the transition to have our compensation committee be solely responsible for administering our executive compensation program, although we expect to continue to rely, in part, upon the advice and recommendations of our Chief Executive Officer (other than with respect to his own compensation), particularly with respect to those executive officers that report directly to him. The compensation committee’s composition and oversight of our executive compensation program is described in more detail above in the section entitled “—Governance of the Company—Board Committees —Compensation Committee.”

For purposes of determining our executive officer compensation in the fiscal year ended September 30, 2019 and in prior fiscal years, we considered the following factors: our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities; the roles and responsibilities of our executives; the individual experience and skills of, and expected contributions from, our executives; the amounts of compensation being paid to our other executives; our executives’ historical compensation at our Company; an assessment of the professional effectiveness and capabilities of the executive officer; and the performance of the executive officer against the corporate and other scorecards used to determine incentive compensation. While we have not used any formula or formal benchmarking to determine compensation based on these factors, we have placed the most emphasis in determining compensation on our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities and the subjective assessment of the professional effectiveness and capabilities of the executive officer. Our understanding of the amount of compensation generally paid by similarly situated companies was based on our compensation committee’s and our Chief Executive Officer’s own business judgment and collective experience in such matters.

Base Salary

Our compensation committee sets the Chief Executive Officer’s base salary annually in accordance with the terms of his employment agreement (provided that unless otherwise consented to by the Chief Executive Officer, any change by the compensation committee may increase, but not decrease, the Chief Executive Officer’s annual rate of base salary). As of September 4, 2019, Dr. Hayward voluntarily reduced his salary from the then-current rate of $250,000 to $50,000. Dr. Hayward’s salary was subsequently increased to $150,000 during December 2019. For more information, see “—Changes to Compensation of Executive Officers ” and “Employment Agreement with Dr. James A. Hayward.”

The base salary for each of the other named executive officers is reviewed annually by the Chief Executive Officer and any adjustments recommended by him are subject to the review and approval by the compensation committee. As of December 3, 2019, the salaries of Mses. Jantzen and Murrah were each increased from $240,000 to $250,000. Adjustments to base salary are based upon a review of a variety of factors, including the following:

•	individual and Company performance, measured against quantitative and qualitative goals, such as our growth, revenue, profitability and other matters;

•	duties and responsibilities as well as the executive’s experience; and

•	the types and amount of each element of compensation to be paid to the named executive officer.

The current base salaries for our named executive officers are as follows:

Dr. James A. Hayward	$150,000

Beth M. Jantzen	$250,000

Judith Murrah	$250,000

Cash Bonuses

The Chief Executive Officer is paid cash bonuses in accordance with the terms of his employment agreement as well as based on the discretion of the compensation committee. We pay discretionary cash bonuses to our other named executive officers, which are recommended by the Chief Executive Officer, although the final determination of such bonuses are made by the compensation committee. The cash bonuses, if any, which are determined after the end of each fiscal year and may be paid annually, are intended to recognize and reward those named executive officers who have contributed meaningfully to our performance for the prior year. Both personal and the Company’s performance are factors that the compensation committee and Chief Executive Officer typically consider in deciding whether to award a cash bonus to a named executive officer and the amount of such bonus. No cash bonuses were paid to executive officers for the fiscal year ended September 30, 2019 due to the performance of the Company.

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

During the fiscal year ended September 30, 2019, certain options of the named executive officers were canceled and replaced with new options with a term of an additional five years. The combined term of these options is a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted with a term of ten years.

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

Changes to Compensation of Executive Officers

Effective March 15, 2018, the compensation committee approved a bonus of $121,125 that would be payable to Dr. Hayward if and when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year, provided that Dr. Hayward is still employed by the Company on such date (the “Revenue Bonus”). Effective May 2, 2018, the compensation committee increased the amount of the Revenue Bonus to $403,623. The revenue targets underlying the Revenue Bonus have not yet been achieved.

Effective December 27, 2018, the compensation committee approved a bonus opportunity of $150,000 for the calendar year ended December 31, 2019 that would be payable to Dr. Hayward under the same terms as described in the preceding paragraph. The Company’s revenue during the calendar year ended December 31, 2019 did not exceed the applicable revenue targets and no amount of such bonus opportunity will be payable to Dr. Hayward. Effective December 11, 2019, the compensation committee approved a bonus opportunity of $200,000 for the calendar year ended December 31, 2020 that would be payable to Dr. Hayward under the same terms as described in the preceding paragraph.

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the fiscal years ended September 30, 2019 and 2018.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
James A. Hayward	2019	232,692	—	—	—	16,615	249,307
Chairman, President and CEO	2018	250,000	—	—	213,327	18,000	481,327

Beth M. Jantzen	2019	221,538	—	—	—	—	221,538
CFO	2018	221,538	—	—	85,330	—	306,868

Judith Murrah	2019	221,538	—		—	—	221,538
CIO	2018	240,000	—		127,996	—	367,996

(1)	Represents the grant date fair value calculated in accordance with FASB ASC Topic 718, or ASC 718, based on the Black Scholes value of the options on the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on December 12, 2019 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Equity Based Compensation.”

(2)	Represents reimbursement payments to Dr. Hayward for costs associated with an automobile used by Dr. Hayward.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2019 held by the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
James A. Hayward	4,166	(1)	—		144.00	6/30/2020
	16,666	(2)	—		140.40	7/11/2021
	20,833	(9)	—		232.80	10/17/2023
	4,375	(10)	—		114.40	12/21/2024
	937		313	(3)	119.60	12/21/2025
	3,750	(4)	—		82.00	12/20/2026
	6,250	(11)	—		47.60	08/29/2028
Beth M. Jantzen	104	(6)	—		205.20	10/14/2023
	104	(6)	—		278.40	11/28/2023
	104	(7)	—		326.40	12/09/2023
	1,000	(10)	—		114.40	12/21/2024
	750	(5)	—		138.00	2/14/2025
	937		313	(3)	119.60	12/21/2025
	1,500	(4)	—		82.00	12/20/2026
	2,500	(11)	—		47.60	08/29/2028
Judith Murrah	833	(8)	—		280.80	12/01/2023
	1,875	(10)	—		114.40	12/21/2024
	104	(7)	—		326.40	12/09/2023
	937		313	(3)	119.60	12/21/2025
	1,500	(4)	—		82.00	12/20/2026
	3,750	(11)	—		47.60	08/29/2028

(1)	On June 30, 2015, these options were canceled and replaced with new options with a term of an additional five years. The combined term of these options is a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the per-share exercise price of the options at the time of such extension.

(2)	On July 11, 2018, these options were canceled and replaced with new options with a term of an additional three years. The combined term of these options is a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the per-share exercise price of the options at the time of such extension.

(3)	These options were eligible to vest and become exercisable in equal installments on each of the first four anniversaries of the December 21, 2015 date of grant.

(4)	These options were immediately vested and exercisable upon the December 20, 2016 date of grant.

(5)	These options were eligible to vest and become exercisable in equal installments on each of the first four anniversaries of the February 14, 2015 date of grant.

(6)	On October 31, 2018 and November 29, 2018, these options were canceled and replaced with new options with terms of an additional five years. The combined terms of these options are a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the per-share exercise price of the options at the time of such extension.

(7)	On December 10, 2018, these options were canceled and replaced with new options with a term of an additional five years. The combined terms of these options are a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the per-share exercise price of the options at the time of such extension.

(8)	On December 1, 2018, these options were canceled and replaced with new options with a term of an additional five years. The combined term of these options is a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. The price of our common stock was below the per-share exercise price of the options at the time of such extension.

(9)	On October 17, 2018, these options were canceled and replaced with new options with terms of an additional five years. The combined terms of these options are a total of 10 years for consistency with our current compensation practices, in which employee stock options are generally granted for a term of 10 years. These price of our common stock was below the per-share exercise price of the options at the time of such extension.

(10)	These options were immediately vested and exercisable upon the December 22, 2014 date of grant.

(11)	These options were immediately vested and exercisable upon the August 29, 2018 date of grant.

Option Exercises and Stock Vested

During the fiscal year ended September 30, 2019, none of our named executive officers exercised options or acquired shares upon vesting of stock awards.

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

Employment Agreement with Dr. James A. Hayward

The following is a discussion of our employment agreement with Dr. Hayward as of September 30, 2019 and, where indicated, compensation actions prior to such date.

On July 28, 2016, an employment agreement was entered into with Dr. Hayward, effective July 1, 2016. The employment agreement provides that Dr. Hayward will be the Company’s CEO and will continue to serve on the Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2019, the employment agreement renewed for an additional year. Under the employment agreement, Dr. Hayward will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million, provided Dr. Hayward is still employed by the Company on such date(s). Pursuant to the employment agreement, Dr. Hayward’s initial annual salary was $400,000 and the Company will pay or reimburse Dr. Hayward in an amount of up to $1,500 per month for costs associated with an automobile used by Dr. Hayward. Due to previous voluntary reductions of Dr. Hayward’s annual salary, Dr. Hayward’s base salary for the majority of the 2019 fiscal year was $250,000. However, as of September 4, 2019, Dr. Hayward voluntarily reduced his salary to $50,000, which was subsequently increased to $150,000 in December 2019.

The Board of Directors, acting in its discretion, may grant annual bonuses to Dr. Hayward. Dr. Hayward will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

The agreement with Dr. Hayward also provides that if he is terminated by the Company without cause or if Dr. Hayward terminates his employment for good reason, then, in addition to earned and unpaid salary, bonus and benefits, and subject to the delivery of a general release and continuing compliance with restrictive covenants, Dr. Hayward will be entitled to receive a pro rata portion (based on the number of days elapsed from the beginning of the Company’s fiscal year) of the greater of (X) the annual bonus he would have received if employment had continued through the end of the year of termination or (Y) the prior year’s bonus; installment payments for two years following termination in an aggregate amount equal to the greater of (i) 2.99 times Dr. Hayward’s base salary or (ii) two times the sum of (A) Dr. Hayward’s base salary and (B) Dr. Hayward’s prior year’s bonus (or, if greater, Dr. Hayward’s target bonus for the year of termination); Company-paid COBRA continuation coverage for 18 months post-termination; continuing life insurance benefits (if any) for two years; and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term).

If termination of employment as described above occurs within six months before or two years after a change in control of the Company, then, in addition to the above payments and benefits, Dr. Hayward will receive a lump sum payment of the amounts that would otherwise be paid as installment payments. In general, a change in control will include a 30% or more change in ownership of the Company. Further, all of Dr. Hayward’s outstanding options and other equity incentive awards will become fully vested upon the occurrence of a change in control of the Company (whether or not his employment is terminated in connection with such change in control).

Upon termination due to death or disability, Dr. Hayward will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause (as described in the preceding paragraph), other than the installment payments.

Effective March 15, 2018, the compensation committee, approved the Revenue Bonus in an amount equal to $121,125 that would be payable to Dr. Hayward when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year, provided that Dr. Hayward is still employed by the Company on such date. Effective May 2, 2018, the compensation committee of the Board of Directors, increased the amount of the Revenue Bonus to $403,623. Effective December 27, 2018, the compensation committee approved a bonus opportunity of $150,000 for the calendar year ended December 31, 2019 that would be payable to Dr. Hayward under the same terms as described above. The Company’s revenue during the calendar year ended December 31, 2019 did not exceed the applicable revenue targets and no amount of such bonus opportunity will be payable to Dr. Hayward. Effective December 11, 2019, the compensation committee approved a bonus opportunity of $200,000 for the calendar year ended December 31, 2020 that would be payable to Dr. Hayward under the same terms as described above.

Potential Payments upon Termination of Employment or a Change of Control

There is a change-in-control provision included in Dr. Hayward’s employment agreement, and we are obligated to pay severance or other enhanced benefits to him upon termination of his employment. For additional information, see “Employment Agreement with Dr. James A. Hayward” above.

If Dr. Hayward’s employment were terminated on September 30, 2019 by us without “cause” or by Dr. Hayward for “good reason” (in either case, other than in connection with a change in control), he would have been entitled to a base salary component of $750,000 (three times his annual base salary) paid in equal installments over 2 years, extended exercisability of his outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term) and Company-paid COBRA continuation coverage for 18 months post-termination.

In context of a “change in control” of the Company had it occurred on September 30, 2019, and within six months before or two years after such change in control and Dr. Hayward’s employment were terminated by us without “cause” or by Dr. Hayward for “good reason”, he would have been entitled to an estimated lump sum payment of $750,000 (three times his annual base salary) and other benefits set forth in the preceding paragraph. In addition to the above payments and benefits, all of Dr. Hayward’s outstanding options and other equity incentive awards would have become fully vested.

If a “change in control” of the Company occurred on September 30, 2019 and Dr. Hayward’s employment was not terminated, then all of Dr. Hayward’s outstanding options and other equity incentive awards would have become fully vested.

Director Compensation: Fiscal 2019

During the fiscal year ended September 30, 2019, we did not provide any cash compensation to our non-employee directors for their service on our Board of Directors. On December 14, 2015, the Board of Directors approved the recommendation from the compensation committee that each of the non-employee directors shall annually receive, for as long as they are a member of the Board of Directors, a stock option with a 10-year term to purchase a number of shares of common stock having a fair value of $75,000 as determined using the Black Scholes value, or as determined by the compensation committee, eligible to vest in full on the first anniversary of the date of grant, subject to continued board membership through such date. Our Board of Directors, upon recommendation from the compensation committee, may also grant additional stock options to purchase shares of our common stock to certain non-employee directors from time to time.

On November 7, 2019, Mr. Ryan resigned from his position as a director of the Board of Directors and Scott L. Anchin was appointed as a director of the Board of Directors on the same date. In connection with Mr. Anchin’s appointment to the Board of Directors, we entered into a consulting agreement on December 12, 2019 with Meadow Hill Place, LLC (“Meadow Hill”), a wholly-owned company of Mr. Anchin’s, whereby Meadow Hill will provide certain advisory services to us. The initial term of the agreement will continue through June 12, 2020 and may be renewed by us at our option for an additional six months through December 12, 2020. The agreement provides for compensation in the form of both cash and equity. Meadow Hill will be eligible to receive $25,000 for the first month of the term, $20,000 for each of the second through sixth months of the term, and if we choose to renew the term, $12,500 for each month during the renewal term. In addition, in satisfaction of the equity compensation portion of the agreement, (i) we granted an option to purchase 20,834 shares of our common stock to Mr. Anchin on December 12, 2019 at an exercise price equal to $4.26 per share, which is eligible to vest on June 12, 2020, subject to Meadow Hill providing services to us through such date, and (ii) we granted an option to purchase 20,786 shares of our common stock to Mr. Anchin on January 2, 2020 at an exercise price equal to $4.43 per share, of which 9,121 are eligible to vest on July 2, 2020 and 11,665 are eligible to vest on December 12, 2020, in each case subject to Meadow Hill providing services to us through the applicable date.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)
Sanford R. Simon (2)	—	—	85,000	—	85,000
Yacov A. Shamash (2)	—	—	85,000	—	85,000
John Bitzer, III (1)	—	—	75,000	—	75,000
Joseph D. Ceccoli(2)	—	—	85,000	—	85,000
Charles S. Ryan (1)	—	—	75,000	—	75,000
Robert C. Catell(2)	—	—	85,000	—	85,000
Elizabeth M. Schmalz Ferguson(2)	—	—	85,000	—	85,000

(1)	An option to purchase 4,386 shares of our common stock was granted to each of Messrs. Bitzer and Ryan on May 17, 2019 at an exercise price of $22.40 per share.

(2)	An option to purchase 4,970 shares of our common stock was granted to each of Messrs. Catell, Ceccoli, Simon and Shamash and Ms. Schmalz Ferguson on May 17, 2019, at an exercise price of $22.40 per share.

(3)	The amounts represent the grant date fair value calculated in accordance with ASC 718 based on the Black Scholes value of the options on the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for the fiscal year ended September 30, 2019 filed with the SEC on December 12, 2019 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Equity Based Compensation.” As of September 30, 2019, Messrs. Simon, Shamash, Bitzer, Ceccoli, Catell, and Ryan and Ms. Schmalz Ferguson had total outstanding option awards (including warrants) of 10,203, 11,415, 9,715, 9,669, 8,791, 9,715, and 7,767 shares of our common stock, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2019 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders
Applied DNA Sciences, Inc.2005 Incentive Stock Plan, as amended	199,395	$99.68	139,169
Equity compensation plans not approved by security holders	—	—	—
TOTAL	199,395	$99.68	139,169

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of January 24, 2020, (i) by each person who is known to us to beneficially own 5% or more of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors and (iii) by all executive officers and directors as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 50 Health Sciences Drive, Stony Brook, New York 11790.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Owned (1)		Percentage of Class (2)
Executive Officers and Directors:

James A. Hayward	Common Stock	191,479	(3)	5.40%

Yacov A. Shamash	Common Stock	8,030	(4)(17)	*

John Bitzer, III	Common Stock	40,565	(5)(6)	1.16%

Robert C. Catell	Common Stock	5,761	(10)	*

Joseph D. Ceccoli	Common Stock	5,267	(7)	*

Beth M. Jantzen	Common Stock	7,385	(11)	*

Judith Murrah	Common Stock	11,860	(12)	*

Scott L. Anchin	Common Stock	250		*

Sanford R. Simon	Common Stock	5,305	(8)	*

Elizabeth Schmalz Ferguson	Common Stock	3,573	(13)	*

All directors and officers as a group (10 persons)	Common Stock	279,475	(9)	5.08%

5% Stockholder:
William W. Montgomery	Common Stock	300,000	(14)	6.46%

Empery Asset Management LP	Common Stock	1,105,353	(15)	25.46%

*	indicates less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options”).

(2)	Based upon 3,485,399 shares of common stock outstanding as of January 24, 2020. Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are beneficially held by such person (but not those held by any other person) have been exercised and converted.

(3)	Includes 57,293 shares underlying currently exercisable options and warrants.

(4)	Includes 6,445 shares underlying currently exercisable options and warrants.

(5)	Includes 5,330 shares underlying currently exercisable options and warrants.

(6)	Includes 34,563 shares of common stock owned by Delabarta, a wholly-owned subsidiary of ABARTA. Mr. Bitzer is the former President and a member of the board of directors of each of Delabarta and ABARTA. Mr. Bitzer disclaims beneficial ownership of the shares held by Delabarta except to the extent of his pecuniary interest therein.

(7)	Includes 4,698 shares underlying currently exercisable options.

(8)	Includes 5,233 shares underlying currently exercisable options.

(9)	Includes 102,243 shares underlying currently exercisable options and warrants.

(10)	Includes 3,821 shares underlying currently exercisable options.

(11)	Includes 7,313 shares underlying currently exercisable options.

(12)	Includes 9,313 shares underlying currently exercisable options.

(13)	Includes 2,797 shares underlying currently exercisable options.

(14)	This information is based on a Form 4 filed with the SEC on December 11, 2019 by William W. Montgomery. William W. Montgomery reported sole voting and sole dispositive power of 225,000 shares of common stock. This total also includes 75,000 shares underlying currently exercisable warrants. The address of William W. Montgomery is 34211 Seavey Loop Road, Eugene, Oregon 97405.

(15)	This information is based solely on a Schedule 13 G filed with the SEC on November 15, 2019 by Empery Asset Management, LP (“Empery”). Empery reported indirect beneficial ownership and shared voting and shared dispositive power of 250,000 shares of common stock, as well as 855,353 shares of common stock issuable upon the exercise of warrants. The address of Empery is 1 Rockefeller Plaza, Suite 1205, New York, NY 10020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Delabarta / John Bitzer, III

John Bitzer, III, one of our directors, is President and Chief Executive Officer of ABARTA, a private, third- and fourth-generation family holding-company, which owns Delabarta. On June 23, 2014, Delabarta purchased 185 shares of our common stock at a purchase price of  $274.80 per share for gross proceeds of $50,000 in a private placement transaction. Delabarta also received 185 warrants to purchase shares of our common stock as part of this private placement transaction. In connection with the investment in our Company by Delabarta during July 2011, we agreed to use best efforts to nominate its designee, Mr. Bitzer, to the board of directors and elect Mr. Bitzer as a director within 30 days of the closing and to nominate and include Mr. Bitzer on the slate of nominees for the board of directors for election by stockholders at the annual meetings of stockholders for so long as Delabarta owns at least 2% of the outstanding shares of our common stock. As of January 27, 2020, Delabarta owned 1.6% of the outstanding shares of common stock of the Company.

Other Relationships

June 2017 Private Placement

On June 28, 2017, our officers and directors purchased approximately $545,000 of our common stock as part of a private placement in the dollar amounts listed below:

Name	Amount ($)
James A. Hayward, Chief Executive Officer, President and Chairman of the Board of Directors	250,000
Yacov A. Shamash, Director	25,000
Delabarta, Affiliate of Director Mr. Bitzer	100,000
Robert B. Catell, Director	50,000
Joseph D. Ceccoli, Director	40,000
Beth M. Jantzen, Chief Financial Officer	5,000
Judith Murrah, Chief Information Officer	25,000
Charles S. Ryan, Director	25,000
Sanford R. Simon, Director	5,000
Elizabeth Schmalz Ferguson, Director	20,000

The Company Notes

On August 31, 2018, we entered into a securities purchase agreement pursuant to which we issued and sold an aggregate of  $1.65 million in principal amount of August 2018 Notes to certain investors, including Delabarta and William Montgomery, who subsequently became a 5% or greater stockholder, and certain of our officers and directors, in the dollar amounts listed below. Subsequent to the year ended September 30, 2019, we repaid the amounts remaining outstanding on the August 2018 Notes. As of December 31, 2019, the August 2018 Notes have been repaid in full.

Name	Amount ($)
James A. Hayward Chief Executive Officer, President and Chairman of the Board of Directors	1,000,000
Yacov A. Shamash, Director	25,000
Delabarta, Affiliate of Director Mr. Bitzer	100,000
Robert B. Catell, Director	25,000
William Montgomery, 5% or greater stockholder	200,000
Judith Murrah, Chief Information Officer	25,000
Elizabeth Schmalz Ferguson, Director	10,000

On November 29, 2018, we entered into a securities purchase agreement, pursuant to which we issued and sold an aggregate of  $550,000 in principal amount of November 2018 Notes. Dr. Hayward, our chairman, president and chief executive officer, purchased $500,000 in principal amount of the November 2018 Notes. Subsequent to the year ended September 30, 2019, we repaid the amounts remaining outstanding on the August 2018 Notes. As of December 31, 2019, the August 2018 Notes have been repaid in full.

During September 2019, certain holders of Company Notes, including our chief executive officer, president and chairman of the board of directors, the chief information officer, certain board members and William Montgomery, a 5% or greater stockholder, converted an aggregate of $1,994,171 of Company Notes, in the dollar amounts listed below, into 4,115,729 shares of our common stock, which represented more than 95% of the Existing Notes.

Name	Amount ($)
James A. Hayward Chief Executive Officer, President and Chairman of the Board of Directors	1,585,313
Judith Murrah, Chief Information Officer	26,549
Robert B. Catell, Director	26,549
Elizabeth Schmalz Ferguson, Director	10,620
Yacov A. Shamash, Director	26,549
Delabarta, Affiliate of Director Mr. Bitzer	106,197
William Montgomery, a 5% or greater stockholder	212,394

August 2019 Private Placement

On August 22, 2019, we issued and sold 38,704 shares of common stock at a price of $10.80 per share for total gross proceeds of $418,000 to a group of accredited investors, including our chief executive officer, president and chairman of the board of directors, our chief information officer, and William Montgomery, a 5% or greater stockholder, in the dollar amounts listed below.

Name	Amount ($)
James A. Hayward Chief Executive Officer, President and Chairman of the Board of Directors	100,000
Judith Murrah, Chief Information Officer	10,000
William Montgomery, a 5% or greater stockholder	108,000

November 2019 Consultant Engagement

In connection to Mr. Anchin’s appointment to the Board of Directors, we entered into a consulting agreement on December 12, 2019 with Meadow Hill Place, LLC (“Meadow Hill”), a wholly-owned company of Mr. Anchin’s, whereby Meadow Hill will provide certain advisory services, such as services relating to the Company’s business strategy as well as the Company’s capital allocation, operating budget, and cash management. The initial term of the agreement will continue through June 12, 2020 and may be renewed by us at our option for an additional six months through December 12, 2020. The agreement provides for compensation in the form of both cash and equity. Meadow Hill will be eligible to receive $25,000 for the first month of the term, $20,000 for each of the second through sixth months of the term, and if we choose to renew the term, $12,500 for each month during the renewal term. In addition, in satisfaction of the equity compensation portion of the agreement, (i) we granted an option to purchase 20,834 shares of our common stock to Mr. Anchin on December 12, 2019 at an exercise price equal to $4.26 per share, which is eligible to vest on June 12, 2020, subject to Meadow Hill providing services to us through such date, and (ii) we granted an option to purchase 20,786 shares of our common stock to Mr. Anchin on January 2, 2020 at an exercise price equal to $4.43 per share, of which 9,121 are eligible to vest on July 2, 2020 and 11,665 are eligible to vest on December 12, 2020, in each case subject to Meadow Hill providing services to us through the applicable date.

Director Independence

The Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2019, each of our directors other than Dr. Hayward and Mr. Anchin—consisting of John Bitzer, III, Robert B. Catell, Joseph D. Ceccoli, Charles S. Ryan, Yacov A. Shamash, Sanford R. Simon, and Elizabeth M. Schmalz Ferguson —are and were “independent” as defined by the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), constituting a majority of independent directors on our Board of Directors as required by the rules of Nasdaq. The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The following table sets forth fees billed to us by our current independent auditors during the fiscal years ended September 30, 2019 and 2018 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Marcum LLP
		Fiscal year ended September 30, 2019	Fiscal year ended September 30, 2018
(i)	Audit Fees	$251,835	$192,955
(ii)	Audit Related Fees		—
(iii)	Tax Fees	17,000	29,244
(iv)	All Other Fees	—	—
Total Fees		$268,835	$222,199

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed	Filed with this Form 10-K/A
3.1	Certificate of Incorporation	8-K	3.1	002-90539	1/16/2009
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.1	002-90539	6/30/2010
3.3	Second Certificate of Amendment of Certificate of Incorporation	8-K	3.1	002-90539	1/30/2012
3.4	Third Certificate of Amendment of Certificate of Incorporation	8-K	3.1	002-90539	10/29/2014
3.5	Fourth Certificate of Amendment of Certificate of Incorporation	8-K	3.1	001-36745	10/31/2019
3.6	Form of Certificate of Designations of the Series A Convertible Preferred Stock	8-K	3.1	002-90539	11/29/2012
3.7	Form of Certificate of Designations of the Series B Convertible Preferred Stock	8-K	3.1	002-90539	7/22/2013
3.8	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Form of Underwriter’s Warrant to be issued to Maxim Group LLC	S-1/A	10.26	333-199121	10/30/2014
4.2	Form of Senior Indenture, to be entered into between Applied DNA Sciences, Inc. and the Trustee designated therein	S-3	4.1	333-202432	3/2/2015
4.3	Form of Subordinated Indenture, to be entered into between Applied DNA Sciences, Inc. and the Trustee designated therein	S-3	4.3	333-202432	3/2/2015
4.4	Form of Underwriter’s Warrant	8-K	4.1	001-36745	3/27/2015
4.5	Form of Purchase Warrant	8-K	4.1	001-36745	11/23/2015
4.6	Form of Placement Agent Warrant issued to Maxim Group LLC	8-K	4.2	001-36745	11/23/2015
4.7	Form of Placement Agent Warrant issued to Maxim Group LLC and Imperial Capital, LLC	8-K	4.1	001-36745	11/2/2016
4.8	Form of Purchase Warrant	8-K	4.1	001-36745	12/20/2017
10.1†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan and form of employee stock option agreement thereunder, as amended and restated as of January 21, 2015	10-K	10.1	001-36745	12/14/2015
10.2*	Joint Development and Marketing Agreement, dated April 18, 2007 by and between Applied DNA Sciences and International Imaging Materials, Inc.	8-K	10.1	002-90539	4/24/2007
10.3	Form of Subscription Agreement, dated July 15, 2011, by and among Applied DNA Sciences, Inc. and the investors named on the signature pages thereto	10-K	10.28	002-90539	12/9/2011
10.4†	Employment Agreement, dated July 1, 2017, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	8/2/2016
10.5*	Exclusive Sales Agreement dated November 1, 2011 by and between Applied DNA Sciences, Inc. and Nissha Printing Co., Ltd.	10-Q	10.1	002-90539	2/14/2012
10.6	Software Distribution Agreement, dated as of January 25, 2012, by and between Applied DNA Sciences, Inc. and DivineRune, Inc.	10-Q	10.1	002-90539	5/15/2012

10.7	Form of Subscription Agreement dated June 21, 2012, by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereto	10-K	10.37	002-90539	12/20/2012
10.8†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012
10.9	Asset Purchase Agreement dated May 10, 2013, between Applied DNA Sciences, Inc. and RedWeb Technologies Limited	10-Q	10.1	002-90539	8/13/2013
10.10	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	8/13/2013
10.11*	Term sheet for Mutual Cooperation with Borealis AG dated March 31, 2014	8-K/A	10.1	002-90539	7/22/2014
10.12	Form of Subscription Agreement dated June 3, 2014	8-K	10.1	002-90539	6/6/2014
10.13	Form of Warrant dated June 3, 2014	8-K	10.2	002-90539	6/6/2014
10.14	Form of Award/Contract issued by U.S. Missile Defense Agency dated July 14, 2014	8-K	10.1	002-90539	7/18/2014
10.15	Form of Award/Contract awarded by Office of Secretary of Defense on behalf of Defense Logistics Agency dated August 28, 2014	8-K/A	10.1	002-90539	9/8/2014
10.16	Underwriting agreement between Applied DNA Sciences, Inc. and Maxim Group LLC dated November 17, 2014	S-1/A	1.1	333-199121	11/12/2014
10.17	Form of Warrant Agreement between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	S-1/A	10.25	002-90539	11/12/2014
10.18	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.19	Underwriting Agreement dated March 27, 2015, between Applied DNA Sciences, Inc. and Maxim Group LLC, as representative of the underwriters named on Schedule A thereto.	8-K	1.1	001-36745	3/27/2015
10.20**	Asset Purchase Agreement dated September 11, 2015 between Applied DNA Sciences, Inc. and Vandalia Research, Inc.	8-K	2.1	001-36745	9/17/2015
10.21	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated November 23, 2015	8-K/A	10.1	001-36745	11/23/2015
10.22	Form of Securities Purchase Agreement	8-K/A	10.2	001-36745	11/23/2015
10.23	Placement Agency Agreement between Maxim Group LLC, Imperial Capital, LLC and Applied DNA Sciences, Inc. dated November 2, 2016	8-K	10.1	001-36745	11/2/2016
10.24	Securities Purchase Agreement dated November 2, 2016	8-K	10.2	001-36745	11/2/2016
10.25	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.26	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.4	001-36745	11/2/2016

10.27	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	8/10/2017
10.28	Securities Purchase Agreement dated as of December 20, 2017, by and between Applied DNA Sciences, Inc. and the Purchasers named therein.	8-K	10.2	001-36745	12/20/2017
10.29	Form of Subscription Agreement	8-K	10.1	001-36745	6/28/2017
10.30	Form of Convertible Note	8-K	10.1	001-36745	12/6/2018
10.31	Registration Rights Agreement, dated November 29, 2018	8-K	10.2	001-36745	12/6/2018
10.32	Securities Purchase Agreement, dated November 29, 2018	8-K	10.3	001-36745	12/6/2018
10.33	Form of Convertible Note	8-K/A	10.1	001-36745	12/10/2018
10.34	Registration Rights Agreement, dated August 31, 2018	8-K/A	10.2	001-36745	12/10/2018
10.35	Securities Purchase Agreement, dated August 31, 2018	8-K/A	10.3	001-36745	12/10/2018
10.36	Collateral Agency Agreement dated October 19, 2018	10-K	10.39	001-36745	12/18/2018
10.37	Security Agreement dated October 19, 2018	10-K	10.40	001-36745	12/18/2018
10.38	First Amendment to Security Agreement dated November 26, 2018	10-K	10.41	001-36745	12/18/2018
10.39	Guaranty and Security Agreement dated October 19, 2018	10-K	10.42	001-36745	12/18/2018
10.40	Intellectual Property Security Agreement dated October 19, 2018	10-K	10.43	001-36745	12/18/2018
10.41	Intellectual Property Security Agreement dated October 19, 2018	10-K	10.44	001-36745	12/18/2018
10.42	Securities Purchase Agreement, dated August 31, 2018	10-K	10.45	001-36745	12/18/2018
10.43	Underwriting Agreement entered into by and between Applied DNA Sciences, Inc. and Maxim Group LLC, as sole underwriter, dated December 21, 2018	8-K	1.1	001-36745	12/21/2019
10.44	Form of Common Stock Purchase Warrant	8-K	4.1	001-36745	12/21/2019
10.45	First Amendment to Intellectual Property Security Agreement, Dated February 26, 2019, between the Company and Delaware Trust Company as collateral agent for the benefit of the investors listed thereto	10-Q	10.8	001-36745	5/9/2019
10.46	First Amendment to Intellectual Property Security Agreement, dated February 26, 2019, between APDN (B.V.I.), Inc. and Delaware Trust Company as collateral agent for the benefit of the investors listed thereto.	10-Q	10.9	001-36745	5/9/2019
10.47	Second Amendment to Intellectual Property Security Agreement, dated July 19, 2019 by the Company in favor of Delaware Trust Company as collateral agent for the secured parties defined therein.	10-Q	10.8	001-36745	8/13/2019
10.48	Second Amendment to Intellectual Property Security Agreement, dated July 19, 2019 by APDN (B.V.I.) Inc. in favor of Delaware Trust Company as collateral agent for the secured parties defined therein.	10-Q	10.9	001-36745	8/13/2019
10.49+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.50	Omnibus Amendment Agreement, dated February 26, 2019, among the Company, APDN (B.V.I.), Inc., and Delaware Trust Company as collateral agent for the benefit of the buyers listed on Schedule I thereto.	10-Q	10.7	001-36745	5/9/2019

10.51	Form of Secured Convertible Note	8-K	10.1	001-36745	7/17/2019
10.52	Registration Rights Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.2	001-36745	7/17/2019
10.53	Securities Purchase Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.3	001-36745	7/17/2019
10.54	Amendment to Secured Convertible Notes, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investors named on the signature page thereof.	8-K	10.4	001-36745	7/17/2019
10.55	Omnibus Amendment Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the parties named on the signature page thereof.	8-K	10.5	001-36745	7/17/2019
10.56	Second Omnibus Amendment Agreement, dated July 19, 2019 by and among the Company, APDN (B.V.I.) Inc., and Delaware Trust Company, as collateral agent for the benefit of the buyers listed on Schedule I thereto.	10-Q	10.7	001-36745	8/13/2019
10.57	Asset Purchase Agreement, dated July 29, 2019 by and between LineaRX, Inc. and Vitatex Inc.	8-K	10.1	001-36745	8/12/2019
10.58	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc., dated August 22, 2019.	8-K	10.1	001-36745	8/26/2019
21.1	Subsidiaries of Applied DNA Sciences, Inc.	S-1/A	21.1	333-199121	10/30/2014
23.1	Consent of Marcum LLP	10-K	23.1	001-36745	12/12/2019
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

Date: January 27, 2020

APPLIED DNA SCIENCES, INC.

/s/ James A. Hayward

James A. Hayward

President and Chief Executive Officer

