Form 10-Q
period 2019-12-31
APPLIED DNA SCIENCES INC
filed 2020-02-06
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

☐   Yes    ☒    No

On February 3, 2020, the registrant had 3,485,399 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2019

Part I - Financial Information

Item 1 – Financial Statements

	December 31, 2019	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,662,853	$558,988
Accounts receivable, net of allowance of $4,500 at December 31, 2019 and September 30, 2019, respectively	273,969	839,951
Inventories	82,683	142,629
Prepaid expenses and other current assets	618,077	604,740
Total current assets	9,637,582	2,146,308
	-
Property and equipment, net	184,101	226,221

Other assets:
Deferred offering costs	-	109,698
Deposits	62,350	62,351
Goodwill	285,386	285,386

Intangible assets, net	702,412	734,771
Total Assets	$10,871,831	$3,564,735

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,053,554	$1,616,997
Deferred revenue	455,051	628,993
Total current liabilities	1,508,605	2,245,990

Long term accrued liabilities	659,692	621,970

Secured convertible notes payable, net of debt issuance costs	1,479,254	1,442,497
Secured convertible notes payable, recorded at fair value	-	102,777
Total liabilities	3,647,551	4,413,234

Commitments and contingencies

Applied DNA Sciences, Inc. Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	-	-
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	-	-
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	-	-

Common stock, par value $0.001 per share; 500,000,000 shares authorized; 3,485,399 and 1,200,399 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	3,485	1,200
Additional paid in capital	266,699,007	255,962,930
Accumulated deficit	(259,471,142)	(256,805,589)
Applied DNA Sciences, Inc. stockholders’ equity (deficit):	7,231,350	(841,459)
Noncontrolling interest	(7,070)	(7,040)
Total equity (deficit)	7,224,280	(848,499)

Total liabilities and (deficit) equity	$10,871,831	$3,564,735

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenues:

Product	$237,870	$321,875
Service	395,649	562,447
Total revenues	633,519	884,322

Cost of revenues	232,031	153,485

Operating expenses:
Selling, general and administrative	2,373,413	3,082,380
Research and development	564,426	709,564
Depreciation and amortization	75,067	135,052

Total operating expenses	3,012,906	3,926,996

LOSS FROM OPERATIONS	(2,611,418)	(3,196,159)

Other (expense) income:

Interest (expense) income, net (including related party of $23,470 for the three month period ended December 31, 2018)	(29,091)	(31,611)
Other expense, net	(22,232)	(6,550)

Loss before provision for income taxes	(2,662,741)	(3,234,320)

Provision for income taxes	-	-

NET LOSS	(2,662,741)	(3,234,320)
Less: Net loss attributable to noncontrolling interest	30	-
NET LOSS attributable to Applied DNA Sciences, Inc.	(2,662,711)	(3,234,320)
Deemed dividend related to warrant modifications	(2,842)	-
NET LOSS applicable to common stockholders	(2,665,553)	(3,234,320)

Net loss per share applicable to common stockholders-basic and diluted	$(1.12)	$(4.25)

Weighted average shares outstanding-basic and diluted	2,380,564	761,769

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Month Period Ended December 31, 2019
	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, October 1, 2019	1,200,399	$1,200	$255,962,930	$(256,805,589)	$(7,040)	$(848,499)
Common stock issued in public offering, net of offering costs	2,285,000	2,285	10,527,745	-	-	$10,530,030
Deemed dividend - warrant repricing	-	-	2,842	(2,842)	-	$-
Stock based compensation expense	-	-	205,490	-	-	$205,490
Net Loss	-	-	-	(2,662,711)	(30)	$(2,662,741)
Balance, December 31, 2019	3,485,399	$3,485	$266,699,007	$(259,471,142)	$(7,070)	$7,224,280

	For the Three Month Period Ended December 31, 2018
	Common Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Balance, October 1, 2018	752,802	$753	$249,119,833	$(248,366,083)	$-	$754,503
Common stock issued in public offering, net of offering costs	137,500	137	2,262,234	-	-	2,262,371
Impact of adoption of new accounting pronouncements included in accumulated deficit	-	-	-	493,223	-	493,223
Stock based compensation expense	-	-	490,244	-	-	490,244
Net Loss	-	-	-	(3,234,320)	-	(3,234,320)
Balance, December 31, 2018	890,302	$890	$251,872,311	$(251,107,180)	$-	$766,021

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,662,741)	$(3,234,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,067	135,052
Stock-based compensation expense	205,490	490,244
Amortization of debt issuance costs	6,157	4,492
Provision for bad debts	-	(8,633)
Change in operating assets and liabilities:
Accounts receivable	565,982	879,807
Inventories	59,946	(3,920)
Prepaid expenses and other current assets and deposits	(13,337)	6,314
Accounts payable and accrued liabilities	(793,895)	198,713
Deferred revenue	(173,942)	18,583

Net cash used in operating activities	(2,731,273)	(1,513,668)

Cash flows from investing activities:
Purchase of property and equipment	-	(52,051)
Net cash used in investing activities	-	(52,051)

Cash flows from financing activities:

Net proceeds from secured convertible promissory notes, related parties	-	550,000
Repayment of secured convertible promissory notes	(107,802)	-
Net proceeds from sale of common stock and warrants	10,942,940	2,493,999

Net cash provided by financing activities	10,835,138	3,043,999

Net increase in cash and cash equivalents	8,103,865	1,478,280
Cash and cash equivalents at beginning of period	558,988	1,659,564
Cash and cash equivalents at end of period	$8,662,853	$3,137,844

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Interest paid in kind	$35,625	$—
Deemed dividend-warrant repricing	$2,842	$—
Impact of adoption of new accounting pronouncements included in accumulated deficit	$—	$493,223
Deferred offering costs reclassified to additional paid in capital	$109,698	$—
Public offering costs incurred, and included in accounts payable	$303,212	$231,520

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES

General

The accompanying condensed consolidated financial statements as of December 31, 2019 and for the three month periods ended December 31, 2019 and 2018 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2019 and footnotes thereto included in the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) filed with the SEC on December 12, 2019, as amended.

The condensed consolidated balance sheet as of September 30, 2019 contained herein has been derived from the audited consolidated financial statements as of September 30, 2019 but does not include all disclosures required by GAAP.

Business and Basis of Presentation

The Company is principally devoted to developing and marketing linear DNA technology solutions in the United States, Europe and Asia. These solutions are used in, among other things, supply chain security, brand protection, law enforcement and drug and biologic applications. To date, the Company has produced limited recurring revenues from its products and services and has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment and development of a biotechnology company.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, and Applied DNA Sciences India Private Limited, and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

On October 31, 2019, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-forty (1:40) reverse stock split of its common stock, par value $.001 per share (“Common Stock”), effective November 1, 2019. All warrant, option, share, and per share information in the condensed consolidated financial statements gives retroactive effect to a one-for-forty reverse stock split that was affected on November 1, 2019.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition, continued

The core principle of the revenue standard is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 applies a five-step model for revenue measurement and recognition and also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

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

Product Revenues and Authentication Services

The Company’s PCR-produced linear DNA products, including molecular taggants are manufactured in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company does not consider payment terms a performance obligation for customers with contractual terms that are one year or less and has elected the practical expedient. Nearly all of the Company’s sales contracts reflect market pricing at the time the contract is executed, or are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. The Company invoices customers upon shipment, and its collection terms range, on average from 30 to 60 days.

The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from these customer contracts may be seasonal and are recognized primarily during the first and fourth quarters of the Company’s fiscal year.

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

December 31, 2019

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	December 31, 2019	December 31, 2018
Research and development services (over-time)	$366,834	$473,178
Product and authentication services (point-in-time):
Supply chain	18,674	250,098
Asset marking	108,572	161,046
Large scale DNA production	139,439	-
Total	$633,519	$884,322

Contract balances

As of December 31, 2019, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

	Balance sheet classification	October 1, 2019	December 31, 2019	$ change
Contract liabilities	Deferred revenue	$628,993	$455,051	$173,942

For the three month period ended December 31, 2019, the Company recognized $244,484 of revenue that was included in Contract liabilities as of October 1, 2019.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include revenue recognition, recoverability of long-lived assets, including the values assigned to goodwill, intangible assets and property and equipment, fair value calculations for stock-based compensation and convertible promissory notes, contingencies, allowance for doubtful accounts and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

For the three month periods ended December 31, 2019 and 2018, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three month periods ended December 31, 2019 and 2018 are as follows:

	2019	2018
Warrants	2,692,798	462,713
Stock options	220,241	154,430
Secured convertible notes	70,963	101,852
	2,984,002	718,995

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation for employees, directors and nonemployees in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 740, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2019 included an aggregate of 27%, 22% and 10% from three customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended December 31, 2018 included an aggregate of 27%, 23%, 14% and 12% from four customers, respectively.

Five customers accounted for 70% of the Company’s accounts receivable at December 31, 2019 and one customer accounted for an aggregate of 77% of the Company’s accounts receivable at September 30, 2019.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE A — SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments, continued

As of December 31, 2019, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

Summary of Significant Valuation Techniques

Level 3 Measurements:

Secured convertible notes payable: For the Existing Notes (as defined in Note E), the Company has elected to record them at fair value. The fair value for the Existing Notes is estimated using the Monte Carlo simulation model. Significant observable and unobservable inputs include stock price, conversion price, annual risk free rate, term, likelihood of an event of default, and expected volatility. An increase or decrease in these inputs could significantly increase or decrease the fair value of the secured convertible notes payable. See Note E.

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company adopted Topic 842 as of October 1, 2019 utilizing the modified retrospective approach. The adoption of Topic 842 did not have a significant impact on its condensed consolidated financial statements, as the Company does not currently have any long-term lease obligations. The Company has elected the short-term lease measurement and recognition exemption as all of the Company’s leases are for twelve months or less.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 (unaudited)

NOTE B — LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $259,471,142 as of December 31, 2019. The Company incurred a net loss of $2,662,741 and generated negative operating cash flow of $2,731,273 for the three month period ended December 31, 2019. At December 31, 2019 the Company had cash and cash equivalents of $8,662,853 and working capital of $8,128,977.

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

As discussed in Note F, on November 15, 2019 the Company closed on an underwritten public offering of 2,285,000 shares of Common Stock and warrants to purchase up to an aggregate of 2,285,000 shares of Common Stock. Each share of Common Stock was sold together with one warrant to purchase one share of Common Stock at a combined effective price to the public of $5.25 per share and accompanying warrant. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, were approximately $12.0 million. After deducting underwriting discounts and commissions and other offering expenses, the total net proceeds were $10.5 million.

The Company may require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations until revenues are sufficient to cover its operating expenses. If revenues are not sufficient to cover the Company’s operating expenses, and if the Company is not successful in obtaining the necessary additional financing, the Company will most likely be forced to reduce operations.

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31, 2019	September 30, 2019
	(unaudited)
Raw materials	$69,418	$87,886
Finished goods	13,265	54,743
Total	$82,683	$142,629

 APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31, 2019	September 30, 2019
	(unaudited)
Accounts payable	$832,747	$1,152,103
Accrued salaries payable	114,511	319,260
Other accrued expenses	106,296	145,634
Total	$1,053,554	$1,616,997

NOTE E — SECURED CONVERTIBLE NOTES PAYABLE

During December 2019, the remaining outstanding balance of the secured convertible notes payable entered into during August and November 2018 (the “Existing Notes”), for a total of $107,802, was repaid by the Company.

During the three month period ended December 31, 2019, the Company reclassified $32,795 from accrued liabilities to senior secured notes payable to represent interest due to noteholders that was paid in kind and therefore increased the convertible note balance outstanding at December 31, 2019.

The Company incurred $64,608 of debt issuance costs based on the cost incurred to issue the secured convertible notes payable that were issued during July 2019 (the “July 2019 Notes”). As disclosed in Note F, the holder of the July 2019 Notes also participated in the November 15, 2019 underwritten public offering. During the three month periods ended December 31, 2019 and 2018 the Company amortized $6,157 and $4,492, respectively, of debt issuance costs resulting in unamortized debt issuance costs of $53,525 and the secured notes payable of $1,479,254 at December 31, 2019. The debt issuance cost will be amortized over the life of the July 2019 Notes. During the three month periods ended December 31, 2019 and 2018, the Company incurred $28,543 and $27,120 of interest expense, respectively. The effective interest rate for the three month periods ended December 31, 2019 and 2018 was 8.0% and 7.0%, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE F — CAPITAL STOCK

On October 31, 2019, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-forty (1:40) reverse stock split of its Common Stock effective November 1, 2019. All warrant, option, share, and per share information in the consolidated financial statements gives retroactive effect to the one-for-forty reverse stock split that was effected on November 1, 2019.

On November 15, 2019, the Company closed an underwritten public offering (the “Offering”) in which, pursuant to the Underwriting Agreement dated November 13, 2019 by and between the Company and Maxim Group LLC (“Maxim”), as Representative of the Underwriters, the Company issued and sold 2,285,000 shares of the Company’s Common Stock and 2,285,000 accompanying warrants each with the right to purchase one share of Common Stock at an exercise price of $5.25 per share (the “Common Warrants”). The shares of Common Stock and accompanying Common Warrants were sold at a combined offering price of $5.25 before underwriting discounts. The Common Stock and the Common Warrants are collectively referred to herein as the “Securities.” As part of the Offering, the Company granted Maxim a 45-day option to purchase an additional 342,750 shares of Common Stock and/or additional Common Warrants to purchase 342,750 shares of Common Stock (the “Option Warrants”, together with the Common Warrants, the “Warrants”) at the public offering price, less discounts and commissions, to cover any over-allotments made by the Underwriters in the sale and distribution of the Securities. The gross proceeds of the offering, before deducting Underwriter discounts and commissions and other offering expenses, were approximately $12.0 million.

After deducting underwriting discounts and commissions and other expenses related to the offering, the aggregate net proceeds were approximately $10.5 million.

On December 17, 2019, the Company closed on the Underwriters’ partial exercise of its over-allotment option for 342,750 Common Warrants for gross proceeds of $3,428.

The total number of Common Stock and Warrants issued under this offering, including the exercise of the over-allotment option was 2,285,000 and 2,627,750, respectively. The gross proceeds to us were approximately $12.0 million and net proceeds after deducting underwriting expenses and other estimated offering expenses was approximately $10.5 million.

Pursuant to the Warrant Agreement, each Common Warrant will be exercisable beginning on the date of issuance thereof and ending on November 15, 2024.

The Common Warrants include an adjustment provision that, subject to certain exceptions, reduces their exercise price if the Company issues Common Stock or Common Stock equivalents at a price lower than the then-current exercise price of the Common Warrants, subject to a minimum exercise price of $1.47 per share.

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

As a result of this financing, the exercise price of the 8,375 remaining warrants issued during December 2018 was reduced to an exercise price of $5.60 per share in accordance with the adjustment provision contained in the Warrant Agreement. The incremental change in fair value of these warrants as a result of the triggering event was $2,842.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE G —WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants (see Note F) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2019	263,592	$131.12
Granted	2,636,125	5.25
Exercised	-	-
Cancelled or expired	(206,919)	134.96
Balance at December 31, 2019	2,692,798	$7.60

NOTE H — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. During November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of December 31, 2019 is $572,482.

The total rent expense for the three month periods ended December 31, 2019 and 2018 were $133,604 and $129,193, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE H — COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreement

On July 28, 2016, the Company entered into an employment agreement with Dr. James Hayward, its Chief Executive Officer (“CEO”), effective July 1, 2016. The initial term was through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2019, the employment agreement renewed for an additional year. Under the employment agreement, the CEO will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which will be payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million, provided that the CEO is still employed by the Company on such date(s). Pursuant to the employment agreement, the CEO’s initial  annual salary was $400,000 and the Company will pay or reimburse the CEO in an amount of up to $1,500 per month for costs associated with an automobile used by the CEO. As of December 31, 2019, the CEO’s base salary is equal to $150,000. The agreement with the CEO also provides that if he is terminated by the Company without cause or if the CEO terminates his employment for good reason, then, in addition to earned and unpaid salary, bonus and benefits, and subject to the delivery of a general release and continuing compliance with restrictive covenants, the CEO will be entitled to receive a pro rata portion (based on the number of days elapsed from the beginning of the Company’s fiscal year) of the greater of (X) the annual bonus he would have received if employment had continued through the end of the year of termination or (Y) the prior year’s bonus; installment payments for two years following termination in an aggregate amount equal to the greater of (i) 2.99 times the CEO’s base salary or (ii) two times the sum of (A) the CEO’s base salary and (B) the CEO’s prior year’s bonus (or, if greater, the CEO’s target bonus for the year of termination); Company-paid COBRA continuation coverage for 18 months post-termination; continuing life insurance benefits (if any) for two years; and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term).

If termination of employment as described above occurs within six months before or two years after a change in control of the Company, then, in addition to the above payments and benefits, the CEO will receive a lump sum payment of the amounts that would otherwise be paid as installment payments. In general, a change in control will include a 30% or more change in ownership of the Company. Further, all of the CEO’s outstanding options and other equity incentive awards will become fully vested upon the occurrence of a change in control of the Company (whether or not his employment is terminated in connection with such change in control).

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

Effective May 2, 2018, the Compensation Committee of the Company’s Board of Directors, increased the amount of the Revenue Bonus to $403,623. Effective December 11, 2019, the compensation committee approved an additional bonus opportunity of $250,000 for the calendar year-ended December 31, 2020 that would be payable to the CEO under the same terms as described above.

The accrual for the Revenue Bonus of $628,225 is recorded to long term accrued liabilities on the balance sheet as of December 31, 2019.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

NOTE I — GEOGRAPHIC AREA INFORMATION

Net revenues by geographic location of customers are as follows:

	Three Month Period Ended December 31,
	2019	2018
Americas	$393,490	$687,364
Europe	69,239	150,669
Asia and other	170,790	46,289
Total	$633,519	$884,322

NOTE J — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments are measured at fair value on a recurring basis. Related unrealized gains or losses are recognized in unrealized gain on change in fair value of secured convertible notes payable in the consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note A.

The Existing Notes (as defined in Note E) were repaid in full during December 31, 2019. The fair value of the Existing Notes was calculated immediately prior to repayment. The fair value was calculated using the Monte Carlo simulation model and the significant unobservable output utilized in the calculation was annualized volatility at a rate of 170.3%. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2019.

The following table presents a summary of changes in fair value of the Existing Notes (Level 3 financial liabilities) which are marked to market on a periodic basis:

December 31, 2019
Beginning balance, October 1, 2019	$102,777
Change in fair value included in earnings	10,926
Change in fair value for repayment of notes payable	(113,703)
Ending balance, December 31, 2019	$-

NOTE K — RELATED PARTY TRANSACTIONS

On December 12, 2019, the Company entered into a consulting agreement, with Meadow Hill Place, LLC (“Meadow Hill”), a company wholly owned by Scott L. Anchin (“Mr. Anchin”), a board member, whereby Meadow Hill will provide certain advisory services to the Company. The initial term of the agreement will continue through June 12, 2020 and may be renewed by the Company at its option for an additional six months through December 12, 2020. The agreement provides for compensation in the form of both cash and equity. Meadow Hill will be eligible to receive $25,000 for the first month of the term, $20,000 for each of the second through sixth months of the term, and if the Company chooses to renew the term, $12,500 for each month during the renewal term. In addition, in satisfaction of the equity compensation portion of the agreement, (i) the Company granted an option to purchase 20,834 shares of its Common Stock to Mr. Anchin on December 12, 2019 at an exercise price equal to $4.26 per share, which is eligible to vest on June 12, 2020, subject to Meadow Hill providing services to the Company through such date, and (ii) the Company granted an option to purchase 20,786 shares of its Common Stock to Mr. Anchin on January 2, 2020 at an exercise price equal to $4.43 per share, of which 9,121 are eligible to vest on July 2, 2020 and 11,665 are eligible to vest on December 12, 2020, in each case subject to Meadow Hill providing services to the Company through the applicable date.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and the following factors and risks:

•	public reactions to our press releases, other public announcements and filings with the SEC;

•	changes in financial estimates or recommendations by securities analysts, or their ceasing to publish research or reports about our business;

•	the possibility we may fail to make timely payment on our secured convertible notes and as a result, the noteholder enforcing its remedies and ultimately realizing on their collateral which includes substantially all of our assets, including our intellectual property;

•	our lack of significant revenues;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry or those that investors deem comparable to us;

•	our limited experience in commercializing, marketing, and distributing our products including our large-scale polymerase chain reaction (“PCR”) based manufacturing platform;

•	our history of net losses, which may continue, and our potential inability to achieve profitability;

•	our difficulty in obtaining or inability to obtain, additional financing if such financing becomes necessary;

•	the appeal and current level of investor interest in the biotechnology/biopharmaceutical capital market sector and in companies in general with business, research strategies and product development pipelines which are similar to us;

•	our commercial opportunities in pharmaceuticals and biologics may be limited;

•	our dependence on a limited number of key customers;

•	lack of acceptance of our products and services by potential customers and potential failure to introduce new products and services;

•	loss of strategic relationships, including with suppliers;

•	expenses or losses associated with lack of widespread market acceptance of our solutions;

•	difficulty or failure in expanding and/or maintaining our sales, marketing and support organizations and our distribution arrangements necessary to enable us to reach our goals with respect to increasing market acceptance of our products and services;

•	inability to attract and retain qualified scientific, production and managerial personnel, including Dr. James A. Hayward, our Chairman, Chief Executive Officer and President (“CEO”);

•	conflicts of interest with affiliates and related parties with whom we have engaged or entered into transactions;

•	competition from products and services provided by other companies, including competition in the principal markets for our drug and biologic candidates and linear DNA;

•	seasonality in revenues related to our cotton customer contracts;

•	fluctuations in quarterly results due to adverse changes in worldwide or domestic economic, political or business conditions;

•	shifting enforcement priorities of U.S. federal laws relating to cannabis;

•	inability to obtain and maintain regulatory approval in the pharmaceutical and biologic markets;

•	inability of our collaborators, licensees, and customers to develop, obtain approval for and successfully commercialize products that incorporate our technology;

•	inability of us, our collaborators or customers to develop and timely manufacture complex biologic products and their components to exacting quality and safety standards;

•	dependence on our collaborators’ and customers’ demand for our manufacturing services;

•	inability to compete effectively in the industries in which we operate;

•	lack of success in our research and development efforts for new products;

•	inability to license new technologies;

•	failure to manage our growth in operations and acquisitions of new technologies and businesses;

•	various uncertainties and risks should we or our competitors explore or engage in future business combinations or other transactions;

•	economic, political, regulatory, legal, operational, and other risks as a result of our international operations;

•	inability to attract qualified scientific, production and managerial personnel;

•	inability to protect our intellectual property rights;

•	intellectual property litigation against us or other legal actions or proceedings in which we may become involved;

•	accidents related to our use of hazardous materials;

•	potential product liability claims;

•	litigation brought by customers, former employees, officers and directors, former distributors and sales representatives, former consultants and vendors and service providers;

•	business disruption due to natural or manmade disaster or other business interruptions;

•	general weakening or decline in the global economy or a period of economic slowdown;

•	unauthorized disclosure of sensitive or confidential data (including customer data) and cybersecurity breaches;

•	the reverse stock split, as effected on Friday, November 1, 2019, may adversely impact the market price of our Common Stock;

•	the reverse stock split may decrease the liquidity of the shares of our Common Stock and the resulting market price of our Common Stock may not attract or satisfy the investing requirements of new investors, including institutional investors;

•	the effective increase in the number of shares of our Common Stock available for issuance as a result of our reverse stock split could result in further dilution to our existing stockholders and have anti-takeover implications;

•	failure to maintain the listing on, or the delisting of our securities from, The Nasdaq Stock Market LLC (“Nasdaq”);

•	unpredictability of regulatory approval as it relates to our product candidates;

•	potential difficulties and failures in clinically developing and manufacturing our products, or causation of undesirable side effects;

•	variance in regulatory approval across jurisdictions;

•	regulatory scrutiny of our products;

•	healthcare legislative measures;

•	noncompliance with regulatory standards and requirements;

•	noncompliance with healthcare legislation;

•	noncompliance with laws or regulatory standards by our suppliers;

•	sales of Common Stock by us, our directors, officers or large stockholders;

•	the large number of shares of Common Stock underlying outstanding options and warrants and potential repurchase requirements of certain warrants;

•	the expiration of any applicable contractual lock-up agreements;

•	the possibility that we may require additional financing, which may involve the issuance of additional shares of Common Stock or securities exercisable for Common Stock and dilute the percentage of ownership held by our current stockholders;

•	changes in our capital structure;

•	dilution to our stockholders due to conversion of our convertible notes into Common Stock;

•	the possibility we may fail to make timely payments on our secured convertible notes and, as a result, the noteholder enforcing its remedies and ultimately realizing on their collateral which includes substantially all of our assets.

•	the occurrence of any potential material weakness in internal controls over financial reporting;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	future short selling and/or manipulation of the price of our Common Stock; and

•	volatility in the price and/or trading volume of our Common Stock, or other securities we may issue from time to time.

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

Our trademarks in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, digitalDNA®, SigNify®, BackTrac®, Beacon® and CertainT®. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of the respective owners.

Introduction

Using our proprietary large-scale polymerase chain reaction (PCR) based manufacturing platform, we manufacture large quantities of linear DNA for various markets. Whether for supply chain security, brand protection, law enforcement or drug or biologic applications, it is our goal to help establish secure flourishing environments that foster quality, integrity and success.With secure taggants, high-resolution DNA authentication, and comprehensive reporting, our SigNature® molecular tag technologies are designed to deliver what we believe to be the greatest levels of security, deterrence and legal recourse strength. Under our 98% owned subsidiary, LineaRx, Inc. (“LRx”), we supply DNA for use in the in vitro medical diagnostics, preclinical biotechnology and preclinical drug and biologic development and manufacturing markets. We are also engaged in preclinical and animal drug candidate development, directly and with collaborators, focusing on therapeutically relevant DNA constructs manufactured via our PCR-based DNA production platform.

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

Nucleic Acid Therapeutics

We seek to develop, acquire, and commercialize, ourselves or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs. We are also engaged in preclinical and animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured through our large-scale PCR production systems. LRx uses its PCR systems to rapidly produce customized DNA for use by our contract research organization/contract manufacturing organization clients, our preclinical nucleic acid-based therapeutic clients and partners, and for our own nucleic acid-based therapeutic candidates under preclinical development in the field of CAR T-cell immunotherapy. LRx’s proprietary processes enable very large, gram-scale production of DNA through PCR for nucleic acid-based therapeutics which include adoptive cell therapies, gene therapies, RNA-based therapies, DNA-based vaccines (including cancer), clustered regularly interspaced short palindromic repeats (CRISPR) based therapies and other nucleic acid-based therapies. We believe linear DNA does not require recombination, therefore, there is no need for a virus or for plasmids. We believe this reduces the risk of unwanted DNA or other contaminants that would need to be removed.

Invasive Circulating Tumor Cell Capture and Identification

We seek to further develop, manufacture and commercialize our Vita-AssayTM invasive circulating tumor cell capture and identification technology (the “iCTC Technology”) recently acquired from Vitatex, Inc. Our iCTC Technology uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing. We believe our iCTC technology can be used as an early cancer diagnostic tool, to facilitate cancer disease progression monitoring and to assess metastatic tumor risk. Our iCTC Technology has been used and is currently being used in a human cancer drug candidate clinical trial to monitor cancer disease progression in the trial subjects as a research use only diagnostic assay. We believe our iCTC Technology has several advantages over existing in vitro circulating tumor cell diagnostic technologies that do not capture live iCTC cells. We seek to further market out iCTC Technology for use in human cancer drug candidate clinical trials as a research use only diagnostic.

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

Comparison of Results of Operations for the Three Month Periods Ended December 31, 2019 and 2018

Revenues

Product revenues

For the three month periods ended December 31, 2019 and 2018, we generated $237,870 and $321,875 in revenues from product sales, respectively. Product revenue decreased by $84,005 or 26% for the three month period ended December 31, 2019 as compared to the three month period ended December 31, 2018. The decrease in product revenues was primarily due to a decrease of approximately $200,000 in textiles, related to a cotton customer and $51,000 in consumer asset marking revenue offset by an increase of $135,000 in biopharmaceutical revenues and to a lesser extent, a $27,000 increase in government revenues.

Service revenues

For the three month periods ended December 31, 2019 and 2018, we generated $395,649 and $562,447 in revenues from sales of services, respectively. The decrease in service revenues of $166,798 or 30% for the three month period ended December 31, 2019 as compared to the same period in the prior fiscal year is attributable to decreases of $200,000 from a government contract award that ended during the second half of fiscal 2019 as well as decreases within our pharmaceuticals and nutraceutical market for pre-commercial pilots of $61,000. These decreases were offset by increases in our cannabis and biopharmaceuticals markets of $50,000 and $45,000, respectively.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended December 31, 2019 increased by $78,546 or 51% from $153,485 for the three month period ended December 31, 2018 to $232,031 for the three month period ended December 31, 2019. Cost of revenues as a percentage of product revenues was 98% and 48% for the three month periods ended December 31, 2019 and 2018, respectively. This increase in cost of revenues as a percentage of product revenues is due to the product sales mix as sales during the three month period ended December 31, 2018 were primarily comprised of sales in our textiles market, which are at a higher margin as compared to the same period in the current fiscal year. This increase was also the result of certain costs of revenues being fixed costs such as payroll and rent, which were not fully absorbed with the level of product revenues during the three month period ended December 31, 2019.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended December 31, 2019 decreased by $708,967 or 23% from $3,082,380 for the three month period ended December 31, 2018 to $2,373,413 for the three month period ended December 31, 2019. The decrease is attributable to a decrease in payroll expense of approximately $334,000 due to headcount reductions. This decrease also relates to a decrease of approximately $285,000 in stock compensation expense associated with employee grant modifications during the three month period ended December 31, 2018 . In addition, consulting fees decreased approximately $93,000.

Research and Development

Research and development expenses decreased to $564,426 for the three month period ended December 31, 2019 from $709,564 for the three month period ended December 31, 2018, a decrease of $145,138 or 20%. This decrease is primarily due to decreased development costs in relation to a government development contract award, which expired during the second half of fiscal 2019.

Depreciation and Amortization

In the three month period ended December 31, 2019, depreciation and amortization decreased by $59,985 or 44% from $135,052 for the three month period ended December 31, 2018 to $75,067 for the three month period ended December 31, 2019. The decrease is related to assets becoming fully depreciated during fiscal 2019.

Interest expense

Interest expense for the three month periods ended December 31, 2019 and 2018, was $29,091 and $31,611, respectively.

Net Loss

Net loss decreased by $571,579 or 18% from a loss of $3,234,320 for the three month period ended December 31, 2018 to a loss of $2,662,741 for the three month period ended December 31, 2019, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2019, we had working capital of $8,128,977. For the three month period ended December 31, 2019, we used cash in operating activities of $2,731,273 consisting primarily of our loss of $2,662,741 net with non-cash adjustments of $75,067 in depreciation and amortization charges, $205,490 in stock-based compensation expense, and $6,157 in amortization of debt issuance costs. Additionally, we had a net decrease in operating assets of $612,591 and a net decrease in operating liabilities of $967,837. Cash provided by financing activities was $10,835,138, which included net proceeds from the November 2019 sale of Common Stock and warrants of $10,942,940, and the repayment of secured convertible promissory notes of $107,802.

We have recurring net losses, which have resulted in an accumulated deficit of $259,471,142 as of December 31, 2019. We have incurred a net loss of $2,662,741 for the three month period ended December 31, 2019. At December 31, 2019, we had cash and cash equivalents of $8,662,853.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed with
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed	this Form 10-Q
3.1	Certificate of Incorporation	8-K	3.1	002-90539	1/16/2009
3.2	Certificate of Amendment of Certificate of Incorporation	8-K	3.1	002-90539	6/30/2010
3.3	Second Certificate of Amendment of Certificate of Incorporation	8-K	3.1	002-90539	1/30/2012
3.4	Third Certificate of Amendment of Certificate of Incorporation	8-K	3.1	002-90539	10/29/2014
3.5	Fourth Certificate of Amendment of Certificate of Incorporation	8-K	3.1	001-36745	10/31/2019
4.1	Warrant Agreement, dated November 15, 2019, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	4.1	59-2262718	11/18/2019
4.2	Form of Common Warrant Certificate (included in the form of Warrant Agreement incorporated by reference as Exhibit 4.1 herewith)	8-K	4.2	59-2262718	11/18/2019
4.3	Form of Pre-Funded Warrant	S-1/A	4.3	59-2262718	10/25/2019
31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Written Notice, dated November 21, 2019, from the Listing Qualifications Department of the Nasdaq Stock Market LLC.	8-K	99.1	59-2262718	11/26/2019
101 INS*	XBRL Instance Document					X
101 SCH*	XBRL Taxonomy Extension Schema Document					X
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB*	XBRL Extension Label Linkbase Document					X
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Applied DNA Sciences, Inc.

Dated: February 6, 2020	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 6, 2020	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

