Form 10-Q
period 2020-03-31
APPLIED DNA SCIENCES INC
filed 2020-05-14
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐   Yes    ☒    No

On May 8, 2020, the registrant had 4,651,843 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2020

Part I - Financial Information

Item 1 – Financial Statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	September 30, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,662,889	$558,988
Accounts receivable, net of allowance of $4,500 at March 31, 2020 and September 30, 2019, respectively	549,123	839,951
Inventories	88,941	142,629
Prepaid expenses and other current assets	678,120	604,740
Total current assets	9,979,073	2,146,308

Property and equipment, net	265,400	226,221

Other assets:
Deferred offering costs	-	109,698
Deposits	76,085	62,351
Goodwill	285,386	285,386

Intangible assets, net	720,953	734,771
Total Assets	$11,326,897	$3,564,735

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities (including related party of $40,000 at March 31, 2020)	$1,178,358	$1,616,997
Deferred revenue	671,526	628,993
Total current liabilities	1,849,884	2,245,990

Long term accrued liabilities	722,564	621,970

Secured convertible notes payable, related party. net of debt issuance costs	1,485,673	1,442,497
Secured convertible notes payable, recorded at fair value	-	102,777
Total liabilities	4,058,121	4,413,234

Commitments and contingencies

Applied DNA Sciences, Inc. Stockholders’ Equity (Deficit) :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	-	-
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	-	-
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	-	-

Common stock, par value $0.001 per share; 500,000,000 shares authorized; 4,059,943 and 1,207,993 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	4,060	1,208
Additional paid in capital	269,693,833	255,962,922
Accumulated deficit	(262,423,267)	(256,805,589)
Applied DNA Sciences, Inc. stockholders’ equity (deficit):	7,274,626	(841,459)
Noncontrolling interest	(5,850)	(7,040)
Total equity (deficit)	7,268,776	(848,499)

Total liabilities and equity (deficit)	$11,326,897	$3,564,735

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Revenues:

Product	$197,801	$119,036	$435,671	$440,747
Service	354,672	659,432	750,321	$1,222,044
Total revenues	552,473	778,468	1,185,992	1,662,791

Cost of revenues	179,582	133,141	411,613	286,626

Operating expenses:
Selling, general and administrative	2,285,544	2,528,914	4,658,957	5,611,295
Research and development	703,018	651,377	1,267,444	1,360,941
Depreciation and amortization	66,537	97,673	141,604	232,724

Total operating expenses	3,055,099	3,277,964	6,068,005	7,204,960

LOSS FROM OPERATIONS	(2,682,208)	(2,632,637)	(5,293,626)	(5,828,795)

Other (expense) income:
Interest expense (including related parties interest of $25,840 and $49,310 for the three and six months ended March 31, 2019, respectively)	(29,096)	(37,417)	(58,187)	(69,028)
Other expense, net	(239,601)	(16,703)	(261,833)	(23,254)

Loss before provision for income taxes	(2,950,905)	(2,686,757)	(5,613,646)	(5,921,077)

Provision for income taxes	-	-	-	-

NET LOSS	(2,950,905)	(2,686,757)	(5,613,646)	(5,921,077)
Less: Net (income) loss attributable to noncontrolling interest	(1,220)	-	(1,190)	-
NET LOSS attributable to Applied DNA Sciences, Inc.	(2,952,125)	(2,686,757)	(5,614,836)	(5,921,077)
Deemed dividend related to warrant modifications	-	-	2,842	-
NET LOSS applicable to common stockholders	(2,952,125)	(2,686,757)	(5,617,678)	(5,921,077)

Net loss per share applicable to common stockholders-basic and diluted	$(0.79)	$(3.22)	$(1.76)	$(6.51)

Weighted average shares outstanding-basic and diluted	3,758,512	834,990	3,196,616	909,623

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Month Period Ended March 31, 2020
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2019	1,207,993	1,208	255,962,922	(256,805,589)	(7,040)	(848,499)

Common stock issued in public offering, net of offering costs	2,285,000	2,285	10,527,745	-	-	10,530,030
Deemed dividend - warrant repricing	-	-	2,842	(2,842)	-	-
Stock based compensation expense	-	-	205,490	-	-	205,490
Net loss	-	-	-	(2,662,711)	(30)	(2,662,741)
Balance, December 31, 2019	3,492,993	3,493	266,698,999	(259,471,142)	(7,070)	7,224,280

Exercise of warrants	566,950	567	2,767,566	-		2,768,133
Stock based compensation expense	-	-	227,268	-		227,268
Net loss	-	-	-	(2,952,125)	1,220	(2,950,905)
Balance, March 31, 2020	4,059,943	4,060	269,693,833	(262,423,267)	(5,850)	7,268,776

For the Six Month Period Ended March 31, 2019
		Common	Additional
	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2018	752,802	753	249,119,833	(248,366,083)	754,503

Common stock issued in public offering, net of offering costs	137,500	137	2,262,234	-	2,262,371
Impact of adoption of new accounting pronouncements included in accumulated deficit	-	-	-	493,223	493,223
Stock based compensation expense	-	-	490,244	-	490,244
Net loss	-	-	-	(3,234,320)	(3,234,320)
Balance, December 31, 2018	890,302	890	251,872,311	(251,107,180)	766,021

Common stock issued in public offering, net of offering costs	12,500	13	201,207	-	201,220
Exercise of warrants	40,578	41	718,023	-	718,064
Stock based compensation expense	-	-	267,094	-	267,094
Net loss	-	-	-	(2,686,757)	(2,686,757)
Balance, March 31, 2019	943,380	944	253,058,635	(253,793,937)	(734,358)

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(5,613,646)	$(5,921,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,604	232,724
Stock-based compensation	432,758	757,338
Amortization of debt issuance costs	12,576	9,120
Provision for bad debts	-	(8,633)
Change in operating assets and liabilities:
Accounts receivable	290,828	1,178,367
Inventories	53,688	(93,306)
Prepaid expenses and other current assets and deposits	(87,114)	37,393
Accounts payable and accrued liabilities	(424,631)	157,493
Deferred revenue	42,533	(151,444)

Net cash used in operating activities	(5,151,404)	(3,802,025)

Cash flows from investing activities:

Purchase of property and equipment	(8,227)	(63,986)
Purchase of intangible asset	(36,525)	-

Net cash used in investing activities	(44,752)	(63,986)

Cash flows from financing activities:

Proceeds from Promissory notes (related parties $550,000)	-	550,000
Net proceeds from exercise of warrants	2,768,133	718,064
Net proceeds from sale of common stock and warrants	10,639,728	2,479,524
Repayment of convertible notes	(107,802)	-
Net cash provided by financing activities	13,300,059	3,747,588

Net increase (decrease) in cash and cash equivalents	8,103,903	(118,423)
Cash and cash equivalents at beginning of period	558,988	1,659,564
Cash and cash equivalents at end of period	$8,662,891	$1,541,141

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Impact of adoption of new accounting pronouncements included in accumulated deficit	$-	$493,223
Interest paid in kind (related party of $35,550 for the six month period ended March 31, 2019)	$35,625	$48,816
Offering costs incurred, and included in accounts payable	$-	$15,933
Property and equipment acquired, and included in accounts payable	$109,423	$-
Deemed dividend-warrant repricing	$2,842	$-
Deferred offering costs reclassified to additional paid in capital	$109,698	$-
Intangible asset costs incurred, and included in accounts payable	$14,375	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA,” or the “Company”) develops and markets DNA-based technology solutions utilizing its LinearDNATM large-scale polymerase chain reaction (“PCR”) based manufacturing platform. The Company’s proprietary platform produces large quantities of DNA for use in the nucleic acid-based in vitro diagnostics and preclinical nucleic-acid based drug development and manufacturing markets, and for supply chain security, anti-counterfeiting and anti-theft applications. The Company is also developing its invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis. Applied DNA’s LinearDNATM PCR platform is capable of producing large scale DNA.

Applied DNA is currently engaged in the large scale production of DNA via its LinearDNATM platform for two primary lines of services:

Biotherapeutic Contract Research and Manufacturing

The Company’s patented continuous flow PCR systems and other proprietary PCR-based production technologies allow for the large-scale production of specific DNA sequences. The Company has the ability to manufacture DNA sequences for use in nucleic acid-based therapeutics such as adoptive cell therapies (CAR T and TCR therapies), DNA vaccines, RNA therapies, gene therapy and nucleic acid-based in vitro diagnostics.

•	Contract Research: The Company provides preclinical contract research services for the preclinical nucleic acid-based therapeutic markets. The Company works with biotech and pharmaceutical companies to adapt plasmid-based and/or viral transduction-based preclinical biotherapeutics into PCR produced linear DNA-based forms that can be manufactured on its LinearDNATM platform. In addition, the Company provides contract research services to RNA therapeutic biotechnology customers for preclinical studies. These services include the design, development and manufacture of PCR-produced DNA templates for RNA therapeutic candidates.

•	Nucleic Acid Therapeutic and Diagnostic Manufacturing: The Company uses its LinearDNATM platform to rapidly produce customized DNA for use by its customers engaged in preclinical nucleic acid-based drug development. Through the Company’s proprietary technology it produces large quantities of DNA used in various nucleic acid-based drug candidates including adoptive cell therapies, vaccines (including anti-viral and cancer), gene therapies, RNA-based therapies, clustered regularly interspaced short palindromic repeats (CRISPR) based therapies and other nucleic acid-based therapies. The Company has also developed a patent-pending nucleic acid diagnostic (Linea TM COVID-19) to detect in diagnostic samples the presence of SARS-CoV-2, the virus that causes the disease, COVID-19.

Non-Biological Tagging and Related Services

The Company’s supply chain security business allows its customers to use non-biologic DNA (molecular) tags, produced via its LinearDNATM platform, to mark objects, and then identify these objects by detecting the absence or presence of the molecular tag. The Company’s core products include:

•	SigNature® Molecular Tags produced by the Company’s LinearDNATM platform, provide an approach to authenticate goods within large and complex supply chains for materials such as cotton, and leather, in-home textiles and apparel, pharmaceuticals and nutraceuticals, cannabis and other products.

•	SigNify® IF portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of molecular tags in the field, providing a front-line solution for supply chain integrity backed with forensic-level molecular tag authentication. Applied DNA’s software platform enables customers to track materials throughout a supply chain or product life.

•	CertainT® trademark indicates the use of Applied DNA’s tagging, testing and tracking platforms and solutions, enabling manufacturers, brands and trade organizations to convey proof of their product claims.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE A — NATURE OF THE BUSINESS (continued)

iCTC Technology

The Company recently acquired technology that uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes. Currently, the Company’s iCTC Technology is being used in a human cancer drug candidate clinical trial. The Company seeks to further develop and commercialize this technology and to potentially integrate aspects of the iCTC technology with the LinearDNATM platform for cancer research and nucleic-acid based drug development.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 2020 and for the three and six-month periods ended March 31, 2020 and 2019 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2019 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the SEC on December 12, 2019, as amended.

Principles of Consolidation

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

Liquidity

The Company has recurring net losses, which have resulted in an accumulated deficit of $262,423,267 as of March 31, 2020. The Company incurred a net loss of $5,617,678 and generated negative operating cash flow of $5,151,404 for the six month period ended March 31, 2020. At March 31, 2020 the Company had cash and cash equivalents of $8,662,889 and working capital of $8,129,189.

The Company has historically financed its activities through the sale of Common Stock and warrants. Through March 31, 2020, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities.

As discussed in Note F, on November 15, 2019, the Company closed on an underwritten public offering of 2,285,000 shares of Common Stock and warrants to purchase up to an aggregate of 2,285,000 shares of Common Stock. Each share of Common Stock was sold together with one warrant to purchase one share of Common Stock at a combined effective price to the public of $5.25 per share and accompanying warrant. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, were approximately $12.0 million. After deducting underwriting discounts and commissions and other offering expenses, the total net proceeds were $10.5 million. In addition, during the three month period ended March 31, 2020, 566,950 of these warrants were exercised, resulting in net proceeds to the Company of approximately $2.77 million. Subsequent to the three month period ended March 31, 2020 an additional $2.91 million of net proceeds was received from the exercise of these warrants.

The Company expects to finance its operations primarily through cash received from the November 2019 underwritten public offering and the subsequent warrant exercises, discussed above, as well as collection of its accounts receivable. The Company estimates that it will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. The Company is monitoring this, and although operations have not been materially affected by the COVID-19 outbreak as of and for the three and six months ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. On March 7, 2020 the Governor of New York declared a health emergency and issued an order to close all nonessential businesses until at least May 15, 2020. Portions of the Company’s business are deemed to be an essential business, such as its government and pharmaceutical contracts, as well as its vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, the Company has reduced the scope of its operations and where possible, certain workers are telecommuting from their homes. As discussed in Note J below, the Company received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

As a result of COVID-19 the Company has experienced a decline in revenues from non-biological tagging and related services. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's future operations and liquidity is uncertain as of the date of this quarterly report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

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

The impact of the COVID-19 pandemic as of and for the three and six months ended March 31, 2020 did not have a material impact on the valuation of the Company’s intangible assets or reporting units that contain goodwill. As such, we concluded that a triggering event, which would require interim impairment testing for any intangible assets, or reporting units that contain goodwill, did not occur. The Company will continue to evaluate the nature and extent of impacts related to COVID-19 on its business and any impact they may have on management's estimates. The duration and severity of the outbreak and its long-term impact on the Company’s business is uncertain at this time.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

Product Revenues and Authentication Services

The Company’s PCR-produced linear DNA products, including molecular taggants, are manufactured in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company does not consider payment terms of a performance obligation for customers with contractual terms that are one year or less and has elected the practical expedient. Nearly all of the Company’s sales contracts reflect market pricing at the time the contract is executed, or are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. The Company invoices customers upon shipment, and its collection terms range, on average, from 30 to 60 days.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	March 31, 2020	March 31, 2019
Research and development services (over-time)	$286,598	$593,588
Product and authentication services (point-in-time):
Supply chain	12,646	20,234
Asset marking	110,697	158,078
Large scale DNA production	142,532	6,568
Total	$552,473	$778,468

	Six Month Period Ended:
	March 31, 2020	March 31, 2019
Research and development services (over-time)	$653,431	$1,092,117
Product and authentication services (point-in-time):
Supply chain	31,320	244,803
Asset marking	219,269	319,303
Large scale DNA production	281,972	6,568
Total	$1,185,992	$1,662,791

Contract balances

As of March 31, 2020, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

	Balance sheet classification	October 1, 2019	March 31, 2020	$ change
Contract liabilities	Deferred revenue	$628,993	$671,526	$42,533

For the three and six month periods ended March 31, 2020, the Company recognized $113,791 and $358,275, respectively, of revenue that was included in Contract liabilities as of October 1, 2019.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

In its interim financial statements, the Company follows the guidance in ASC 270, “Interim Reporting” and ASC 740 “Income Taxes”, whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim periods. That rate differs from U.S. statutory rates primarily as a result of a valuation allowance related to the Company’s net operating loss carryforward as a result of the historical losses of the Company.

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

For the three and six month periods ended March 31, 2020 and 2019, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and six month periods ended March 31, 2020 and 2019 are as follows:

	2020	2019
Warrants	2,121,755	422,136
Stock options	241,557	161,455
Secured convertible notes	70,963	104,112
	2,434,275	687,703

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2020 included an aggregate of 18%, 18% and 19% from three customers, respectively. The Company’s revenue earned from sale of products and services for the six month period ended March 31, 2020 included an aggregate of 10%, 12%, 14% and 21% from four customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended March 31, 2019 included an aggregate of 14% and 31% from two customers, respectively. The Company’s revenue earned from sale of products and services for the six month period ended March 31, 2019 included an aggregate of 10%, 14%, 15% and 29% from four customers, respectively

One customer accounted for 45% of the Company’s accounts receivable at March 31, 2020 and one customer accounted for an aggregate of 77% of the Company’s accounts receivable at September 30, 2019.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE C — INVENTORIES

Inventories consist of the following:

	March 31, 2020	September 30, 2019
	(unaudited)
Raw materials	$65,816	$87,886
Finished goods	23,125	54,743
Total	$88,941	$142,629

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2020	September 30, 2019
	(unaudited)
Accounts payable	$699,963	$1,152,103
Accrued salaries payable	317,304	319,260
Other accrued expenses	161,091	145,634
Total	$1,178,358	$1,616,997

NOTE E — SECURED CONVERTIBLE NOTES PAYABLE

During December 2019, the remaining outstanding balance of the secured convertible notes payable entered into during August and November 2018 (the “Existing Notes”), for a total of $107,802, was repaid by the Company.

During the three and six month periods ended March 31, 2020, the Company reclassified $0 and $32,795 from accrued liabilities to senior secured notes payable to represent interest due to noteholders that was paid in kind and therefore increased the convertible note balance outstanding at March 31, 2020.

The Company incurred $64,608 of debt issuance costs based on the cost incurred to issue the secured convertible notes payable that were issued during July 2019 (the “July 2019 Notes”). As disclosed in Note F, the holder of the July 2019 Notes also participated in the November 15, 2019 underwritten public offering. During the three and six month periods ended March 31, 2020 the Company amortized $6,419 and $12,608, respectively, of debt issuance costs resulting in unamortized debt issuance costs of $47,107 and the secured notes payable of $1,484,819 at March 31, 2020. During the three and six month periods ended March 31, 2019 the Company amortized $4,630 and $9,120 of debt issuance costs, respectively. The debt issuance cost will be amortized over the life of the July 2019 Notes. During the three and six month periods ended March 31, 2020, the Company incurred $22,677 and $45,030 of interest expense, respectively. The effective interest rate for the three and six month periods ended March 31, 2020 was 8.0%. During the three and six month periods ended March 31, 2019, the Company incurred approximately $32,788 and $59,908 of interest expense. The effective interest for the three and six month period ended March 31, 2019 was 7.0%.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE F — CAPITAL STOCK

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

During the three and six-month periods ended March 31, 2020, 566,950 of these warrants were exercised, resulting in net proceeds to the Company of approximately $2.77 million.

Subsequent to the three month period ended March 31, 2020, an additional 596,400 warrants were exercised for total net proceeds, of approximately $2.91 million.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE G —WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants (see Note F) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2019	263,592	$131.12
Granted	2,636,125	5.25
Exercised	(566,950)	5.25
Cancelled or expired	(211,012)	135.01
Balance at March 31, 2020	2,121,755	$7.98

NOTE H — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. During November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of March 31, 2020 is $496,420.

The total rent expense for the three and six month periods ended March 31, 2020 were $153,645 and $287,250, respectively. Total rent expense for the three and six month periods ended March 31, 2019 were $129,228 and $258,422, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE H — COMMITMENTS AND CONTINGENCIES (continued)

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE I — RELATED PARTY TRANSACTIONS

On December 12, 2019, the Company entered into a consulting agreement, with Meadow Hill Place, LLC (“Meadow Hill”), a company wholly owned by Scott L. Anchin (“Mr. Anchin”), a board member, whereby Meadow Hill will provide certain advisory services to the Company. The initial term of the agreement will continue through June 12, 2020 and may be renewed by the Company at its option for an additional six months through December 12, 2020. The agreement provides for compensation in the form of both cash and equity. Meadow Hill will be eligible to receive up to $125,000 for the first six months of the term, with the option to renew. In addition, in satisfaction of the equity compensation portion of the agreement, (i) the Company granted an option to purchase 20,834 shares of its Common Stock to Mr. Anchin on December 12, 2019 at an exercise price equal to $4.26 per share, which is eligible to vest on June 12, 2020, subject to Meadow Hill providing services to the Company through such date, and (ii) the Company granted an option to purchase 20,786 shares of its Common Stock to Mr. Anchin on January 2, 2020 at an exercise price equal to $4.43 per share, of which 9,121 are eligible to vest on July 2, 2020 and 11,665 are eligible to vest on December 12, 2020, in each case subject to Meadow Hill providing services to the Company through the applicable date.

NOTE J — SUBSEQUENT EVENTS

CARES Act Loan

The Company received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the PPP of the CARES Act.

All or a portion of the loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 90 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the covered period as defined by the CARES Act. Applied DNA intends to use all proceeds from the loan to retain employees, maintain payroll and make lease and utility payments.

For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

The loan matures on May 1, 2022 and bears interest at a rate of 1% per annum. Payments of principal and interest commence in November 2020. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Biotherapeautic Contract Research and Manufacturing

During April 2020 the Company entered into an agreement with Stony Brook University Hospital for the validation of our patent-pending nucleic acid-based in vitro diagnostic (Linea TM COVID-19) to detect the presence of SARS-CoV-2 (the virus that causes COVID-19) RNA in patient specimens.

On May 13, 2020, the Company received Emergency Use Authorization for its COVID-19 diagnostic Assay kit from the U.S. FDA. Clinical laboratories in the United States certified under Clinical Laboratory Improvement Amendments can immediately begin ordering and using the LineaTM COVID-19 assay kit to detect SARS-CoV-2, the virus that causes COVID-19.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (including but not limited to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), and our management and other representatives may make forward-looking statements orally or in writing to analysts, investors, representatives of the media and others. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future, including risks relating to the recent outbreak of the coronavirus (COVID-19). You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and the following factors and risks:

•	Adverse impact of COVID-19 pandemic on our business, financial operations and results of operations due to, reduction in scope of operations; our lack of significant revenues;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry or those that investors deem comparable to us;

•	our limited experience in commercializing, marketing, and distributing our products including our large-scale polymerase chain reaction (“PCR”) based manufacturing platform;

•	our history of net losses, which may continue, and our potential inability to achieve profitability;

•	our difficulty in obtaining or inability to obtain, additional financing if such financing becomes necessary;

•	public reactions to our press releases, other public announcements and filings with the SEC;

•	changes in financial estimates or recommendations by securities analysts, or their ceasing to publish research or reports about our business;

•

the possibility we may fail to make timely payment on our secured convertible notes and as a result, the noteholder enforcing its remedies and ultimately realizing on its collateral which includes substantially all of our assets, including our intellectual property;

•	the appeal and current level of investor interest in the biotechnology/biopharmaceutical capital market sector and in companies in general with business, research strategies and product development pipelines which are similar to us;

•	our commercial opportunities in pharmaceuticals and biologics may be limited;

•	our dependence on a limited number of key customers;

•	lack of acceptance of our products and services by potential customers and potential failure to introduce new products and services;

•	loss of strategic relationships, including with suppliers;

•	expenses or losses associated with lack of widespread market acceptance of our solutions;

•	difficulty or failure in expanding and/or maintaining our sales, marketing and support organizations and our distribution arrangements necessary to enable us to reach our goals with respect to increasing market acceptance of our products and services;

•	inability to attract and retain qualified scientific, production and managerial personnel, including Dr. James A. Hayward, our Chairman, Chief Executive Officer and President (“CEO”);

•	conflicts of interest with affiliates and related parties with whom we have engaged or entered into transactions;

•	competition from products and services provided by other companies, including competition in the principal markets for our drug and biologic candidates and linear DNA;

•	seasonality in revenues related to our cotton customer contracts;

•	fluctuations in quarterly results due to adverse changes in worldwide or domestic economic, political or business conditions;

•	inability to obtain and maintain regulatory approval in the pharmaceutical and biologic markets;

•	inability of our collaborators, licensees, and customers to develop, obtain approval for and successfully commercialize products that incorporate our technology;

•	inability of us, our collaborators or customers to develop and timely manufacture complex biologic products and their components to exacting quality and safety standards;

•	dependence on our collaborators’ and customers’ demand for our manufacturing services;

•	inability to compete effectively in the industries in which we operate;

•	lack of success in our research and development efforts for new products;

•	inability to license new technologies;

•	failure to manage our growth in operations and acquisitions of new technologies and businesses;

•	various uncertainties and risks should we or our competitors explore or engage in future business combinations or other transactions;

•	economic, political, regulatory, legal, operational, and other risks as a result of our international operations;

•	inability to attract qualified scientific, production and managerial personnel;

•	inability to protect our intellectual property rights;

•	intellectual property litigation against us or other legal actions or proceedings in which we may become involved;

•	accidents related to our use of hazardous materials;

•	potential product liability claims;

•	litigation brought by customers, former employees, officers and directors, former distributors and sales representatives, former consultants and vendors and service providers;

•	business disruption due to natural or manmade disaster or other business interruptions;

•	general weakening or decline in the global economy or a period of economic slowdown;

•	unauthorized disclosure of sensitive or confidential data (including customer data) and cybersecurity breaches;

•	the effective increase in the number of shares of our Common Stock available for issuance as a result of our November 2019 reverse stock split could result in further dilution to our existing stockholders and have anti-takeover implications;

•	failure to maintain the listing on, or the delisting of our securities from, The Nasdaq Stock Market LLC (“Nasdaq”);

•	unpredictability of regulatory approval as it relates to our product candidates;

•	potential difficulties and failures in clinically developing and manufacturing our products, or causation of undesirable side effects;

•	variance in regulatory approval across jurisdictions;

•	regulatory scrutiny of our products;

•	healthcare legislative measures;

•	noncompliance with regulatory standards and requirements;

•	noncompliance with healthcare legislation;

•	noncompliance with laws or regulatory standards by our suppliers;

•	sales of Common Stock by us, our directors, officers or large stockholders;

•	the large number of shares of Common Stock underlying outstanding options and warrants and potential repurchase requirements of certain warrants;

•	the possibility that we may require additional financing, which may involve the issuance of additional shares of Common Stock or securities exercisable for Common Stock and dilute the percentage of ownership held by our current stockholders;

•	changes in our capital structure;

•	dilution to our stockholders due to conversion of our convertible notes into Common Stock;

•	the possibility we may fail to make timely payments on our secured convertible notes and, as a result, the noteholder enforcing its remedies and ultimately realizing on its collateral which includes substantially all of our assets.

•	the occurrence of any potential material weakness in internal controls over financial reporting;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	future short selling and/or manipulation of the price of our Common Stock; and

•	volatility in the price and/or trading volume of our Common Stock, or other securities we may issue from time to time.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, SigNify®, Beacon®, CertainT® and LinearDNATM. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of the respective owners.

Introduction

Applied DNA’s proprietary PCR-based DNA LinearDNATM manufacturing platform produces large quantities of DNA for use in the nucleic acid-based in vitro medical diagnostics and preclinical nucleic acid-based drug development and manufacturing markets (“Biotherapeutic Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). The Company is also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis.

Applied DNA’s LinearDNATM PCR platform is capable of producing large scale DNA, which we believe offers many benefits over the limitations of other large scale DNA manufacturing systems, including:

•	Speed – Production of DNA via the LinearDNATM platform can be measured in terms of hours, not days and weeks like other large scale DNA manufacturing platforms.
•	Scale The LinearDNATM platform is flexible and can be adapted to encompass large batch production.
•	Safety – DNA produced via PCR is pure, resulting in only large quantities of the target DNA sequence. Unwanted DNA sequences such as bacterially derived DNA is not present.
•	Customization – DNA produced via PCR can be easily chemically modified to suit specific customer applications.

Biotherapeutic Contract Research and Manufacturing

Our patented continuous flow PCR systems and other proprietary PCR-based production technology and post-processing systems that comprise the LinearDNATM platform allow for the large-scale production of specific DNA sequences. The LinearDNATM platform is computer-controlled, self-contained and modular. DNA sequences produced via the LinearDNATM platform are currently being used by customers as components of in vitro diagnostic tests and for preclinical nucleic acid-based drug development in the fields of adoptive cell therapies (CAR T and TCR therapies), DNA vaccines (anti-viral and cancer), RNA therapies, clustered regularly interspaced short palindromic repeats (CRISPR) based therapies and gene therapies. We believe our LinearDNATM platform confreres a distinct competitive advantage in cost, cleanliness, and time-to-market as compared to other DNA manufacturing systems.

The Company provides preclinical contract research and manufacturing services for the nucleic acid-based therapeutic markets. We work with biotech and pharmaceutical companies to convert plasmid-based and/or viral transduction based preclinical biotherapeutics into PCR produced linear DNA-based forms that can be produced on our LinearDNATM platform. In addition, we provide contract research services to RNA based drug and biologic customers for preclinical studies. These services include the design, development and manufacture of PCR-produced DNA templates for RNA. In addition, we also use our LinearDNATM platform to produce very large gram scale quantities of DNA for the in vitro diagnostic market where our DNA is used for both commercially available diagnostics and diagnostics under development.

We have also developed a patent-pending nucleic acid-based in vitro diagnostic (Linea TM COVID-19) to detect the presence of SARS-CoV-2(the virus that causes COVID-19) RNA in patient specimens. Also, during April 2020, we entered into an agreement with Stony Brook University Hospital for the validation of our COVID-19 diagnostic kits.

We also seek to develop, acquire, and commercialize, ourselves or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs. We are currently directly engaged in preclinical drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via our LinearDNATM platform in the fields of DNA-based anti-viral and anti-cancer vaccines, as well as CAR-T cell immunotherapy.

iCTC Technology

We seek to further develop, manufacture and commercialize our Vita-AssayTM invasive circulating tumor cell capture and identification technology (the “iCTC Technology”) recently acquired from Vitatex, Inc. Our iCTC Technology uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing. We believe our iCTC technology can be used as an early cancer diagnostic tool, to facilitate cancer disease progression monitoring, to assess metastatic tumor risk and to discover epitopes to serve as targets for nucleic-acid based immunotherapies. Our iCTC Technology has been used and is currently being used in a human cancer drug candidate clinical trial to monitor cancer disease progression in the trial subjects as a research use only diagnostic assay. We believe our iCTC Technology has several advantages over existing in vitro circulating tumor cell diagnostic technologies that do not capture live iCTC cells. The Company seeks to further develop and commercialize this technology and to potentially integrate aspects of the iCTC technology with the LinearDNATM platform for cancer research and nucleic-acid based drug development.

Non-Biologic Tagging and Security Products and Services

Our supply chain security business allows our customers to use non-biologic DNA (molecular) tags manufactured on our LinearDNATM platform to mark objects in a unique manner that we believe are not economically feasible nor practical to replicate, and then identify these objects by detecting the absence or presence of the molecular tag. We believe that our disruptive tracking platform offers broad commercial relevance across many industry verticals.

The underlying strategy in our tagging business is to become an authenticity and traceability platform provider for large complex supply chains, particularly in process industries in which contracts for our products and services are typically larger and recurring over longer duration as compared to our historic norms, where the benefits to customers and consumers are more significant, and where our forensic security and traceability offer a unique and protected value. Using our tagging products and technology, manufacturers, brands, and other stakeholders can ensure authenticity and protect against diversion throughout a product’s journey from manufacturer to use.

SigNature® Molecular Tags, SigNature® T Molecular Tags, fiberTyping®, SigNify® Beacon® and CertainT® comprise our principal non-biologic tagging and security technology platform.

Signature Molecular Tags

SigNature® molecular tags manufactured via our LinearDNATM platform form the core of our supply chain security technology platform. We believe SigNature® molecular tags to be nature’s ultimate means of authentication applied to supply chain security. They provide forensic power and protection for a wide array of applications. Highly secure, robust and durable, SigNature® molecular tags are an ingredient that can be used to fortify brand protection efforts; strengthen supply chain security; and mark, track and convict criminals. Through our SigNature® molecular tags, custom DNA sequences can be embedded into a wide range of host carriers including natural and synthetic materials including cotton, leather, cannabis, ink, varnish, thread, metal coatings, and pharmaceuticals and nutraceuticals. SigNature® molecular tag formulations are made to be resistant to challenging environments such as heat, cold, vibration, abrasion, organic solvents, chemicals, UV radiation and other extreme environmental conditions, and can be identified for numerous years after being embedded directly into or on an item. The sequence of each individual molecular tag is recorded and stored in a secure database so that we can later detect it using a simple in-field test, or in our laboratories to obtain definitive proof of the presence or absence of a specific molecular tag. Our in-lab forensic testing capability delivers Certificate of DNA Authentication (“CODA”) or an expert witness report, with expert witness services for some cases. Because DNA is one of the densest information carriers known, and can be amplified with high fidelity, only minute quantities of our molecular tags are necessary for successful analysis and authentication. As a result, SigNature® molecular tags can fold seamlessly into production and logistics workflows at extremely low concentrations.

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

Our SigNature® molecular tags can be uniquely designed for specific industries. For example, our SigNature® T molecular tags, designed for textiles and apparel industry, are specially engineered to adhere tenaciously to textile substrates, which make them resistant to standard textile production conditions. The result is an enduring forensic level molecular tag that remains present from the fiber stage through to the finished product. Overall SigNature® molecular tags now exist on hundreds of millions of commodity quantities ranging from consumer product packaging to microcircuits to cotton and synthetic fibers.

SigNify®

SigNify® IF portable DNA readers and SigNify® consumable reagent test kits provide definitive real-time authentication of molecular tags in the field, providing a front-line solution for supply chain integrity backed with forensic-level molecular tag authentication.

CertainT®

CertainT® trademark indicates the use of Applied DNA’s tagging, testing and tracking platforms and solutions, enabling manufacturers, brands and trade organizations to convey proof of their product claims.

Applied DNA Sciences Portal

CertainT® and other customer applications include the use of a software platform that enables customers to manage the security of company-marked goods from point of marking to point of authentication or validation to end of life. The base platform is configurable to customer requirements. Basic functions offered include molecular tag inventory management, program training and communications, a database of marked items information, associated documents and images, chain of custody and location tracking, sample authentication processing and CODA downloads, and other administrative functions.

Plan of Operations

General

We seek to leverage our proprietary PCR-based DNA LinearDNATM manufacturing platform to further grow and monetize both our Biotherapeutic Research and Manufacturing” and Non-Biologic Tagging businesses.

To date, the substantial portion of our revenues has been generated from sales pursuant to our non-biological tagging and related services, principally related to our supply chain security and product authentication solutions, including our SigNature® molecular tags, produced via our LinearDNATM platform. We expect to grow revenues from sales of our SigNature® molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. In addition, using our LinearDNATM platform, we expect to continue to grow revenues from our biotherapeutic contract research and nucleic acid therapeutic manufacturing. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on PCR-produced linear DNA products for use in biotherapeutic applications, as well as services for nucleic acid-based in vitro medical diagnostics, preclinical biotechnology research and preclinical biotherapeutic manufacturing and textile and apparel, pharmaceuticals and nutraceuticals, microcircuits and other electronics, and legal cannabis. Historically, approximately 35% of our annual revenue has come from the textile market. The basic technology we use in various markets is very similar, and we believe our solutions are adaptable for many types of products and markets. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from our cotton customer contracts may be seasonal and recognized primarily during our first and fourth fiscal quarters, which may cause operating results to fluctuate significantly quarterly and annually.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note B to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2020 and 2019

Revenues

Product revenues

For the three month periods ended March 31, 2020 and 2019, we generated $197,801 and $119,036, respectively in revenues from product sales. Product revenue increased by $78,765 or 66% for the three month period ended March 31, 2020 as compared to the three month period ended March 31, 2019. The increase in product revenues was primarily due to an increase of approximately $107,000 in biopharmaceuticals revenues during the quarter ended March 31, 2020, as well as an increase of approximately $11,000 in revenues from a nutraceutical customer during the three month period ended March 31, 2020. These increases were offset by decreases in Cash and Valuables in Transit (“CVIT”) of approximately $25,000 and approximately $21,000 in consumer asset marking.

Service revenues

For the three month periods ended March 31, 2020 and 2019, we generated $354,672 and $659,432 in revenues from sales of services, respectively. The decrease in service revenues of $304,760 or 46% for the three month period ended March 31, 2020 as compared to the same period in the prior fiscal year is attributable to a decrease of approximately $200,000 in revenue from the government development contract award that expired during the second half of fiscal 2019. The decrease also related to a decline in revenues from precommercial feasibility projects in textiles of approximately $136,000 and cannabis of approximately $100,000 during the three month period ended March 31, 2020 as compared to the same period in fiscal 2019.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended March 31, 2020 increased by $46,441 or 35% from $133,141 for the three month period ended March 31, 2019 to $179,582 for the three month period ended March 31, 2020. Cost of revenues as a percentage of product revenues was 91% and 112% for the three month periods ended March 31, 2020 and 2019, respectively. This decrease in cost of revenues as a percentage of product revenues is due to the change in product sales mix as well as an inventory adjustment during the second fiscal quarter of 2019.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended March 31, 2020 decreased by $243,370 or 10% from $2,528,914 for the three month period ended March 31, 2019 to $2,285,544 for the three month period ended March 31, 2020. This decrease is attributable to a decrease in professional fees of approximately $183,000 due to reduced legal fees. To a lesser extent, the decrease relates to a reduction of approximately $64,000 in travel fees as result of travel restrictions associated with COVID-19.

Research and Development

Research and development expenses increased to $703,018 for the three month period ended March 31, 2020 from $651,377 for the three month period ended March 31, 2019, an increase of $51,641 or 8%. This increase is primarily due to increased development costs in relation to our biotherapeutic contract research customers, of approximately $100,000, $38,000 of increased development costs for pharmaceuticals as well as increased payroll of $55,000, offset by a decrease of approximately $160,000 in development costs incurred in relation to the government development contract award that expired during the second half of fiscal 2019.

Depreciation and Amortization

In the three month period ended March 31, 2020, depreciation and amortization decreased by $31,136 or 32% from $97,673 for the three month period ended March 31, 2019 to $66,537 for the three month period ended March 31, 2020. The decrease is related to assets becoming fully depreciated during fiscal 2019.

Interest expense

Interest expense for the three month periods ended March 31, 2020 and 2019, was $29,096 and $37,417, respectively related to interest incurred on the secured convertible notes payable.

Other income (expense)

Other income (expense) for the three month periods ended March 31, 2020 and 2019, was expense of $239,601 and $16,703, respectively. The increase of $222,898 is due to an increase in franchise taxes during the three month period ended March 31, 2020.

Net Loss Attributable to Common Stockholders

Net loss increased by $265,368 or 10% from a loss of $2,686,757 for the three month period ended March 31, 2019 to a loss of $2,952,125 for the three month period ended March 31, 2020, due to the factors noted above.

Comparison of Results of Operations for the Six Month Periods Ended March 31, 2020 and 2019

Revenues

Product revenues

For the six month periods ended March 31, 2020 and 2019, we generated $435,671 and $440,747, respectively, in revenues from product sales. Product revenue decreased by $5,076 or 1% for the six month period ended March 31, 2020 as compared to the same period in the prior fiscal year. This decrease in product revenues was primarily from a decrease in textiles of approximately $196,000 due to a shipment of DNA concentrate for protecting the supply chain during the six month period ended March 31, 2019. This decrease was offset by an increase of approximately $242,000 in biopharmaceutical revenue during the first half of fiscal 2020.

Service revenues

For the six month periods ended March 31, 2020 and 2019, we generated $750,321 and $1,222,044, respectively, in revenues from sales of services. The decrease in service revenues of $471,723 or 39% for the six month period ended March 31, 2020 as compared to the same period in the prior fiscal year is attributable to a decrease in revenue of approximately $400,000 associated with the completion of the government contract award, which was completed during the second half of fiscal 2019, as well as decreases of approximately $136,000 in textiles and approximately $49,000 in cannabis due to a decline in feasibility projects year over year. These decreases were offset by an increase in our biotherapeutic contract research business of approximately $145,000.

Costs and Expenses

Cost of Revenues

Cost of revenues for the six month period ended March 30, 2020 increased by $124,987 or 44% from $286,626 for the six month period ended March 31, 2019 to $411,613 for the six month period ended March 31, 2020. Cost of revenues as a percentage of product revenues was 94% and 65% for the six month periods ended March 31, 2020 and 2019, respectively. This increase in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the six month period ended March 31, 2019 included textiles sales, which are at a higher gross margin.

Selling, General and Administrative

Selling, general and administrative expenses for the six month period ended March 31, 2020 decreased by $952,338 or 17% from $5,611,295 for the six month period ended March 31, 2019 to $4,658,957 for the six month period ended March 31, 2020. The decrease is attributable to a decrease in payroll expenses of approximately $272,000 related to headcount reductions. The decrease is also due to a decrease in stock based compensation expense of approximately $262,000. The decrease in stock based compensation was primarily associated with stock option grants modifications during the six month period ended March 31, 2019. In addition, there was a decrease in legal and professional fees of approximately $139,000, consulting fees of approximately $121,000, reduced travel expenses of approximately $110,000 and filing fees of approximately $45,000.

Research and Development

Research and development expenses decreased to $1,267,444 for the six month period ended March 31, 2020 from $1,360,941 for the six month period ended March 31, 2019, a decrease of $93,497 or 7%. This decrease is primarily due to a decrease in development costs incurred in relation to the government development contract of approximately $336,000, offset by increased biotherapeutic development of approximately $115,000, approximately $43,000 for pharmaceuticals, and an increase of approximately $36,000 in payroll.

Depreciation and Amortization

In the six month period ended March 31, 2020, depreciation and amortization decreased by $91,120 or 39% from $232,724 for the six month period ended March 31, 2019 to $141,604 for the six month period ended March 31, 2020. The decrease is related to assets becoming fully depreciated during fiscal 2019.

Interest expense

Interest expense for the six month periods ended March 31, 2020 and 2019, was $58,187 and $69,028, respectively related to interest incurred on the secured convertible notes payable.

Other income (expense)

Other income (expense) for the six month periods ended March 31, 2020 and 2019, was expense of $261,833 and $23,254, respectively. The increase of $238,579 is due to an increase in franchise taxes during the six month period ended March 31, 2020.

Net Loss Attributable to Common Stockholders

Net loss decreased by $303,399 or 5% from $5,921,077 for the six month period ended March 31, 2019 to $5,617,678 for the six month period ended March 31, 2020, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2020, we had working capital of $8,129,189. For the six month period ended March 31, 2020, we used cash in operating activities of $5,151,404 consisting primarily of our loss of $5,613,646 net with non-cash adjustments of $141,604 in depreciation and amortization charges, $432,758 in stock-based compensation expense, and $12,576 in amortization of debt issuance costs. Additionally, we had a net decrease in operating assets of $257,402 and a net decrease in operating liabilities of $382,098. Cash provided by financing activities was $13,300,059, which included net proceeds from the November 2019 sale of Common Stock and warrants of $10,639,728, net proceeds from the exercise of warrants of $2,768,133 and the repayment of secured convertible promissory notes of $107,802.

We have recurring net losses, which have resulted in an accumulated deficit of $262,423,267 as of March 31, 2020. At March 31, 2020, we had cash and cash equivalents of $8,662,889.

Historically we have financed our activities through the sale of common stock and warrants. Through March 31, 2020, we have dedicated most of our financial resources to research and development, including the development and validation of our own technologies as well as, advancing our intellectual property, and general and administrative activities.

As discussed in Note F, to the accompanying unaudited condensed consolidated financial statements, on November 15, 2019, we closed on an underwritten public offering of 2,285,000 shares of Common Stock and warrants to purchase up to an aggregate of 2,285,000 shares of Common Stock. Each share of Common Stock was sold together with one warrant to purchase one share of Common Stock at a combined effective price to the public of $5.25 per share and accompanying warrant. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, were approximately $12.0 million. After deducting underwriting discounts and commissions and other offering expenses, the total net proceeds were $10.5 million. In addition, during the three month period ended March 31, 2020, 566,950 of these warrants were exercised, resulting in net proceeds to the Company of approximately $2.77 million. Subsequent to the three month period ended March 31, 2020 an additional $2.91 million of net proceeds was received from the exercise of these warrants.

We expect to finance our operations primarily through cash received from the November 2019 underwritten public offering and the subsequent warrant exercises, discussed above, as well as collection of our accounts receivable. We estimate that we will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

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

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. The Company is monitoring this, and although operations have not been materially affected by the COVID-19 outbreak as of and for the three and six months ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. On March 7, 2020 the Governor of New York declared a health emergency and issued an order to close all nonessential businesses until at least May 15, 2020. Portions of the Company’s business are deemed to be an essential business, such as its government and pharmaceutical contracts, as well as its vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, the Company has reduced the scope of its operations and where possible, certain workers are telecommuting from their homes. As discussed in Note J to the accompanying condensed consolidated financial statements, we received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the PPP of the CARES Act.

Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of this report. As a result of COVID-19 we have experienced a decline in revenues from non-biological tagging and related services. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended for the fiscal year ended 30 September 2019 with the additional risk factor set forth below, which supplements, and to the extent inconsistent, supersedes such risk factors.

The COVID-19 global pandemic may materially and adversely impact our business, financial condition and results of operations.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted our operations and could affect our business, as government authorities impose mandatory closures, work-from-home orders and social distancing protocols or impose other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. While portions of our business are considered “essential” such as our government and pharmaceutical contracts, as well as its vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, the Company has reduced the scope of its operations and where possible, certain workers are telecommuting from their homes. As a result of COVID-19 we have experienced a decline in revenues from non-biological tagging and related services. As the COVID-19 outbreak and responses to it continue to evolve, we may experience further adverse impacts on our operations, including our ability to secure supplies, and our ability to access capital on favorable terms, or at all, may be impaired. There may also be long-term effects on our customers in and the economies of affected countries. Although the duration and ultimate impact of these factors is unknown at this time, the decline in economic conditions due to COVID-19, or another disease-causing similar impacts, may adversely affect our business, financial condition and results of operations and such impact may be material.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed with
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed	this Form 10-Q
4.1*	Description of Securities					X
10.1	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101 INS*	XBRL Instance Document					X
101 SCH*	XBRL Taxonomy Extension Schema Document					X
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB*	XBRL Extension Label Linkbase Document					X
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Applied DNA Sciences, Inc.

Dated: May 14, 2020	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 14, 2020	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

