Form 10-Q
period 2020-06-30
APPLIED DNA SCIENCES INC
filed 2020-08-06
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

☐   Yes    ☒    No

On July 31, 2020, the registrant had 5,142,779 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2020

Part I - Financial Information

Item 1 – Financial Statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,924,968	$558,988
Accounts receivable, net of allowance of $26,131 at June 30, 2020 and $4,500 at September 30, 2019, respectively	231,192	839,951
Inventories	444,640	142,629
Prepaid expenses and other current assets	554,693	604,740
Total current assets	12,155,493	2,146,308

Property and equipment, net	750,532	226,221

Other assets:
Deferred offering costs	-	109,698
Deposits	95,027	62,351
Goodwill	285,386	285,386

Intangible assets, net	688,594	734,771
Total Assets	$13,975,032	$3,564,735

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities (including related party of $27,097 at June 30, 2020)	$1,640,552	$1,616,997
Promissory notes payable-current portion	376,351	-
Deferred revenue	431,214	628,993
Total current liabilities	2,448,117	2,245,990

Long term accrued liabilities	785,435	621,970
Promissory notes payable-long term portion	470,438	-
Secured convertible notes payable, related party. net of debt issuance costs	1,492,292	1,442,497
Secured convertible notes payable, recorded at fair value	-	102,777
Total liabilities	5,196,282	4,413,234

Commitments and contingencies (Note H)

Applied DNA Sciences, Inc. Stockholders’ Equity (Deficit) :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	-	-
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	-	-
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	-	-

Common stock, par value $0.001 per share; 500,000,000 shares authorized; 4,968,197 and 1,207,993 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	4,969	1,208
Additional paid in capital	274,493,010	255,962,922
Accumulated deficit	(265,712,717)	(256,805,589)
Applied DNA Sciences, Inc. stockholders’ equity (deficit):	8,785,262	(841,459)
Noncontrolling interest	(6,512)	(7,040)
Total equity (deficit)	8,778,750	(848,499)

Total liabilities and equity (deficit)	$13,975,032	$3,564,735

See the accompanying notes to the unaudited condensed consolidated financial statements

1

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues:

Product	56,911	$392,599	492,582	$885,736
Service	374,605	1,660,858	1,124,926	$2,830,511
Total revenues	431,516	2,053,457	1,617,508	3,716,247

Cost of revenues	154,804	270,883	566,417	557,508

Operating expenses:
Selling, general and administrative	2,589,042	2,407,223	7,247,999	8,018,516
Research and development	814,599	719,668	2,082,043	2,080,610
Depreciation and amortization	61,865	87,315	203,469	320,039

Total operating expenses	3,465,506	3,214,206	9,533,511	10,419,165

LOSS FROM OPERATIONS	(3,188,794)	(1,431,632)	(8,482,420)	(7,260,426)

Other (expense) income:
Interest expense (including related parties interest of $26,267 and $75,577 for the three and six months ended June 30, 2019, respectively)	(28,624)	(38,177)	(86,811)	(107,206)
Other expense, net	(72,694)	(8,102)	(334,527)	(31,356)

Loss before provision for income taxes	(3,290,112)	(1,477,911)	(8,903,758)	(7,398,988)

Provision for income taxes	-	-	-	-

NET LOSS	(3,290,112)	(1,477,911)	(8,903,758)	(7,398,988)
Less: Net loss (income) attributable to noncontrolling interest	662	-	(528)	-
NET LOSS attributable to Applied DNA Sciences, Inc.	(3,289,450)	(1,477,911)	(8,904,286)	(7,398,988)
Deemed dividend related to warrant modifications	-	-	2,842	-
NET LOSS applicable to common stockholders	$(3,289,450)	$(1,477,911)	$(8,907,128)	$(7,398,988)

Net loss per share applicable to common stockholders-basic and diluted	$(0.72)	$(1.55)	$(2.54)	$(8.46)

Weighted average shares outstanding-basic and diluted	4,577,997	952,835	3,512,149	874,272

See the accompanying notes to the unaudited condensed consolidated financial statements

2

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Nine Month Period Ended June 30, 2019
		Common	Additional
	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2018	752,802	$753	$249,119,833	$(248,366,083)	$754,503

Common stock issued in public offering, net of offering costs	137,500	137	2,262,234	-	2,262,371
Impact of adoption of new accounting pronouncements included in accumulated deficit	-	-	-	493,223	493,223
Stock based compensation expense	-	-	490,244	-	490,244
Net loss	-	-	-	(3,234,320)	(3,234,320)
Balance, December 31, 2018	890,302	890	251,872,311	(251,107,180)	766,021

Common stock issued in public offering, net of offering costs	12,500	13	201,207	-	201,220
Exercise of warrants	40,578	41	718,023	-	718,064
Stock based compensation expense	-	-	267,094	-	267,094
Net loss	-	-	-	(2,686,757)	(2,686,757)
Balance, March 31, 2019	943,380	944	253,058,635	(253,793,937)	(734,358)
Exercise of warrants	14,798	15	269,422	-	269,437
Stock based compensation expense	-	-	154,304	-	154,304
Net loss	-	-	-	(1,477,911)	(1,477,911)
Balance, June 30, 2019	958,178	$959	$253,482,361	$(253,793,937)	$(1,788,528)

For the Nine Month Period Ended June 30, 2020
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2019	1,207,993	1,208	255,962,922	(256,805,589)	(7,040)	(848,499)
Common stock issued in public offering, net of offering costs	2,285,000	2,285	10,527,745	-	-	10,530,030
Deemed dividend - warrant repricing	-	-	2,842	(2,842)	-	-
Stock based compensation expense	-	-	205,490	-	-	205,490
Net loss	-	-	-	(2,662,711)	(30)	(2,662,741)
Balance, December 31, 2019	3,492,993	3,493	266,698,999	(259,471,142)	(7,070)	7,224,280
Exercise of warrants	566,950	567	2,767,566	-		2,768,133
Stock based compensation expense	-	-	227,268	-		227,268
Net loss	-	-	-	(2,952,125)	1,220	(2,950,905)
Balance, March 31, 2020	4,059,943	4,060	269,693,833	(262,423,267)	(5,850)	7,268,776
Exercise of warrants	908,254	909	4,434,358	-		4,435,267
Stock based compensation expense	-	-	364,819	-		364,819
Net loss	-	-	-	(3,289,450)	(662)	(3,290,112)
Balance, June 30, 2020	4,968,197	$4,969	$274,493,010	$(265,712,717)	$(6,512)	$8,778,750

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,903,758)	$(7,398,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,469	320,039
Stock-based compensation	797,577	911,642
Amortization of debt issuance costs	19,195	13,947
Provision for bad debts	21,880	(8,633)
Change in operating assets and liabilities:
Accounts receivable	586,879	1,251,014
Inventories	(302,011)	(88,377)
Prepaid expenses and other current assets and deposits	17,371	83,947
Accounts payable and accrued liabilities	(402,777)	384,607
Deferred revenue	(197,779)	(554,328)

Net cash used in operating activities	(8,159,954)	(5,085,130)

Cash flows from investing activities:

Purchase of property and equipment	(19,657)	(68,486)
Purchase of intangible asset	(36,525)	-

Net cash used in investing activities	(56,182)	(68,486)

Cash flows from financing activities:

Proceeds from Promissory notes (related parties $550,000)	-	550,000
Proceeds from Promissory notes	846,789	-
Net proceeds from exercise of warrants	7,203,401	987,498
Net proceeds from sale of common stock and warrants	10,639,728	2,463,700
Repayment of convertible notes	(107,802)	-
Net cash provided by financing activities	18,582,116	4,001,198

Net increase (decrease) in cash and cash equivalents	10,365,980	(1,152,418)
Cash and cash equivalents at beginning of period	558,988	1,659,564
Cash and cash equivalents at end of period	$10,924,968	$507,146

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$45,354	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Impact of adoption of new accounting pronouncements included in accumulated deficit	$-	$493,223
Interest paid in kind (related party of $51,824 for the nine month period ended June 30, 2019)	$35,625	$65,090
Offering costs incurred, and included in accounts payable	$-	$-
Property and equipment acquired, and included in accounts payable	$611,046	$-
Deemed dividend-warrant repricing	$2,842	$-
Deferred offering costs reclassified to additional paid in capital	$109,698	$-
Intangible asset costs incurred, and included in accounts payable	$14,375	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA,” or the “Company”) develops and markets DNA-based technology solutions utilizing its LinearDNATM large-scale polymerase chain reaction (“PCR”) based manufacturing platform which is capable of producing large scale DNA. The Company’s proprietary platform produces large quantities of DNA for use in the nucleic acid-based in vitro diagnostics and preclinical nucleic-acid based drug development and manufacturing markets including its patent-pending diagnostic (LineaTM COVID-19 Assay Kit) used to detect the presence of SARS-COV-2. The Company also produces large quantities of DNA for supply chain security, anti-counterfeiting and anti-theft applications. The Company is also developing its invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis. Applied DNA’s LinearDNATM PCR platform is capable of producing large scale DNA.

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

•	Nucleic Acid Therapeutic and Diagnostic Manufacturing: The Company uses its LinearDNATM platform to rapidly produce customized DNA for use by its customers engaged in preclinical nucleic acid-based drug development. Through the Company’s proprietary technology it produces large quantities of DNA used in various nucleic acid-based drug candidates including adoptive cell therapies, vaccines (including anti-viral and cancer), gene therapies, RNA-based therapies, clustered regularly interspaced short palindromic repeats (CRISPR) based therapies and other nucleic acid-based therapies. In addition, the Company uses its LinearDNATM platform to produce very large gram-scale quantities of DNA for the in vitro diagnostic market where the Company’s DNA is used for both commercially available diagnostics and diagnostics under development. The Company has also developed a patent-pending nucleic acid-based in vitro diagnostic (LineaTM COVID-19 Assay Kit) to detect the presence of SARS-CoV-2 (the virus that causes COVID-19) RNA in patient specimens. During April 2020, the Company entered into an agreement with Stony Brook University Hospital for the validation of its LineaTM COVID-19 Assay Kit. On May 13, 2020 the Company received Emergency Use Authorization (“EUA”) from the FDA for the clinical use of the Linea COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, 42 U.S.C. §263a, that meet requirements to perform high complexity tests which certification the Company has applied for but has not yet obtained. Subsequently, during July 2020, the Company was granted two EUA amendments that expand the installed base of PCR equipment platforms on which the Company’s LineaTM COVID-19 Assay Kit can be processed and increases the throughput of the LineaTM COVID-19 Assay Kit through the use of automated RNA extraction. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. The Company’s LineaTM COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens.

•	Contract Research: The Company provides preclinical contract research services for the preclinical nucleic acid-based therapeutic markets. The Company works with biotech and pharmaceutical companies to adapt plasmid-based and/or viral transduction-based preclinical biotherapeutics into PCR produced linear DNA-based forms that can be manufactured on its LinearDNATM platform. In addition, the Company provides contract research services to RNA therapeutic biotechnology customers for preclinical studies. These services include the design, development and manufacture of PCR-produced DNA templates for RNA therapeutic candidates.

Non-Biological Tagging and Related Services

The Company’s supply chain security business allows its customers to use non-biologic DNA (molecular) tags, manufactured via its LinearDNATM platform, to mark objects, and then identify these objects by detecting the absence or presence of the molecular tag. The Company’s core products include:

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

June 30, 2020

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

Clinical Testing Laboratory

On June 12, 2020 the Company formed Applied DNA Clinical Labs, LLC (“ADCL”) as a wholly owned subsidiary of Applied DNA. Under ADCL, the Company has applied to the New York State Department of Health for all necessary licensing to operate a New York State clinical diagnostics laboratory. These applications are currently pending. Through ADCL, the Company seeks to further commercialize its EUA approved Linea COVID-19 Assay Kit and its iCTC Technology.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2020 and for the three and nine month periods ended June 30, 2020 and 2019 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2019 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the SEC on December 12, 2019, as amended.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, and Applied DNA Sciences India Private Limited, Applied DNA Clinical Labs LLC and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Applied DNA Clinical Labs LLC was formed in Delaware on June 12, 2020. Significant inter-company transactions and balances have been eliminated in consolidation. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. The condensed consolidated balance sheet as of September 30, 2019 contained herein has been derived from the audited consolidated financial statements as of September 30, 2019 but does not include all disclosures required by GAAP.

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

Liquidity

The Company has recurring net losses, which have resulted in an accumulated deficit of $265,712,717 as of June 30, 2020. The Company incurred a net loss of $8,907,128 and generated negative operating cash flow of $8,159,954 for the nine month period ended June 30, 2020. At June 30, 2020 the Company had cash and cash equivalents of $10,924,968 and working capital of $9,707,376.

The Company has historically financed its activities through the sale of Common Stock and warrants. Through June 30, 2020, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities.

As discussed in Note F, on November 15, 2019, the Company closed on an underwritten public offering of 2,285,000 shares of Common Stock and warrants to purchase up to an aggregate of 2,285,000 shares of Common Stock. Each share of Common Stock was sold together with one warrant to purchase one share of Common Stock at a combined effective price to the public of $5.25 per share and accompanying warrant. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, were approximately $12.0 million. After deducting underwriting discounts and commissions and other offering expenses, the total net proceeds were $10.5 million. In addition, during the nine month period ended June 30, 2020, 1,475,204 of these warrants were exercised, resulting in net proceeds to the Company of approximately $7.2 million. Subsequent to June 30, 2020 an additional $852 thousand of net proceeds was received from the exercise of these warrants.

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

June 30, 2020

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

The Company may require additional funds to complete the continued development of its products, product manufacturing, and to fund expected additional losses from operations until revenues are sufficient to cover its operating expenses. In addition, if the Company is successful with any of its preclinical vaccine candidates, the Company would require additional funds to complete the vaccine candidate development. If revenues are not sufficient to cover the Company’s operating expenses, and if the Company is not successful in obtaining the necessary additional financing, the Company will most likely be forced to reduce operations.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. The Company is monitoring this, and although operations have not been materially affected by the COVID-19 outbreak as of and for the three and nine months ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. The Company believes that the COVID-19 pandemic adversely impacted the global textile industry, which may have resulted in a reduction of textile related revenues. On March 7, 2020 the Governor of New York declared a health emergency and issued an order (as amended) to close all nonessential businesses, which was followed by a phased reopening. Portions of the Company’s business were deemed to be an essential business, such as its government and pharmaceutical contracts, as well as its vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, the Company reduced the scope of its operations. As discussed in Note E below, the Company received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (See Note E for further details).

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

The impact of the COVID-19 pandemic as of and for the three and nine months ended June 30, 2020 did not have a material impact on the valuation of the Company’s intangible assets or reporting units that contain goodwill. As such, we concluded that a triggering event, which would require interim impairment testing for any intangible assets, or reporting units that contain goodwill, did not occur. The Company will continue to evaluate the nature and extent of impacts related to COVID-19 on its business and any impact they may have on management's estimates. The duration and severity of the outbreak and its long-term impact on the Company’s business is uncertain at this time.

Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) issued accounting standard updates which clarify the principles for recognizing revenue arising from contracts with customers (“ASC 606” or “Topic 606”).

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Product Revenues and Authentication Services

The Company’s PCR-produced linear DNA products, are manufactured in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company does not consider payment terms of a performance obligation for customers with contractual terms that are one year or less and has elected the practical expedient. Nearly all of the Company’s sales contracts reflect market pricing at the time the contract is executed, or are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. The Company invoices customers upon shipment, and its collection terms range, on average, from 30 to 60 days. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from these customer contracts may be seasonal and are recognized primarily during the first and fourth quarters of the Company’s fiscal year.

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

June 30, 2020

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	June 30, 2020	June 30, 2019
Research and development services (over-time)	$343,624	$1,608,448
Product and authentication services (point-in-time):
Supply chain	4,358	161,926
Asset marking	83,534	140,562
Large scale DNA production	-	142,521
Total	$431,516	$2,053,457

	Nine Month Period Ended:
	June 30, 2020	June 30, 2019
Research and development services (over-time)	$996,597	$2,657,560
Product and authentication services (point-in-time):
Supply chain	35,678	406,543
Asset marking	303,261	469,035
Large scale DNA production	281,972	183,109
Total	$1,617,508	$3,716,247

Contract balances

As of June 30, 2020, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

	Balance sheet classification	October 1, 2019	June 30, 2020	$ change
Contract liabilities	Deferred revenue	$628,993	$431,214	$197,779

For the three and nine month periods ended June 30, 2020, the Company recognized $252,658 and $610,933, respectively, of revenue that was included in Contract liabilities as of October 1, 2019.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Net Loss Per Share

The Company presents loss per share utilizing a dual presentation of basic and diluted loss per share. Basic loss per share includes no dilution and has been calculated based upon the weighted average number of common shares outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options, warrants and secured convertible notes.

For the three and nine month periods ended June 30, 2020 and 2019, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and nine month periods ended June 30, 2020 and 2019 are as follows:

	2020	2019
Warrants	1,213,501	423,089
Stock options	321,357	198,237
Secured convertible notes	70,963	104,865
	1,605,821	726,191

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2020 included an aggregate of 10%, 17% and 42% from three customers, respectively. The Company’s revenue earned from sale of products and services for the nine month period ended June 30, 2020 included an aggregate of 10%, 11%, 13%, 13% and 15% from five customers, respectively.

The Company’s revenues earned from sale of products and services for the three month period ended June 30, 2019 included an aggregate of 55% and 12% from two customers, respectively. The Company’s revenues earned from sale of products and services for the nine month period ended June 30, 2019 included an aggregate of 37%, 20%, and 11% from three customers, respectively.

Four customers accounted for 37%, 16%, 17% and 11% of the Company’s accounts receivable at June 30, 2020 and one customer accounted for an aggregate of 77% of the Company’s accounts receivable at September 30, 2019.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30, 2020	September 30, 2019
	(unaudited)
Raw materials	$421,300	$87,886
Finished goods	23,340	54,743
Total	$444,640	$142,629

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30, 2020	September 30, 2019
	(unaudited)
Accounts payable	$1,131,427	$1,152,103
Accrued salaries payable	305,630	319,260
Other accrued expenses	203,495	145,634
Total	$1,640,552	$1,616,997

NOTE E —NOTES PAYABLE

CARES Act Loan

The Company received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the PPP of the CARES Act.

All or a portion of the loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 130 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the covered period as defined by the CARES Act.  Applied DNA intends to use all proceeds from the loan to retain employees, maintain payroll and make lease and utility payments.

For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

The loan matures on May 1, 2022 and bears interest at a rate of 1% per annum. Payments of principal and interest commence in November 2020. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Secured Convertible Notes Payable

During December 2019, the remaining outstanding balance of the secured convertible notes payable, including accrued interest, entered into during August and November 2018 (the “Existing Notes”), for a total of $107,802, was repaid by the Company.

During the three and nine month periods ended June 30, 2020, the Company reclassified $0 and $35,625, respectively from accrued liabilities to senior secured notes payable to represent interest due to noteholders that was paid in kind and therefore increased the convertible note balance outstanding at June 30, 2020.

The Company incurred $64,608 of debt issuance costs based on the cost incurred to issue the secured convertible notes payable that were issued during July 2019 (the “July 2019 Notes”). As disclosed in Note F, the holder of the July 2019 Notes also participated in the November 15, 2019 underwritten public offering. During the three and nine month periods ended June 30, 2020 the Company amortized $6,691 and $19,195, respectively, of debt issuance costs resulting in unamortized debt issuance costs of $40,503 and the secured notes payable of $1,492,292 at June 30, 2020. During the three and nine month period ended June 30, 2019 the Company amortized $4,826 and $13,947, respectively.  The debt issuance cost will be amortized over the life of the July 2019 Notes. During the three and nine month periods ended June 30, 2020, the Company incurred $22,677 and $67,707 of interest expense, respectively. The effective interest rate for the three and nine month periods ended June 30, 2020 was 8.0%. During the three and nine month periods ended June 30, 2019, the Company incurred $33,351 and $94,745, respectively of interest expense. The effective interest for the three and nine month periods ended June 30, 2019 was 7.0%.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

During the nine-month period ended June 30, 2020, 1,475,204 of the Common Warrants were exercised, resulting in net proceeds to the Company of approximately $7.2 million.

Subsequent to June 30, 2020, an additional 174,582 warrants were exercised for total net proceeds, of approximately $852 thousand.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE G —WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants (see Note F) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2019	263,592	$131.12
Granted	2,636,125	5.25
Exercised	(1,475,204)	5.25
Cancelled or expired	(211,012)	135.01
Balance at June 30, 2020	1,213,501	$10.03

Options

During the three month period ended June 30, 2020 the Company granted a total of 20,895 options to officers of the Company. These options have a ten year term and vested immediately on the date of grant. During the three month period ended June 30, 2020, the Company also granted a total of 80,628 options to certain members of its board of directors as their annual compensation. These options have a ten year term and vest on the one year anniversary of their grant date.

During the nine months ended June 30, 2020 the Company granted a total of 41,620 options to Mr. Scott L. Anchin, a member of the Company’s board of directors for his consulting services (see Note I). Also during the nine months ended June 30, 2020, the Company granted a total of 20,895 options to officers of the Company, and the Company also granted a total of 80,628 options to certain members of its board of directors as their annual compensation, in each case as detailed above.

NOTE H — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. During November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of June 30, 2020 is $347,297.

The total rent expense for the three and nine month periods ended June 30, 2020 were $150,353 and $437,603, respectively. Total rent expense for the three and nine month periods ended June 30, 2019 were $129,250 and $387,672, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE I — RELATED PARTY TRANSACTIONS

On December 12, 2019, the Company entered into a consulting agreement, with Meadow Hill Place, LLC (“Meadow Hill”), a company wholly owned by Scott L. Anchin (“Mr. Anchin”), a board member, whereby Meadow Hill will provide certain advisory services to the Company. The initial term of the agreement ended on June 12, 2020. The agreement provided for compensation in the form of both cash and equity. Meadow Hill was eligible to receive $125,000 for the initial six month term. In addition, in satisfaction of the equity compensation portion of the agreement, (i) the Company granted an option to purchase 20,834 shares of its Common Stock to Mr. Anchin on December 12, 2019 at an exercise price equal to $4.26 per share, which vested on June 12, 2020, and (ii) the Company granted an option to purchase 20,786 shares of its Common Stock to Mr. Anchin on January 2, 2020 at an exercise price equal to $4.43 per share, of which 9,121 vested on July 2, 2020. The consulting agreement was completed on June 12, 2020 in full satisfaction of all obligations. As a result, the agreement was not extended and therefore expired on June 12, 2020. As a result, 11,665 of the options granted on January 2, 2020, which were related to the extension period, did not vest and were cancelled on June 12, 2020.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report (“Quarterly Report”) on Form 10-Q (including but not limited to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), and our management and other representatives may make forward-looking statements orally or in writing to analysts, investors, representatives of the media and others. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future, including risks relating to the recent outbreak of the coronavirus (COVID-19). You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2019, and the following factors and risks:

•	adverse impact of COVID-19 pandemic on our business, financial operations and results of operations due to, reduction in scope of operations and customer demand;

•	our lack of significant revenues;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry or those that investors deem comparable to us;

•	our limited experience in commercializing, marketing, and distributing our products including our large-scale polymerase chain reaction (“PCR”) based manufacturing platform;

•	our history of net losses, which may continue, and our potential inability to achieve profitability;

•	our difficulty in obtaining or inability to obtain, additional financing if such financing becomes necessary;

•	public reactions to our press releases, other public announcements and filings with the SEC;

•	changes in financial estimates or recommendations by securities analysts, or their ceasing to publish research or reports about our business;

•	the possibility we may fail to make timely payment on our secured convertible notes and as a result, the noteholder enforcing its remedies and ultimately realizing on its collateral which includes substantially all of our assets, including our intellectual property;

•	the appeal and current level of investor interest in the biotechnology/biopharmaceutical capital market sector and in companies in general with business, research strategies and product development pipelines which are similar to us;

•	our commercial opportunities in pharmaceuticals and biologics may be limited;

•	our dependence on a limited number of key customers;

•	lack of acceptance of our products and services by potential customers and potential failure to introduce new products and services;

•	loss of strategic relationships, including with suppliers;

•	expenses or losses associated with lack of widespread market acceptance of our solutions;

•	difficulty or failure in expanding and/or maintaining our sales, marketing and support organizations and our distribution arrangements necessary to enable us to reach our goals with respect to increasing market acceptance of our products and services;

•	inability to attract and retain qualified scientific, production and managerial personnel, including Dr. James A. Hayward, our Chairman, Chief Executive Officer and President (“CEO”);

•	conflicts of interest with affiliates and related parties with whom we have engaged or entered into transactions;

•	competition from products and services provided by other companies, including competition in the principal markets for our drug and biologic candidates and linear DNA;

•	seasonality in revenues related to our cotton customer contracts;

•	fluctuations in quarterly results due to adverse changes in worldwide or domestic economic, political or business conditions;

•	inability to obtain and maintain regulatory approval in the pharmaceutical and biologic markets;

•	inability of our collaborators, licensees, and customers to develop, obtain approval for and successfully commercialize products that incorporate our technology;

•	inability of us, our collaborators or customers to develop and timely manufacture complex biologic products and their components to exacting quality and safety standards;

•	dependence on our collaborators’ and customers’ demand for our manufacturing services;

•	inability to compete effectively in the industries in which we operate;

•	lack of success in our research and development efforts for new products;

•	inability to license new technologies;

•	failure to manage our growth in operations and acquisitions of new technologies and businesses;

•	various uncertainties and risks should we or our competitors explore or engage in future business combinations or other transactions;

•	economic, political, regulatory, legal, operational, and other risks as a result of our international operations;

•	inability to attract qualified scientific, production and managerial personnel;

•	inability to protect our intellectual property rights;

•	intellectual property litigation against us or other legal actions or proceedings in which we may become involved;

•	accidents related to our use of hazardous materials;

•	potential product liability claims;

•	litigation brought by customers, former employees, officers and directors, former distributors and sales representatives, former consultants and vendors and service providers;

•	business disruption due to natural or manmade disaster or other business interruptions;

•	general weakening or decline in the global economy or a period of economic slowdown;

•	unauthorized disclosure of sensitive or confidential data (including customer data) and cybersecurity breaches;

•	the effective increase in the number of shares of our Common Stock available for issuance as a result of our November 2019 reverse stock split could result in further dilution to our existing stockholders and have anti-takeover implications;

•	failure to maintain the listing on, or the delisting of our securities from, The Nasdaq Stock Market LLC (“Nasdaq”);

•	unpredictability of regulatory approval as it relates to our product candidates;

•	potential difficulties and failures in clinically developing and manufacturing our products, or causation of undesirable side effects;

•	variance in regulatory approval across jurisdictions;

•	regulatory scrutiny of our products, including with respect to our LineaTM COVID-19 Assay Kit and our joint efforts to develop vaccine candidates;

•	healthcare legislative measures;

•	noncompliance with regulatory standards and requirements;

•	noncompliance with healthcare legislation;

•	noncompliance with laws or regulatory standards by our suppliers;

•	sales of Common Stock by us, our directors, officers or large stockholders;

•	the large number of shares of Common Stock underlying outstanding options and warrants and potential repurchase requirements of certain warrants;

•	the possibility that we may require additional financing, which may involve the issuance of additional shares of Common Stock or securities exercisable for Common Stock and dilute the percentage of ownership held by our current stockholders;

•	changes in our capital structure;

•	dilution to our stockholders due to conversion of our convertible notes into Common Stock;

•	the occurrence of any potential material weakness in internal controls over financial reporting;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	future short selling and/or manipulation of the price of our Common Stock; and

•	volatility in the price and/or trading volume of our Common Stock, or other securities we may issue from time to time.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, SigNify®, Beacon®, CertainT®,LinearDNATM and LineaTM COVID-19 Assay Kit. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of the respective owners.

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

Applied DNA’s LinearDNATM PCR platform is capable of producing large scale DNA, which we believe offers many benefits over the limitations of other large scale DNA manufacturing systems, including:

•	Speed – Production of DNA via the LinearDNATM platform can be measured in terms of hours, not days and weeks like other large scale DNA manufacturing platforms.

•	Scale – The LinearDNATM platform is flexible and can be adapted to encompass large quantity production.

•	Purity – DNA produced via PCR is pure, resulting in only large quantities of the target DNA sequence. Unwanted DNA sequences such as bacterially-derived DNA is not present.

•	Customization – DNA produced via PCR can be easily chemically modified to suit specific customer applications.

Biotherapeutic Contract Research and Manufacturing

Our patented continuous flow PCR systems and other proprietary PCR-based production technology and post-processing systems that comprise the LinearDNATM platform allow for the large-scale production of specific DNA sequences. The LinearDNATM platform is currently being used in a patent pending nucleic acid based in vitro diagnostic (LineaTM COVID-19 Assay Kit) to detect the presence of SARS-COV-2 RNA and by customers as components of in vitro diagnostic tests and for preclinical nucleic acid-based drug development in the fields of adoptive cell therapies (CAR T and TCR therapies), DNA vaccines (anti-viral and cancer), RNA therapies, clustered regularly interspaced short palindromic repeats (CRISPR) based therapies and gene therapies. We believe our LinearDNATM platform confers a distinct competitive advantage in cost, cleanliness, and time-to-market as compared to other DNA manufacturing systems.

The Company provides preclinical contract research and manufacturing services for the nucleic acid-based therapeutic markets. We work with biotech and pharmaceutical companies to convert plasmid-based and/or viral transduction-based preclinical biotherapeutics into PCR-produced linear DNA-based forms that can be produced on our LinearDNATM platform. In addition, we provide contract research services to RNA based drug and biologic customers for preclinical studies. These services include the design, development and manufacture of PCR-produced DNA templates for RNA. In addition, we also use our LinearDNATM platform to produce very large gram-scale quantities of DNA for the in vitro diagnostic market where our DNA is used for both commercially available diagnostics and diagnostics under development.

During April 2020, we entered into an agreement with Stony Brook University Hospital for the validation of our LineaTM COVID-19 Assay Kit. On May 13, 2020 we received Emergency Use Authorization (“EUA”) from the FDA for the clinical use of the Linea COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 , 42 U.S.C. §263a, that meet requirements to perform high complexity tests, which certification we have applied for but have not yet obtained. Subsequently, during July 2020, we were granted EUA amendments that expand the installed base of PCR equipment platforms on which our LineaTM COVID-19 Assay Kit can be processed and significantly increases the daily testing capacity of the LineaTM COVID-19 Assay Kit through the use of automation. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. Our LineaTM COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens.

We also seek to develop, acquire, and commercialize, ourselves or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs. We are currently directly engaged in preclinical drug candidate development activities focusing on therapeutically-relevant DNA constructs manufactured via our LinearDNATM platform in the fields of DNA-based anti-viral and anti-cancer vaccines, as well as CAR-T cell immunotherapy.

iCTC Technology

We seek to further develop, manufacture and commercialize our Vita-AssayTM iCTC Technology recently acquired from Vitatex, Inc. in August 2019. Our iCTC Technology uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing. We believe our iCTC Technology can be used as an early cancer diagnostic tool, to facilitate cancer disease progression monitoring, to assess metastatic tumor risk and to discover epitopes to serve as targets for nucleic-acid based immunotherapies. Our iCTC Technology has been used and is currently being used in a human cancer drug candidate clinical trial to monitor cancer disease progression in the trial subjects as a Research Use Only diagnostic assay. We believe our iCTC Technology has several advantages over existing in vitro circulating tumor cell diagnostic technologies that do not capture live iCTC cells. The Company seeks to further develop and commercialize this technology and to potentially integrate aspects of the iCTC Technology with the LinearDNATM platform for cancer research and nucleic-acid based drug development.

Clinical Testing Laboratory

On June 12, 2020 we formed Applied DNA Clinical Labs, LLC (“ADCL”) as a wholly owned subsidiary of Applied DNA. Under ADCL, we have applied to the New York State Department of Health for all necessary licensing to operate a New York State clinical diagnostics laboratory. These applications are currently pending. Through ADCL, we seek to further commercialize our EUA approved Linea COVID-19 Assay Kit and the iCTC Technology.

Non-Biologic Tagging and Security Products and Services

Our supply chain security business allows our customers to use non-biologic DNA (molecular) tags manufactured on our LinearDNATM platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the molecular tag. We believe our molecular tags are not economically feasible nor practical to replicate, and that our disruptive tracking platform offers broad commercial relevance across many industry verticals.

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

Signature Molecular Tags

SigNature® molecular tags manufactured via our LinearDNATM platform form the core of our supply chain security technology platform. We believe SigNature® molecular tags to be nature’s ultimate means of authentication applied to supply chain security. They provide forensic power and protection for a wide array of applications. Highly secure, robust and durable, SigNature® molecular tags are an ingredient that can be used to fortify brand protection efforts; strengthen supply chain security; and mark, track and convict criminals. Through our SigNature® molecular tags, custom DNA sequences can be embedded into a wide range of host carriers including natural and synthetic materials such as cotton, leather, cannabis, ink, varnish, thread, metal coatings, and pharmaceuticals and nutraceuticals. SigNature® molecular tag formulations are made to be resistant to challenging environments such as heat, cold, vibration, abrasion, organic solvents, chemicals, UV radiation and other extreme environmental conditions, and can be identified for numerous years after being embedded directly into or on an item. The sequence of each individual molecular tag is recorded and stored in a secure database so that we can later detect it to obtain definitive proof of the presence or absence of a specific molecular tag using a simple in-field test, or in our laboratories. Our in-lab forensic testing capability delivers Certificate of DNA Authentication (“CODA”) or an expert witness report, with expert witness services for some cases. Because DNA can be amplified with high fidelity, only minute quantities of our molecular tags extracted from our customers’ goods are necessary for successful analysis and authentication. As a result, SigNature® molecular tags can fold seamlessly into production and logistics workflows at extremely low concentrations.

SigNature® molecular tags have been subjected to rigorous testing by the Idaho National Laboratory, a U.S. National Laboratory, by CALCE (the Center for Advanced Life Cycle Engineering), the largest electronic products and systems research center focused on electronics reliability, and by verified procedures in both our laboratories and those of our customers. The molecular tag has passed all tests across a broad spectrum of materials and substrates and has met key military stability standards. SigNature® molecular tags have also passed a strenuous “red-team” vetting on behalf of the U.S. Defense Logistics Agency.

Our SigNature® molecular tags can be uniquely designed for specific industries. For example, our SigNature® T molecular tags, designed for textiles and apparel industry, are specially engineered to adhere tenaciously to textile substrates, which make them resistant to standard textile production conditions. The result is an enduring forensic level molecular tag that remains present from the fiber stage through to the finished product. Overall SigNature® molecular tags now exist on hundreds of millions of commodity goods ranging from consumer product packaging to microcircuits to cotton and synthetic fibers.

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

To date, the substantial portion of our revenues has been generated from sales pursuant to our non-biological tagging and related services, principally related to our supply chain security and product authentication solutions, including our SigNature® molecular tags produced via our LinearDNATM platform. We expect to grow revenues from sales of our LineaTM COVID-19 Assay Kit, SigNature® molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. In addition, using our LinearDNATM platform, we expect to continue to grow revenues from our biotherapeutic contract research and nucleic acid therapeutic manufacturing. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on PCR-produced linear DNA products for use in biotherapeutic applications, as well as services for nucleic acid-based in vitro medical diagnostics, preclinical biotechnology research and preclinical biotherapeutic manufacturing, including our LineaTM COVID-19 Assay Kit and our joint efforts to develop vaccine candidates, textiles for home and apparel, pharmaceuticals and nutraceuticals, and legal cannabis and hemp products. Historically, approximately 35% of our annual revenue has come from the textile market. The basic technology we use in various markets is very similar, and we believe our solutions are adaptable for many types of products and markets. The cotton ginning season in the United States takes place between September and March each year; therefore, revenues from our cotton customer contracts may be seasonal and recognized primarily during our first and fourth fiscal quarters, which may cause operating results to fluctuate significantly quarterly and annually.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note B to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three Month Periods Ended June 30, 2020 and 2019

Revenues

Product revenues

For the three month periods ended June 30, 2020 and 2019, we generated $56,911 and $392,599, respectively in revenues from product sales. Product revenue decreased by $355,688 or 86% for the three month period ended June 30, 2020 as compared to the three month period ended June 30, 2019. The decrease in product revenues was primarily due to a decrease of approximately $143,000 in biotherapeutic revenues due to the timing of shipments during the quarter ended June 30, 2020 as compared to the same period in the prior fiscal year. There was also a decrease of approximately $140,000 in revenues from the textile industry. This decrease in revenues for the textile industry is primarily due to the Company having recognized $121,000 for shipments of DNA concentrate and DNA transfer systems relating to the cotton supply chain during the three month period ended June 30, 2019. Further decreases include $37,000 within Cash and valuables in transit (“CVIT”), primarily as a result of global stay at home orders due to the COVID-19 global pandemic.

Service revenues

For the three month periods ended June 30, 2020 and 2019, we generated $374,605 and $1,660,858 in revenues from sales of services, respectively. The decrease in service revenues was $1,286,253 or 77% for the three month period ended June 30, 2020 as compared to the same period in the prior fiscal year. The decrease is attributable to a decrease in revenue from a licensing agreement in the cannabis industry of $1,000,000 as well as cannabis feasibility pilots of $136,716 during three months ended June 30, 2019. The decrease also relates to a decline in revenues of approximately $212,576 from the government development contract award that expired during the second half of fiscal 2019. These decreases were offset by an increase of $70,364 attributable to our biotherapeutic contract research business, primarily from two validation studies.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three month period ended June 30, 2020 decreased by $116,079 or 43% from $270,883 for the three month period ended June 30, 2019 to $154,804 for the three month period ended June 30, 2020. Cost of revenues as a percentage of product revenues was 272% and 69% for the three month periods ended June 30, 2020 and 2019, respectively. This increase in cost of revenues as a percentage of product revenues is due to certain fixed costs such as rent, and payroll not being fully absorbed as a result of the low product revenue during the three month period ended June 30, 2020. The increase in cost of revenues as a percentage of product revenues also relates to the change in product sales mix as the product revenues during the three months ended June 30, 2019 were primarily comprised of cotton revenue, which is at a higher gross margin.

Selling, General and Administrative

Selling, general and administrative expenses for the three month period ended June 30, 2020 increased by $181,819 or 8% from $2,407,223 for the three month period ended June 30, 2019 to $2,589,042 for the three month period ended June 30, 2020. This increase is attributable to an increase in stock compensation expense of $210,000 of which approximately $150,000 related to grants of options to the officers of the company that vested immediately, the remainder of the increase related to expense incurred for consultant and board member options. The increase also related to an increase in consulting fees of $44,000. These increases were offset by decreases of $81,000 and $86,000 in investor relations and travel, respectively.

Research and Development

Research and development expenses increased to $814,599 for the three month period ended June 30, 2020 from $719,668 for the three month period ended June 30, 2019, an increase of $94,931 or 13%. This increase is primarily due to increased development costs in relation to our biotherapeutic contract research and manufacturing, as it relates to the development of our LineaTM COVID-19 Assay Kit.

Depreciation and Amortization

In the three month period ended June 30, 2020, depreciation and amortization decreased by $25,450 or 29% from $87,315 for the three month period ended June 30, 2019 to $61,865 for the three month period ended June 30, 2020. The decrease is related to assets becoming fully depreciated during fiscal 2019.

Interest expense

Interest expense for the three month periods ended June 30, 2020 and 2019, was $28,624 and $38,177, respectively related to interest incurred on the secured convertible notes payable.

Other income (expense)

Other income (expense) for the three month periods ended June 30, 2020 and 2019, was expense of $72,694 and $8,102, respectively. The increase of $64,592 is due to an increase in an accrual for annual franchise taxes during the three month period ended June 30, 2020.

Net Loss Attributable to Common Stockholders

Net loss increased by $1,811,539 or 123% from a loss of $1,477,911 for the three month period ended June 30, 2019 to a loss of $3,289,450 for the three month period ended June 30, 2020, due to the factors noted above.

Comparison of Results of Operations for the Nine Month Periods Ended June 30, 2020 and 2019

Revenues

Product revenues

For the nine month periods ended June 30, 2020 and 2019, we generated $492,582 and $885,736, respectively, in revenues from product sales. Product revenue decreased by $393,154 or 44% for the nine month period ended June 30, 2020 as compared to the same period in the prior fiscal year. This decrease in product revenues was primarily from a decrease in textiles of $341,030 due to a shipment of DNA concentrate for protecting the supply chain during the nine month period ended June 30, 2019, as well as decreases in consumer asset marking of $87,351 and CVIT of $64,394. These decreases were offset by an increase of approximately $65,000 in biotherapeutic revenue for bulk DNA for the use by a customer in in-vitro diagnostics.

Service revenues

For the nine month periods ended June 30, 2020 and 2019, we generated $1,124,926 and $2,830,511, respectively, in revenues from sales of services. The decrease in service revenues of $1,705,585 or 60% for the nine month period ended June 30, 2020 as compared to the same period in the prior fiscal year is attributable to a decrease in revenue of approximately $612,890 associated with the completion of a government contract award, which was completed during the second half of fiscal 2019, as well as decreases of approximately $135,000 in textiles and $1,185,869 in cannabis due to a decline in licensing and feasibility projects year over year. These decreases were offset by an increase in our biotherapeutic contract research business of $250,438 relating to validation studies.

Costs and Expenses

Cost of Revenues

Cost of revenues for the nine month period ended June 30, 2020 increased by $8,909 or 2% from $557,508 for the nine month period ended June 30, 2019 to $566,417 for the nine month period ended June 30, 2020. Cost of revenues as a percentage of product revenues was 115% and 63% for the nine month periods ended June 30, 2020 and 2019, respectively. This increase in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the nine month period ended June 30, 2019 included textiles sales, which are at a higher gross margin.

Selling, General and Administrative

Selling, general and administrative expenses for the nine month period ended June 30, 2020 decreased by $770,517 or 10% from $8,018,516 for the nine month period ended June 30, 2019 to $7,247,999 for the nine month period ended June 30, 2020. The decrease is attributable to a decrease in payroll expenses of approximately $269,000 related to headcount reductions. The decrease is also due to a decrease in stock based compensation expense of approximately $114,000. The decrease in stock based compensation was primarily associated with stock option grants modifications during the nine month period ended June 30, 2019. In addition, there was a decrease in legal and professional fees of approximately $106,000, consulting fees of approximately $90,000, and reduced travel expenses of approximately $196,000.

Research and Development

Research and development expenses remained fairly constant at $2,082,043 for the nine month period ended June 30, 2020 as compared to $2,080,610 for the nine month period ended June 30, 2019.

 Depreciation and Amortization

 In the nine month period ended June 30, 2020, depreciation and amortization decreased by $116,570 or 36% from $320,039 for the nine month period ended June 30, 2019 to $203,469 for the nine month period ended June 30, 2020. The decrease is related to assets becoming fully depreciated during fiscal 2019.

Interest expense

Interest expense for the nine month periods ended June 30, 2020 and 2019, was $86,811 and $107,206, respectively related to interest incurred on the secured convertible notes payable.

Other income (expense)

Other income (expense) for the nine month periods ended June 30, 2020 and 2019, was expense of $334,527 and $31,356, respectively. The increase of $303,171 is due to an increase in franchise taxes during the nine month period ended June 30, 2020.

Net Loss Attributable to Common Stockholders

Net loss increased by $1,508,140 or 20% from $7,398,988 for the nine month period ended June 30, 2019 to $8,907,128 for the nine month period ended June 30, 2020, due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2020, we had working capital of $9,707,376. For the nine month period ended June 30, 2020, we used cash in operating activities of $8,159,954 consisting primarily of our loss of $8,903,758 net with non-cash adjustments of $203,469 in depreciation and amortization charges, $797,577 in stock-based compensation expense, $19,195 in amortization of debt issuance costs and $21,880 in bad debt expense. Additionally, we had a net decrease in operating assets of $302,239 and a net decrease in operating liabilities of $600,556. Cash provided by financing activities was $18,852,116, which included net proceeds from the November 2019 sale of Common Stock and warrants of $10,639,728, net proceeds from the exercise of warrants of $7,203,401, proceeds received from the PPP loan of $846,789 and the repayment of secured convertible promissory notes of $107,802.

We have recurring net losses, which have resulted in an accumulated deficit of $265,712,717 as of June 30, 2020. At June 30, 2020, we had cash and cash equivalents of $10,924,968.

Historically we have financed our activities through the sale of Common Stock and warrants. Through June 30, 2020, we have dedicated most of our financial resources to research and development, including the development and validation of our own technologies as well as, advancing our intellectual property, and general and administrative activities.

As discussed in Note F, to the accompanying unaudited condensed consolidated financial statements, on November 15, 2019, we closed on an underwritten public offering of 2,285,000 shares of Common Stock and warrants to purchase up to an aggregate of 2,285,000 shares of Common Stock. Each share of Common Stock was sold together with one warrant to purchase one share of Common Stock at a combined effective price to the public of $5.25 per share and accompanying warrant. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, were approximately $12.0 million. After deducting underwriting discounts and commissions and other offering expenses, the total net proceeds were $10.5 million. In addition, during the nine month period ended June 30, 2020, 1,475,204 of these warrants were exercised, resulting in net proceeds to the Company of approximately $7.2 million. Subsequent to June 30, 2020 an additional $852,000 of net proceeds was received from the exercise of these warrants.

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

We may require additional funds to complete the continued development of our products, product manufacturing, and to fund expected additional losses from operations until revenues are sufficient to cover our operating expenses. In addition, if we are successful with any of our preclinical vaccine candidates, we would require additional funds to complete their development. If revenues are not sufficient to cover our operating expenses, and if we are not successful in obtaining the necessary additional financing, we will most likely be forced to reduce operations.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. We continue to monitor this pandemic, and although operations have not been materially affected by the COVID-19 outbreak as of and for the three and nine months ended June 30, 2020, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. We believe that the COVID-19 pandemic adversely impacted the global textile industry, which may have resulted in a reduction of our textile related revenues. On March 7, 2020 the Governor of New York declared a health emergency and issued an order (as amended) to close all nonessential businesses, which was followed by phased reopening. Portions of the Company’s business were deemed to be an essential business, such as its government and pharmaceutical contracts, as well as its vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, the Company reduced the scope of its operations. As discussed in Note E in the accompanying condensed consolidated financial statements, the Company received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2019, with the additional risk factors set forth below, which supplement, and to the extent inconsistent, supersede such risk factors.

The COVID-19 global pandemic may materially and adversely impact our business, financial condition and results of operations.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted our operations and has affected our business, as government authorities impose mandatory closures, work-from-home orders and social distancing protocols or impose other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. Portions of our business are considered “essential” such as our government and pharmaceutical contracts, as well as our vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, the Company has reduced the scope of its operations and where possible, certain workers are telecommuting from their homes. As a result of COVID-19 we have experienced a decline in revenues from non-biological tagging and related services. As the COVID-19 outbreak and responses to it continue to evolve, we may experience further adverse impacts on our operations, including our ability to secure supplies, and our ability to access capital on favorable terms, or at all, may be impaired. There may also be long-term effects on our customers in and the economies of affected countries. Although the duration and ultimate impact of these factors is unknown at this time, the decline in economic conditions due to COVID-19, or another disease-causing similar impacts, may adversely affect our business, financial condition and results of operations and such impact may be material.

Our joint pursuit of a potential vaccine for SARS-CoV-2 is at an early stage and may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.

In response to the global outbreak of coronavirus, we are jointly pursuing the development of linear DNA vaccine candidates in collaboration with Takis S.R.L. and its wholly-owned subsidiary, Evvivax S.R.L. (“Takis/Evvivax”). Our joint development of vaccine candidates is in early stages, and we may be unable to produce a successful vaccine candidate in a timely manner, if at all. Additionally, development of an effective vaccine candidate depends on the success of our and our partner’s manufacturing capabilities, and we may face challenges in clinical trials, licensing, distribution channels, intellectual property disputes or challenges, and the need to establish teams of people with the relevant skills worldwide. We may also face challenges with sourcing a sufficient amount of raw materials to support the demand for a vaccine. We may be unable to effectively create a supply chain for any vaccine candidate that will adequately support demand.

We would require additional funding in order to enable us to have sufficient capacity to respond to a global health challenge.  Our commitment of financial resources and personnel to the joint development of these vaccine candidates may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern.  Our business could be negatively impacted by our allocation of significant resources, including managerial and financial, to a global health threat that is unpredictable and could rapidly dissipate or against which our jointly-developed vaccine candidate may not be partially or fully effective and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that any vaccine candidate would be approved at all or for inclusion in government stockpile programs, which may be material to the commercial success of a product candidate, either in the United States or abroad.

In addition, another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19 which may also lead to the diversion of funding away from us and toward other companies. In particular, given the widespread media attention on the current COVID-19 pandemic, there are efforts by public and private entities to develop a COVID-19 vaccine as fast as possible, including by AstraZeneca, GlaxoSmithKline, Johnson & Johnson, Moderna, Pfizer, and Sanofi. Those other entities may develop COVID-19 vaccines that are more effective than any we may jointly develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to jointly develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. These other organizations are much larger than we are and have access to larger pools of capital and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our joint COVID-19 vaccine development efforts or for us to ultimately commercialize any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

The regulatory pathway of a potential vaccine for SARS-CoV-2 is continually evolving, and may result in unexpected or unforeseen challenges.

The speed at which all parties are moving to create, test and approve a vaccine for COVID-19 is highly unusual, and evolving or changing plans or priorities at the FDA, including based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory pathway for any of our potential vaccine candidates. For example, any results from clinical testing may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. In addition, the FDA’s analysis of any clinical data may differ from our interpretation and the FDA may require that we conduct additional analyses.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an EUA for any vaccine candidate, we would be able to commercialize it prior to FDA approval. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

None.

Item 5. — Other Information.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2020 (the “July 8-K”) and in the Company’s definitive proxy statement, as filed with the SEC on August 3, 2020 (the “Proxy Statement”), the Company plans to hold its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”) on September 16, 2020 at 10:00 a.m., Eastern Time. The 2020 Annual Meeting will be held in a virtual format only, via the Internet, with no physical in-person meeting. Additional details regarding the location via the Internet and matters to be voted on at the 2020 Annual Meeting are available in the Proxy Statement.

The Company’s 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”) was held on May 16, 2019. Because the date of the 2020 Annual Meeting represents a change of more than 30 days from the anniversary date of the 2019 Annual Meeting, the Company disclosed in the July 8-K a new deadline for the submission of stockholder proposals. In accordance with Rule 14a-5(f) of the Exchange Act and consistent with the ByLaws of the Company, the Company informed stockholders that a proposal or notice on Schedule 14N under Rule 14a-18 under the Exchange Act (i) intended to be included in the Proxy Statement under Rule 14a-8 under the Exchange Act or (ii) intended to be presented at the 2020 Annual Meeting other than by inclusion in the Proxy Statement, must be received by the Company on or prior to 5:00 p.m. Eastern Time on August 10, 2020 to be considered timely. Any proposal or nomination received after such date will be considered untimely.

Item 6. — Exhibits.

Exhibit No.	Exhibit Description
10.1*†	Consulting Agreement, dated as of December 12, 2019, by and between Applied DNA Sciences, Inc. and Meadow Hill Place, LLC
10.2*	Agreement of Lease, dated November 1, 2015, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.
10.3*	Temporary Lease Extension Agreement, dated August 9, 2019, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.
10.4*	Amendment to Leases, dated November 4, 2019, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.
10.5*	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	XBRL Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

† Indicates a management contract or any compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: August 6, 2020	/s/ JAMES A. HAYWARD
James A. Hayward, Ph. D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 6, 2020	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)