Form 10-K
period 2020-09-30
APPLIED DNA SCIENCES INC
filed 2020-12-17
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected to not use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐     Yes     ☒     No

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Capital Market as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2020), was approximately $13.5 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2020 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 10, 2020, the Registrant had outstanding 5,661,330 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, or will be included in an amendment hereto, to be filed not later than 120 days after the close of the fiscal year ended September 30, 2020. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

Forward-looking Information

This Annual Report on Form 10-K (including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), and our management and other representatives may make forward-looking statements orally or in writing to analysts, investors, representatives of the media and others. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future, including risks relating to the continuing outbreak of the coronavirus (COVID-19). You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth under Item 1, “Business,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in this report, those set forth from time to time in our other filings with the SEC.

Our forward-looking statements address, among other things:

•	our expectations of future revenues, expenditures, capital or other funding requirements;

•	the adequacy of our cash and working capital to fund present and planned operations and growth;

•	our business strategy and the timing of our expansion plans;

•	our expectations concerning product candidates for our technologies;

•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;

•	our expectations of when different phases of clinical activity may commence and conclude;

•	the effect of governmental regulations generally;

•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and;

•	our expectations of when commercial sales of our products may commence and when actual revenue from the product sales may be received.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

•	economic and industry conditions generally and in our specific markets;

•	the volatility of, and decline in, our stock price; and

•	our current lack of financing for operations and our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, SigNify®, Beacon®, CertainT®, LinearDNATM, LineaTM COVID-19 Assay Kit and safeCircleTM Surveillance Program. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Annual Report on Form 10-K are the property of their respective owners, including, without limitation, the PimaCott®, HomeGrown®, LoneStar™ and HomeGrown Acala™ marks owned by Himatsingka America, Inc. and/or its affiliates.

ITEM 1.	BUSINESS.

Overview

Our proprietary PCR-based DNA LinearDNATM manufacturing platform produces large quantities of DNA for use in the nucleic acid-based in vitro medical diagnostics and preclinical nucleic acid-based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). In response to the COVID-19 pandemic, the Company developed a PCR-based molecular diagnostic test for COVID-19, which was granted Emergency Use Authorization (EUA) by the U.S. Food and Drug Administration (“FDA”) in May 2020. The Company currently manufactures and sells its EUA authorized COVID-19 molecular diagnostic test kit under the LineaTM COVID-19 Assay Kit trademark (“COVID-19 Diagnostic Testing”). In addition, and in further response to the COVID-19 pandemic, the Company developed and is currently offering non-diagnostic COVID-19 pooled surveillance testing to detect instances of COVID-19 in defined populations. The Company’s COVID-19 pooled surveillance testing services are currently offered under the safeCircleTM trademark (“COVID-19 Surveillance Testing”). The Company is also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis.

Applied DNA’s LinearDNATM PCR platform is capable of producing large scale DNA, which we believe offers many benefits over the limitations of other large scale DNA manufacturing systems, including:

•	Speed – Production of DNA via the LinearDNATM platform can be measured in terms of hours, not days and weeks like other large scale DNA manufacturing platforms.

•	Scale – The LinearDNATM platform is flexible and can be adapted to encompass large quantity production.

•	Purity – DNA produced via PCR is pure, resulting in only large quantities of the target DNA sequence. Unwanted DNA sequences such as bacterially-derived DNA are not present.

•	Customization – DNA produced via PCR can be easily chemically modified to suit specific customer applications.

 Corporate History

We are a Delaware corporation, which was initially formed in 1983 under the laws of the State of Florida as Datalink Systems, Inc. In 1998, we reincorporated in the State of Nevada, and in 2002, we changed our name to our current name, Applied DNA Sciences, Inc. In December 2008, we reincorporated from Nevada to the State of Delaware. LineaRx (“LRx”), Inc. was incorporated in Delaware on September 11, 2018. Applied DNA Clinical Labs, LLC (“ADCL”) was formed in Delaware on June 12, 2020.

Our corporate headquarters are located at the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we established laboratories for the manufacture of molecular tags, product prototyping, molecular tag authentication, bulk DNA production, as well the manufacture of our LineaTM COVID-19 Assay Kit and the performance of our COVID-19 Surveillance Testing. The address of our corporate headquarters is 50 Health Sciences Drive, Stony Brook, New York 11790, and our telephone number is (631) 240-8800. We maintain a website at www.adnas.com where general information about us is available. The information on, or that may be accessed through, our website is not incorporated by reference into and should not be considered a part of this report.

 Industry Background

Biotherapeutic Contract Research and Manufacturing

Our patented continuous flow PCR systems and other proprietary PCR-based production technology and post-processing systems that comprise the LinearDNATM platform allows for the large-scale production of specific DNA sequences. The LinearDNATM platform is currently being used for customers to manufacture DNA as components of in vitro diagnostic tests and for preclinical nucleic acid-based drug development in the fields of adoptive cell therapies (CAR T and TCR therapies), DNA vaccines (anti-viral and cancer), RNA therapies, clustered regularly interspaced short palindromic repeats (CRISPR) based therapies and gene therapies. We believe our LinearDNATM platform confers a distinct competitive advantage in cost, cleanliness, and time-to-market as compared to other DNA manufacturing systems.

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

We also seek to develop, acquire, and commercialize, ourselves or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs. We are currently directly engaged in preclinical drug candidate development activities focusing on therapeutically-relevant DNA constructs manufactured via our LinearDNATM platform in the fields of DNA-based anti-viral and anti-cancer vaccines, CAR-T cell immunotherapy and the manufacture of rAAV vectors for gene therapy.

We are also engaged in preclinical and animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via our PCR-based production platform. We seek to develop, acquire and commercialize, alone or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA which we believe will improve existing nucleic acid-based therapeutics or create new nucleic acid-based therapeutics that address unmet medical needs. To this end, we are currently working with our development partners Takis S.R.L. and Evvivax S.R.L. (“Takis/Evvivax”) to develop an amplicon-based linear DNA vaccine for COVID-19 that would be manufactured on our LinearDNATM platform. Together with our development partners, our amplicon-based linear COVID-19 vaccine candidate has shown efficacy in preclinical cell and small animal studies. In September 2020, we entered into an Animal Clinical Trial Agreement with Takis/Evvivax and with Veterinary Oncology Services, PLLC, an affiliate of Guardian Veterinary Specialists (“GVS”), a multi-specialty veterinary hospital. In November 2020, we, together with Takis/Evvivax and GVS, announced receipt of approvals from the New York State Department of Agriculture and Markets and the U.S. Department of Agriculture (“USDA”) on an advanced clinical strategy to conduct a veterinary trial of a vaccine candidate. Our jointly-developed amplicon-based DNA vaccine for COVID-19 is expected to start veterinary clinical trials in domestic feline cats by early 2021, with the end goal of applying for a USDA Animal and Plant Health Inspection Service conditional license to enable commercial veterinary sales for domestic felines.

COVID-19 Diagnostic Testing

On May 13, 2020 we received an EUA from the FDA for the clinical use of the LineaTM COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 , 42 U.S.C. §263a (“CLIA”), that meet requirements to perform high complexity tests, which certification we have applied for but have not yet obtained. Subsequently, during July and November 2020, we were granted EUA amendments that expand the installed base of PCR equipment platforms on which our LineaTM COVID-19 Assay Kit can be processed and significantly increased the daily testing capacity of the LineaTM COVID-19 Assay Kit through the use of automation. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under CLIA to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. Our LineaTM COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We currently manufacture the LineaTM COVID-19 Assay Kit at our facilities in Stony Brook, New York.

COVID-19 Surveillance Testing

Starting in July 2020, the Company under its ADCL subsidiary, began offering COVID-19 pooled surveillance testing to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, safeCircleTM surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. safeCircleTM surveillance testing uses high-sensitivity pooled COVID-19 testing utilizing the LineaTM COVID-19 Assay Kit. Under the safeCircleTM surveillance testing service, pooled test results are returned to the sponsoring organization in the aggregate only, not directly to the participating individuals, and may be performed without CLIA certification. Once potentially infected portions of a defined population are identified by the safeCircleTM surveillance testing service, the individuals comprising the potentially infected portions of the defined population are referred to follow on diagnostic testing at a clinical lab to obtain individual results. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS and New York State Department of Health recommendations. The use of pooled sampling procedures for the safeCircleTM surveillance testing service has been internally validated by ADCL in compliance with current CDC guidance. The use of pooled sampling procedures is not included in the LineaTM COVID-19 Assay Kit EUA.

We seek to commercialize the safeCircleTM surveillance testing TaaS offering with institutional clients such as schools, colleges and businesses. We currently provide safeCircleTM surveillance testing to several private schools, New York State-based small enterprises and college athletic programs.

Clinical Testing Laboratory

Under our ADCL subsidiary, we have applied to the New York State Department of Health for all necessary licensing to operate a New York State clinical diagnostics laboratory. These applications are currently pending. The New York State Department of Health performed its initial inspection of our clinical laboratory and identified deficiencies in the clinical standard of practice. These deficiencies need to be rectified before we can submit a request for re-inspection. We are working to rectify these deficiencies now. Through ADCL, we seek to further commercialize our EUA authorized Linea COVID-19 Assay Kit and our iCTC Technology. ADCL is also performing testing services in support of the Company’s safeCircleTM surveillance testing services in accordance with current CDC, FDA, CMS and New York State Department of Health recommendations.

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

CertainT®

The CertainT® trademark indicates the use of our tagging, testing and tracking platforms and solutions, enabling manufacturers, brands and trade organizations to convey proof of their product claims.

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

Our Strategy

Our products and services are offered in the United States, Europe and Asia. At the present time, we are focusing our efforts on DNA manufacturing services for in vitro medical diagnostics, preclinical biotechnology research, preclinical biotherapeutic candidates and PCR-produced linear DNA products, , the manufacturing and sale of our LineaTM COVID-19 Assay Kit, our testing as a service offerings, primarily as it relates to our COVID-19 Surveillance Testing, and our supply chain security business, primarily in the areas of textile and apparel, pharmaceuticals and nutraceuticals The basic technology we use in various markets is very similar, and we believe our solutions are adaptable for many types of products and markets.

To date, the substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. We expect to grow revenues from sales of our  Linea™ COVID-19 Assay Kit, our COVID-19 Surveillance Testing, clinical diagnostic services (upon receipt of necessary certifications) and the manufacturing of DNA products for the biotechnology and in vitro diagnostic markets. To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. We are also seeking to establish a revenue stream from our iCTC Technology.

Pursue Strategic Acquisitions and Alliances

We intend to pursue strategic acquisitions of companies and technologies that strengthen and complement our core technologies, improve our competitive positioning, allow us to penetrate new markets, and grow our customer base. We also intend to work in collaboration with potential strategic partners in order to continue to market and sell new product lines derived from, but not limited to, biotherapeutics and in vitro diagnostics, non-biologic DNA tagging technologies and other supply chain provenance technologies.

Markets

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

According to an article from BCC Research, (“DNA Diagnostics Market to Almost Double by 2022 with 14.3% CAGR”), the DNA Diagnostics market will reach $23.8 billion in 2022. The potential to provide accurate diagnosis and cost effectiveness over alternative diagnostic techniques are factors that supplement the growth of the DNA diagnostics market. According to estimates from the International Agency for Research on Cancer (IARC), in 2018 there were 17.0 million new cancer cases and 9.5 million cancer deaths worldwide. By 2040, the global burden is expected to grow to 27.5 million new cancer cases and 16.3 million cancer deaths. These numbers, we believe, are set to increase consistently; however, advanced automated DNA diagnostics technologies such as next generation sequencing could play a crucial role in diagnosing and curbing these diseases. In addition, the Global Covid-19 diagnostics market generated $73.19 million in the first quarter of calendar 2020 and is anticipated to hit $9.94 billion by the fourth quarter of calendar 2020 (Allied Market Research, “Global Covid-19 Diagnostics Market to Garner $9.94 Billion by Fourth Quarter of 2020” (November 2, 2020)).

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

We have also developed a patent-pending nucleic acid-based in vitro diagnostic, (LineaTM COVID-19 Assay Kit) to detect the presence of SARS-CoV-2 (the virus that causes COVID-19) RNA in patient specimens. During April 2020, we entered into an agreement with Stony Brook University Hospital for the validation of our LineaTM COVID-19 Assay Kit. On May 13, 2020, we received an EUA from the FDA for the clinical use of the Linea COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal  and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under CLIA that meet requirements to perform high complexity tests which certification the Company has applied for but has not yet obtained.  Subsequently, during July and November 2020, the Company was granted EUA amendments that expand the installed base of PCR equipment platforms on which the Company’s LineaTM COVID-19 Assay Kit can be processed and increases the throughput of the LineaTM COVID-19 Assay Kit through the use of automated RNA extraction. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under the CLIA to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. The Company’s LineaTM COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We currently manufacture the LineaTM COVID-19 Assay Kit at our facilities in Stony Brook, New York. On September 29, 2020 we announced that we had entered into a Master Services Agreement with Stony Brook University Hospital to supply the LineaTM COVID-19 Assay Kit and related automation systems.

In addition, starting in July 2020, the Company through its ADCL subsidiary, began offering COVID-19 pooled surveillance testing to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, safeCircleTM surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. safeCircleTM surveillance testing uses high-sensitivity pooled COVID-19 testing utilizing the LineaTM COVID-19 Assay Kit. Under the safeCircleTM surveillance testing service, pooled test results are returned to the sponsoring organization in the aggregate only, not directly to the participating individuals, and may be performed without CLIA certification. Once potentially infected portions of a defined population are identified by the safeCircleTM surveillance testing service, the individuals comprising the potentially infected portions of the defined population are referred to follow on diagnostic testing at a clinical lab to obtain individual results. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS and New York State Department of Health recommendations. The use of pooled sampling procedures for the safeCircleTM surveillance testing service has been internally validated by ADCL in compliance with current CDC guidance. The use of pooled sampling procedures is not included in the LineaTM COVID-19 Assay Kit EUA. We currently provide safeCircleTM surveillance testing to several private schools, New York State-based small enterprises and college athletic programs.

Biotherapeutic Contract Research and Manufacturing

Nucleic acid-based drugs and biologics have emerged as a new class of treatments for unmet medical needs. Through LRx, we are currently pursuing several types of nucleic acid-based therapeutic applications for PCR-produced DNA. These applications include: (i) adoptive cell therapy; (ii) DNA vaccines; (iii) RNA-based therapeutics and (iv) gene therapies. To date, the most prominent use of adoptive cell therapy is for CAR T-cell immuno-oncology therapies, wherein autologous or allogeneic cells are collected and genetically modified to kill cancer cells. At least two CAR T-cell therapies have recently been approved by the FDA for treatment of B-cell malignancies. These approved therapies have demonstrated high efficacy in published studies. Current CAR T-cell therapies are manufactured via bacterial plasmid and viral vector-based methods. We believe these manufacturing methods are extremely expensive, time-consuming and may have public health concerns. We believe that production of CAR T-cell therapies via a PCR-based platform, without plasmid or viral vectors, may lead to reduced manufacturing times, reduced costs and mitigation of public health concern.

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

Our Market Response

During September 2018, we formed a new, majority owned subsidiary LineaRx, Inc. (LRx) to develop and commercialize our extensive experience in the design, manufacture and chemical modification of DNA via our large scale PCR-based LinearDNATM production platform in the fields of nucleic acid-based therapeutics, including drugs and biologics. We believe our PCR-produced linear DNA products and services are made cleaner and faster than historical manufacturing methods. We are also engaged in preclinical and animal drug candidate development, directly and with collaborators focusing on therapeutically relevant DNA constructs manufactured via our LinearDNATM production platform. We seek to develop, acquire and commercialize, previously alone and now along with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs.

In September 2018, LRx signed a Joint Development Agreement with Takis/Evvivax to develop PCR-produced DNA expression vectors for two of Takis/Evvivax’s DNA-based anti-cancer vaccine candidates. Under the Joint Development Agreement, PCR-produced-linear DNA amplicons carrying the DNA sequences for Takis/Evvivax vaccine candidates will be delivered to preclinical and animal models via Takis/Evvivax’s proprietary electroporation technology. Antigen-specific immune responses aimed at achieving therapeutic effects will be studied. See “Collaboration and Licensing Agreements.” During February 2020 we expanded our existing Joint Development Agreement (JDA) with Takis/Evvivax to include the preclinical development of five linear DNA vaccine candidates against COVID-19. Together with our development partners, our amplicon-based linear COVID-19 vaccine candidates have shown promising efficacy in preclinical cell and small animal studies. In addition, on September 16, 2020, we announced the initiation of a veterinary clinical trial of one of the Company’s five amplicon-based linear COVID-19 vaccine candidates. In November 2020, we, together with Takis/Evvivax and our clinical research partner GVS, announced receipt of approvals from the New York State Department of Agriculture and Markets and the USDA on an advanced clinical strategy to conduct a veterinary trial of a vaccine candidate. Our jointly-developed amplicon-based DNA vaccine for COVID-19 is expected to start veterinary clinical trials in domestic feline cats by early 2021. The goal of the veterinary clinical trial is to evaluate the vaccine candidate as a strategy for the prevention of SARS-CoV-2 (COVID-19) (a zoonotic disease) infections in companion felines of humans. This veterinary clinical trial will seek to understand the immune response in cats by utilizing a vaccination strategy of interest in people that could yield valuable data for both cats and humans, with the end goal of applying for a USDA Animal and Plant Health Inspection Service conditional license to enable commercial veterinary sales for domestic felines.

Non-Biologic Tagging

Pharmaceutical and Nutraceutical Supply Chain

The pharmaceutical industry faces major problems relative to counterfeit, diluted, or falsely labeled drugs that make their way through healthcare systems worldwide, posing a health threat to patients and a financial threat to drug makers and distributors. Counterfeit prescription pharmaceuticals are a growing trend, widely recognized as a public health risk and a serious concern to public health officials, private companies, and consumers. According to a 2017 report by PricewaterhouseCoopers (“Fighting counterfeit pharmaceuticals: New defenses for an underestimated - and growing – menace” (June 2017)), the counterfeit drug market earns between $163 billion to $217 billion per year, making it one of the most lucrative types of illegally-copied goods. The National Association of Boards of Pharmacy estimates that counterfeit drugs account for 1% of all drugs sold in the United States. The global anti-counterfeit packaging market size is projected to grow from USD 106.3 billion in 2020 to USD 188.2 billion by 2025, at a CAGR of 12.09% from 2020 to 2025. The market is driven by factors such as strong growth in the demand from the food & beverage and pharmaceutical & healthcare sectors. The growing pharmaceutical & healthcare industry and rise in counterfeit products in the market are the major drivers of the anti-counterfeit packaging market. Applied DNA’s use of molecular tagging on both the packaging and directly embedded into the dosage itself is targeted at this market segment.

Nearly 40 percent of the drugs Americans take are made outside of the United States, and about 80 percent of manufacturing sites of active pharmaceutical ingredients (APIs) used in drugs manufactured in the United States are located outside our borders—in more than 150 countries, many with less sophisticated manufacturing and regulatory systems than our own. In addition to the sheer volume of imports and foreign facilities, there has been an increase in the variety of sources, shippers, methods of transportation, and supply chain complexity of products. Combined, these factors create great challenges to the FDA and industry in ensuring that all drugs and drug components are high quality and travel safely throughout their complex supply chains. A joint report issued by the Organization for Economic Cooperation and Development (OECD) and the European Union’s Intellectual Property Office (EUIPO) in April 2020 identified the most frequently counterfeited drug products from 2014 to 2016. Most did not contain the active ingredients in the correct proportions, and many contained undeclared substances that are potentially harmful. The study noted that forensic tests of samples suggest that 90% of counterfeit medicines can cause harm to patients. The report also found that 96% of websites offering pharmaceuticals are operating illegally, and that more than 50% and 33% of fake medicines seized in recent years have come from India and China, respectively. The COVID-19 pandemic is exacerbating this situation. Interpol, during its annual Operation Pangea in March (the same week that the WHO declared the novel coronavirus outbreak a pandemic) seized over $14 million worth of dangerous pharmaceuticals in just seven days.  1  (“The COVID-19 Pandemic Magnifies Pharmaceutical Supply Chain Issues” (September 2020)).

Our Market Response

On March 31, 2018, we entered into a License and Cooperation Agreement and a related Supply Agreement with Colorcon, Inc. (“Colorcon”) for the use of our molecular tags in Colorcon’s product offerings and access to our associated authentication technologies. Under the terms of the Agreements, we granted Colorcon exclusive worldwide right to use our molecular tags and associated authentication technologies in film coatings for solid oral dosage form (“SOD”) applications, for which Colorcon is the largest global supplier, and non-exclusive rights to use our technologies in inks and colorants for SOD applications. Pursuant to the Agreements, we will supply taggant and authentication materials to Colorcon in exchange for long-term royalties on the sale of Colorcon products incorporating our molecular tags and on the sale of authentication services related thereto. Further, the first of two milestone payments was paid to us at the signing of the Agreements. We will receive the second milestone payment upon initial approval by a regulatory authority for application in a Solid Oral Dosage Form (SODF) pharmaceutical or nutraceutical product application. The Agreements generally expire on the later of October 1, 2032 or the last expiration date of any patent licensed pursuant to the Agreements.

In April 2018, we filed our Drug Master File with the U.S. FDA to allow confidential information about the chemistry, manufacturing and controls processes of our product to be made available to the FDA for inspection should an end-user company choose to have the FDA review the addition of SigNature molecular tag to their product. In May 2018, the FDA acknowledged receipt of our filing. In April 2020, we were accepted to participate in the FDA’s Emerging Technology Program for guidance in regulatory activities with customers.

We continue to expand the formulation of our SigNature® tags with Colorcon into coatings and inks for targeted pharmaceutical companies, following the October 2011, the FDA Final Guidance document on the use of so called “Physical-Chemical Identifiers” (PCIDs). The FDA Guidance stipulates that a PCID should be pharmacologically inactive and present no risk of adverse reaction. The PCID cannot affect the efficacy of the drug. In addition, 11 categories of information about the PCID must be satisfactorily addressed. We believe SigNature® DNA may be able to fulfill these requirements. In addition, DNA identifier molecular taggants can be embedded at parts per billion onto film coatings that cover many of the world’s leading brands of tablets. By integrating the Applied DNA molecular tags within already utilized film coatings of tablets, we believe we will be able to offer a seamless solution for pharmaceutical company customers.

On February 19, 2020 we entered into a multi-year Master Services Agreement and a Trademark Licensing Agreement (the “Agreements”) with Nutrition21, LLC (“Nutrition21”) to cover commercial production of Nitrosigine®, as well as potential expansion to other products within the Nutrition21 portfolio. Separately, a Broker Agreement was also signed between the parties to enable Nutrition21 to represent Applied DNA’s CertainT platform throughout its extensive network in the dietary supplement market. Shipments of SigNature tags for Nitrosigine commercial production are now in their second production cycle, with shipments for a second product, nooLVL® now in progress. We are providing authentication services for both products on a periodic basis.

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

Our Market Response

As part of the CertainT® platform, our patented SigNature® T molecular tag technology for molecular tagging and authentication has been proven to be scalable and commercially applicable in integrated textile supply chains, in cotton as well as recycled polyester and is currently in use by our customers. Our SigNature® T molecular tag commercial program involves the creation of unique SigNature® T molecular tags that can be used to tag a customer’s cotton fiber at the ginning stage. Our fully automated, secure DNA Transfer Systems allow for traceability and monitoring of all molecularly-tagged cotton at multiple gins in Arkansas and California.

Once tagged, the cotton fiber may be authenticated for textile identity from grower to ginner to spinner to manufacturer to distributor to retailer. At each step of the process, its textile identity can be tested to link the original cotton fiber to finished product, preserving the authenticity of the product and the integrity of the supply chain. SigNature® T DNA tags are being used to mark premium Pima cotton fiber, known as PimaCott® and are also used to mark Upland cotton under the HomeGrown™ trademark. As the cotton ginning in the U.S. takes place sometime between September and March each year, it is possible that revenues from this business will be seasonal. In particular, due to the impacts of the COVID-19 global pandemic, the Company did not recognize revenue for the shipment of DNA concentrate relating to its cotton customer contract during the twelve months ended September 30, 2020.

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

Himatsingka America is generally required to use our technology during the term of the Agreement, subject, among other things, to their customers’ requirements. We have established an independent testing laboratory in Ahmedabad, India, which is required by the agreement. Finished products made from this tagged fiber have been offered for sale under the PimaCott®, HomeGrown®, and HomeGrown Acala™ content branded labels. The Agreement includes customary mutual indemnification provisions. See also the information under the caption “—Distribution of our Products and Commercial Agreements—Himatsingka America.”

Sales and Marketing

We have eight employees engaged in sales and marketing, of which five are directly involved with sales.

Research and Development

In our Biotherapeutic Contract Research and Manufacturing business, our research and development efforts are focused on the development of PCR-produced linear DNA expression vectors for use in nucleic acid-based therapies including drugs and biologics and associated PCR-based methods of linear DNA expression vector manufacture. Methods for viral free transfection, high-level cellular expression and linear DNA based rAAV manufacture are under development. In addition, we are developing several linear DNA based COVID-19 and cancer vaccine candidates in collaboration with Takis/Evvivax.

Under our COVID-19 Diagnostic and Surveillance Testing business, our research and development efforts are focused on the development of high-throughput high-sensitivity molecular diagnostic assays for COVID-19 and other pathogens.

Our research and development efforts for our Non-Biologic Tagging business are primarily focused on incorporating DNA molecular tags into carriers such as ink, textiles, thermoplastics and pharmaceuticals and then authenticating DNA obtained from those marked products both in our laboratories and in the field, with the use of portable infield DNA readers and proprietary reagents. As part of this effort, we typically conduct feasibility and pilot testing to ensure that DNA tagging methods are compatible with the customer’s manufacturing and logistic processes, and that they can be implemented in a cost-effective manner. In some cases, the DNA incorporation methods may undergo wash-out and/or adherence tests to ensure that DNA can be authenticated on a product even if it is subjected to aggressive processing techniques. We also continue development in the area of genotyping of cotton, down to the cultivar level to detect more specific information about cotton type. In short, we have considerable experience working with DNA in a wide range of carriers and substrates and authenticating them even years after they have been applied onto the surface or inside of product materials. We believe that our continued development of new and enhanced technologies relating to our core business is essential to our future success.

We incurred approximately $3.3 million and $3.0 million on research and development activities for the fiscal years ended September 30, 2020 and 2019, respectively

Raw Materials and Suppliers

Our sources of raw materials include synthesized sources of DNA which we are able to replicate to use in our product offerings and that are available from multiple sources.

Manufacturing

We have the capability to manufacture specific sequences of SigNature DNA molecular tags and DNA for biopharma applications using PCR at large scale and to produce all of the resulting finished products at our laboratories in Stony Brook. We manufacture COVID-19 diagnostic assay kits. We also have in-house capabilities to complete all authentications in our Stony Brook location and textile authentications in our India location.

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

Collaboration and Licensing Agreements

Takis S.R.L. and Evvivax S.R.L. During September 2018 we signed a joint development agreement with Takis/Evvivax, biotechnology companies focused on the discovery and development of DNA based anti-cancer vaccines for the human and animal targets, respectively. Under the terms of the agreement, we will jointly develop linear DNA expression vectors for two of Takis/Evvivax’s anti-cancer vaccines candidates utilizing our linear DNA technology. Linear DNA amplicons carrying the DNA sequences for Takis/Evvivax’s vaccine candidates will be delivered to preclinical animal models via Takis/Evvivax’s proprietary electroporation technology. Antigen-specific immune responses aimed at achieving therapeutic effects will be studied. During February 2020 we expanded our existing Joint Development Agreement (JDA) with Takis/Evvivax to include the preclinical development of a linear DNA vaccine against COVID-19. In addition, on September 16, 2020, we announced the initiation of a veterinary clinical trial of one of the Company’s five LineaDNA™ vaccine candidates. In November 2020, we, together with Takis/Evvivax and our clinical research partner GVS, announced receipt of approvals from the New York State Department of Agriculture and Markets and the USDA on an advanced clinical strategy to conduct a veterinary trial of a vaccine candidate. The goal of the vaccine trial is to evaluate the vaccine candidate as a strategy for the prevention of SARS-CoV-2 (COVID-19) (a zoonotic disease) infections in companion felines of humans. This veterinary clinical trial will seek to understand the immune response in cats by utilizing a vaccination strategy of interest in people that could yield valuable data for both cats and humans. Our jointly-developed amplicon-based DNA vaccine for COVID-19 is expected to start veterinary clinical trials in domestic feline cats by early 2021, with the end goal of applying for a USDA Animal and Plant Health Inspection Service conditional license to enable commercial veterinary sales for domestic felines.

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

Customer Concentration

Our revenues earned from sale of products and services for the fiscal year ended September 30, 2020 includes 13%, 12%, 11% and 10% respectively from four customers. At September 30, 2020, four customers accounted for 74% of our accounts receivable. Our revenues earned from sale of products and services for the fiscal year ended September 30, 2019 includes 27%, 26% and 15%, respectively from three customers. At September 30, 2019, one customer accounted for 77% of our accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers, could result in lower revenues and could harm our business, financial condition or results of operations.

Competition

Some of our competitors that operate in the nucleic-acid based therapeutic, biologics and DNA manufacturing markets include: Precigen, Inc., Aldevron, LLC, Cobra Biologics, Limited, Integrated DNA Technologies, Inc., Ziopharm Oncology, Inc., MaxCyte, Inc., Touchlight Genetics Ltd., Novartis AG, Kite Pharma, Inc. and Juno Therapeutics, Inc.

Some of our competitors that operate in the in vitro diagnostics and/or clinical laboratory markets include: Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, PerkinElmer, Inc., Roche Molecular Systems, Inc., Thermo Fisher Scientific Inc., Hologic, Inc., Becton, Dickinson and Company, Abbott Molecular Inc., Canon Inc. and Bio-Rad Laboratories, Inc.

Some of our competitors that operate in the anti-counterfeiting and fraud prevention markets include: AlpVision Sa, Authentix, Inc., Brandwatch Technologies, Inc., Chromologic LLC, Collectors Universe, Inc., DataDot Technology Limited, De La Rue Plc., Digimarc Corporation, DNA Technologies, Inc., Haelixa Ltd., ICA Bremen GmbH, IEH Corporation, Informium AG, opSec Security Group plc., MicroTag Temed Ltd., Nanotech Security Corp., Nokomis, Inc., Oritain Global Limited, SafeTraces, Inc., Selectamark Security Systems plc, SmartWater Technology, Inc., Sun Chemical Corporation, TraceTag International Ltd., TruTag Technologies, Inc., Tailorlux gmbH and YottaMark, Inc.

We expect competition with our products and services to continue and intensify in the future. We believe competition in our principal markets is primarily driven by:

•	product performance, features and liability;

•	price;

•	timing of product introductions;

•	ability to develop, maintain and protect proprietary products and technologies;

•	sales and distribution capabilities;

•	technical support and service;

•	brand loyalty; and

•	applications support.

If a competitor develops superior technology or cost-effective alternatives to our products, our business, financial condition and results of operations could be significantly harmed.

Proprietary Rights

We believe that our approximately 87 issued patents, 42 patent applications, 34 trademark registrations, and 8 trademark applications, and our trade secrets, copyrights and other intellectual property rights are important assets for us. Our patents will expire at various times between 2021 and 2037. The duration of our trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

Government Approvals of Commercial Non-Biologic Products

We do not require any governmental approvals of our currently commercialized non-biologic products or services.

Government Regulations for COVID-19 Diagnostic and Surveillance Testing

For our LineaTM COVID-19 Assay Kit we received EUA from the FDA for the clinical use of the LineaTM COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under CLIA that meet requirements to perform high complexity tests. In July and November 2020, we were granted amendments to our EUA that expand the installed base of PCR equipment platforms on which our LineaTM COVID-19 Assay Kit can be processed and significantly increased the daily testing capacity of the LineaTM COVID-19 Assay Kit through the use of robotic automation. Our EUA and other information relating to our LineaTM COVID-19 Assay Kits can be found at https://www.fda.gov/medical-devices/coronavirus-disease-2019-covid-19-emergency-use-authorizations-medical-devices/vitrodiagnostics-euas.

Surveillance testing is not regulated by the FDA and CMS has stated that CLIA certification is not required to conduct surveillance testing. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS and New York State Department of Health recommendations. The use of pooled sampling procedures for the safeCircleTM surveillance testing service has been internally validated by ADCL in compliance with current CDC guidance. The use of pooled sampling procedures is not included in the LineaTM COVID-19 Assay Kit EUA.

Government Approvals of Drug and Biologic Products

Some of our products may be incorporated into drug and biologic products which are subject to extensive regulation by FDA and other regulatory agencies in the United States and by comparable authorities in foreign countries. Biologics include a wide range of products such as vaccines, gene therapy, and recombinant therapeutic proteins. Biologics can be composed of sugars, proteins or nucleic acids or complex combinations of these substances. They may also be living entities such as cells or tissue. Some of our products may be incorporated into drugs and biologics that are or will be subject to regulation as described in the next section. Some of our products may be drugs or biologics that are subjected themselves to regulation as described in the following section. In either case, we are unlikely to receive material revenues until the related drug or biologic receives regulatory approval. The FDA and other authorities regulate among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drug and biologic products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file a marketing application, to issue a Complete Response letter or to not approve pending New Drug Applications (NDA) or Biologics Licensing Applications (BLAs), or to issue warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation and criminal prosecution.

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

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice regulations;

•	submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•	approval by an independent Institutional Review Board (“IRB”) at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with Current Good Clinical Practices (“cGCPs”), requirements to establish the safety and efficacy of the proposed drug or biologic product for each indication;

•	submission to the FDA of a New Drug Application (“NDA”) or Biologics Licensing Application (“BLA”);

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with cGCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA or BLA; and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post-approval studies.

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

Laboratory Developed Tests

The FDA is currently exercising enforcement discretion over the regulation of Laboratory Developed Tests (“LDTs”), such as our iCTC capture assay. If the FDA were to begin enforcement, our product would potentially be subject to extensive regulation as a medical device under federal law. In order to market a medical device, a company must first receive either FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a PMA application from the FDA, unless an exemption applies. The process of obtaining PMA approval is much more rigorous, costly, lengthy and uncertain than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk. Following FDA clearance or approval, medical devices are subject to continuing regulatory requirements, including those related to manufacturing, labeling, advertising and promotion, restrictions on sale, distribution and use, and surveillance of safety issues and product complaints.

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

Emergency Use Authorizations

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. When issuing an EUA, the FDA imposes conditions of authorization, with which the company must comply. Such conditions include, but may not be limited to, compliance with labeling, distribution of materials designed to ensure proper use, reporting obligations, and restrictions on advertising and promotion. The EUA is only effective for the duration of the COVID-19 public health emergency. The FDA may revoke or terminate the EUA sooner if, for example, we fail to comply with the terms of the EUA or our test is determined to be less accurate than it was initially believed to be. The FDA may revoke an EUA if there is a failure to comply with the conditions of authorization.

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs for drugs and biologics. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect such operations include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value;

•	federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent;

•	provisions of federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•	the federal Physician Payments Sunshine Act requirements, under the Patient Protection and the Affordable Care Act (the “ACA”), which require manufacturers of certain drugs and biologics to track and report to Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer.

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

Impact of Other Government Regulation

We and our products are subject to regulation by various U.S. federal regulatory agencies such as the Federal Trade Commission and are subject to regulation by the Occupational Safety and Health Administration concerning employee safety and health matters. Such regulations principally relate to the ingredients, labeling, packaging, advertising and marketing of our products. There are no significant capital expenditures for government regulation matters either planned in the current year or expected in the near future.

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

Employees

As of September 30, 2020 we had a total of 61employees (59 fulltime and 2 part-time), consisting of 3 in executive management, 13 in research and development,  4 in forensics, 5 in quality assurance and compliance, 4 in quality control, 3 in finance and accounting,  6 in operations/production, 8 in sales and marketing, 1 in human resources, 1 in shared services, 1 in investor relations, 2 in information services, 4 in product development,  and 6 in Applied DNA Clinical Labs, LLC.  . Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. Any projected increase in human capital is dependent upon our ability to generate revenues and obtain sources of funding. Since June 2012, we have been working with Insperity Inc. to assist in managing many of our back-end administrative human resources, benefits, and payroll responsibilities. We are an at-will employer and generally do not enter into employment agreements requiring our employees to continue in our employment for any period of time, with the exception of our Chief Executive Officer, Dr. James A. Hayward. The initial term of Dr. Hayward’s current employment agreement was July 1, 2016 through June 30, 2017, and this employment agreement automatically renews for one-year periods subject to ninety days’ prior notice of non-renewal by Dr. Hayward or us in accordance with the terms of the employment agreement. As of June 30, 2020, the employment contract automatically renewed for an additional year.

Available Information

We are subject to the informational requirements of the Exchange Act, which requires us to file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to such reports and other information with the SEC. Because we file documents electronically with the SEC, you may obtain this information by visiting the SEC’s website at: www.sec.gov. Our website is located at: www.adnas.com. The information on, or that may be accessed through, our website is not incorporated by reference into and should not be considered a part of this report.

ITEM 1A.	RISK FACTORS.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

•	The COVID-19 global pandemic may continue to materially and adversely impact our business, financial condition and results of operations.

•	Our ability to continue as a going concern.

•	We have a history of net losses.

•	We have not produced significant revenues. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

•	Our opportunities in pharmaceuticals and biologics will require substantial additional funding. We may not be successful in our efforts to create a pipeline of product candidates or to develop commercially successful products. If we fail to successfully identify, finance and develop product candidates, our commercial opportunities in pharmaceuticals and biologics may be limited.

•	Our LineaTM COVID-19 Assay Kit is being sold under a FDA EUA which could be revoked or terminated by the FDA at any time and will cease to be effective once the public health emergency justifying its use ends.

•	Our COVID-19 Surveillance Testing may become obsolete for a variety of reasons, including an end to the current pandemic. The utility will also be diminished if positivity rates reach levels high enough to render surveillance testing ineffective or inefficient. Pharmaceutical and biologic products are highly complex, and if we or our collaborators and customers are unable to provide quality and timely offerings to our respective customers, our business could suffer.

•	Our LineaTM COVID-19 Assay Kits could become obsolete or their utility could be significantly diminished.

•	Pharmaceutical and biologic-related revenue will be dependent on our collaborators’ and customers’ demand for our manufacturing services.

•	The markets for our drug and biologic candidates and linear DNA are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

•	The markets for our supply chain security and product authentication solutions are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

•	Intellectual property litigation could harm our business, financial condition and results of operations.

•	Our joint pursuit of a potential vaccine for COVID-19 is at an early stage and may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all, and compete successfully with vaccines developed by larger companies.

•	Pharmaceutical and biologic-related revenue is generally dependent on regulatory approval, oversight and compliance.

•	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

•	If the FDA were to begin to enforce regulation of Laboratory Developed Tests (“LDTs”), we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.

•	If we are unable to obtain laboratory licensure or we fail to comply with laboratory licensing requirements, we could lose the ability to offer our clinical testing services or experience disruptions to our business.

•	If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.

•	We need to expand our sales, marketing and support organizations to increase market acceptance of our products and services.

•	If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations.

•	We may have conflicts of interest with our affiliates and related parties, and in the past we have engaged in transactions and entered into agreements with affiliates that were not negotiated at arms’ length.

•	There are a large number of shares of common stock underlying our outstanding options and warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.

In addition to the above key factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. In addition to the factors discussed elsewhere in this report and our other reports and documents filed with the SEC, risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business, financial condition, operating results and/or stock price. If any of the following risks or such other risks actually occurs, our business, financial condition, operating results and/or stock price could be harmed. In the following factors, “volatility in our share price”, “adverse impact on the price (or value) of our shares”, “decline in the price of our common stock” and similar terms also refer to our warrants and shares to be received upon exercise of our warrants.

Risks Relating to Our Business:

The COVID-19 global pandemic may continue to materially and adversely impact our business, financial condition and results of operations.

Our business has been and could continue to be materially and adversely affected by the outbreak of a widespread health epidemic. The present coronavirus (or COVID-19) pandemic has disrupted our operations and has affected our business, as government authorities impose mandatory closures, work-from-home orders and social distancing protocols or impose other restrictions that could materially adversely affect our ability to adequately staff and maintain our operations. Portions of our business are considered “essential” such as our government and pharmaceutical contracts, as well as our vaccine and diagnostic candidate development and our COVID-19 Surveillance Testing. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, the Company has reduced the scope of its operations and where possible, certain workers are telecommuting from their homes. As a result of COVID-19 we have experienced a decline in revenues from non-biological tagging and related services. As the COVID-19 outbreak and responses to it continue to evolve, we may experience further adverse impacts on our operations, including our ability to secure supplies, and our ability to access capital on favorable terms, or at all, may be impaired. There may also be long-term effects on our customers in and the economies of affected countries. Although the duration and ultimate impact of these factors is unknown at this time, the decline in economic conditions due to COVID-19, or another disease-causing similar impacts, may adversely affect our business, financial condition and results of operations and such impact may be material.

There is substantial doubt relating to our ability to continue as a going concern.

We have recurring net losses, which have resulted in an accumulated deficit of $269,835,650 as of September 30, 2020. We have incurred a net loss of $13,028,904 for the fiscal year ended September 30, 2020. At September 30, 2020, we had cash and cash equivalents of $7,786,743. We have concluded that these factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements. In addition, the report from our independent registered public accounting firm for the year ended September 30, 2020 includes an explanatory paragraph stating that our significant losses and needs to raise additional funds to meet our obligations and sustain operations raise substantial doubt about our ability to continue as a going concern. We will continue to seek to raise additional working capital through public equity, private equity or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible.

In May 2020, we received loan proceeds of approximately $847 thousand (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan, if not forgiven, bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

Under the terms of the CARES Act, PPP Loan recipients must meet certain eligibility criteria. Due to the size of the PPP Loan, it is subject to review by regulators. We could be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. We have considered the requirements of the PPP Loan and we believe we are within the eligibility threshold and have used the loan proceeds in accordance with PPP Loan forgiveness requirements. However, no assurance can be provided that we will obtain forgiveness for any portion of the PPP Loan.

Further, if despite our actions and certification that we satisfied all eligibility requirements for the PPP Loan, it is later determined that we violated applicable laws or were otherwise ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety in a lump sum or be subject to additional penalties, which could result in adverse publicity and damage to our reputation. If these events were to transpire, they could have a material adverse effect on our business, results of operations and financial condition.

We have not produced significant revenues. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

Our operations since inception have produced limited revenues and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as a company operating in a rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

Our new emphasis on biotherapeutic contract research and manufacturing and COVID-19 diagnostic and surveillance testing may reduce our ability to maintain and expand our existing Non-Biologic Tagging businesses

Our new emphasis on biotherapeutic contract research and manufacturing and COVID-19 diagnostic and surveillance testing may divert funding and our limited managerial and other resources from our existing non-biologic tagging businesses. This may have the effect of reducing opportunities to grow or maintain revenues in our existing businesses while at the same time we may fail in our biotherapeutic contracts research and manufacturing and COVID-19 diagnostic and surveillance testing efforts.

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

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Our revenue earned from the sale of products and services for the fiscal year ended September 30, 2020 included an aggregate of 46% of our total revenues from four customers. These four customers accounted for approximately 22% of our total accounts receivable at September 30, 2020. At September 30, 2020, four customers accounted for an aggregate of 74% of our total accounts receivable. Our revenue earned from the sale of products and services for the fiscal year ended September 30, 2019 included an aggregate of 68% of our total revenues from three customers. These three customers accounted for approximately 82% of our total accounts receivable at September 30, 2019. At September 30, 2019, one customer accounted for an aggregate of 77% of our total accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

Fluctuations in quarterly results may cause a decline in the price of our common stock.

Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, as well as our recent entry into new markets and products, such as our LineaTM COVID-19 Assay Kit and our COVID-19 Surveillance Testing, fluctuating user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including that our operating results are highly dependent on the volume and timing of orders received during a quarter, which are difficult to forecast. Customers generally order on an as-needed basis and we typically do not obtain firm, long-term purchase commitments from our customers.  The quarterly fluctuations in operating results described above may cause a decline in the price of our common stock.

Risks Relating to Our Product Candidates, Manufacturing, Development, and Industries:

Our LineaTM COVID-19 Assay Kit is being sold under an FDA EUA.

Our LineaTM COVID-19 Assay Kit has not been cleared or approved by FDA, but has been authorized for sale under an EUA. The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency when there are no adequate, approved, and available alternatives. The EUA authorizes our test to be used by laboratories certified to perform high complexity testing under CLIA. The EUA includes conditions of authorization with which we must comply, including, but not limited to, compliance with labeling, distribution of materials designed to ensure proper use, reporting obligations, and restrictions on advertising and promotion. Distributors of and laboratories using our LineaTM COVID-19 Assay Kit must also comply with the relevant provisions of our EUA. The EUA is only effective for the duration of the COVID-19 public health emergency. The FDA may revoke or terminate the EUA sooner if, for example, we fail to comply with the terms of the EUA or our test is determined to be less accurate than it was initially believed to be. We cannot predict how long the EUA will remain in place. If the EUA is revoked or terminated, it could significantly harm our business, results of operations, and profits.

Our safeCircleTM surveillance testing service could become obsolete or its utility could be significantly diminished.

Surveillance testing is not regulated by the FDA and CMS has stated that CLIA certification is not required to conduct surveillance testing. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS and New York State Department of Health recommendations. The regulatory framework or recommendations regarding COVID-19 Surveillance Testing could change at any time. Further, our COVID-19 Surveillance Testing may become obsolete for a variety of reasons, including an end to the current pandemic or the development and widespread distribution of a vaccine, including the vaccine developed by Pfizer-BioNTech for which the FDA has recently granted emergency use authorization. In addition, the utility of these services will also diminish if positivity rates reach levels high enough to render surveillance testing ineffective or inefficient.

Our LineaTM COVID-19 Assay Kits could become obsolete or their utility could be significantly diminished.

Our LineaTM COVID-19 Assay Kits may become obsolete for a variety of reasons, including an end to the current pandemic or the development and widespread distribution of a vaccine, including the vaccine developed by Pfizer-BioNTech for which the FDA has recently granted emergency use authorization.

Our joint pursuit of a potential vaccine for COVID-19 is at an early stage and may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all , and compete successfully with vaccines developed by larger companies.

In response to the global outbreak of coronavirus, we are jointly pursuing the development of linear DNA vaccine candidates in collaboration with Takis/Evvivax. Our joint development of vaccine candidates is in early stages, and we may be unable to produce a successful vaccine candidate in a timely manner, if at all. Additionally, development of an effective vaccine candidate depends on the success of our and our partner’s manufacturing capabilities, and we may face challenges in clinical trials, licensing, distribution channels, intellectual property disputes or challenges, and the need to establish teams of people with the relevant skills worldwide. We may also face challenges with sourcing a sufficient amount of raw materials to support the demand for a vaccine. We may be unable to effectively create a supply chain for any vaccine candidate that will adequately support demand.

We would require additional funding in order to enable the development of vaccine candidates.  Our commitment of financial resources and personnel to the joint development of these vaccine candidates may cause delays in or otherwise negatively impact our other development programs and could prove futile, as future demand for any successful vaccine is unknown.

In addition, another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19 which may reduce or eliminate demand for any successful vaccine that we may jointly develop. In particular, given the widespread media attention on the current COVID-19 pandemic, there are efforts by public and private entities to develop a COVID-19 vaccine as fast as possible. On December 11, 2020, the FDA issued the first emergency use authorization to Pfizer-BioNTech for a vaccine for the prevention of COVID-19 in individuals 16 years of age and older. The emergency use authorization allows the COVID-19 vaccine to be distributed in the U.S. In addition to the Pfizer-BioNTech vaccine, other entities, including AstraZeneca PLC, GlaxoSmithKline plc, Johnson & Johnson, Moderna, Inc., and Sanofi, may develop COVID-19 vaccines that are more effective than any we may jointly develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to jointly develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. These other organizations are much larger than we are and have access to larger pools of capital and broader manufacturing infrastructure. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our joint COVID-19 vaccine development efforts or for us to ultimately commercialize any vaccine candidate, if approved.

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

Our business also depends on the ability of our collaborators and customers to manufacture the pharmaceutical or biologic products that incorporate our products. If the FDA determines that our collaborators and customers are not in compliance with FDA laws and regulations, including those governing cGMP regulations, the FDA may deny NDA or BLA approval until the deficiencies are corrected. Even if our collaborators or customers obtain regulatory approval for any of their product candidates, there is no assurance that they will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our collaborators or customers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Pharmaceutical and biologic-related revenue will be dependent on our collaborators’ and customers’ demand for our manufacturing services.

The amount of customer spending on pharmaceutical and biologic development and manufacturing will have an impact on our sales and profitability in the pharmaceutical and biologic market. Our collaborators and customers determine the amounts that they will spend based upon, among other things, available resources, access to capital, and their need to develop new products, which, in turn, are dependent upon a number of factors, including their competitors’ research, development and product initiatives and the anticipated market uptake, and clinical and reimbursement scenarios for specific products and therapeutic areas. Consolidation in the pharmaceutical and biologic industry may impact such spending as customers integrate acquired operations, including R&D departments and manufacturing operations. Any reduction in spending on pharmaceutical and biotechnology development and related services as a result of these and other factors could have a material adverse effect on our business, results of operations and financial condition.

The markets for our drug and biologic candidates and linear DNA are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

The principal markets for our drug and biologic candidates and linear DNA are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the product candidates that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the nucleic-acid based therapeutic, biologics and DNA manufacturing markets include: Precigen, Inc., Aldevron, LLC, Cobra Biologics, Limited, Integrated DNA Technologies, Inc., Ziopharm Oncology, Inc., MaxCyte, Inc., Touchlight Genetics Ltd., Novartis AG, Kite Pharma, Inc. and Juno Therapeutics, Inc.

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

The principal markets for our offerings are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the supply chain security and product authentication markets include: AlpVision Sa, Authentix, Inc., Brandwatch Technologies, Inc., Chromologic LLC, Collectors Universe, Inc., DataDot Technology Limited, De La Rue Plc., Digimarc Corporation, DNA Technologies, Inc., Haelixa Ltd., ICA Bremen GmbH, IEH Corporation, Informium AG, opSec Security Group plc., MicroTag Temed Ltd., Nanotech Security Corp., Nokomis, Inc., Oritain Global Limited, SafeTraces, Inc., Selectamark Security Systems plc, SmartWater Technology, Inc., Sun Chemical Corporation, TraceTag International Ltd., TruTag Technologies, Inc., Tailorlux gmbH and YottaMark Inc.

We expect this competition to continue and intensify in the future.

Our research and development efforts for new products may be unsuccessful.

We incur research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement. Under our COVID-19 Diagnostic and Surveillance Testing businesses, our research and development efforts are focused on the development of high-throughput high-sensitivity molecular assays for COVID-19. Our research and development efforts are subject to unanticipated delays, expenses and technical problems. There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies. Any failure to translate research and development expenditures into successful new product introduction could have an adverse effect on our business.

In addition, research, development, and commercialization of pharmaceutical and biologic products is inherently risky. We cannot give any assurance that any of our pharmaceutical and biologic product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Risks Related to Our Intellectual Property:

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

Risks Related to Regulatory Approval of Our Pharmaceutical and Biotherapeutic Product Candidates and Other Legal Compliance Matters:

The regulatory pathway of a potential vaccine for COVID-19 is continually evolving, and may result in unexpected or unforeseen challenges.

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

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. If we are granted an EUA for any vaccine candidate, we would be able to commercialize it prior to FDA approval. The EUA is only effective for the duration of the COVID-19 public health emergency. The FDA may revoke or terminate the EUA sooner if, for example, we fail to comply with the terms of the EUA or our vaccine is determined to be less effective or safe than it was initially believed to be. We cannot predict how long, if ever, an EUA would remain in place.

Shifting enforcement priorities of federal and state laws relating to cannabis may create uncertainties for our business.

Some of our products may be incorporated into cannabis products which are subject to regulation by federal and state regulatory agencies in the United States and by comparable authorities in foreign countries. Cannabis is a Schedule I substance, as defined under federal law, and its possession and use is generally not permitted under federal law, although a number of individual states have enacted state laws to authorize possession, sale and use of cannabis for medical purposes, and in some states for recreational purposes. Revenue from the cannabis market is highly dependent on our customers’ continuing compliance with federal and state regulations which may change over time. Our business may be materially harmed by their failure to comply with applicable regulations and may subject us to an increased risk of litigation.

Pharmaceutical and biologic-related revenue is generally dependent on regulatory approval, oversight and compliance.

All of our pharmaceutical and biologic product candidates, except for our LineaTM COVID-19 Assay Kit and our COVID-19 Surveillance Testing, will require significant preclinical and clinical development before we can seek regulatory approval for them and launch a product commercially. The sale and use of our products and services in the pharmaceutical and biologic markets will generally be subject to regulatory approval and oversight, potentially including approval and/or oversight in various foreign jurisdictions. In addition, our pharmaceutical and biologic products and services may be incorporated into products that cannot be marketed in the United States or in many other jurisdictions without approval by the FDA or comparable agencies of other countries or regions. Obtaining such regulatory approvals is costly, time-consuming, uncertain, and subject to unanticipated delays. When, if ever, such approvals will be obtained is unknown. Our revenue in the pharmaceutical and biologic markets is highly dependent upon obtaining such approval.

Federal agencies, including the FDA and Federal Trade Commission, as well as state, local, and foreign authorities, also exercise ongoing review and control of the manufacturing, packaging, labeling, advertising, sale, distribution, and monitoring of pharmaceutical and biologic products. If our pharmaceutical or biologic product candidates or pharmaceutical or biologic products incorporating our products are ever approved, failure to comply with any of these regulations or other requirements could also have an adverse effect on our revenue in the pharmaceutical and biologic markets.

Pharmaceutical and biologic-related revenue will be highly dependent on our collaborators’ and customers’ success in obtaining regulatory approval and commercializing their products.

Some of our products will be incorporated into products in the pharmaceutical and biologic market that are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. In the United States, to obtain approval from the FDA to market any future pharmaceutical or biologic product that incorporates our technology, our collaborators or customers will be required to submit a NDA or BLA. Ordinarily, the FDA requires a company to support an NDA or BLA with substantial evidence of the product candidate’s safety and efficacy in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. The process of obtaining such regulatory approvals is expensive, often takes many years if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval process during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review process may cause delays in the approval or rejection of an application. There is no guarantee that our collaborators and customers will ever be successful in obtaining regulatory approval for any product that incorporates our products or technology. Even if regulatory approval is received, the manufacturing processes, post approval clinical data, labeling, advertising and promotional activities for any such product will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our business may be materially harmed by our collaborators’ and customers’ failure to comply with applicable regulations.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result. Regulatory authorities may withdraw approvals of such product or impose restrictions on distribution. They may require additional warnings or contraindications on the product label that could diminish the usage or otherwise limit the commercial success of the product. We may be required to change the way the product is administered, conduct additional clinical trials or post-approval studies. We may be forced to suspend marketing of the product or required to create a REMS. In addition, our reputation may suffer. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

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

If the FDA were to begin to enforce regulation of LDTs, we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.

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

CLIA is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Clinical laboratories must be certified under CLIA in order to perform testing on human specimens, unless they fall within an exception to CLIA certification, such as research laboratories that test human specimens but do not report patient-specific results for the diagnosis, prevention, or treatment of any disease or impairment of, or the assessment of the health of individual patients. CLIA certification is also required to be eligible to bill Federal and State healthcare programs, as well as many private third-party payers, for diagnostic testing and services. Currently, we are supplying our iCTC capture assay and associated testing services under the research exception to CLIA. We also sell COVID-19 Surveillance Testing services which, under FDA and CDC guidance, do not require an EUA or CLIA certification. If we expand our laboratory testing services so that the research exception no longer applies to our iCTC capture assay or regulations and guidances change so that our COVID-19 Surveillance Testing cannot be conducted without CLIA certification, we will no longer be able to offer these services. Further, if we fail to comply with the CLIA research exception with respect to our iCTC capture assay or we fail to comply with the government’s guidance regarding COVID-19 surveillance testing, we could be found to have violated FDA or CLIA regulations or guidances and could have to stop offering these services and potentially be assessed substantial penalties. We have applied for CLIA certification but do not know when, or if, we will receive it. A delay in obtaining certification or a failure to do so could significantly harm our business, results of operations, and prospects.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Third party payors are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in the United States in 2010, the ACA was enacted. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The repeal of or changes in some or all of the ACA and complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Until the ACA is fully implemented or there is more certainty concerning the future of the ACA, it will be difficult to predict its full impact and influence on our business.

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

Risks Related to Personnel:

Our failure to manage our growth in operations and acquisitions of new product lines and new businesses could harm our business.

The recent growth in our operations could place a significant strain on our current management resources, specifically as it relates to our LineaTM COVID-19 Assay Kit and our COVID-19 pooled surveillance testing offering branded under the safeCircleTM trademark. We seek to continue to commercialize the safeCircleTM surveillance testing TaaS offering with institutional clients such as schools, colleges and businesses. In addition, we have applied to the New York State Department of Health for all necessary licensing to operate a New York State clinical diagnostics laboratory. These applications are currently pending. The New York State Department of Health performed its initial inspection of our clinical laboratory and identified deficiencies in the clinical standard of practice. These deficiencies need to be rectified before we can submit a request for re-inspection. We are working to rectify these deficiencies now. We seek to further commercialize our EUA authorized Linea COVID-19 Assay Kit and our iCTC Technology. We are also performing testing services in support of our safeCircleTM surveillance testing services in accordance with current CDC, FDA, CMS and New York State Department of Health recommendations.

To manage such growth, we may need to improve our:

•	operations and financial systems;

•	procedures and controls; and

•	training and management of our employees.

If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, our CEO. On July 28, 2016, we entered into an employment agreement with Dr. Hayward. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2020, the employment contract automatically renewed for an additional year. Loss of the services of Dr. Hayward could significantly harm our business, results of operations and financial condition. We do not maintain key-person insurance on the life of Dr. Hayward.

We may have conflicts of interest with our affiliates and related parties, and in the past we have engaged in transactions and entered into agreements with affiliates that were not negotiated at arms’ length.

We have engaged, and may in the future engage, in transactions with affiliates and other related parties. These transactions may not have been, and may not be, on terms as favorable to us as they could have been if obtained from non-affiliated persons. While an effort has been made, and will continue to be made, to enter into transactions with affiliated persons and other related parties at rates and on terms as favorable as would be charged by others, there will always be an inherent conflict of interest between our interests and those of our affiliates and related parties. In August 2018 and November 2018, we issued an aggregate of $2.2 million in principal amount of secured convertible notes, a majority of which were owned by Dr. James A. Hayward, our CEO. Dr. Hayward and other directors, officers, and affiliates of the Company converted substantial portions of such August 2018 Notes and November 2018 Notes (in each case, as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations, below) into common stock of the Company in September 2019. During October 2020 we entered into Warrant Exercise Agreements with Dillon Hill Capital, LLC and its affiliate, Dillon Hill Investment Company LLC, a greater than 5% shareholder in the Company, whereby 318,000 warrants were exercised. The gross proceeds to the Company from this partial exercise of the 2019 Warrants (as defined below) was $1,669,500. Also during October 2020, we entered into a letter agreement with such investors for the repayment of the secured convertible notes. The Company may be adversely impacted if any related party agreement or transaction is made on unfavorable terms.

Risks Relating to Our Common Stock and Other Securities:

There are a large number of shares of common stock underlying our outstanding options and warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.

As of December 10, 2020, we had 5,661,330 shares of common stock issued and outstanding, outstanding options to purchase 362,178 shares of common stock, outstanding warrants to purchase 778,118 shares of common stock, and 3,615,486 shares available for grant under our 2020 Equity Incentive Plan. The issuance of shares upon exercise of our outstanding options and warrants will cause immediate and substantial dilution to our stockholders.

We may be required to repurchase certain of our warrants.

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

We will require additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) and which would dilute the ownership held by our stockholders.

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

If we fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted.

Our common stock is listed on Nasdaq under the symbol “APDN”.  For our common stock to continue to be listed on Nasdaq, we must meet the current continued listing requirements. If we were unable to meet these requirements, our common stock could be delisted from Nasdaq. If our common stock were to be delisted from Nasdaq, our common stock could begin to trade on one of the markets operated by OTC Markets Group, including OTCQX, OTCQB or OTC Pink (formerly known as the “pink sheets”), as the case may be. In such event, our common stock could be subject to the “penny stock” rules which among other things require brokers or dealers to approve investors’ accounts, receive written agreements and determine investor suitability for transactions and disclose risks relating to investing in the penny stock market. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

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

Our corporate headquarters is located at the Long Island High Technology Incubator (“LIHTI”), which is located on the campus of Stony Brook University at 50 Health Sciences Drive, Stony Brook, NY 11790. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2016, with the option to extend the lease for two additional three-year periods. We have exercised our option to extend the lease for one additional three-year period, ending May 31, 2019. The base rent during the additional three-year period was $458,098 per annum. In addition to the office space, we also have 2,200 square feet of laboratory space. On January 20, 2020, we entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. During October 2020, we exercised the one-year renewal option for both of these leases. We also have a satellite testing facility in Ahmedabad, India, which was established during fiscal 2018. On November 17, 2017, we leased 1,108 square feet for an initial three-year term beginning November 1, 2017. During September 2020, we renewed this lease with a new expiration date of September 30, 2021. The base rent is approximately $6,500 per annum.

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

Holders

As of December 10, 2020, we had approximately 124 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

Introduction

Our proprietary PCR-based DNA LinearDNATM manufacturing platform produces large quantities of DNA for use in the nucleic acid-based in vitro medical diagnostics and preclinical nucleic acid-based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). In response to the COVID-19 pandemic, the Company developed a PCR-based molecular diagnostic test for COVID-19, which was granted an EUA in May 2020. The Company currently manufactures and sells its EUA authorized COVID-19 molecular diagnostic test kit under the LineaTM COVID-19 Assay Kit trademark (“COVID-19 Diagnostic Testing”). In addition, and in further response to the COVID-19 pandemic, the Company developed and is currently offering non-diagnostic COVID-19 pooled surveillance testing to detect instances of COVID-19 in defined populations. The Company’s COVID-19 Surveillance Testing services are currently offered under the safeCircleTM trademark. The Company is also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis.

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

General

We seek to leverage our proprietary PCR-based DNA LinearDNATM manufacturing platform to further grow and monetize both our Biotherapeutic Contract Research and Manufacturing and Non-Biologic Tagging businesses.

To date, the substantial portion of our revenues has been generated from sales pursuant to our non-biologic tagging and related services, principally related to our supply chain security and product authentication solutions, including our SigNature® molecular tags produced via our LinearDNATM platform. We expect to grow revenues from sales of our  Linea™ COVID-19 Assay Kit, our COVID-19 Surveillance Testing, clinical diagnostic services (upon receipt of necessary approvals) and the manufacturing of DNA products for the biotechnology and in vitro diagnostic markets. To a lesser extent, we expect to grow revenues from our non-biologic tagging businesses, as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. We are also seeking to establish a revenue stream from our iCTC Technology.  We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity

Critical Accounting Policies

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

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) issued accounting standard updates which clarify the principles for recognizing revenue arising from contracts with customers (“ASC 606” or “Topic 606”).

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

Laboratory Testing Services

The Company records revenue for its laboratory testing service contracts upon satisfying its promise to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time that Company services are complete, which is nearly all cases is when the testing results are released to the customer.

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

Equity Based Compensation

We account for stock-based compensation for employees, directors and nonemployees in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the requisite service period (generally the vesting period of the equity grant). The fair value of our common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. We expense stock-based compensation by using the straight-line method. In accordance with ASC 740, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations.

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

The impact of the COVID-19 pandemic as of and for the fiscal year ended September 30, 2020 did not have a material impact on the valuation of the Company’s intangible assets or reporting units that contain goodwill. As such, we concluded that a triggering event, which would require impairment testing for any intangible assets, or reporting units that contain goodwill, did not occur. We will continue to evaluate the nature and extent of impacts related to COVID-19 on our business and any impact they may have on management's estimates. The duration and severity of the outbreak and its long-term impact on our business is uncertain at this time.

Comparison of the Fiscal Year Ended September 30, 2020 to the Fiscal Year Ended September 30, 2019

Revenues

Product revenues

For the twelve month periods ended September 30, 2020 and 2019, we generated $615,430 and $2,136,055 in revenues from product sales, respectively. Product revenue decreased by $1,520,625 or 71% for the twelve month period ended September 30, 2020 as compared to the prior fiscal year. Revenues decreased by $1,351,266 in textiles relating to shipments of DNA concentrate to protect the cotton supply chain. This decrease in textiles revenue is primarily as result of the global shut down related to the COVID-19 pandemic adversely impacting the textile industry. Further decreases include $91,609 in Consumer Asset Marking due to a decrease in demand for automobile marking in Scandinavia and $58,704 in biopharmaceuticals due to a customer having decreased demand and therefore delaying the issuance of its annual purchase order.

Service revenues

For the twelve month periods ended September 30, 2020 and 2019, we generated $1,316,067 and $3,253,034 in revenues from sales of services, respectively. Service revenues include our feasibility projects and any research and/or development contracts as well as our COVID-19 Surveillance Testing and fiberTyping and authentication services. The decrease in service revenues of $1,936,967 or 60% for the twelve month period ended September 30, 2020 as compared to the prior fiscal year is attributable to a decrease in revenue from a cannabis licensing agreement (now terminated) of $1,000,000, as well as additional decreases of $612,890 for a government contract award that ended during the second half of fiscal 2019 and $197,446 of textile authentications and feasibility projects.

Costs and Expenses

Cost of Revenues

Cost of revenues for the twelve month period ended September 30, 2020 decreased by $156,713 or 18% from $877,613 for the twelve month period ended September 30, 2019 to $720,900 for the twelve month period ended September 30, 2020. Cost of revenues as a percentage of product revenues was 117% and 41% for the twelve month periods ended September 30, 2020 and 2019, respectively. This increase in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the twelve month period ended September 30, 2019 included textiles sales, which are at a higher gross margin, and to a further extent, certain fixed costs, such as rent and payroll not getting fully absorbed due to the low product revenue during the twelve month period ended September 30, 2020.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended September 30, 2020 decreased by $139,942 or 1% to $10,138,103 from $10,278,045 in fiscal year 2019. The decrease is primarily attributable to a decrease in travel of $274,000 due to the global pandemic as well as a $140,000 decrease in consulting expense. These decreases were offset by an increase of $278,000 for the establishment of our diagnostic clinical lab (recruitment fees, payroll, office expenses).

Research and Development

Research and development expenses increased to $3,321,763 for the twelve month period ended September 30, 2020 from $2,967,278 for the twelve month period ended September 30, 2019, an increase of $354,485 or 12%. This increase is primarily due to costs incurred related to the development and validation of our LineaTM COVID-19 Assay Kit and our COVID-19 Surveillance Testing. The increase also relates to costs incurred on other feasibility projects in both textiles and pharmaceutical/nutraceutical markets, as well as the write-off of certain development costs for transfer units that are not expected to be used commercially in the cannabis market. These increases were offset by a decrease related to the completion of the government contract award of approximately $400,000.

Depreciation and Amortization

Depreciation and amortization decreased by $104,694 or 27% from $390,424 for the twelve month period ended September 30, 2019 to $285,730 for the twelve month period ended September 30, 2020. This decrease is related primarily to items becoming fully depreciated during fiscal 2020 and therefore not having a full 12 months of expense in the current fiscal year.

Interest (expense) income

Interest (expense) income for the fiscal year ended September 30, 2020, decreased to expense of $115,830 from expense of $162,432 in the same period of 2019. The decrease in interest expense was due to interest incurred on the secured convertible notes payable for the August 2018 and November 2018 secured convertible notes amended during July 2019. These notes were repaid in full at the end of fiscal 2019, as such no interest expense was recorded during fiscal 2020.

Other (expense) income

Other income (expense) for the twelve month periods ended September 30, 2020 and 2019, was expense of $378,075 and $43,299, respectively. The increase of $334,776 is due to an increase in franchise taxes during the twelve month period ended September 30, 2020.

Loss on extinguishment of debt

Loss on extinguishment of debt relates to the August 2018 and November 2018 secured convertible notes amendment during July 2019 resulting in accounting for such notes as an extinguishment of debt and issuance of new debt. The majority of these notes were subsequently converted into equity during September 2019 and the remaining notes were paid back in full during the first quarter of fiscal 2020.

Gain on change in fair value of secured convertible notes payable

Gain on change in fair value of secured convertible notes payables relates to fair value adjustments relating to the August 2018 and November 2018 secured convertible notes as amended in July 2019. Due to the amendment, the Company elected the fair value option and adjusts the remaining secured convertible notes to fair value upon conversion as well as at every quarter-end. The majority of these notes were subsequently converted into equity during September 2019 and the remaining notes were paid back in full during the first quarter of fiscal 2020.

Net Loss

Net loss increased $4,396,458, or 51% to $13,028,904 for the fiscal year ended September 30, 2020 compared to $8,632,446 for the fiscal year ended September 30, 2019, due to the factors noted above.

Recently Issued Accounting Pronouncements

See Note C, “Recent Accounting Standards,” to the accompanying consolidated financial statements for a description of accounting standards which may impact our consolidated financial statements in future reporting periods.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of September 30, 2020, we had a working capital of $4,811,847. For the fiscal year ended September 30, 2020, we used cash in operating activities of $11,143,059 consisting primarily of our loss of $13,028,904 net with non-cash adjustments of $285,730 in depreciation and amortization charges, $1,001,082 in stock-based compensation expense, $45,280 of bad debt expense and $26,019 in amortization of debt issuance costs. Additionally, we had a net decrease in operating assets of $218,326 and a net increase in operating liabilities of $309,408. Cash used in investing activities was $1,063,698, for the purchase of property and equipment. Cash provided by financing activities was $19,434,512, which included net proceeds from the sale of common stock and warrants of $10,639,728, net proceeds from the exercise of warrants of $8,055,797, and net proceeds from promissory notes of $846,789.

We have recurring net losses, which have resulted in an accumulated deficit of $269,835,650 as of September 30, 2020. We have incurred a net loss of $13,028,904 for the fiscal year ended September 30, 2020. At September 30, 2020, we had cash and cash equivalents of $7,786,743. These factors, along with the impact of the COVID-19 pandemic, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

We expect capital expenditures to be less than $1,200,000 in fiscal 2021. Our primary investments will be in laboratory equipment related to our biotherapeutic research and development activities.

Substantially all of the real property used in our business is leased under operating lease agreements.

Recent Debt and Equity Financing Transactions

Fiscal 2020

Reverse Stock Split. On October 31, 2019, we filed a Certificate of Amendment of our Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-forty (1:40) reverse stock split of our common stock, effective November 1, 2019.

Underwritten Public Offering. On November 15, 2019, we closed an underwritten public offering where we issued and sold 2,285,000 shares of our common stock and 2,285,000 accompanying common warrants (the “2019 Warrants”) each with the right to purchase one share of our common stock at an exercise price of $5.25 per share. The shares of common stock and accompanying 2019 Warrants were sold at a combined offering price of $5.25 before underwriting discounts. The common warrants have an exercise price of $5.25 per share.

After deducting underwriter discounts and commissions and other estimated expenses related to the underwritten public offering, we estimate the aggregate net proceeds to be approximately $10.8 million.

We also granted the underwriter in the underwritten offering an option to purchase an additional 342,750 shares of our common stock and/or additional 2019 Warrants to purchase 342,750 shares of our common stock to cover any over-allotments made by the underwriters in the sale and distribution of the securities.

The 2019 Warrants include an adjustment provision that, subject to certain exceptions, reduces its exercise price if we issue common stock or common stock equivalents at a price lower than the then-current exercise price of the 2019 Warrants, subject to a minimum exercise price of $1.47 per share.

Subject to limited exceptions, a holder of the 2019 Warrants will not have the right to exercise any portion of its warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to us, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The exercise price and number of the shares of common stock issuable upon the exercise of the 2019 Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the related warrant agreement.

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

Underwritten Public Offering. On December 21, 2018, we entered into an underwriting agreement (the “Agreement”) with Maxim Group LLC (“Maxim”), as the sole underwriter and book running manager, with respect to the issuance and sale of an aggregate of 137,500 shares (the “Shares”) of common stock, together with warrants to purchase an aggregate of 137,500 shares of common stock (the “Warrants”) at an exercise price equal to $20.00 per share of common stock (the “Exercise Price”) in an underwritten public offering. The public offering price for each Share together with the accompanying Warrant was $20.00. Pursuant to the Agreement, we also granted Maxim a 45-day option to purchase an additional 20,625 Shares and/or additional Warrants to purchase 20,625 Shares to cover any over-allotments made by the underwriters in the sale and distribution of the Shares and Warrants. The gross proceeds of the offering, before deducting underwriter discounts and commissions and other offering expenses, were approximately $2,750,000. The offering closed on December 26, 2018. On December 26, 2018, Maxim partially exercised its overallotment option and purchased an additional 20,000 Warrants at a price of $0.0000004 per Warrant.

After deducting underwriting fees and other expenses related to the offering, the aggregate net proceeds were approximately $2,262,000.

On January 25, 2019, we closed on the underwriters’ partial exercise of its over-allotment option for 12,500 shares of common stock for gross proceeds of $250,000. After deducting underwriting fees and other expenses related to the over-allotment option, the aggregate net proceeds were approximately $201,000.

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

As a result of the November 2019 underwritten public offering, the exercise price of the Warrants was reduced to an exercise price of $5.60 per share in accordance with the adjustment provision contained in the warrant agreement.

As a result of this financing, the exercise price of the 68,375 warrants issued during December 2017 was reduced to an exercise price of $17.60 per share in accordance with the adjustment provision contained in the warrant agreement. The incremental change in fair value of these warrants as a result of the triggering event was insignificant.

Private Placement of Secured Convertible Notes. On July 16, 2019, we issued $1.5 million of secured convertible notes (the “July 2019 Notes”), bearing interest at a rate of 6% per annum, in a non-brokered private placement with an accredited investor, Dillon Hill Capital, LLC (“Dillon Hill”) and simultaneously amended the terms of certain outstanding August 2018 secured convertible notes (as amended, the “August 2018 Notes”) and November 2018 secured convertible notes (as amended, the “November 2018 Notes”, and together with the August 2018 Notes, the “2018 Notes”, and together with the August 2018 Notes and July 2019 Notes, the “Company Notes”), to, among other amendments, (i) reduce the conversion price of the 2018 Notes to $21.60 to facilitate their conversion into equity and (ii) change the maturity date of the August 2018 Notes to be November 28, 2021. Dillon Hill was granted a right to participate in certain of our future financing transactions, (each a “Subsequent Financing”) until July 16, 2020 equal to the amount required for Dillon Hill to maintain its pro rata ownership of us as if the July 2019 Notes had been fully converted into our common stock.

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

After giving effect to the amendments to the 2018 Notes, the July 2019 Notes are substantially similar to the 2018 Notes. The July 2019 Notes are secured on a pari passu basis with the same Company assets as the 2018 Notes. In addition, on July 19, 2019, we also amended the security agreements dated as of October 19, 2018, to among other amendments, exclude 20% of our equity interest in LRx from the assets securing the Company Notes. The Company Notes are convertible, in whole or in part, at any time, at the option of the purchasers, into shares of our common stock, in an amount determined by dividing the principal amount of the Company Notes, together with any and all accrued and unpaid interest, by the conversion price of $21.60 (the “Conversion Price”). The Company Notes are due and payable in full on November 28, 2021. We have reserved sufficient shares of our common stock for the potential conversion of the Company Notes.

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

Conversion of Notes. During September 2019, approximately $2.2 million of the 2018 Notes were converted into 102,893 shares of our common stock. Included in the conversion, Dr. James A. Hayward, our CEO, converted approximately $1.59 million of the 2018 Notes, into approximately 72,500 shares of our common stock. In addition, other directors, officers, and affiliates of the Company converted approximately $409,000 of such 2018 Notes in September 2019 into 18,929 shares of our common stock.

Subsequent Events

Entry into Warrant Exercise Agreement

On October 7, 2020, we entered into Warrant Exercise Agreements (each, a “Warrant Exercise Agreement”) with Dillon Hill Capital, LLC and its affiliate, Dillon Hill Investment Company LLC (together, the “Investors”), whereby 318,000 of our 2019 Warrants were exercised. The 2019 Warrants were issued as part of the Company’s November 15, 2019 underwritten public offering. The gross proceeds to the Company from this partial exercise of the 2019 Warrants is $1,669,500.

In consideration of this partial exercise of the 2019 Warrants and of the consent to repayment of the Notes, as described below, the Company agreed to issue, in addition to the 318,000 shares of common stock issued upon exercise of the 2019 Warrants (the “Warrant Shares”), 159,000 replacement warrants (the “Replacement Warrants”) to the Investors, which is an amount equal to one-half the amount of the 2019 Warrants exercised pursuant to the Warrant Exercise Agreements. The Replacement Warrants have an exercise price of $7.54, the closing price on The Nasdaq Capital Market of the Company’s common stock on October 7, 2020. In addition, until January 5, 2021, if the Investors exercise additional 2019 Warrants, the Company will issue to the applicable Investor additional Replacement Warrants in an amount equal to one-half the amount of such exercised 2019 Warrants with each such Replacement Warrant having an exercise price equal to the closing price on The Nasdaq Capital Market of the Company’s common stock on such date that the related 2019 Warrants are exercised.

Each Replacement Warrant will be exercisable beginning on the date of issuance thereof and ending on the five year anniversary of such date. The exercise price and number of shares of common stock issuable upon exercise of the Replacement Warrants will be subject to adjustment in the event of any stock dividend, split, recapitalization, reorganization or similar transaction, as described in the Replacement Warrant. Subject to limited exceptions, a holder of a Replacement Warrant will not have the right to exercise any portion of its Replacement Warrant if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided that upon 61 days’ prior notice to the Company, the holder may elect to increase or decrease the Beneficial Ownership Limitation, although in no event may the Beneficial Ownership Limitation exceed 9.99%. Each Replacement Warrant includes an adjustment provision that, subject to certain exceptions, reduces its exercise price if the Company issues common stock or common stock equivalents at a price lower than the then-current exercise price of such Replacement Warrant, subject to a minimum exercise price of 21% of such Replacement Warrant’s initial exercise price per share. Under certain limited circumstances, including that the daily volume weighted average price of the common stock for each of 20 consecutive trading days has exceeded three times the exercise price of such Replacement Warrant, the Company may call for cancellation of all or any portion of such Replacement Warrant for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per Warrant Share.

The Replacement Warrants will not be registered nor listed on any exchange but are the subject of registration rights agreements (each, a “Registration Rights Agreement”), entered into with each Investor concurrently with the respective Warrant Exercise Agreement, pursuant to which the Company agrees to file a registration statement by January 20, 2021 with respect to the common stock underlying the Replacement Warrants. If at the time of exercise of the Replacement Warrants there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the Warrant Shares to the applicable Investor, then such Replacement Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the Investor will be entitled to receive a number of Warrant Shares as determined by the terms of the Replacement Warrant.

The private placement of the Replacement Warrants was completed in reliance upon the exemption from registration provided for by Section 4(a)(2) of the Securities Act and by Rule 506 of Regulation D promulgated under the Securities Act. Each Investor represented to the Company in its Warrant Exercise Agreement that it is an “accredited investor” as that term is defined in Rule 501 of Regulation D.

On each of December 9 and 10, 2020, the Investors exercised 100,000 of their 2019 Warrants, for an aggregate exercise of 200,000 of their 2019 Warrants, resulting in total net proceeds to the Company of approximately $1.1 million. As a result of these exercises, we issued to the Investors an aggregate of 100,000 additional replacement warrants, which are substantially similar to the Replacement Warrants described above except that 50,000 of the newly-issued replacement warrants have an exercise price of $6.57 and 50,000 of such replacement warrants have an exercise price of $6.46.

Repayment of secured convertible notes

On October 9, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with Dillon Hill Capital, LLC (the “Noteholder”) as sole holder of the secured convertible notes (the “Notes”) for the repayment in full of the Notes, in an aggregate amount of $1,665,581 (the “Payoff Amount”), representing the outstanding principal amount of the Notes plus accrued but unpaid interest through the scheduled maturity of the Notes. The Company paid the Payoff Amount to the Noteholder on October 9, 2020. Pursuant to the Letter Agreement, the Noteholder and the Collateral Agent agree that, upon the Noteholder’s receipt of the Payoff Amount, the Notes and any other related documents and instruments will automatically terminate. Moreover, all of the obligations and liabilities of the Company and its affiliates under the Notes, the Purchase Agreement, and the Security Agreements, and any other related documents and instruments, will be automatically satisfied in full, and all related liens, mortgages or other security interests will be automatically released.

Product Research and Development

We anticipate spending approximately $3,500,000 for product research and development activities during the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant during the fiscal years ended September 30, 2020 and 2019.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Management Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including, our Chief Executive Officer, along with the Chief Financial Officer, on September 30, 2020, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of September 30, 2020. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2020. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Items 10, 11, 12, 13 and 14 will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after September 30, 2020. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	We have filed the following documents as part of this Form 10-K:

1.	Consolidated Financial Statements

Our consolidated financial statements at September 30, 2020 and 2019 and for the years ended September 30, 2020 and 2019, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

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

APPLIED DNA SCIENCES, INC.

Date: December 17, 2020	/s/ James A. Hayward
By:	James A. Hayward
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer),	December 17, 2020
James A. Hayward	President, Chairman of the Board of Directors and Director

/s/ BETH M. JANTZEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 17, 2020
Beth M. Jantzen

/s/ JOHN BITZER, III	Director	December 17, 2020
John Bitzer, III

/s/ ROBERT CATELL	Director	December 17, 2020
Robert Catell

/s/ JOSEPH D. CECCOLI	Director	December 17, 2020
Joseph D. Ceccoli

/s/ SCOTT L. ANCHIN	Director	December 17, 2020
Scott L. Anchin

/s/ YACOV A. SHAMASH	Director	December 17, 2020
Yacov A. Shamash

/s/ SANFORD R. SIMON	Director	December 17, 2020
Sanford R. Simon

/s/ ELIZABETH M. SCHMALZ FERGUSON	Director	December 17, 2020
Betsy M. Schmalz Ferguson

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Description	Form	Exhibit	File No.	Date Filed	Herewith
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Description of Securities					Filed
4.2	Form of Underwriter’s Warrant to be issued to Maxim Group LLC	S-1/A	10.26	333-199121	10/30/2014
4.3	Form of Underwriter’s Warrant	8-K	4.1	001-36745	3/27/2015
4.4	Form of Purchase Warrant	8-K	4.1	001-36745	11/23/2015
4.5	Form of Placement Agent Warrant issued to Maxim Group LLC	8-K	4.2	001-36745	11/23/2015
4.6	Form of Placement Agent Warrant issued to Maxim Group LLC and Imperial Capital, LLC	8-K	4.1	001-36745	11/2/2016
4.7	Form of Purchase Warrant	8-K	4.1	001-36745	12/20/2017
4.8	Common Stock Purchase Warrant	8-K	4.1	001-36745	12/21/2018
4.9	Form of pre-funded warrant.	8-K	4.3	001-36745	11/14/2019
4.10	Form of common warrant certificate (included in the Warrant Agreement, dated November 15, 2019)	8-K	4.2	001-36745	11/18/2019
4.11	Form of Indenture	S-3	4.1	333-238557	05/21/2020

4.12	Form of Common Stock Purchase Warrant	8-K	10.3	001-36745	10/14/2020
10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015
10.4†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan	DEF 14A	Appendix A	001-36745	08/03/2020
10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020
10.6†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	8/2/2016
10.7	Software Distribution Agreement, dated as of January 25, 2012, by and between Applied DNA Sciences, Inc. and DivineRune, Inc.	10-Q	10.1	002-90539	5/15/2012
10.8	Form of Subscription Agreement dated June 21, 2012, by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereto	10-K	10.37	002-90539	12/20/2012
10.9†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012

10.10	Warrant Agreement, dated November 20, 2014, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	11/20/2014
10.11	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.12	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.4	001-36745	11/2/2016
10.13	Asset Purchase Agreement dated September 11, 2015 between Applied DNA Sciences, Inc. and Vandalia Research, Inc.	8-K	2.1	001-36745	9/17/2015
10.14	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated November 23, 2015	8-K/A	10.1	001-36745	11/23/2015
10.15	Form of Securities Purchase Agreement	8-K/A	10.2	001-36745	11/23/2015
10.16	Placement Agency Agreement between Maxim Group LLC, Imperial Capital, LLC and Applied DNA Sciences, Inc. dated November 2, 2016	8-K	10.1	001-36745	11/2/2016
10.17	Securities Purchase Agreement dated November 2, 2016	8-K	10.2	001-36745	11/2/2016
10.18	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.19*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	8/10/2017
10.20	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated December 20, 2017.	8-K	10.1	001-36745	12/20/2017
10.21	Securities Purchase Agreement dated as of December 20, 2017, by and between Applied DNA Sciences, Inc. and the Purchasers named therein.	8-K	10.2	001-36745	12/20/2017
10.22	Registration Rights Agreement, dated November 29, 2018	8-K	10.2	001-36745	12/6/2018

10.23	Securities Purchase Agreement, dated November 29, 2018	8-K	10.3	001-36745	12/6/2018
10.24	Registration Rights Agreement, dated August 31, 2018	8-K/A	10.2	001-36745	12/10/2018
10.25	Securities Purchase Agreement, dated August 31, 2018	10-K	10.45	001-36745	12/18/2018

10.26+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.27	Registration Rights Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.2	001-36745	07/17/2019
10.28	Securities Purchase Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.3	001-36745	07/17/2019
10.29	Asset Purchase Agreement, dated July 29, 2019 by and between LineaRX, Inc. and Vitatex Inc.	8-K	10.1	001-36745	8/12/2019
10.30	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc., dated August 22, 2019.	8-K	10.1	001-36745	8/26/2019
10.31	Underwriting Agreement entered into by and between Applied DNA Sciences, Inc. and Maxim Group LLC, as Representative of the Underwriters listed in Schedule I hereto, dated November 13, 2019.	8-K	1.1	001-36745	11/14/2019
10.32	Warrant Agreement, dated November 15, 2019, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4.1	001-36745	11/18/2019
10.33†	Consulting Agreement, dated as of December 12, 2019, by and between Applied DNA Sciences, Inc. and Meadow Hill Place, LLC	10.Q	10.1	001-36745	08/06/2020
10.34	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	8/13/2013
10.35	Agreement of Lease, dated November 1, 2015, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.2	001-36745	08/06/2020
10.36	Option Exercise Notice, dated December 3, 2015, Pursuant to Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.2	001-36745	05/12/2016
10.37	Temporary Lease Extension Agreement, dated August 9, 2019, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.3	001-36745	08/06/2020
10.38	Amendment to Leases, dated November 4, 2019, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10.Q	10.4	001-36745	08/06/2020
10.39	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10.Q	10.5	001-36745	08/06/2020
10.40	Warrant Exercise Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.1	001-36745	10/14/2020
10.41	Warrant Exercise Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.2	001-36745	10/14/2020
10.42	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.4	001-36745	10/14/2020
10.43	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.5	001-36745	10/14/2020
10.44	Letter Agreement, dated October 9, 2020, by and among Applied DNA Sciences, Inc., Dillon Hill Capital, LLC, and Delaware Trust Company, as Collateral Agent.	8-K	10.6	001-36745	10/14/2020
10.45	Consent, dated October 9, 2020, from Dillon Hill Capital, LLC to Applied DNA Sciences, Inc.	8-K	10.7	001-36745	10/14/2020
10.46+	Joint Development Agreement, dated September 11, 2018, between LineaRx, Inc., Takis S.R.L. and Evvivax S.R.L., as amended by that First Amendment, dated February 3, 2020					Filed
10.47	Animal Clinical Trial Agreement, dated September 14, 2020, between Applied DNA Sciences, Inc., Evvivax S.R.L. and Veterinary Oncology Services, PLLC					Filed
21.1	Subsidiaries of Applied DNA Sciences, Inc.					Filed
23.1	Consent of Marcum LLP					Filed
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101 INS	XBRL Instance Document	Filed
101 SCH	XBRL Taxonomy Extension Schema Document	Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101 DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

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

APPLIED DNA SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Applied DNA Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, equity (deficit) and cash flows for each of the two years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has recurring net losses. The Company incurred a net loss of $13,028,904 and generated negative operating cash flow of $11,143,059 for the fiscal year ended September 30, 2020 and has a working capital deficiency of $4,811,847. These conditions along with the COVID-19 risks and uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Melville, NY

December 17, 2020

APPLIED DNA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND 2019

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,786,743	$558,988
Accounts receivable, net of allowance of $11,968 and $4,500 at September 30, 2020 and 2019, respectively	194,319	839,951
Inventories	497,367	142,629
Prepaid expenses and other current assets	599,296	604,740
Total current assets	9,077,725	2,146,308

Property and equipment, net	1,277,655	226,221

Other assets:
Deferred offering costs	-	109,698
Deposits	95,083	62,351
Goodwill	285,386	285,386
Intangible assets, net	605,330	734,771
Total Assets	$11,341,179	$3,564,735

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,926,427	$1,616,997
Promissory notes payable-current portion	329,299	-
Secured convertible notes payable , net of debt issuance costs	1,499,116	-
Deferred revenue	511,036	628,993
Total current liabilities	4,265,878	2,245,990

Long term accrued liabilities	848,307	621,970
Promissory notes payable-long term portion	517,488	-
Secured convertible notes payable, net of debt issuance costs	-	1,442,497
Secured convertible notes payable, recorded at fair value	-	102,777
Total liabilities	5,631,673	4,413,234

Commitments and contingencies (Note K)

Applied DNA Sciences, Inc. Stockholders’ Equity (Deficit) :
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of September 30, 2020 and 2019, respectively	-	-
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2020 and 2019, respectively	-	-
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2020 and 2019, respectively	-	-

Common stock, par value $0.001 per share; 200,000,000 and 500,000,000 shares authorized as of September 30, 2020 and 2019, respectively; 5,142,779 and 1,207,993 shares issued and outstanding as of September 30, 2020 and 2019, respectively	5,144	1,208
Additional paid in capital	275,548,737	255,962,922
Accumulated deficit	(269,835,650)	(256,805,589)
Applied DNA Sciences, Inc. stockholders’ equity (deficit):	5,718,231	(841,459)
Noncontrolling interest	(8,725)	(7,040)
Total equity (deficit)	5,709,506	(848,499)

Total liabilities and equity (deficit)	$11,341,179	$3,564,735

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Revenues:

Product	$615,430	$2,136,055
Service	1,316,067	3,253,034
Total revenues	1,931,497	5,389,089

Cost of revenues	720,900	877,613

Operating expenses:
Selling, general and administrative	10,138,103	10,278,045
Research and development	3,321,763	2,967,278
Depreciation and amortization	285,730	390,424

Total operating expenses	13,745,596	13,635,747

LOSS FROM OPERATIONS	(12,534,999)	(9,124,271)

Other (expense) income:
Interest expense (including related party interest of $46,586 for the year ended September 30, 2019)	(115,830)	(162,432)
Other expense, net	(378,075)	(43,299)
Loss on extinguishment of debt	-	(1,260,399)
Unrealized gain on change in fair value of secured convertible notes payable	-	1,972,955

Loss before provision for income taxes	(13,028,904)	(8,617,446)

Provision for income taxes	-	15,000

NET LOSS	(13,028,904)	(8,632,446)
Less: Net loss (income) attributable to noncontrolling interest	1,685	9,323
NET LOSS attributable to Applied DNA Sciences, Inc.	(13,027,219)	(8,623,123)
Deemed dividend related to warrant modifications	2,842	(309,607)
NET LOSS applicable to common stockholders	$(13,030,061)	$(8,932,730)

Net loss per share applicable to common stockholders-basic and diluted	$(3.32)	$(9.69)

Weighted average shares outstanding-basic and diluted	3,919,072	921,809

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

YEARS ENDED SEPTEMBER 30, 2020 and 2019

	Common	Common	Additional	Accumulated	Noncontrolling	Total
	Shares	Stock	Paid in	Deficit	Interest
		Amount	Capital
Balance October 1, 2018	752,802	$753	$249,119,833	$(248,366,083)	$-	$754,503
Other	7,594	8	(8)	-	-	-
Common stock issued in public offering, net of offering costs	150,000	150	2,463,441	-	-	2,463,591
Common stock issued in private placement, net of offering costs	38,704	39	402,342	-	-	402,381
Impact of adoption of new accounting pronouncements included in accumulated deficit	-	-	-	493,224	-	493,224
Exercise of warrants	55,376	55	987,446	-	-	987,501
Exercise of warrants cashlessly	100,617	100	(100)	-	-	-
Common stock issued in secured convertible note conversion	102,900	103	1,440,402	-	-	1,440,505
Deemed dividend, warrant repricing	-	-	309,607	(309,607)	-	-
Investment in LineaRx, Inc.	-	-	110,849	-	2,283	113,132
Stock based compensation	-	-	1,129,110	-	-	1,129,110
Net loss	-	-	-	(8,623,123)	(9,323)	(8,632,446)
Balance, September 30, 2019	1,207,993	$1,208	$255,962,922	$(256,805,589)	$(7,040)	$(848,499)

Common stock issued in public offering, net of offering costs	2,285,000	2,285	10,527,745	-	-	10,530,030
Deemed dividend - warrant repricing	-	-	2,842	(2,842)	-	-
Exercise of warrants	1,649,786	1,651	8,054,146	-	-	8,055,797
Stock based compensation expense	-	-	1,001,082	-	-	1,001,082
Net loss	-	-	-	(13,027,219)	(1,685)	(13,028,904)
Balance, September 30, 2020	5,142,779	$5,144	$275,548,737	$(269,835,650)	$(8,725)	$5,709,506

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(13,028,904)	$(8,632,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,730	390,424
Loss on extinguishment of debt	-	1,260,399
Unrealized gain on change in fair value of senior secured convertible notes	-	(1,972,955)
Stock-based compensation	1,001,082	1,129,110
Non-cash in process research and development	-	251,420
Amortization of debt issuance costs	26,019	23,828
Provision for bad debts	45,280	7,624
Change in operating assets and liabilities:
Accounts receivable	600,352	638,339
Inventories	(354,738)	78,740
Prepaid expenses and other current assets and deposits	(27,288)	23,767
Accounts payable and accrued liabilities	427,365	667,898
Deferred revenue	(117,957)	(727,920)
Net cash used in operating activities	(11,143,059)	(6,861,772)

Cash flows from investing activities:
Purchase of property and equipment	(1,063,698)	(67,438)
Net cash used in investing activities	(1,063,698)	(67,438)

Cash flows from financing activities:

Proceeds from secured convertible notes payable (including related parties of $550,000 for the year ended September 30, 2019)	-	1,985,392
Proceeds from Promissory notes	846,789	-
Net proceeds from private placement	-	402,381
Net proceeds from exercise of warrants	8,055,797	987,501
Net proceeds from sale of common stock and warrants	10,639,728	2,463,591
Repayment of convertible notes	(107,802)	-
Capitalized offering costs	-	(10,231)
Net cash provided by financing activities	19,434,512	5,828,634

Net increase (decrease) in cash and cash equivalents	7,227,755	(1,100,576)
Cash and cash equivalents at beginning of year	558,988	1,659,564
Cash and cash equivalents at end of year	$7,786,743	$558,988

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$45,354	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Public offering costs included in accounts payable and accrued liabilities	$-	$99,468
Interest paid in kind (related party of $98,752 for the year ended September 30, 2019)	$35,625	$126,980
Property and equipment acquired, and included in accounts payable	$144,025	$-
Deemed dividend-warrant repricing	$2,842	$309,607
Impact of adoption of new accounting pronouncements included in accumulated deficit	$-	$493,223
Deferred offering costs reclassified to additional paid in capital	$109,698	$-
Warrants exercised cashlessly	$-	$100
Conversion of notes payable	$-	$1,440,505

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE A – NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA,” or the “Company”) develops and markets DNA-based technology solutions utilizing its LinearDNATM large-scale polymerase chain reaction (“PCR”) based manufacturing platform which is capable of producing large scale DNA. The Company’s proprietary platform produces large quantities of DNA for use in the nucleic acid-based in vitro diagnostics and preclinical nucleic-acid based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”) applications. In response to the COVID-19 pandemic, the Company developed a PCR-based molecular diagnostic test for COVID-19, which was granted Emergency Use Authorization (EUA) in May 2020. The Company currently manufactures and sells its EUA authorized COVID-19 molecular diagnostic test kit under the LineaTM COVID-19 Assay Kit trademark (“COVID-19 Diagnostic Testing”). In addition, and in further response to the COVID-19 pandemic, the Company developed and is currently offering non-diagnostic COVID-19 pooled surveillance testing to detect instances of COVID-19 in defined populations. The Company’s COVID-19 pooled surveillance testing services are currently offered under the safeCircleTM trademark (“COVID-19 Surveillance Testing”). The Company is also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis.

Applied DNA is currently engaged in the large scale production of DNA via its LinearDNATM platform for two primary lines of services:

Biotherapeutic Contract Research and Manufacturing

The Company’s patented continuous flow PCR systems and other proprietary PCR-based production technologies and post-processing systems that comprise the LinearDNATM platform allows for the large-scale production of specific DNA sequences. The LinearDNATM platform allows for the large-scale production of specific DNA sequences. The LinearDNATM platform is currently being used for customers to manufacture DNA components of in vitro diagnostic tests and for preclinical nucleic acid-based drug development in the fields of adoptive cell therapies (CAR T and TCR therapies), (anti-viral and cancer), RNA therapies, clustered regularly interspaced short palindromic repeats (CRISPR) based therapies and gene therapies.

The Company provides preclinical contract research and manufacturing services for the nucleic acid-based therapeutic markets. The Company works with biotech and pharmaceutical companies to convert plasmid-based and/or viral transduction-based preclinical biotherapeutics into PCR-produced linear DNA-based forms that can be produced on its LinearDNATM platform. In addition, the Company provides contract research services to RNA based drug and biologic customers for preclinical studies. These services include the design, development and manufacture of PCR-produced DNA templates for RNA. In addition, the Company also uses its LinearDNATM platform to produce very large gram-scale quantities of DNA for the in vitro diagnostic market where its DNA is used for both commercially available diagnostics and diagnostics under development.

The Company also seeks to develop, acquire, and commercialize, itself or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs. The Company is currently directly engaged in preclinical drug candidate development activities focusing on therapeutically-relevant DNA constructs manufactured via its LinearDNATM platform in the fields of DNA-based anti-viral and anti-cancer vaccines, CAR-T cell immunotherapy and the manufacture of rAAV vectors for gene therapy.

COVID-19 Diagnostic Testing

On May 13, 2020 the Company received an EUA from the FDA for the clinical use of the LineaTM COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 , 42 U.S.C. §263a, that meet requirements to perform high complexity tests, which certification we have applied for but have not yet obtained. Subsequently, during July and November 2020, the Company was granted EUA amendments that expand the installed base of PCR equipment platforms on which our LineaTM COVID-19 Assay Kit can be processed and significantly increased the daily testing capacity of the LineaTM COVID-19 Assay Kit through the use of automation. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. The Company’s LineaTM COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. The Company currently manufactures the LineaTM COVID-19 Assay Kit at its facilities in Stony Brook, New York.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE A – NATURE OF THE BUSINESS, continued

COVID-19 Surveillance Testing

Starting in July 2020, the Company under its wholly-owned subsidiary, ADCL, began offering COVID-19 pooled surveillance testing to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, safeCircleTM surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. safeCircleTM surveillance testing uses high-sensitivity pooled COVID-19 testing utilizing the LineaTM COVID-19 Assay Kit. Under the safeCircleTM surveillance testing service, pooled test results are returned to the sponsoring organization in the aggregate only, not directly to the participating individuals, and may be performed without CLIA certification. Once potentially infected portions of a defined population are identified by the safeCircleTM surveillance testing service, the individuals comprising the potentially infected portions of the defined population are referred to follow on diagnostic testing at a clinical lab to obtain individual results. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS and New York State Department of Health recommendations. The use of pooled sampling procedures for the safeCircleTM surveillance testing service has been internally validated by ADCL in compliance with current CDC guidance. The use of pooled sampling procedures is not included in the LineaTM COVID-19 Assay Kit EUA.

The Company seeks to commercialize the safeCircleTM surveillance testing TaaS offering with institutional clients such as schools, colleges and businesses. The Company currently provides safeCircleTM surveillance testing to several private schools, New York State-based small enterprises and college athletic programs.

Clinical Testing Laboratory

Under its ADCL subsidiary, the Company has applied to the New York State Department of Health for all necessary licensing to operate a New York State clinical diagnostics laboratory. These applications are currently pending. The New York State Department of Health performed its initial inspection of our clinical laboratory and identified deficiencies in the clinical standard of practice. These deficiencies need to be rectified before we can submit a request for re-inspection. We are working to rectify these deficiencies now. Through ADCL, the Company seeks to further commercialize its EUA authorized Linea COVID-19 Assay Kit and its iCTC Technology. ADCL is also performing testing services in support of the Company’s safeCircleTM surveillance testing services in accordance with current CDC, FDA, CMS and New York State Department of Health recommendations.

iCTC Technology

The Company previously acquired technology that uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes. Currently, the Company’s iCTC Technology is being used in a human cancer drug candidate clinical trial. The Company seeks to further develop and commercialize this technology and to potentially integrate aspects of the iCTC Technology with the LinearDNATM platform for cancer research and nucleic-acid based drug development.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE B – GOING CONCERN AND MANAGEMENT’S PLAN

Applied DNA Sciences, Inc. (the “Company”) has recurring net losses, which have resulted in an accumulated deficit of $269,835,650 as of September 30, 2020. The Company incurred a net loss of $13,028,904 and generated negative operating cash flow of $11,143,059 for the fiscal year ended September 30, 2020. At September 30, 2019 the Company had cash and cash equivalents of $7,786,743 and working capital of $4,811,847. These factors, along with the COVID-19 risks and uncertainties detailed below, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. The Company is monitoring this, and it is unable to predict the impact that COVID-19 will have on the Company’s future financial position and operating results due to numerous uncertainties. The Company believes that the COVID-19 pandemic adversely impacted the global textile industry, which has resulted in a reduction of textile related revenues, specifically as it relates to our cotton customer contract. On March 7, 2020 the Governor of New York declared a health emergency and issued an order (as amended) to close all nonessential businesses, which was followed by a phased reopening. Portions of the Company’s business were deemed to be an essential business, such as its government and pharmaceutical contracts, as well as its vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, the Company reduced the scope of its operations. As discussed in Note G below, the Company received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (See Note G for further details).

As a result of COVID-19 the Company has experienced a decline in revenues from non-biological tagging and related services, primarily as it relates to our cotton customer contract. Historically revenues from our cotton customer contracts are seasonal and recognized primarily during the Company’s first and fourth fiscal quarters. However, due to the impacts of the COVID-19 global pandemic, the Company did not recognize revenue for the shipment of DNA concentrate relating to its cotton customer contract during the twelve months ended September 30, 2020. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's future operations and liquidity is uncertain as of the date of this Annual Report.  While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance, the impact could not be determined.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, and Applied DNA Sciences India Private Limited, Applied DNA Clinical Labs, LLC and its majority-owned subsidiary, LRx. Applied DNA Clinical Labs, LLC was formed in Delaware on June 12, 2020. Significant inter-company transactions and balances have been eliminated in consolidation. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

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

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include revenue recognition, recoverability of long-lived assets, including the values assigned to goodwill, intangible assets and property and equipment, fair value calculations for stock based compensation, contingencies, allowance for doubtful accounts and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition

We follow Financial Accounting Standards Board (“FASB”) issued accounting standard updates which clarify the principles for recognizing revenue arising from contracts with customers (“ASC 606” or “Topic 606”).

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

Clinical Laboratory Testing Services

The Company records revenue for its clinical laboratory testing service contracts, which includes its COVID-19 Surveillance Testing, upon satisfying its promise to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time that Company services are complete, which is nearly all cases is when the testing results are released to the customer.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Fiscal Years Ended:
	September 30,
	2020	2019
Research and development services (over-time)	$1,128,511	$2,975,961
Clinical laboratory testing services (point-in-time)	81,947	--
Product and authentication services (point-in-time):
Supply chain	38,577	1,438,106
Asset marking	400,491	587,012
Large scale DNA production	281,971	388,010
Total	$1,931,497	$5,389,089

Contract balances

As of September 30, 2020, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

	Balance sheet classification	October 1, 2019	September 30, 2020	$ change
Contract liabilities	Deferred revenue	$628,993	$511,036	($117,957)

For the fiscal year ended September 30, 2020, the Company recognized $591,360 of revenue that was included in Contract liabilities as of October 1, 2019.

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

At September 30, 2020 and 2019, the Company has an allowance for doubtful accounts of $11,968 and $4,500, respectively. The Company writes-off receivables that are deemed uncollectible.

APPLIED DNA SCIENCES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2020 and 2019

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, equity based compensation and depreciation and amortization. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fiscal years ended September 30, 2020 and 2019, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for fiscal year 2021, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods. Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision. The Company did not have any accrued interest or penalties as of September 30, 2020 and 2019. Tax years 2016 through 2019 remain subject to future examination by the applicable taxing authorities.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 years and leasehold improvements are amortized over the shorter of their useful life or the remaining lease terms. Property and equipment consist of:

	September 30,
	2020	2019
Computer equipment	$90,509	$90,509
Lab equipment	3,036,397	2,060,520
Furniture	74,781	74,781
Leasehold improvements	524,485	293,672
Total	3,726,172	2,519,482
Accumulated depreciation	2,448,517	2,293,261
Property and equipment, net	$1,277,655	$226,221

As of September 30, 2020 there was $214,101 and $571,440 of construction in progress that was included in lab equipment and leasehold improvements, respectively. Depreciation expense for the fiscal years ended September 30, 2020 and 2019 were $156,290 and $260,992, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

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

For the fiscal years ended September 30, 2020 and 2019, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the fiscal years ended September 30, 2020 and 2019 are as follows:

	2020	2019
Warrants	1,038,919	263,592
Options	291,035	199,395
Secured convertible note	70,962	74,282
	1,400,916	573,269

Stock-Based Compensation

The Company accounts for stock-based compensation for employees, directors and nonemployees in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 740, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the consolidated statements of operations.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of September 30, 2020 the Company had cash and cash equivalents of approximately $7.3 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the fiscal year ended September 30, 2020 included an aggregate of 13%, 12%, 11% and 10% respectively from four customers.

The Company’s revenues earned from sale of products and services for the fiscal year ended September 30, 2019 included an aggregate of 27%, 26% and 15%, respectively from three customers.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2020 and 2019

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Four customers accounted for 74% of the Company’s accounts receivable at September 30, 2020 and one customer accounted for an aggregate of 77% of the Company’s total accounts receivable at September 30, 2019.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the fiscal years ended September 30, 2020 and 2019, the Company incurred research and development expenses of $3,321,763 and $2,967,278, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations approximately $55,558 and $133,000, as advertising costs for the fiscal years ended September 30, 2020 and 2019, respectively.

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

The Company evaluates goodwill for impairment at least annually. The Company qualitatively and quantitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the quantitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasts. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the quantitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of September 30, 2020 and 2019, the Company performed its qualitative assessment of goodwill and indicated that there was no impairment.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

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

APPLIED DNA SCIENCES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2020 and 2019

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

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

As of September 30, 2020, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

Summary of Significant Valuation Techniques

Level 3 Measurements

Secured convertible notes payable: For the Existing Notes (as defined in Note G), the Company has elected to record them at fair value. The fair value for the Existing Notes is estimated using the Monte Carlo simulation model. Significant observable and unobservable inputs include stock price, conversion price, annual risk free rate, term, likelihood of an event of default, and expected volatility. An increase or decrease in these inputs could significantly increase or decrease the fair value of the secured convertible notes payable (see Note G).

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options,”, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, “Earnings per Share,” to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of ASU 2020-06 to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company adopted Topic 842 as of October 1, 2019 utilizing the modified retrospective approach. The adoption of Topic 842 did not have a significant impact on its consolidated financial statements, as the Company does not currently have any long-term lease obligations. The Company has elected the short-term lease measurement and recognition exemption as all of the Company’s leases are for twelve months or less.

APPLIED DNA SCIENCES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2020 and 2019

NOTE D– INVENTORIES

Inventories consist of the following at September 30, 2020 and 2019:

	2020	2019
Raw materials	$387,815	$87,886
Work in progress	77,667	-
Finished goods	31,885	54,743
Total	$497,367	$142,629

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE E – INTANGIBLE ASSETS

Intangible assets at September 30, 2020 and 2019 are as follows:

	2020	2019
Internally developed software (5-year useful life)	$157,221	$157,221
Customer relationships (10-year useful life)	621,000	621,000
Intellectual property (5-15 years)	917,350	917,350
	1,695,571	1,695,571
Less:
Accumulated amortization	1,090,241	960,800
Intangible assets, net	$605,330	$734,771

Total amortization expense charged to operations for the fiscal years ended September 30, 2020 and 2019 were $129,441 and $129,432, respectively.

The following table presents the estimated amortization expense of the intangible assets for each of the five succeeding years as of September 30, 2020:

Amount
2021	$91,967

2022	91,967

2023	91,967

2024	91,967

2025	89,379

Thereafter	148,083

Total	$605,330

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE F – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2020 and 2019 are as follows:

	2020	2019
Accounts payable	$1,250,021	$1,152,103
Accrued salaries payable	525,602	319,260
Other accrued expenses	150,804	145,634
Total	$1,926,427	$1,616,997

NOTE G –NOTES PAYABLE

CARES Act Loan

The Company received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the PPP of the CARES Act.

All or a portion of the loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 130 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the covered period as defined by the CARES Act. The Company used the proceeds from the loan to retain employees, maintain payroll and make lease and utility payments.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE G – NOTES PAYABLE, continued

The August 2018 Notes bear interest at the rate of 6% per annum, payable semi-annually in cash or in kind, at the Company’s option, and were due and payable in full on August 30, 2021. Until the principal and accrued but unpaid interest under the August 2018 Notes is paid in full, or converted into shares of common stock pursuant to their terms, the Company’s obligations under the August 2018 Notes were secured by a lien on substantially all assets of the Company (excluding certain cash accounts) and the assets of APDN (B.V.I.) Inc.

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

On July 17, 2019, the Company closed $1.5 million in gross proceeds in July 2019 Notes, bearing interest at a rate of 6% per annum, in a non-brokered private placement with an accredited investor, Dillon Hill Capital, LLC (“Dillon Hill”) and simultaneously amended the terms of the 2018 Notes and, (together with the July 2019 Notes, the “Company Notes”) to, among other amendments, (i) reduce the conversion price of the 2018 Notes to $21.60 to facilitate their conversion into equity and (ii) change the maturity date of the August 2018 Notes to be November 28, 2021. In addition, Dillon Hill was granted a right to participate in certain future financing transactions of the Company (each a “Subsequent Financing”) until July 16, 2020 equal to the amount required for Dillon Hill to maintain its pro rata ownership of the Company as if the July 2019 Notes had been fully converted into common stock. Until July 16, 2020, Dillon Hill has the right to participate in full for the first $1 million of such Subsequent Financing. This right was exercised and Dillon Hill participated in the November 2019 underwritten public offering.

After giving effect to the amendments to the 2018 Notes, the July 2019 Notes are substantially similar to the Existing Notes. The July 2019 Notes are secured on a pari passu basis with the same Company assets as the 2018 Notes. In addition, on July 19, 2019, the Company also amended the security agreements dated as of October 19, 2018, to among other amendments, exclude 20% of the Company’s equity interest in LRx from the assets securing the Company Notes. The July 2019 Notes are convertible, in whole or in part, at any time, at the option of Dillon Hill, into shares of common stock, in an amount determined by dividing the principal amount of the July 2019 Notes, together with any and all accrued and unpaid interest, by the conversion price of $21.60 (the “Conversion Price”). The July 2019 Notes are due and payable in full on November 28, 2021.

The Company has the right to require Dillon Hill to convert all or any part of their Notes into shares of the Company’s common stock at the Conversion Price if the price of the Common Stock remains at a closing price of $140.00 or more for a period of twenty consecutive trading days.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE G – NOTES PAYABLE, continued

The amendments to the 2018 Notes resulted in a change in fair value of the conversion option that exceeded ten percent of the carrying amount of the 2018 Notes. Accordingly, the amendment was treated as an extinguishment of the 2018 Notes and a corresponding loss on extinguishment of debt of $1,260,399. The fair value of the 2018 Notes immediately after the amendments (“Amended 2018 Notes”) was $3,498,457. Going forward, the Company has elected to record the Amended 2018 Notes at fair value in accordance with ASC 825. As a result, the Company recorded a gain on the change in fair value of $65,576 for the year ended September 30, 2019. The July 2019 Notes are recorded at carrying value.

During September 2019, a total of $2.2 million of the Amended 2018 Notes was converted into 102,893 shares of the Company’s common stock. As part of the total amount converted, Dr. James A. Hayward, our Chairman, Chief Executive Officer and President (“CEO”), converted approximately $1.59 million of the Amended 2018 Notes, into approximately 73,400 shares of the Company’s common stock, and other directors, officers, and affiliates of the Company converted approximately $409,000 of such 2018 Notes in September 2019 into 18,929 shares of the Company’s common stock. The fair value of the Amended 2018 Notes was calculated immediately prior to conversion and resulted in a gain on the change in fair value of the Amended 2018 Notes of approximately $1,907,379.

During December 2019, the remaining outstanding balance of the 2018 Notes, for a total of $107,802, was repaid by the Company.

During the fiscal year ended September 30, 2020 and 2019, the Company reclassified $35,625 and $126,980, respectively from accrued liabilities to senior secured notes payable to represent interest due to noteholders that was paid in kind and therefore increasing the convertible note balance outstanding at September 30, 2020 and 2019.

The Company incurred $64,848 to debt issuance costs based on the cost incurred to complete the 2018 Notes financing, which was written off as part of the extinguishment accounting discussed above. The Company incurred $64,608 to debt issuance costs based on the cost incurred to complete the July 2019 Notes. During the fiscal years ended September 30, 2020 and 2019 the Company amortized $26,019 and $23,828, respectively, of debt issuance costs resulting in unamortized debt issuance costs of $34,094 and the secured notes payable of $1,499,116 at September 30, 2020. The debt issuance cost will be amortized over the life of the July 2019 Notes. During the fiscal years ended September 30, 2020 and 2019, the Company incurred $116,786 and $138,604, respectively of interest expense. The effective interest rate for the fiscal years ended September 30, 2020 and 2019 was 8.0% and 7.5%, respectively.

As discussed more fully in Note O, the Company repaid the July 2019 Notes in full during October 2020.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE H – CAPITAL STOCK

On October 31, 2019, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-forty (1:40) reverse stock split of its common stock, par value $.001 per share, effective November 1, 2019. All warrant, option, share, and per share information in the consolidated financial statements gives retroactive effect to the one-for-forty reverse stock split that was effected on November 1, 2019.  On September 16, 2020, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware that reduced its authorized shares of common stock from 500,000,000 to 200,000,000.

Common Stock Transactions during the Fiscal Year Ended September 30, 2020:

On November 15, 2019, the Company closed an underwritten public offering (the “Offering”) in which, pursuant to the Underwriting Agreement dated November 13, 2019 by and between the Company and Maxim Group LLC (“Maxim”), as Representative of the Underwriters, the Company issued and sold 2,285,000 shares of the Company’s common stock and 2,285,000 accompanying warrants each with the right to purchase one share of common stock at an exercise price of $5.25 per share (the “Common Warrants”). The shares of common stock and accompanying Common Warrants were sold at a combined offering price of $5.25 before underwriting discounts. The common stock and the 2019 Warrants are collectively referred to herein as the “Securities.” As part of the Offering, the Company granted Maxim a 45-day option to purchase an additional 342,750 shares of common stock and/or additional Common Warrants to purchase 342,750 shares of common stock (the “Option Warrants”, together with the 2019 Warrants, the “Warrants”) at the public offering price, less discounts and commissions, to cover any over-allotments made by the Underwriters in the sale and distribution of the Securities.

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

During the fiscal year ended September 30, 2020, 1,649,786 of the 2019 Warrants were exercised, resulting in net proceeds to the Company of approximately $8.1 million.

Subsequent to September 30, 2020, an additional 518,551 warrants were exercised for total net proceeds, of approximately $2.6 million.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

On January 25, 2019, the Company closed on the underwriters’ partial exercise of its over-allotment option for 12,500 shares of common stock for gross proceeds of $250,000. After deducting underwriting discounts and commissions and other expenses related to the over-allotment option, the aggregate net proceeds were approximately $201,000.

The total number of common stock and Warrants issued under this offering, including the exercise of the over-allotment option was 150,000 and 157,500, respectively. The gross proceeds to us were approximately $3.0 million and net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses was approximately $2.5 million.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE I – STOCK OPTIONS AND WARRANTS

Warrants

Transactions involving warrants (see Note H) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2019	263,592	$131.12
Granted	2,636,125	5.25
Exercised	(1,649,786)	(5.25)
Cancelled or expired	(211,012)	(135.01)
Balance, September 30, 2020	1,038,919	$10.83

Stock Options

During June 2020, the Board of Directors and subsequently during September 2020, the holders of a majority of the outstanding shares of common stock approved the 2020 Equity Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan, among other things, reserves an additional 3,500,000 shares of the Company’s common stock for issuance in the form of equity-based awards to employees, directors, consultants, and other service providers, and those of the Company’s affiliates. The maximum total grant date fair value of awards granted under the 2020 Incentive Plan to individuals in their capacity as non-employee directors may not exceed $250,000 in any single calendar year. The 2020 Incentive Plan’s expiration date is September 15, 2030.

The 2020 Incentive Plan is designed to retain directors, executives, and selected employees and consultants by rewarding them for making contributions to the Company's success with an award of options to purchase shares of common stock. As of September 30, 2020, a total of 6,894 shares have been issued and options to purchase 303,911 shares have been granted under the Company’s Incentive Plans.

In 2005, the Board of Directors and the holders of a majority of the outstanding shares of common stock approved the 2005 Incentive Stock Plan, as amended and restated as of January 21, 2015 (the “2005 Incentive Plan”, collectively with the 2020 Incentive Plan, the “Company’s Incentive Plans”). Effective as of September 16, 2020, no further awards will be made under the Company’s 2005 Incentive Stock Plan, as amended and restated.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE I – STOCK OPTIONS AND WARRANTS, continued

Stock Options, continued

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Contractual Life (years)
Outstanding at October 1, 2019	199,395	$99.68
Granted	155,395	8.45
Exercised	-	-
Cancelled or expired	(63,755)	42.08
Outstanding at September 30, 2020	291,035	$63.25
Vested at September 30, 2020	200,407	$87.22	$-	6.67
Non-vested at September 30, 2020	90,628	$10.25	$-	9.61

For the fiscal year ended September 30, 2020, the Company issued an aggregate of 155,395 options to employees and non-employee board of director members and consultants.

For the fiscal year ended September 30, 2019, the Company issued an aggregate of 86,349 (including award modifications of 35,040) options to employees, consultants, members of the strategic advisory board and non-employee board of director members.

The fair value of options granted during the fiscal years ended September 30, 2020 and 2019 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

	2020	2019
Stock price	$8.40	$32.82
Exercise price	$8.45	$100.65
Expected term	6.85	4.40
Dividend yield	-	-
Volatility	136%	89%
Risk free rate	0.86%	2.43%

The Company recorded $1,001,082 and $1,129,110 as stock compensation expense within selling, general and administrative for fiscal years ended September 30, 2020 and 2019, respectively. Included in this amount is $221,046 for the fiscal year ended September 30, 2019 for employee stock option modifications. As of September 30, 2020, unrecorded compensation cost related to non-vested awards was $540,594 which is expected to be recognized over a weighted average period of approximately 0.79 years. The weighted average grant date fair value per share for options granted during the fiscal years ended September 30, 2020 and 2019 was $7.49 and $11.51, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE J – INCOME TAXES

The income tax provision (benefit) for the fiscal years ended September 30, 2020 and 2019 consists of the following:

	2020	2019
Federal:
Current	$-	$-
Deferred	(2,914,000)	(1,658,000)
	(2,914,000)	(1,658,000)
State and local:
Current	-	-
Deferred	(591,000)	308,000
	(591,000)	308,000
Foreign:
Current	-	15,000
Deferred	-	-
	-	15,000
Change in valuation allowance	3,505,000	1,350,000

Income tax provision (benefit)	$-	$15,000

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the years ended September 30, 2020 and 2019 as follows:

	2020	2019
Statutory federal income tax rate	21.00%	21.00%
Statutory state and local income tax rate (1%, as of September 30, 2019 and 2018), net of federal benefit	2.26%	0.52%
Stock based compensation	(1.60)%	(1.62)%
Other permanent differences	3.83%	(3.15)%
Change in deferred tax rate	1.66%	(2.33)%
Change in valuation allowance	(27.15)%	(14.42)%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2020	2019
Deferred tax assets (liabilities):
Stock based compensation	$2,120,000	$1,960,000
Depreciation and amortization	232,000	277,000
Net operating loss carry forward	17,499,000	14,091,000
Tax credits	1,227,000	1,171,000
Other	355,000	397,000
Less: valuation allowance	(21,433,000)	(17,896,000)
Net deferred tax asset	$-	$-

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE J– INCOME TAXES, continued

As of September 30, 2020, the Company has approximately $72,475,000 of Federal and $46,066,000 of State net operating loss “NOL” carryforwards available which begin to expire after 2022. Pursuant to Internal Revenue Code Section 382, the Company’s ability to utilize the NOLs is subject to certain limitations due to changes in stock ownership in prior years as well as during the fiscal year ended September 30, 2020. The annual limitation ranges between $94,000 and $1,103,000 and any unused amounts can be carried forward to subsequent years.

The Company has provided a full valuation allowance against all of the net deferred tax assets based on management’s determination that it is more likely than not that the net deferred tax assets will not be realized in the future. The valuation allowance increased by $3,537,000.

The Company has Federal research and development credits of approximately $840,000 that will begin to expire after 2034. The Company also has state investment tax credits of $345,000 that will begin to expire after 2029.

NOTE K – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. During November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. During October 2020, the Company exercised the one-year renewal option, extending the term for this lease until January 15, 2022. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During September 2020, the Company renewed this lease with a new expiration date of September 30, 2021. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of September 30, 2020 is $596,273.

Total rent expense for the fiscal years ended September 30, 2020 and 2019 were $585,189 and $516,988, respectively.

Future minimum rental payments (excluding real estate tax and maintenance costs) as of September 30, 2020 are as follows:

For the fiscal year ending September 30,

2021	$570,207
2022	188,261
Total	$758,468

Employment and Consulting Agreements

Employment agreements

On July 11, 2011, the Company’s Board of Directors approved the terms of employment for Dr. James A. Hayward, the Company’s CEO.

The CEO’s employment agreement provides that he will be the Company’s CEO, and will continue to serve on the Company’s Board of Directors. On July 28, 2017, a new employment agreement was entered into with the CEO effective July 1, 2017. The initial term was from July 1, 2017 through June 30, 2018, with automatic one-year renewal periods. As of June 30, 2020, the employment contract renewed for an additional year. Under the new agreement, the CEO will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million. Pursuant to the contract, the CEO’s annual salary is $400,000. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

The accrual for the Revenue Bonus of $816,840 is recorded to long term accrued liabilities on the balance sheet as of September 30, 2020.

The CEO voluntarily reduced his salary for the fiscal years ended September 30, 2020 and 2019. His base salary for the majority of the 2019 fiscal year was $250,000. During September 2019, the CEO further voluntarily reduced his salary from the then-current rate of $250,000 to $50,000. The CEO’s salary was subsequently increased to $150,000 during December 2019. The Company has as of October 3, 2020 re-affirmed the employment agreement’s annual salary of $400,000, and from that date the CEO’s salary will be paid at such rate.

On October 19, 2020, the Company awarded the CEO, a one-time discretionary bonus, to be paid in cash, of $250,000, in recognition of his contributions to the Company.

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

NOTE L – GEOGRAPHIC AREA INFORMATION

The Company attributes net revenues from external customers according to the geographic location of the customer. Net revenues by geographic location of customers are as follows:

	Year Ended September 30,
	2020	2019
Americas	$1,165,320	$4,166,315
Europe	266,701	600,374
Asia and other	499,476	622,400
Total	$1,931,497	$5,389,089

APPLIED DNA SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

Note M – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized gain on change in fair value of secured convertible notes payable in the consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note C.

The following table presents carrying amounts and fair values of the Company's financial instruments as of September 30, 2019 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of September 30, 2019. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2019.

	Fair value at September 30, 2019	Carrying value at September 30, 2019	Valuation Technique	Unobservable Input	Range	Weighted Average
Liabilities:
Secured Convertible Notes (“2018 Notes”)	$102,777	$104,482	Monte Carlo simulation	Annualized volatility	87.22% - 92.66%	87.39%

NOTE N — RELATED PARTY TRANSACTIONS

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

On each of December 9 and 10, 2020, the Investors exercised 100,000 of their 2019 Warrants, for an aggregate exercise of 200,000 of their 2019 Warrants, resulting in total net proceeds to the Company of approximately $1.1 million. As a result of these exercises, we issued to the Investors an aggregate of 100,000 additional replacement warrants, which are substantially similar to the Replacement Warrants described above except that 50,000 of the newly-issued replacement warrants have an exercise price of $6.57 and 50,000 of such replacement warrants have an exercise price of $6.46.

NOTE O – SUBSEQUENT EVENTS

Warrant Exercise Agreement

On October 7, 2020, the Company entered into Warrant Exercise Agreements with Dillon Hill and its affiliate, Dillon Hill Investment Company LLC (together, the “Investors”), whereby 318,000 of the 2019 Warrants with an exercise price of $5.25 per share were exercised. The gross proceeds to the Company from this partial exercise of the 2019 Warrants is $1,669,500. Approximately 661,000 2019 Warrants currently remain outstanding.

In consideration of this partial exercise of the 2019 Warrants and of the consent to repayment of the July 2019 Notes, as described below, the Company agreed to issue, 159,000 replacement warrants (the “Replacement Warrants”) to the Investors, which is an amount equal to one-half the amount of the 2019 Warrants exercised pursuant to the Warrant Exercise Agreements. The Replacement Warrants have an exercise price of $7.54. In addition, until January 5, 2021, if the Investors exercise additional 2019 Warrants, the Company will issue to the applicable Investor additional Replacement Warrants in an amount equal to one-half the amount of such exercised 2019 Warrants with each such Replacement Warrant having an exercise price equal to the closing price on The Nasdaq Capital Market of the Company’s common stock on such date that the related 2019 Warrants are exercised.

Each Replacement Warrant will be exercisable beginning on the date of issuance thereof and ending on the five year anniversary of such date. The exercise price and number of shares of common stock issuable upon exercise of the Replacement Warrants will be subject to adjustment in the event of any stock dividend, split, recapitalization, reorganization or similar transaction, as described in the Replacement Warrant.

On each of December 9 and 10, 2020, the Investors exercised 100,000 of their 2019 Warrants, for an aggregate exercise of 200,000 of their 2019 Warrants, resulting in total net proceeds to the Company of approximately $1.1 million. As a result of these exercises, we issued to the Investors an aggregate of 100,000 additional replacement warrants, which are substantially similar to the Replacement Warrants described above except that 50,000 of the newly-issued replacement warrants have an exercise price of $6.57 and 50,000 of such replacement warrants have an exercise price of $6.46.

Repayment of the July 2019 Notes

On October 9, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with Dillon Hill, as sole holder of the July 2019 Notes for the repayment in full of the July 2019 Notes, in an aggregate amount of $1,665,581 (the “Payoff Amount”), representing the outstanding principal amount of the July 2019 Notes plus accrued but unpaid interest through the scheduled maturity of the July 2019 Notes. The Company paid the Payoff Amount to Dillon Hill on October 9, 2020. As of October 9, 2020, all of the obligations and liabilities of the Company and its affiliates under the July 2019 Notes, the Purchase Agreement, and the Security Agreements, and any other related documents and instruments, was automatically satisfied in full, and all related liens, mortgages or other security interests were automatically released. Dillon Hill is a greater than 5% shareholder in the Company’s common stock.

