Form 10-K/A
period 2020-09-30
APPLIED DNA SCIENCES INC
filed 2021-01-27
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Emerging growth company ☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐      Yes      ☒        No

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

As of January 22, 2021, the Registrant had outstanding 7,471,474 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Applied DNA Sciences, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 17, 2020 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2020. This amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The ages of the directors and executive officers are shown as of January 22, 2021.

Name	Ages	Position
James A. Hayward	67	Chief Executive Officer, President and Chairman of the Board of Directors

Scott L. Anchin	46	Director

John Bitzer, III	59	Director

Robert B. Catell	83	Director

Joseph D. Ceccoli	57	Director

Sanford R. Simon	77	Director

Yacov A. Shamash	70	Director

Elizabeth M. Schmalz Ferguson	69	Director

Beth Jantzen	43	Chief Financial Officer

Judith Murrah	62	Chief Operating Officer, Chief Information Officer and Secretary

Set forth below is biographical information with respect to the aforementioned individuals.

James A. Hayward, Ph.D., Sc.D.

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006 and our President and the Chairman of the Board of Directors since June 12, 2007. He was previously our acting Chief Executive Officer since October 5, 2005. He also served as Acting Chief Financial Officer from August 20, 2013 through October 13, 2013. Dr. Hayward received his Ph.D. in Molecular Biology from the State University of New York at Stony Brook (“Stony Brook”) in 1983 and an honorary Doctor of Science from the same institution in 2000. His experience with public companies began with the co-founding of one of England’s first biotechnology companies — Biocompatibles. Following this, Dr. Hayward was Head of Product Development for the Estee Lauder companies for five years. In 1990 he founded The Collaborative Group, a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, where he served as Chairman, President and Chief Executive Officer for 14 years. During this period, The Collaborative Group created several businesses, including The Collaborative BioAlliance, a contract developer and manufacturer of human gene products that was sold to Dow Chemical in 2002, and Collaborative Labs, a service provider and manufacturer of ingredients for skincare and dermatology that was sold to Engelhard (now BASF) in 2004. He is the winner of the first Helix Award from BIO and has been twice elected Entrepreneur of the Year by Inc Magazine and the Long Island Technology Hall of Fame. He has served on the Boards of The Stony Brook Foundation, the NYS Research Foundation, and the NYS Regents Advisory Board. Dr. Hayward also serves on the advisory board of the Manufacturing and Technology Resource Consortium of Stony Brook University, and serves on the boards of Softheon Corporation and NeoMatrix Formulations, Inc.

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

Yacov A. Shamash

Dr. Yacov A. Shamash has been a member of the Board of Directors since March 17, 2006. Dr. Shamash is a Professor of Electrical and Computer Engineering at Stony Brook, a position he has held since 1992. From 1992 to 2015, he was the Dean of Engineering and Applied Sciences, and from 1995 to 2004, Dr. Shamash was also the Dean of the Harriman School for Management and Policy at Stony Brook. He served as VP for Economic Development at Stony Brook from 2001-2019. He was founder of the New York State Center for Excellence in Wireless and Information Technology at Stony Brook. Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash serves on the board of directors of public companies Comtech Telecommunications Corp., and Keytronic Corp. He is on the boards of several not for profit organizations: the Long Island First Robotics, Listnet and Broad Hollow Science Park. Dr. Shamash holds a Ph.D. degree in Electrical Engineering from Imperial College of Science and Technology in London, England.

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

Sanford R. Simon

Dr. Sanford R. Simon has been a member of the Board of Directors since March 17, 2006. Dr. Simon has been a Professor of Biochemistry, Cell Biology and Pathology at Stony Brook since 1997. He joined the faculty at Stony Brook as an Assistant Professor in 1969 and was promoted to Associate Professor with tenure in 1975. Dr. Simon was a member of the board of directors of The Collaborative Group from 1995 to 2004. From 1967 to 1969, Dr. Simon was a Guest Investigator at Rockefeller University. Dr. Simon received a B.A. in Zoology and Chemistry from Columbia University in 1963, a Ph.D. in Biochemistry from Rockefeller University in 1967, and studied as a postdoctoral fellow with Nobel Prize winner Max Perutz in Cambridge, England. He maintains an active research laboratory studying aspects of cell invasion in cancer and inflammation, the uses of small molecules in modulating diverse cell functions, and novel strategies of drug delivery; he also teaches undergraduate, graduate, medical and dental students. Dr. Simon has worked in the use of large biomolecules in commercial media, and we have made use of his expertise in formulating DNA into commercial carriers for specific customers.

As a member of our Board of Directors, Dr. Simon has advised us on patents, provided technical advice, and introduced us to corporate partners and customers. The Board of Directors believes that Dr. Simon’s advice makes him a valuable member of the Board of Directors.

John Bitzer, III

John Bitzer, III, joined the Board of Directors on August 10, 2011. Mr. Bitzer is the former President and Chief Executive Officer of ABARTA, Inc. (“ABARTA”), a private, third and fourth generation family holding-company with operations in the soft drink and energy drink industries. In 1985, Mr. Bitzer began his career in sales for the Cleveland Coca-Cola Bottling Company. He has been Publisher of Atlantic City Magazine in Atlantic City, N.J. In 1994, he founded the ABARTA Media Group and held the position of Group Publisher. In 1997, he was named President and Chief Operating Officer of ABARTA and was President and Chief Executive Officer from 1999 to 2019. Mr. Bitzer has a bachelor’s degree from the University of Southern California and a Masters of Business Administration (“MBA”) from the University of Michigan.

Mr. Bitzer’s experience as an executive officer and director of several private companies and organizations led the Board of Directors to conclude that he should serve as a director of the Company.

Joseph D. Ceccoli

Joseph D. Ceccoli was appointed to the Board of Directors on December 3, 2014. Since 2010, Mr. Ceccoli has been the Founder, President and CEO of Biocogent, LLC (“Biocogent”), a bioscience company located at the Stony Brook Long Island High Technology Incubator. Biocogent is focused on the invention, development and commercialization of skin-active molecules and treatment products used in regulated (over-the-counter/med-care), personal care and consumer products. Prior to starting Biocogent, Mr. Ceccoli was Global Director of Operations for BASF Corporation, a global Fortune 100 company and the world’s largest global chemical company, where he was responsible for the integration, operations and growth of domestic and overseas business units from 2007 to 2008. Prior to BASF, Mr. Ceccoli was a General Manager for Engelhard Corporation, a U.S.-based Fortune 500 company and chief operating officer of Long Island-based The Collaborative Group from 2004 to 2007. Mr. Ceccoli holds a Bachelor of Science (“B.S.”) degree in Biotechnology from Rochester Institute of Technology and advanced professional training in various pharmaceutical sciences, emulsion chemistry, engineering and management disciplines. He is a member of numerous professional organizations such as the American Chemical Society and the Society of Cosmetic Chemists.

The Board of Directors believes that Mr. Ceccoli’s experience across the bioscience and chemical markets, including in global and U.S.-based operations and management, enriches our Board of Directors. Mr. Ceccoli’s experience as an executive officer and director of several bioscience and chemical companies and organizations led the Board of Directors to conclude that he should serve as a director of the Company.

Robert B. Catell

Robert B. Catell was appointed to the Board of Directors on October 7, 2016. Since 2006, Mr. Catell has been serving as Chairman of the Advanced Energy Research and Technology Center (AERTC) at Stony Brook. He served on the Board of New York State Energy Research & Developmental Authority. Among other accomplishments, Mr. Catell was formerly Chairman and CEO of KeySpan Corporation and KeySpan Delivery (formerly Brooklyn Union Gas), and Chairman of National Grid, U.S. and Deputy Chairman of National Grid plc, upon National Grid’s acquisition of KeySpan. He also serves on the board of several business and not-for-profit organizations. He has been Chairman of Applied DNA Sciences’ Strategic Advisory Board since its inception in February 2016. Mr. Catell holds both a Master’s and Bachelor’s degree in Mechanical Engineering from City College of New York and is a registered Professional Engineer. He has attended Columbia University’s Executive Development Program, and the Advanced Management Program at the Harvard Business School.

The Board of Directors believes that Mr. Catell’s extensive executive-level management experience, including as a director at other private and public companies and within regulated and technical industries, qualifies him to serve as one of our directors.

Scott L. Anchin

Mr. Anchin was appointed to the Board of Directors on November 7, 2019. Mr. Anchin is a partner at Cormont Strategic Services, LLC, which provides special situation consulting and operational support. Previously Mr. Anchin served as a managing director with Opportune LLP from March 2016 to October 2018, where he provided restructuring advisory services to companies and stakeholders in distressed situations. From 2009 to February 2016, Mr. Anchin was employed by Alvarez & Marsal North America, LLC, a global professional services firm specializing in turnaround and interim management and performance improvement. He is a non-practicing certified public accountant in the State of New York and holds a B.S. in Accounting from the Wharton School of Business at the University of Pennsylvania and an M.B.A. with a concentration in Management from Columbia Business School. Mr. Anchin currently serves as a director of Genasys Inc. (Nasdaq: GNSS) and Kopin Corporation (Nasdaq: KOPN).

The Board of Directors believes that Mr. Anchin’s executive-level management experience qualifies him to serve as one of our directors.

Elizabeth M. Schmalz Ferguson

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

Beth Jantzen

Beth Jantzen was appointed as our Chief Financial Officer, effective February 15, 2015. Previously, Ms. Jantzen held the position of Controller from May 2013 to her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Jantzen was a senior manager at Marcum LLP, our independent registered accounting firm from January 2000 until June 23, 2014, where she managed multiple engagements and specialized in SEC policies, practices and procedures, including Sarbanes-Oxley compliance. Ms. Jantzen holds a B.S. in Accounting from the State University of New York at Binghamton and is also a Certified Public Accountant (CPA).

Judith Murrah

Ms. Judith Murrah has been our Chief Operating Officer since January 19, 2021, our Chief Information Officer since June 1, 2013, and our Secretary since December 22, 2017. Ms. Murrah is responsible for information technology strategy and implementation.  Ms. Murrah is also responsible for our operations functions including the development of key customer and partner relationships, quality assurance oversight and operations management. Ms. Murrah was previously the Senior Director of Information Technology at Motorola Solutions, which had acquired her former firm, Symbol Technologies. Her role at Motorola Solutions included overseeing the global IT program management office, financial and supplier operations and quality assurance. At Symbol Technologies, Ms. Murrah held leadership positions in product line management, global account sales, corporate and marketing communications and IT. Ms. Murrah holds an MBA from Harvard Business School, and a B.S. in Industrial Engineering from the University of Rhode Island. She is an inventor on fourteen U.S. patents.  Ms. Murrah is active in Long Island’s business and academic community. She has co-founded and volunteers with non-profits engaging students in science, technology, engineering, and math disciplines. She serves on the boards of the Middle Country (N.Y.) Library Foundation, the Tesla Science Center at Wardenclyffe, and Stony Brook University’s Center for Corporate Education.   Ms. Murrah was named to 2005 and 2006 Top 50 Women of Long Island and received the inaugural 2001 Diamond Award for Long Island Women Leaders in Technology.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners (“10% stockholders”) also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us during or with respect to the fiscal year ended September 30, 2020, as the case may be, and upon written representations from these reporting persons, we believe that all reports required by Section 16(a) applicable to our officers, directors and 10% stockholders were filed on a timely basis, as disclosed in the forms described above, during the fiscal year ended September 30, 2020, except as set forth below.

Scott L. Anchin did not timely file one Form 4 to report two transactions. Based on a review of public filings with the SEC, we believe that Mr. Anchin has prepared and filed the required Form 4 to report his transactions.

Governance of the Company

Code of Ethics

Our Board of Directors has adopted a “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act (our “Code of Business Conduct and Ethics”) that applies to all of our employees, officers and directors, including our chief executive officer, our chief financial officer and those officers and employees responsible for financial reporting. The Code of Business Conduct and Ethics is designed to codify the ethical standards that we believe are reasonably designed to deter wrong-doing and promote honest and ethical conduct.

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

Audit Committee

Messrs. Bitzer (Chairperson), Ceccoli and Shamash served on the audit committee during the fiscal year ended September 30, 2020 and currently continue to serve on the audit committee. The Board of Directors has determined that each member of the audit committee is independent within the meaning of the director independence standards of the Company and The Nasdaq Capital Market (“Nasdaq”) as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that Mr. Bitzer is an “audit committee financial expert” as defined in the Exchange Act.

The composition and responsibilities of the audit committee and the attributes of its members, as reflected in the audit committee charter, are intended to be in accordance with applicable requirements for corporate audit committees. The audit committee charter will be reviewed, and amended if necessary, on an annual basis.

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

Compensation Committee

Messrs. Bitzer, Ceccoli, and Shamash (Chairperson) served on the compensation committee during the fiscal year ended September 30, 2020 and currently continue to serve on the compensation committee. The Board of Directors has determined that each member of the compensation committee is independent within the meaning of the director independence standards of the Company, Nasdaq and the SEC. The compensation committee reviews and approves salaries and bonuses for all officers, administers options outstanding under our stock incentive plan, provides advice and recommendations to the Board of Directors regarding directors’ compensation and carries out the responsibilities required by SEC and Nasdaq rules. The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance our interests and strategic goals. As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussions regarding compensation for other executive officers. The compensation committee does not utilize outside compensation consultants but considers other general industry information and trends if available.

Nominating Committee

Messrs. Shamash (Chairperson), Bitzer and Simon served on the nominating committee during the fiscal year ended September 30, 2020, and currently continue to serve, on the nominating committee. The Board of Directors has determined that each member of the nominating committee is independent within the meaning of the director independence standards of the Company, Nasdaq and the SEC.

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

Compensation Overview

Our compensation approach is necessarily tied to our stage of development as a company. We have historically been principally devoted to developing DNA embedded biotechnology security solutions, but have more recently also supplied DNA for use in in vitro medical diagnostics, preclinical biotechnology and preclinical drug and biologic development and manufacturing markets. We have established diagnostic and surveillance testing programs for COVID-19, further positioned our proprietary LinearDNA™ manufacturing platform as an alternative to traditional vaccine development technologies, and redirected resources to our biotherapeutics and diagnostics markets, including vaccine development programs. We also have undertaken preliminary steps towards the development of drugs and biologics.

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

The Chief Executive Officer is the only named executive officer with an employment agreement. In addition, there are no change in control, severance or noncompetition agreements with any other named executive officer, nor are we otherwise obligated to pay any named executive officers any amounts if there is a change in control of the Company or if such named executive officer’s employment with us terminates, except for the Chief Executive Officer, as described below in the section entitled “—Employment Agreement with Dr. James Hayward.”

Determination of Executive Compensation Awards

The compensation committee establishes and monitors the basic philosophy governing the compensation of the Chief Executive Officer. On an annual basis, the compensation committee reviews the compensation of the Chief Executive Officer including incentive compensation plans and equity-based plans. Compensation decisions for all of our other executive officers are also approved by our compensation committee, after reviewing the recommendations of our Chief Executive Officer. We have traditionally placed significant emphasis on the recommendation of our Chief Executive Officer with respect to the determination of executive compensation (other than his own), in particular with respect to the determination of base salary, cash incentive and equity incentive awards, and typically followed such recommendations as presented by our Chief Executive Officer. However, the compensation committee in reviewing such recommendations is free to make decisions that are contrary to the Chief Executive Officer’s recommendations. The compensation committee’s composition and oversight of our executive compensation program is described in more detail above in the section entitled “—Governance of the Company—Board Committees —Compensation Committee.”

For purposes of determining our executive officer compensation in the fiscal year ended September 30, 2020 and in prior fiscal years, we considered the following factors: our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities; the roles and responsibilities of our executives; the individual experience and skills of, and expected contributions from, our executives; the amounts of compensation being paid to our other executives; our executives’ historical compensation at our Company; an assessment of the professional effectiveness and capabilities of the executive officer; the Company’s performance and financial position and the performance of the executive officer against the corporate and other scorecards used to determine incentive compensation. While we have not used any formula or formal benchmarking to determine compensation based on these factors, we have placed the most emphasis in determining compensation on our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities and the subjective assessment of the professional effectiveness and capabilities of the executive officer. Our understanding of the amount of compensation generally paid by similarly situated companies was based on our compensation committee’s and our Chief Executive Officer’s own business judgment and collective experience in such matters.

Base Salary

Our compensation committee sets the Chief Executive Officer’s base salary annually in accordance with the terms of his employment agreement (provided that unless otherwise consented to by the Chief Executive Officer, any change by the compensation committee may increase, but not decrease, the Chief Executive Officer’s annual rate of base salary). As of September 4, 2019, Dr. Hayward voluntarily reduced his salary from the then-current rate of $250,000 to $50,000. Dr. Hayward’s salary was subsequently increased to $150,000 during December 2019. On October 3, 2020, Dr. Hayward’s regular annual salary rate of $400,000 was reinstated.

The base salary for each of the other named executive officers is reviewed annually by the Chief Executive Officer and any adjustments recommended by him are subject to the review and approval by the compensation committee. As of October 2019, Ms. Jantzen’s salary was $ 228,000 and Ms. Murrah’s salary was $228,000. In December of 2019, such salaries were both increased to $250,000.

At the start of the 2021 fiscal year, Ms. Jantzen’s base salary was maintained at $250,000. Ms. Murrah’s base salary was increased to $300,000. Ms. Murrah’s salary was then subsequently increased to $325,000 in connection with her promotion to COO, effective January 23, 2021. Adjustments to base salary are based upon a review of a variety of factors, including the following:

•	individual and Company performance, measured against quantitative and qualitative goals, such as our growth, revenue, profitability and other matters;

•	duties and responsibilities as well as the executive’s experience; and

•	the types and amount of each element of compensation to be paid to the named executive officer.

The current fiscal year 2021 base salaries for our named executive officers are as follows:

Dr. James A. Hayward	$400,000

Beth M. Jantzen	$250,000

Judith Murrah	$325,000

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

Effective March 15, 2018, the compensation committee approved a bonus of $121,125 that would be payable to Dr. Hayward if and when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year (the “Revenue Goals”), provided that Dr. Hayward is still employed by the Company on such date (the “Revenue Bonus”). Effective May 2, 2018, the compensation committee increased the amount of the Revenue Bonus to $403,623; effective December 27, 2018, to $553,623, and effective December 5, 2019 to $753,623. The revenue targets underlying the Revenue Bonus have not yet been achieved. The Revenue Bonus has no expiration date and may be earned at any time during Dr. Hayward’s employment if the Revenue Goals are achieved.

In recognition of Dr. Hayward’s contributions to the Company, on October 19, 2020, the Company awarded Dr. Hayward a one-time discretionary bonus of $250,000 which was paid on October 30, 2020. Ms. Beth Jantzen and Ms. Murrah were each awarded on October 2, 2020 a cash bonus of $42,116 which was paid on October 16, 2020.

Long-Term Stock-Based Compensation

Our long-term compensation program has historically consisted solely of stock options. Option grants made to executive officers are designed to provide them with an incentive to execute their responsibilities in such a way as to generate long-term benefit to us and our stockholders. Through possession of stock options, our executives participate in the long-term results of their efforts, whether by appreciation of our Company’s value or the impact of business setbacks, either Company-specific or industry-based. Additionally, stock options provide a means of ensuring the retention of our executive officers, in that they are in most cases subject to vesting over an extended period of time.

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

Stock options are granted periodically. Historically we have granted our executive officers a combination of stock options that vest over a period of time and stock options that are immediately exercisable. On June 3, 2020, we granted each of our named executive officers a stock option to purchase 6,965 shares of our common stock, which were immediately exercisable upon grant and have a ten year term.

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

Compensation Committee:

1.	Yacov A. Shamash (Chairman)

2.	John Bitzer, III

3.	Joseph Ceccoli

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

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the fiscal years ended September 30, 2020 and 2019.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
James A. Hayward	2020	125,000	250,000	—	51,339	16,615	442,954
Chairman, President and CEO	2019	232,692	—	—	125,693	16,615	375,000

Beth M. Jantzen	2020	236,154	42,116	—	51,339	—	329,609
CFO	2019	221,538	—	—	1,456	—	222,994

Judith Murrah	2020	236,154	42,116		51,339	—	329,609
CIO	2019	221,538	—		2,419	—	223,957

(1)	Represents the grant date fair value calculated in accordance with FASB ASC Topic 718, or ASC 718, based on the Black Scholes value of the options on the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on December 17, 2020 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Equity Based Compensation.”

(2)	Represents reimbursement payments to Dr. Hayward for costs associated with an automobile used by Dr. Hayward.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2020 held by the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James A. Hayward	16,666	—	140.40	7/10/2028
	20,833	—	232.80	10/17/2023
	4,375	—	114.40	12/21/2024
	1,250	—	119.60	12/21/2025
	3,750	—	82.00	12/20/2026
	6,250	—	47.60	08/29/2028
	6,965	—	8.36	06/02/2030
Beth M. Jantzen	104	—	205.20	10/14/2023
	104	—	278.40	11/28/2023
	104	—	326.40	12/09/2023
	1,000	—	114.40	12/21/2024
	750	—	138.00	2/14/2025
	1,250	—	119.60	12/21/2025
	1,500	—	82.00	12/20/2026
	2,500	—	47.60	08/29/2028
	6,695	—	8.36	06/02/2030
Judith Murrah	833	—	280.80	12/01/2023
	1,875	—	114.40	12/21/2024
	104	—	326.40	12/09/2023
	1,250	—	119.60	12/21/2025
	1,500	—	82.00	12/20/2026
	3,750	—	47.60	08/29/2028
	6,965	—	8.36	06/02/2030

Employment Agreement with Dr. James A. Hayward

The following is a discussion of our employment agreement with Dr. Hayward as of September 30, 2020 and, where indicated, compensation actions prior to such date.

On July 28, 2016, an employment agreement was entered into with Dr. Hayward, effective July 1, 2016. The employment agreement provides that Dr. Hayward will be the Company’s CEO and will continue to serve on the Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2020, the employment agreement renewed for an additional year. Under the employment agreement, Dr. Hayward will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million, provided Dr. Hayward is still employed by the Company on such date(s). This bonus is separate from and in addition to the Revenue Bonus described above. Pursuant to the employment agreement, Dr. Hayward’s initial annual salary was $400,000, although as discussed above, his salary was reduced during fiscal years 2019 and 2020.

The employment agreement also provides for the following limited perquisites: an automobile allowance of up to $1,500 per month1, a gas allowance, the use of an outside driver for up to twenty hours per week, a gym membership and an airline club membership. The Board of Directors, acting in its discretion, may grant annual bonuses to Dr. Hayward. Dr. Hayward will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

The agreement with Dr. Hayward also provides that if he is terminated by the Company without cause or if Dr. Hayward terminates his employment for good reason, then, in addition to earned and unpaid salary, bonus and benefits, and subject to the delivery of an executed general release and continuing compliance with restrictive covenants, Dr. Hayward will be entitled to receive a pro rata portion (based on the number of days elapsed from the beginning of the Company’s fiscal year to his termination of employment) of the greater of (X) the annual bonus he would have received if employment had continued through the end of the year of termination or (Y) the prior year’s bonus; installment payments for two years following termination in an aggregate amount equal to the greater of (i) 2.99 times Dr. Hayward’s base salary or (ii) two times the sum of (A) Dr. Hayward’s base salary and (B) Dr. Hayward’s prior year’s bonus (or, if greater, Dr. Hayward’s target bonus for the year of termination); Company-paid COBRA continuation coverage for 18 months post-termination; continuing life insurance benefits (if any) for two years; and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term).

Upon termination due to death or disability, Dr. Hayward will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause, other than the installment payments.

If termination of employment by the Company without cause or by Dr. Hayward for good reason occurs within six months before or two years after a change in control of the Company (as defined in the employment agreement), then, the severance payments that would otherwise have been paid in installments will be paid in a lump sum. Further, unless assumed or continued by the acquiror, all of Dr. Hayward’s outstanding options and other equity incentive awards will become fully vested upon the occurrence of a change in control of the Company (whether or not his employment is terminated in connection with such change in control). The exercisability period of outstanding options would be extended until three years following the change in control (or if later, termination), or the earlier expiration of the fixed option term.

Dr. Hayward is subject to standard restrictive covenants, including a two year post-employment non-compete and non-solicit of employees or customers.

Director Compensation: Fiscal 2020

During the fiscal year that ended September 30, 2020, we did not provide any cash compensation to our non-employee directors for their service on our Board of Directors. On May 13, 2020, the Board of Directors approved the recommendation from the compensation committee that each of the non-employee directors shall annually receive, for as long as they are a member of the Board of Directors, a stock option with a 10-year term to purchase a number of shares of common stock having a fair value of $125,000 on the date of grant as determined using the Black Scholes value, eligible to vest in full on the first anniversary of the date of grant, subject to continued board membership through such date. Our Board of Directors, upon recommendation from the compensation committee, may also grant additional stock options to purchase shares of our common stock to certain non-employee directors from time to time. In 2020, many of our non-employee directors received additional stock options with a fair value of $10,000 in recognition of their committee service or other additional time spent in fulfillment of their duties on the Board of Directors.

On November 7, 2019, Scott L. Anchin was appointed as a director of the Board of Directors. In connection with Mr. Anchin’s appointment to the Board of Directors, we entered into a consulting agreement, with Meadow Hill Place, LLC (“Meadow Hill”), a company wholly owned by Mr. Anchin, whereby Meadow Hill agreed to provide certain advisory services to the Company. The agreement expired on June 12, 2020. The agreement provided for compensation in the form of both cash and equity. Meadow Hill received $25,000 for the first month of the term, and $20,000 for each of the second through sixth months of the term. In addition, in satisfaction of the equity compensation portion of the agreement, (i) the Company granted an option to purchase 20,834 shares of its common stock to Mr. Anchin on December 12, 2019 at an exercise price equal to $4.26 per share, which vested on June 12, 2020, and (ii) the Company granted an option to purchase 20,786 shares of its common stock to Mr. Anchin on January 2, 2020 at an exercise price equal to $4.43 per share, which vested with respect to 9,121 shares on July 2, 2020, with the remainder forfeited prior to becoming vested upon the expiration of the consulting agreement on June 12, 2020.

Due to limits under our 2005 Stock Incentive Plan, we were not able to issue to Mr. Anchin all of the options due to him as a non-employee director in fiscal year 2020. Once our 2020 Stock Incentive Plan was approved, however, we granted Mr. Anchin an option with respect to 24,038 shares, at an exercise price of $7.54, on October 19, 2020. The grant was immediately exercisable with respect to 5,573 shares and will vest on May 22, 2021 with respect to 18,465 shares. The grant was intended to represent (i) an annual non-employee director stock option grant, pro-rated with respect to his service on the Board from November 7, 2019 through May 21, 2020, and (ii) an annual non-employee director stock option grant in respect of his service on the Board for the one year period commencing on May 22, 2020. It will be reflected in next year’s Summary Compensation Table as fiscal year 2021 compensation.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)
Sanford R. Simon (2)	—	—	135,000	—	135,000
Yacov A. Shamash (2)	—	—	135,000	—	135,000
John Bitzer, III (1)	—	—	125,000	—	125,000
Joseph D. Ceccoli(2)	—	—	135,000	—	135,000
Scott L. Anchin (3)	—	—	—	325,000	325,000
Robert C. Catell(2)	—	—	135,000	—	135,000
Elizabeth M. Schmalz Ferguson(2)	—	—	135,000	—	135,000

(1)	An option to purchase 12,598 shares of our common stock was granted to Mr. Bitzer on May 22, 2020 at an exercise price of $11.04 per share.

(2)	An option to purchase 13,606 shares of our common stock was granted to each of Messrs. Catell, Ceccoli, Simon and Shamash and Ms. Schmalz Ferguson on May 22, 2020, at an exercise price of $11.04 per share.

(3)	This represents the cash paid to Mr. Anchin under his consulting agreement, as well as the grant date fair value of options granted as part of the same consulting agreement. The method by which we calculated the grant date fair value for this option grant is described in footnote 4 below. As described in the narrative above, Mr. Anchin forfeited a portion of this option grant when he ceased to provide consulting services to us during fiscal year 2020.

(4)	The amounts represent the grant date fair value calculated in accordance with ASC 718 based on the Black Scholes value of the options on the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on December 17, 2020 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Equity Based Compensation.” As of September 30, 2020, Messrs. Simon, Shamash, Bitzer, Ceccoli, Catell, and Anchin and Ms. Schmalz Ferguson had total outstanding option awards (including warrants) of 23,814, 25,028, 22,318, 23,278, 22,400, 29,955 and 21,374 shares of our common stock, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2020 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders
Applied DNA Sciences, Inc.2005 Incentive Stock Plan, as amended	291,035	$63.25	44,343
Applied DNA Sciences, Inc. 2020 Incentive Plan	—	—	3,500,000
Equity compensation plans not approved by security holders	—	—	—
TOTAL	291,035	$63.25	139,169

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of January 22, 2021, (i) by each person who is known to us to beneficially own 5% or more of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors and (iii) by all executive officers and directors as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 50 Health Sciences Drive, Stony Brook, New York 11790.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Owned (1)		Percentage of Class (2)
Executive Officers and Directors:

James A. Hayward	Common Stock	291,481	(3)	3.82%

Yacov A. Shamash	Common Stock	13,007	(4)(15)	*

John Bitzer, III	Common Stock	44,955	(5)(6)(16)	*

Robert C. Catell	Common Stock	10,734	(10)(15)	*

Joseph D. Ceccoli	Common Stock	10,241	(7)(15)	*

Beth M. Jantzen	Common Stock	27,389	(11)	*

Judith Murrah	Common Stock	31,863	(12)	*

Scott L. Anchin	Common Stock	25,528	(17) (18)	*

Sanford R. Simon	Common Stock	10,280	(8)(15)	*

Elizabeth Schmalz Ferguson	Common Stock	8,544	(13)(15)	*

All directors and officers as a group (10 persons)	Common Stock	484,272	(9)	6.23%

5% Stockholder:
Bruce Grossman	Common Stock	658,739	(14)	8.10%
Empery Asset Management, LP	Common Stock	480,000	(19)	6.51%
CVI Investments, Inc.	Common Stock	455,000	(20)	6.09%

*	indicates less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options”).

(2)	Based upon 7,471,474 shares of common stock outstanding as of January 22, 2021. Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are beneficially held by such person (but not those held by any other person) have been exercised and converted.

(3)	Includes 157,295 shares underlying currently exercisable options.

(4)	Includes 11,422 shares underlying currently exercisable options.

(5)	Includes 9,720 shares underlying currently exercisable options.

(6)	Includes 34,563 shares of common stock owned by Delabarta, a wholly-owned subsidiary of ABARTA. Mr. Bitzer is the former President and a member of the board of directors of each of Delabarta and ABARTA. Mr. Bitzer disclaims beneficial ownership of the shares held by Delabarta except to the extent of his pecuniary interest therein.

(7)	Includes 9,672 shares underlying currently exercisable options.

(8)	Includes 10,208 shares underlying currently exercisable options.

(9)	Includes 307,040 shares underlying currently exercisable options.

(10)	Includes 8,794 shares underlying currently exercisable options.

(11)	Includes 727,317 shares underlying currently exercisable options.

(12)	Includes 29,316 shares underlying currently exercisable options.

(13)	Includes 7,768 shares underlying currently exercisable options.

(14)	This information is based on a Form 13GA filed with the SEC on January 21, 2021 by Bruce Grossman. Bruce Grossman reported sole and shared voting and sole and shared dispositive power of 658,739 shares of common stock underlying currently exercisable warrants. The address of Bruce Grossman is c/o Dillon Hill Capital LLC, 200 Business Park Drive, Suite 306, Armonk, NY 10504.

(15)	Excludes 13,606 shares underlying options for Ms. Schmalz Ferguson, Messrs. Shamash, Ceccoli, Simon and Catell that were granted on May 22, 2020 and vest in full on May 22, 2021.

(16)	Excludes 12,598 shares underlying options for Mr. Bitzer that were granted on May 22, 2020 and vest in full on May 22, 2021.
(17)	Includes 35,528 shares underlying currently exercisable options.

(18)	Excludes 18,465 underlying options that were granted on October 19, 2020 and vest in full on May 22, 2020.

(19)

This information is based on a Form 13G filed with the SEC on January 14, 2021 by Empery Asset Management LP (“Empery”). Empery reported shared voting and shared dispositive power of 480,000 shares of common stock and 6,876 shares of common stock issuable upon exercise of Warrants. The address for Empery is 1 Rockefeller Plaza, Suite 1205 New York, New York 10020

(20)	This information is based on a Form 13G filed with the SEC on January 19, 2021 by CVI Investments, Inc. (“CVI”). CVI reported shared voting and shared dispositive power of 455,000 shares of common stock. The address of CVI is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other Relationships

On December 12, 2019, we entered into a consulting agreement, with Meadow Hill, a company wholly owned by Mr. Anchin, a board member, whereby Meadow Hill provided certain advisory services to the Company. The initial term of the agreement ended on June 12, 2020. The agreement provided for compensation in the form of both cash and equity. Meadow Hill was eligible to receive $125,000 for the initial six month term. In addition, in satisfaction of the equity compensation portion of the agreement, (i) the Company granted an option to purchase 20,834 shares of its common stock to Mr. Anchin on December 12, 2019 at an exercise price equal to $4.26 per share, which vested on June 12, 2020, and (ii) the Company granted an option to purchase 20,786 shares of its common stock to Mr. Anchin on January 2, 2020 at an exercise price equal to $4.43 per share, of which 9,121 vested on July 2, 2020. The consulting agreement was completed on June 12, 2020 in full satisfaction of all obligations. As a result, the agreement was not extended and therefore expired on June 12, 2020. As a result, 11,665 of the options granted on January 2, 2020, which were related to the extension period, did not vest and were cancelled on June 12, 2020.

On July 17, 2019, we issued $1.5 million of secured convertible notes (the “July 2019 Notes”), bearing interest at a rate of 6% per annum, in a non-brokered private placement with an accredited investor, Dillon Hill Capital, LLC. Dillion Hill Capital, LLC and Dillion Hill Investment Company (together the “Warrant Investors”) are both controlled by Bruce Gross and are included in the table “Security Ownership of Certain Beneficial Owners and Management.”

On November 15, 2019, we closed an underwritten public offering where we issued and sold 2,285,000 shares of our common stock and 2,285,000 accompanying common warrants (the “2019 Warrants”) each with the right to purchase one share of our common stock at an exercise price of $5.25 per share. In such offering, the Warrant Investors purchased certain of the 2019 Warrants. On October 7, 2020, we entered into Warrant Exercise Agreements (each, a “Warrant Exercise Agreement”) with each of the Warrant Investors, whereby 318,000 of our 2019 Warrants were exercised. The gross proceeds to the Company from this partial exercise of the 2019 Warrants was $1,669,500.

On October 9, 2020, the Company entered into a letter agreement with Dillon Hill Capital, LLC as sole holder of the July 2019 Notes for the repayment in full of such notes, in an aggregate amount of $1,665,581, representing their outstanding principal amount plus accrued but unpaid interest through their scheduled maturity date. The Company paid such payoff amount on October 9, 2020.

In consideration of this partial exercise of the 2019 Warrants and of the consent to repayment of the July 2019 Notes, the Company agreed to issue pursuant to the Warrant Exercise Agreement (the “Private Placement”), in addition to the 318,000 shares of common stock issued upon exercise of the 2019 Warrants, 159,000 replacement warrants (the “Replacement Warrants”) to the Warrant Investors, which is an amount equal to one-half the amount of the 2019 Warrants exercised pursuant to the Warrant Exercise Agreements. The Replacement Warrants have an average exercise price of $7.54, the closing price on The Nasdaq Capital Market of the Company’s common stock on the date of the applicable warrant exercise.

The quantity, issue date, exercise price and expiration date of the Replacement Warrants are listed in the table below:

Quantity	Issuance Date	Exercise Price	Expiration Date
159,000	October 7, 2020	$7.54	October 7, 2025
50,000	December 9, 2020	$6.57	December 9, 2025
50,000	December 10, 2020	$6.46	December 10, 2025

Each Replacement Warrant is exercisable for one share of common stock beginning on the date of issuance thereof and ending on the five year anniversary of such date. The exercise price and number of shares of common stock issuable upon exercise of the Replacement Warrants are subject to adjustment in the event of any stock dividend, split, recapitalization, reorganization or similar transaction, as described in the Replacement Warrants. Subject to limited exceptions, a holder of a Replacement Warrant will not have the right to exercise any portion of its Replacement Warrant if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided that upon 61 days’ prior notice to the Company, the holder may elect to increase or decrease the Beneficial Ownership Limitation, although in no event may the Beneficial Ownership Limitation exceed 9.99%. Each Replacement Warrant includes an adjustment provision that, subject to certain exceptions, reduces its exercise price if the Company issues common stock or common stock equivalents at a price lower than the then-current exercise price of such Replacement Warrant, subject to a minimum exercise price of 21% of such Replacement Warrant’s initial exercise price per share. Under certain limited circumstances, including that the daily volume weighted average price of the common stock for each of 20 consecutive trading days has exceeded three times the exercise price of such Replacement Warrant, the Company may call for cancellation of all or any portion of such Replacement Warrant for which a notice of exercise has not yet been delivered for consideration equal to $0.001 per share of common stock for which such Replacement Warrant is excisable.

As of October 9, 2020, all of the obligations and liabilities of the Company and its affiliates under the July 2019 Notes, the related purchase agreement, and related Security Agreements, and any other related documents and instruments, was automatically satisfied in full, and all related liens, mortgages or other security interests were automatically released.

Director Independence

The Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2020, each of our directors other than Dr. Hayward and Mr. Anchin—consisting of John Bitzer, III, Robert B. Catell, Joseph D. Ceccoli, Yacov A. Shamash, Sanford R. Simon, and Elizabeth M. Schmalz Ferguson —are and were “independent” as defined by the listing standards of Nasdaq, constituting a majority of independent directors on our Board of Directors as required by the rules of Nasdaq. The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The following table sets forth fees billed to us by our current independent auditors during the fiscal years ended September 30, 2020 and 2019 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Marcum LLP
		Fiscal year ended September 30, 2020	Fiscal year ended September 30, 2019
(i)	Audit Fees	$221,780	$251,835
(ii)	Audit-Related Fees	—	—
(iii)	Tax Fees	27,329	17,000
(iv)	All Other Fees	—	—
Total Fees		$249,109	$268,835

Audit Fees — Consists of fees billed for professional services rendered for the audit of our consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements, including registration statements.

Audit-Related Fees — Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees,” such as accounting consultation and audits in connection with acquisitions.

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

Audit Committee Pre-Approval Policy

Our audit committee is responsible for approving all audit, audit-related, tax and other services. The audit committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the chairman of our audit committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full audit committee at its next meeting for ratification. During the fiscal years ended September 30, 2020 and 2019, all services performed by Marcum LLP were pre-approved by our audit committee in accordance with these policies and applicable SEC regulations.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed	Filed with this Form 10-K/A
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Description of Securities	10-K	4.1	002-90539	12/17/2020
4.2	Form of Underwriter’s Warrant to be issued to Maxim Group LLC	S-1/A	10.26	333-199121	10/30/2014
4.3	Form of Underwriter’s Warrant	8-K	4.1	001-36745	3/27/2015
4.4	Form of Purchase Warrant	8-K	4.1	001-36745	11/23/2015
4.5	Form of Placement Agent Warrant issued to Maxim Group LLC	8-K	4.2	001-36745	11/23/2015
4.6	Form of Placement Agent Warrant issued to Maxim Group LLC and Imperial Capital, LLC	8-K	4.1	001-36745	11/2/2016
4.7	Form of Purchase Warrant	8-K	4.1	001-36745	12/20/2017
4.8	Common Stock Purchase Warrant	8-K		001-36745	12/21/2018
4.9	Form of pre-funded warrant	8-K		001-36745	11/14/2019
4.10	Form of common warrant certificate (included in the Warrant Agreement, dated November 15, 2019)	8-K		001-36745	11/18/2019
4.11	Form of Indenture	S-3		333-238557	05/21/2020
4.12	Form of Common Stock Purchase Warrant	8-K		001-36745	10/14/2020
10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015
10.4†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan	DEF 14A	Appendix A	001-36745	08/03/2020
10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020
10.6†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	08/02/2016
10.7	Software Distribution Agreement, dated as of January 25, 2012, by and between Applied DNA Sciences, Inc. and DivineRune, Inc.	10-Q	10.1	002-90539	5/15/2012

10.8	Form of Subscription Agreement dated June 21, 2012, by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereto	10-K	10.37	002-90539	12/20/2012
10.9†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012
10.10	Warrant Agreement, dated November 20, 2014, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	11/20/2014
10.11	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.12	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.4	001-36745	11/2/2016
10.13	Asset Purchase Agreement dated September 11, 2015 between Applied DNA Sciences, Inc. and Vandalia Research, Inc.	8-K	2.1	001-36745	9/17/2015
10.14	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated November 23, 2015	8-K/A	10.1	001-36745	11/23/2015
10.15	Form of Securities Purchase Agreement	8-K/A	10.2	001-36745	11/23/2015
10.16	Placement Agency Agreement between Maxim Group LLC, Imperial Capital, LLC and Applied DNA Sciences, Inc. dated November 2, 2016	8-K	10.1	001-36745	11/2/2016
10.17	Securities Purchase Agreement dated November 2, 2016	8-K	10.2	001-36745	11/2/2016
10.18	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.19*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	08/10/2017

10.20	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated December 20, 2017	8-K	10.1	001-36745	12/20/2017
10.21	Securities Purchase Agreement dated as of December 20, 2017, by and between Applied DNA Sciences, Inc. and the Purchasers named therein.	8-K	10.2	001-36745	12/20/2017
10.22	Registration Rights Agreement, dated November 29, 2018	8-K	10.2	001-36745	12/6/2018
10.23	Securities Purchase Agreement, dated November 29, 2018	8-K	10.3	001-36745	12/6/2018
10.24	Registration Rights Agreement, dated August 31, 2018	8-K/A	10.2	001-36745	12/10/2018
10.25	Securities Purchase Agreement, dated August 31, 2018	10-K	10.45	001-36745	12/18/2018
10.26+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019

10.27	Registration Rights Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.2	001-36745	07/17/2019
10.28	Securities Purchase Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.3	001-36745	07/17/2019
10.29	Asset Purchase Agreement, dated July 29, 2019 by and between LineaRX, Inc. and Vitatex Inc.	8-K	10.1	001-36745	08/12/2019
10.30	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc., dated August 22, 2019.	8-K	10.1	001-36745	08/26/2019
10.31	Underwriting Agreement entered into by and between Applied DNA Sciences, Inc. and Maxim Group LLC, as Representative of the Underwriters listed in Schedule I hereto, dated November 13, 2019.	8-K	1.1	001-36745	11/14/2019
10.32	Warrant Agreement, dated November 15, 2019, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4.1	001-36745	11/18/2019
10.33†	Consulting Agreement, dated as of December 12, 2019, by and between Applied DNA Sciences, Inc. and Meadow Hill Place, LLC	10-Q	10.1	001-36745	08/06/2020
10.34	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	08/13/2013
10.35	Agreement of Lease, dated November 1, 2015, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	001-36745	08/06/2020
10.36	Option Exercise Notice, dated December 3, 2015, Pursuant to Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	001-36745	05/12/2016
10.37	Temporary Lease Extension Agreement, dated August 9, 2019, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.3	001-36745	08/06/2020
10.38	Amendment to Leases, dated November 4, 2019, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-Q	10.4	001-36745	08/06/2020
10.39	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-Q	10.5	001-36745	08/06/2020
10.40	Warrant Exercise Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.1	001-36745	10/14/2020
10.41	Warrant Exercise Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.2	001-36745	10/14/2020
10.42	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.4	001-36745	10/14/2020

10.43	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.5	001-36745	10/14/2020
10.44	Letter Agreement, dated October 9, 2020, by and among Applied DNA Sciences, Inc., Dillon Hill Capital, LLC, and Delaware Trust Company, as Collateral Agent.	8-K	10.6	001-36745	10/14/2020
10.45	Consent, dated October 9, 2020, from Dillon Hill Capital, LLC to Applied DNA Sciences, Inc.	8-K	10.7	001-36745	10/14/2020
10.46+	Joint Development Agreement, dated September 11, 2018, between LineaRx, Inc., Takis S.R.L. and Evvivax S.R.L., as amended by that First Amendment, dated February 3, 2020	10-K	10.46	001-36745	12/17/2020
10.47	Animal Clinical Trial Agreement, dated September 14, 2020, between Applied DNA Sciences, Inc., Evvivax S.R.L. and Veterinary Oncology Services, PLLC	10-K	10.47	001-36745	12/17/2020
10.48	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC, dated January 10, 2021	8-K	10.1	001-36745	01/11/2021
10.49	Form of Securities Purchase Agreement	8-K	10.2	001-36745	01/11/2021
21.1	Subsidiaries of Applied DNA Sciences, Inc.	10-K	21.1	001-36745	12/17/2020

23.1	Consent of Marcum LLP	10-K	23.1	001-36745	12/17/2020
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	001-36745	12/17/2020
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	001-36745	12/17/2020
31.3	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Furnished
31.4	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Furnished
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	001-36745	12/17/2020
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	001-36745	12/17/2020

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

Date: January 27, 2021

APPLIED DNA SCIENCES, INC.

/s/ James A. Hayward

James A. Hayward

President and Chief Executive Officer