Form 10-Q
period 2020-12-31
APPLIED DNA SCIENCES INC
filed 2021-02-11
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

☒   Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

☐   Yes    ☒    No

On February 5, 2021, the registrant had 7,473,074 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended December 31, 2019

Part I - Financial Information

Item 1 – Financial Statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,241,407	$7,786,743
Accounts receivable, net of allowance of $11,968 at December 31, 2020 and September 30, 2020, respectively	1,034,354	194,319
Inventories	543,463	497,367
Prepaid expenses and other current assets	721,146	599,296
Total current assets	6,540,370	9,077,725

Property and equipment, net	2,174,758	1,277,655

Other assets:
Deposits	95,052	95,083
Goodwill	285,386	285,386
Intangible assets, net	582,338	605,330
Total Assets	$9,677,904	$11,341,179

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,895,066	$1,926,427
Promissory notes payable-current portion	658,614	329,299
Secured convertible notes payable, net of debt issuance costs	-	1,499,116
Deferred revenue	364,831	511,036
Total current liabilities	2,918,511	4,265,878

Long term accrued liabilities	848,307	848,307
Promissory notes payable-long term portion	188,175	517,488
Total liabilities	3,954,993	5,631,673

Commitments and contingencies (Note H)

Applied DNA Sciences, Inc. Stockholders’ Equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	-	-
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	-	-
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	-	-

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of December 31, 2020 and September 30, 2020, 5,661,330 and 5,142,779 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	5,663	5,144
Additional paid in capital	280,368,685	275,548,737
Accumulated deficit	(274,645,206)	(269,835,650)
Applied DNA Sciences, Inc. stockholders’ equity:	5,729,142	5,718,231
Noncontrolling interest	(6,231)	(8,725)
Total equity	5,722,911	5,709,506

Total liabilities and equity	$9,677,904	$11,341,179

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenues:
Product revenues	$550,097	$237,870
Service revenues	1,066,044	395,649
Total revenues	1,616,141	633,519

Cost of revenues	242,562	232,031

Operating expenses:
Selling, general and administrative	3,500,904	2,373,413
Research and development	748,365	564,426
Depreciation and amortization	97,412	75,067
Total operating expenses	4,346,681	3,012,906

LOSS FROM OPERATIONS	(2,973,102)	(2,611,418)

Interest expense, net	(5,438)	(29,091)
Loss on extinguishment of debt	(1,774,662)	-
Other expense, net	(53,860)	(22,232)

Loss before provision for income taxes	(4,807,062)	(2,662,741)

Provision for income taxes	-	-

NET LOSS	(4,807,062)	(2,662,741)

Less: Net (income) loss attributable to noncontrolling interest	(2,494)	30
NET LOSS attributable to Applied DNA Sciences, Inc.	(4,809,556)	(2,662,711)
Deemed dividend related to warrant modifications	-	(2,842)
NET LOSS applicable to common stockholders	$(4,809,556)	$(2,665,553)

Net loss per share applicable to common stockholders - basic and diluted	$(0.88)	$(1.12)

Weighted average shares outstanding - basic and diluted	5,457,967	2,380,564

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Month Period Ended December 31, 2020
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2020	5,142,779	$5,144	$275,548,737	$(269,835,650)	$(8,725)	$5,709,506
Exercise of warrants	518,551	519	2,605,010			2,605,529
Fair value of warrants issued in connection with convertible note repayment	-	-	1,643,440	-	-	1,643,440
Stock based compensation expense	-	-	571,498	-	-	571,498
Net loss	-	-	-	(4,809,556)	2,494	(4,807,062)
Balance, December 31, 2020	5,661,330	$5,663	$280,368,685	$(274,645,206)	$(6,231)	$5,722,911

	For the Three Month Period Ended December 31, 2019
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2019	1,207,993	$1,208	$255,962,922	$(256,805,589)	$(7,040)	$(848,499)
Common stock issued in public offering, net of offering costs	2,285,000	2,285	10,527,745	-	-	10,530,030
Deemed dividend - warrant repricing	-	-	2,842	(2,842)	-	-
Stock based compensation expense	-	-	205,490	-	-	205,490
Net loss	-	-	-	(2,662,711)	(30)	(2,662,741)
Balance, December 31, 2019	3,492,993	$3,493	$266,698,999	$(259,471,142)	$(7,070)	$7,224,280

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,807,062)	(2,662,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,412	75,067
Loss on extinguishment of debt	1,774,662	-
Stock-based compensation	571,498	205,490
Amortization of debt issuance costs	-	6,157
Change in operating assets and liabilities:
Accounts receivable	(840,035)	565,982
Inventories	(46,096)	59,946
Prepaid expenses and other current assets and deposits	(121,850)	(13,337)
Accounts payable and accrued liabilities	(638,066)	(793,895)
Deferred revenue	(146,205)	(173,942)

Net cash used in operating activities	(4,155,742)	(2,731,273)

Cash flows from investing activities:

Purchase of property and equipment	(329,542)	-

Net cash used in investing activities	(329,542)	-

Cash flows from financing activities:

Repayment of secured convertible notes payable	(1,665,581)	(107,802)
Net proceeds from exercise of warrants	2,605,529	-
Net proceeds from sale of common stock and warrants	-	10,942,940
Net cash provided by financing activities	939,948	10,835,138

Net (decrease) increase in cash and cash equivalents	(3,545,336)	8,103,865
Cash and cash equivalents at beginning of year	7,786,743	558,988
Cash and cash equivalents at end of year	$4,241,407	$8,662,853

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

Non-cash investing and financing activities:
Interest paid in kind	$35,243	$35,625
Property and equipment acquired, and included in accounts payable	$641,979	$-
Deemed dividend-warrant repricing	$-	$2,842
Deferred offering costs reclassified to additional paid in capital	$-	$109,698
Public offering costs included in accounts payable and accrued liabilities	$-	$303,212
FV of warrants issued	$1,074,118	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA,” or the “Company”) develops and markets DNA-based technology solutions utilizing its LinearDNATM large-scale polymerase chain reaction (“PCR”) based manufacturing platform. The Company’s proprietary platform produces large quantities of DNA for use in the nucleic acid-based in vitro diagnostics and preclinical nucleic acid-based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). In response to the SARS-CoV-2 (“COVID-19”) pandemic, the Company developed a PCR-based molecular diagnostic test for COVID-19, which was granted Emergency Use Authorization (EUA) by the U.S. Food and Drug Administration (“FDA”) in May 2020. The Company currently manufactures and sells its EUA authorized COVID-19 molecular diagnostic test kit under the LineaTM COVID-19 Assay Kit trademark (“COVID-19 Diagnostic Testing”). In addition, and in further response to the COVID-19 pandemic, the Company developed and is currently offering non-diagnostic COVID-19 pooled surveillance testing to detect instances of COVID-19 in defined populations. The Company’s COVID-19 pooled surveillance testing services are currently offered under the safeCircleTM trademark (“COVID-19 Surveillance Testing”). The Company is also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis.

Biotherapeutic Contract Research and Manufacturing

The Company’s patented continuous flow PCR systems and other proprietary PCR-based production technology and post-processing systems that comprise the LinearDNATM platform allows for the large-scale production of specific DNA sequences. The LinearDNATM platform is currently being used for customers to manufacture DNA as components of in vitro diagnostic tests and for preclinical nucleic acid-based drug development in the fields of adoptive cell therapies (CAR T and TCR therapies), DNA vaccines (anti-viral and cancer), RNA therapies, clustered regularly interspaced short palindromic repeats (CRISPR) based therapies and gene therapies.

The Company provides preclinical contract research and manufacturing services for the nucleic acid-based therapeutic markets. It works with biotech and pharmaceutical companies to convert plasmid-based and/or viral transduction-based preclinical biotherapeutics into PCR-produced linear DNA-based forms that can be produced on the Company’s LinearDNATM platform. In addition, it provides contract research services to RNA-based drug and biologic customers for preclinical studies. These services include the design, development and manufacture of PCR-produced DNA templates for RNA. In addition, the Company also uses its LinearDNATM platform to produce very large gram-scale quantities of DNA for the in vitro diagnostic market where the Company’s DNA is used for both commercially available diagnostics and diagnostics under development.

The Company also seeks to develop, acquire, and commercialize, itself or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs. The Company is currently directly engaged in preclinical drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via its LinearDNATM platform in the fields of DNA-based anti-viral and anti-cancer vaccines, CAR T cell immunotherapy and the manufacture of rAAV vectors for gene therapy.

The Company is also engaged in preclinical and animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via its PCR-based production platform. The Company seeks to develop, acquire and commercialize, alone or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA. To this end, the Company is currently working with its development partners Takis S.R.L. and Evvivax S.R.L. (“Takis/Evvivax”) to develop an amplicon-based linear DNA vaccine for COVID-19 that would be manufactured on the Company’s LinearDNATM platform. Together with its development partners, the Company’s amplicon-based linear COVID-19 vaccine candidate has shown efficacy in preclinical cell and small animal studies. In September 2020, the Company entered into an Animal Clinical Trial Agreement with Takis/Evvivax and with Veterinary Oncology Services, PLLC, an affiliate of Guardian Veterinary Specialists (“GVS”), a multi-specialty veterinary hospital. In November 2020, the Company, together with Takis/Evvivax and GVS, announced receipt of approvals from the New York State Department of Agriculture and Markets and the U.S. Department of Agriculture (“USDA”) on an advanced clinical strategy to conduct a veterinary trial of a vaccine candidate. The Company’s jointly developed amplicon-based DNA vaccine for COVID-19 is expected to start veterinary clinical trials in domestic feline cats by early 2021, with the end goal of applying for a USDA Animal and Plant Health Inspection Service conditional license to enable commercial veterinary sales for domestic felines.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE A — NATURE OF THE BUSINESS, continued

COVID-19 Diagnostic Testing

On May 13, 2020 the Company received an Emergency Use Authorization (“EUA”) from the Food and Drug Administration (“FDA”) for the clinical use of the LineaTM COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, 42 U.S.C. §263a (“CLIA”), that meet requirements to perform high complexity tests, which certification the Company has applied for but have not yet obtained. As a result, the Company currently can sell the tests to CLIA laboratories that satisfy such requirements to perform high complexity tests, but it cannot currently perform the test for the purpose of providing patient specific results. Subsequently, during July and November 2020, the Company was granted EUA amendments that expand the installed base of PCR equipment platforms on which our Linea™ COVID-19 Assay Kit can be processed and significantly increased the daily testing capacity of the Linea™ COVID-19 Assay Kit through the use of automation. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under CLIA to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. The Company’s Linea™ COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. The Company currently manufactures the LineaTM COVID-19 Assay Kit at its facilities in Stony Brook, New York.

COVID-19 Surveillance Testing

Starting in July 2020, the Company under its wholly-owned subsidiary, Applied DNA Clinical Labs LLC (“ADCL”), began offering COVID-19 pooled surveillance testing to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, safeCircleTM surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. safeCircleTM surveillance testing uses high-sensitivity pooled COVID-19 testing utilizing the Linea™ COVID-19 Assay Kit. Under the safeCircleTM surveillance testing service, pooled test results are returned to the sponsoring organization in the aggregate only, not directly to the participating individuals, and may be performed without CLIA certification. Once potentially infected portions of a defined population are identified by the safeCircleTM surveillance testing service, the individuals comprising the potentially infected portions of the defined population are referred to follow on diagnostic testing at a clinical lab to obtain individual results. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS and New York State Department of Health recommendations. The use of pooled sampling procedures for the safeCircleTM surveillance testing service has been internally validated by ADCL in compliance with current CDC guidance. The use of pooled sampling procedures is not included in the LineaTM COVID-19 Assay Kit EUA.

The Company seeks to continue to commercialize the safeCircleTM surveillance testing TaaS offering with institutional clients such as schools, colleges and businesses. The Company currently provides safeCircleTM surveillance testing to primary/secondary/higher education institutions, private clients, local governments and businesses and college athletic programs.

Clinical Testing Laboratory

Under the Company’s ADCL subsidiary, it has applied to the New York State Department of Health for all necessary licensing to operate a New York State clinical diagnostics laboratory. These applications are currently pending. Until this licensing is obtained, the Company will be unable to operate a clinical diagnostic laboratory and cannot provide individual patient testing results. The New York State Department of Health performed its initial inspection of its clinical laboratory and identified deficiencies in the clinical standard of practice. These deficiencies need to be rectified before the Company can submit a request for re-inspection. The Company is working to rectify these deficiencies now. Through ADCL, the Company seeks to further commercialize its EUA authorized LineaTM COVID-19 Assay Kit and its iCTC Technology.

iCTC Technology

The Company seeks to further develop, manufacture and commercialize its Vita-AssayTM iCTC Technology acquired from Vitatex, Inc. in August 2019. The Company’s iCTC Technology uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing. The Company’s iCTC Technology has been used and is currently being used in a human cancer drug candidate clinical trial to monitor cancer disease progression in the trial subjects as a Research Use Only diagnostic assay. The Company seeks to further develop and commercialize this technology and to potentially integrate aspects of the iCTC Technology with its PCR know-how and with the LinearDNATM platform for cancer research and nucleic-acid based drug development.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Non-Biological Tagging and Related Services

The Company’s supply chain security business allows its customers to use non-biologic DNA (molecular) tags, manufactured via its LinearDNATM platform, to mark objects, and then identify these objects by detecting the absence or presence of the molecular tag. The Company’s core products include:

•	SigNature® Molecular Tags produced by the Company’s LinearDNATM platform, provide an approach to authenticate goods within large and complex supply chains for materials such as cotton, and leather, in-home textiles and apparel, pharmaceuticals and nutraceuticals, cannabis and other products.

•	SigNify® IF portable DNA readers and SigNify® consumable reagent test kits provide definitive real-time authentication of molecular tags in the field, providing a front-line solution for supply chain integrity backed with forensic-level molecular tag authentication. Applied DNA’s software platform enables customers to track materials throughout a supply chain or product life.

•	CertainT® trademark indicates the use of Applied DNA’s tagging, testing and tracking platforms and solutions, enabling manufacturers, brands and trade organizations to convey proof of their product claims.

Interim Financial Statements

The accompanying condensed consolidated financial statements as of December 31, 2020 and for the three month periods ended December 31, 2020 and 2019 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2020 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the SEC on December 17, 2020, as amended.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, and Applied DNA Sciences India Private Limited, ADCL and its majority-owned subsidiary, LineaRx, Inc. Significant inter-company transactions and balances have been eliminated in consolidation.  The condensed consolidated balance sheet as of September 30, 2020 contained herein has been derived from the audited consolidated financial statements as of September 30, 2020 but does not include all disclosures required by GAAP.

Liquidity

The Company has recurring net losses, which have resulted in an accumulated deficit of $274,645,206 as of December 31, 2020. The Company incurred a net loss of $4,807,062 and generated negative operating cash flow of $4,155,742 for the three-month period ended December 31, 2020. At December 31, 2020, the Company had cash and cash equivalents of $4,241,407 and working capital of $3,621,859.

The Company has historically financed its operations principally from the sale of equity and equity-linked securities. Through December 31, 2020, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies, advancing its intellectual property, and general and administrative activities.

As discussed in Note F, on January 13, 2021, the Company closed on a registered direct public offering of 1,810,000 shares of Common Stock at a purchase price of $8.30 per share. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, were approximately $15.0 million. After deducting underwriting discounts and commissions, but before deducting other offering expenses, the total net proceeds were approximately $14.0 million. In addition, during the three-month period ended December 31, 2020, 518,551 warrants were exercised, resulting in net proceeds, after deducting underwriting commissions, to the Company of approximately $2.6 million. As of January 31, 2021, the Company’s cash balance was approximately $16.5 million.

The Company has alleviated the substantial doubt of a going concern through the cash received from the January 2021 registered direct public offering and the warrant exercises, discussed above, as well as collection of its accounts receivable. The Company estimates that it will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Liquidity, continued

The Company may require additional funds to complete the continued development of its products and services, product manufacturing, and to fund expected additional losses from operations until revenues are sufficient to cover its operating expenses. In addition, if the Company is successful with any of its preclinical vaccine candidates, the Company would require additional funds to complete the vaccine candidate development. If revenues are not sufficient to cover the Company’s operating expenses, and if the Company is not successful in obtaining the necessary additional financing, the Company will most likely be forced to reduce operations.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. The Company is monitoring this situation, and it is unable to predict the impact that COVID-19 will have on the Company’s future financial position and operating results due to numerous uncertainties. The Company believes that the COVID-19 pandemic adversely impacted the global textile industry, which has resulted in a reduction of textile related revenues, specifically as it relates to our cotton customer contract. On March 7, 2020 the Governor of New York declared a health emergency and issued an order (as amended) to close all nonessential businesses, which was followed by a phased reopening. Portions of the Company’s business were deemed to be an essential business, such as its government and pharmaceutical contracts, as well as its vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, the Company reduced the scope of its operations. The Company received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (See Note E for further details).

As a result of COVID-19, the Company has experienced a decline in revenues from non-biological tagging and related services, primarily as it relates to our cotton customer contract. Historically revenues from our cotton customer contract are seasonal and recognized primarily during the Company’s first and fourth fiscal quarters. However, due to the impacts of the COVID-19 global pandemic, the Company did not recognize revenue for the shipment of DNA concentrate relating to its cotton customer contract during the three months ended December 31, 2020. However, the Company has experienced an increase in its Biotherapeutic Contract Research and Manufacturing business as a result of COVID-19, specifically as it relates to the Company’s COVID-19 Diagnostic Testing and COVID-19 Surveillance Testing. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this Quarterly Report.  While there could ultimately be a material impact on operations and liquidity of the Company, at the date of this Quarterly Report, the impact could not be determined.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most complex and subjective estimates include revenue recognition, allowance for doubtful accounts, recoverability of long-lived assets, including the values assigned to goodwill, intangible assets and property and equipment, fair value calculations for stock-based compensation and warrants, contingencies and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) issued accounting standard updates which clarify the principles for recognizing revenue arising from contracts with customers (“ASC 606” or “Topic 606”).

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

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

Product Revenues and Authentication Services

The Company’s PCR-produced linear DNA products are manufactured in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company does not consider payment terms of a performance obligation for customers with contractual terms that are one year or less and has elected the practical expedient. Nearly all of the Company’s sales contracts reflect market pricing at the time the contract is executed, or are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. The Company invoices customers upon shipment, and its collection terms range, on average, from 30 to 60 days.

Authentication Services

The Company recognizes revenue for authentication services upon satisfying its promises to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company services are complete, which in nearly all cases is when the authentication report is released to the customer.

Clinical Laboratory Testing Services

The Company records revenue for its clinical laboratory testing service contracts, which includes its COVID-19 Surveillance Testing, upon satisfying its promise to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time that Company services are complete, which in nearly all cases is when the testing results are released to the customer.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	December 31, 2020	December 31, 2019
Research and development services (over-time)	$263,713	$366,834
Clinical laboratory testing services (point-in-time)	772,770	-
Product and authentication services (point-in-time):
Supply chain	32,942	18,674
Asset marking	151,758	108,572
Large scale DNA production	-	139,439
Diagnostic kits	394,958	-
Total	$1,616,141	$633,519

Contract balances

As of December 31, 2020, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

	Balance sheet classification	October 1, 2020	December 31, 2020	$ change
Contract liabilities	Deferred revenue	$511,036	$364,831	$146,205

For the three-month period ended December 31, 2020, the Company recognized $173,085 of revenue that was included in Contract liabilities as of October 1, 2020.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 years and leasehold improvements are amortized over the shorter of their useful life or the remaining lease terms. As of December 31, 2020, and September 30, 2020 there was $1,267,802 and $214,101, respectively, of construction in progress that was included in lab equipment and leasehold improvements.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry-forwards will result in a benefit based on expected profitability by tax jurisdiction.

In its interim financial statements, the Company follows the guidance in ASC 270, “Interim Reporting” and ASC 740 “Income Taxes,” whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim periods. That rate differs from U.S. statutory rates primarily as a result of a valuation allowance related to the Company’s net operating loss carryforward as a result of the historical losses of the Company.

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

For the three-month periods ended December 31, 2020 and 2019, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three-month periods ended December 31, 2020 and 2019 are as follows:

	2020	2019
Warrants	778,118	2,692,798
Stock options	358,178	220,241
Secured convertible notes	-	70,963
Total	1,136,296	2,984,002

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

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

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2020, the Company had cash and cash equivalents of approximately $4.0 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2020 included an aggregate of 26% and 10% from two customers, respectively.

The Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2019 included an aggregate of 27%, 22% and 10% from three customers, respectively.

Three customers accounted for 61% of the Company’s accounts receivable at December 31, 2020. Four customers accounted for 74% of the Company’s accounts receivable at September 30, 2020.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE B – BASIS OF ACCOUNTING POLICIES, continued

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options,” that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, “Earnings per Share,” to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of ASU 2020-06 to have a significant impact on its consolidated financial statements.

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31, 2020	September 30, 2020
	(unaudited)
Raw materials	$458,014	$387,815
Work-in-progress	46,544	77,667
Finished goods	38,905	31,885
Total	$543,463	$497,367

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31, 2020	September 30, 2020
	(unaudited)
Accounts payable	$1,518,104	$1,250,021
Accrued salaries payable	216,484	525,602
Other accrued expenses	160,478	150,804
Total	$1,895,066	$1,926,427

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

The loan matures on May 1, 2022 and bears interest at a rate of 1% per annum. Payments of principal and interest were due to in November 2020. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company applied for loan forgiveness during October 2020 and is waiting for a response from the SBA.

Repayment of the July 2019 Notes

On October 9, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with Dillon Hill Capital, LLC (“Dillon Hill”), as sole holder of the $1.5 million of secured convertible notes issued in July 2019 (the “July 2019 Notes”), providing for the repayment in full of the July 2019 Notes, in an aggregate amount of $1,665,581 (the “Payoff Amount”), representing the outstanding principal amount of the July 2019 Notes plus accrued but unpaid interest through the scheduled maturity of the July 2019 Notes. The Company paid the Payoff Amount to Dillon Hill on October 9, 2020. As of October 9, 2020, all of the obligations and liabilities of the Company and its affiliates under the July 2019 Notes, the Purchase Agreement, and the Security Agreements, and any other related documents and instruments, were automatically satisfied in full, and all related liens, mortgages or other security interests were automatically released. Dillon Hill has been a greater than 5% shareholder in the Company’s common stock.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE E —NOTES PAYABLE, continued

Warrant Exercise Agreement

In conjunction with the Letter Agreement discussed above, on October 7, 2020, the Company entered into Warrant Exercise Agreements with Dillon Hill and its affiliate, Dillon Hill Investment Company LLC (together, the “Investors”), whereby 318,000 of the warrants issued to the Investors in the Company’s November 2019 underwritten public offering (the “2019 Warrants”) with an exercise price of $5.25 per share were exercised. The gross proceeds to the Company from this partial exercise of the 2019 Warrants is $1,669,500.

In consideration of this partial exercise of the 2019 Warrants and of the consent to repayment of the July 2019 Notes, as described above, the Company agreed to issue 159,000 replacement warrants (the “Replacement Warrants”) to the Investors, which is an amount equal to one-half the amount of the 2019 Warrants exercised pursuant to the Warrant Exercise Agreements. The Replacement Warrants have an exercise price of $7.54. In addition, until January 5, 2021, if the Investors exercise additional 2019 Warrants, the Company agreed to issue to the applicable Investor additional Replacement Warrants in an amount equal to one-half the amount of such exercised 2019 Warrants with each such Replacement Warrant having an exercise price equal to the closing price on The Nasdaq Capital Market of the Company’s common stock on such date that the related 2019 Warrants are exercised. The Warrant Exercise Agreements expired on January 5, 2021.

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

On each of December 9 and 10, 2020, the Investors exercised 100,000 of their 2019 Warrants, for an aggregate exercise of 200,000 of their 2019 Warrants, resulting in total net proceeds to the Company of approximately $1.1 million. As a result of these exercises, pursuant to the Warrant Exercise Agreements the Company issued to the Investors an aggregate of 100,000 additional replacement warrants, which are substantially similar to the Replacement Warrants described above except that 50,000 of the newly-issued replacement warrants have an exercise price of $6.57 and 50,000 of such replacement warrants have an exercise price of $6.46.

No additional 2019 Warrants were exercised by January 5, 2021 and no additional replacement warrants were issued.

The repayment of the July 2019 Notes resulted in a loss on extinguishment of debt of $1,774,662 for the three months ended December 31, 2020. Included in the loss on extinguishment of debt is $1,640,245 for the fair value of the Replacement Warrants (described above) that were issued in conjunction with the payoff of the July 2019 Notes.

NOTE F — CAPITAL STOCK

On January 13, 2021, the Company closed on a registered direct public offering (the “Registered Direct Offering”) of 1,810,000 shares (the “Shares”) of the Company’s common stock, pursuant to (i) the securities purchase agreement, dated January 10, 2021, by and between the Company and certain institutional investors named in the signature pages thereto (the “Purchasers”) whereby the Company agreed to issue and sell the Shares directly to the Purchasers at the Public Offering Price (as defined below), and (ii) the placement agency agreement, dated January 10, 2021, by and between the Company and Roth Capital Partners, LLC (the “Placement Agent”). Each Share was sold at a purchase price of $8.30 per share of Common Stock (the “Public Offering Price”) through the Placement Agent.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE G —WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants (see Note E) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2020	1,038,919	$10.83
Granted	259,000	7.14
Exercised	(518,551)	5.25
Cancelled or expired	(1,250)	160.54
Balance at December 31, 2020	778,118	$13.08

Stock Options

For the three-month period ended December 31, 2020, the Company issued an aggregate of 73,143 options to employees, officers and non-employee board of director members.

The fair value of options granted during the three months ended December 31, 2020 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted during the three months ended December 31, 2020 was calculated using the following weighted average assumptions: stock price $7.52; exercise price $7.52; expected term 5.22 years; dividend yield 0; volatility 142%; and risk-free rate of 0.33%.

Subsequent to the three months ended December 31, 2020, the Company granted an aggregate of 80,000 options to its Chief Executive Officer. These options have an exercise price of $5.44, a term of ten years and vest immediately.

NOTE H — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. During November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. During October 2020, the Company exercised the one-year renewal option, extending the term for this lease until January 15, 2022. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During September 2020, the Company renewed this lease with a new expiration date of September 30, 2021. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of December 31, 2020 is $569,576.

The total rent expense for the three-month periods ended December 31, 2020 and 2019 were $145,845 and $133,604, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(unaudited)

NOTE H — COMMITMENTS AND CONTINGENCIES, continued

Employment Agreement

The employment agreement with Dr. James Hayward, the Company’s President and Chief Executive Officer (“CEO”), entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. On July 28, 2017, a new employment agreement was entered into with the CEO effective July 1, 2017. The initial term was from July 1, 2017 through June 30, 2018, with automatic one-year renewal periods. As of June 30, 2020, the employment contract renewed for an additional year. Under the new agreement, the CEO will be eligible for a special cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million. Pursuant to the contract, the CEO’s annual salary is $400,000. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

The employment agreement with the CEO also provides that if he is terminated before the end of the initial or a renewal term by the Company without cause or if the CEO terminates his employment for good reason, then, in addition to previously earned and unpaid salary, bonus and benefits, and subject to the delivery of a general release and continuing compliance with restrictive covenants, the CEO will be entitled to receive a pro rata portion of the greater of either (X) the annual bonus he would have received if employment had continued through the end of the year of termination or (Y) the prior year’s bonus; salary continuation payments for two years following termination equal to the greater of (i) three times base salary or (ii) two times base salary plus bonus; company-paid COBRA continuation coverage for 18 months post-termination; continuing life insurance benefits (if any) for two years; and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term). If termination of employment as described above occurs within six months before or two years after a change in control of the Company, then, in addition to the above payments and benefits, all of the CEO’s outstanding options and other equity incentive awards will become fully vested and the CEO will receive a lump sum payment of the amounts that would otherwise be paid as salary continuation. In general, a change in control will include a 30% or more change in ownership of the Company.

Upon termination due to death or disability, the CEO will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause (as described in the preceding paragraph), other than salary continuation payments.

Effective March 15, 2018, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), approved a bonus of $121,125 that would be payable to the CEO when the Company reaches $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year, provided that the CEO is still employed by the Company on such date (the “Revenue Bonus”).

Effective May 2, 2018, the Compensation Committee increased the amount of the Revenue Bonus to $403,623; effective December 27, 2018, to $553,623; and effective December 5, 2019, to $753,623. The revenue targets underlying the Revenue Bonus have not yet been achieved. The Revenue Bonus has no expiration date and may be earned at any time during the CEO’s employment if the Revenue Goals are achieved.

The accrual for the Revenue Bonus of $816,840 is recorded to long term accrued liabilities on the balance sheet as of December 31, 2020.

The CEO voluntarily reduced his salary for the fiscal years ended September 30, 2020 and 2019. As of October 3, 2020, the Company has re-affirmed the employment agreement’s annual salary of $400,000, and from that date the CEO’s salary will be paid at such rate. On October 19, 2020, the Company awarded the CEO, a one-time discretionary bonus, to be paid in cash, of $250,000, in recognition of his contributions to the Company.

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

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (including but not limited to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission (“SEC”), and our management and other representatives may make forward-looking statements orally or in writing to analysts, investors, representatives of the media and others. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “budget”, “seek”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future, including risks relating to the continuing outbreak of COVID-19. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2020, and the following factors and risks:

•	our expectations of future revenues, expenditures, capital or other funding requirements;

•	the adequacy of our cash and working capital to fund present and planned operations and growth;

•	our business strategy and the timing of our expansion plans;

•	our expectations concerning product candidates for our technologies;

•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;

•	our expectations of when different phases of clinical activity may commence and conclude;

•	the effect of governmental regulations generally;

•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and

•	our expectations of when or if we will become profitable.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

•	economic and industry conditions generally and in our specific markets;

•	the volatility of our stock price; and

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

All forward-looking statements and risk factors included in this Quarterly Report are made as of the date hereof, in each case based on information available to us as of the date hereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make updates with respect to other forward-looking statements or that we will make any further updates to those forward-looking statements at any future time.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, SigNify®, Beacon®, CertainT®, LinearDNA™, Linea™  COVID-19 Assay Kit and safeCircleTM Surveillance Program. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of the respective owners.

Introduction

Our proprietary PCR-based DNA LinearDNATM manufacturing platform produces large quantities of DNA for use in nucleic acid-based in vitro medical diagnostics and preclinical nucleic acid-based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). In response to the SARS-CoV-2 (“COVID-19”) pandemic, we developed a PCR-based molecular diagnostic test for COVID-19, which was granted EUA by the FDA in May 2020. We currently manufacture and sell our EUA authorized COVID-19 molecular diagnostic test kit under the LineaTM COVID-19 Assay Kit trademark (“COVID-19 Diagnostic Testing”). In addition, and in further response to the COVID-19 pandemic, we developed and are currently offering non-diagnostic COVID-19 pooled surveillance testing to detect instances of COVID-19 in defined populations. Our COVID-19 pooled surveillance testing services are currently offered under the safeCircleTM trademark (“COVID-19 Surveillance Testing”). We are also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”), which uses a patented functional assay to capture live invasive circulating tumor cells and associated lymphocytes that can be identified and expanded for further analysis.

Applied DNA’s LinearDNATM PCR platform is capable of producing large scale DNA, which we believe offers many benefits over the limitations of other large scale DNA manufacturing systems, including:

•	Speed – Production of DNA via the LinearDNATM platform can be measured in terms of hours, not days and weeks like other large-scale DNA manufacturing platforms.
•	Scale – The LinearDNATM platform is flexible and can be adapted to encompass large quantity production.
•	Purity – DNA produced via PCR is pure, resulting in only large quantities of the target DNA sequence. Unwanted DNA sequences such as bacterially derived DNA are not present.
•	Customization – DNA produced via PCR can be easily chemically modified to suit specific customer applications.

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

The Company provides preclinical contract research and manufacturing services for the nucleic acid-based therapeutic markets. We work with biotech and pharmaceutical companies to convert plasmid-based and/or viral transduction-based preclinical biotherapeutics into PCR-produced linear DNA-based forms that can be produced on our LinearDNATM platform. In addition, we provide contract research services to RNA-based drug and biologic customers for preclinical studies. These services include the design, development and manufacture of PCR-produced DNA templates for RNA. In addition, we also use our LinearDNATM platform to produce very large gram-scale quantities of DNA for the in vitro diagnostic market where our DNA is used for both commercially available diagnostics and diagnostics under development.

We also seek to develop, acquire, and commercialize, ourselves or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs. We are currently directly engaged in preclinical drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via our LinearDNATM platform in the fields of DNA-based anti-viral and anti-cancer vaccines, CAR T cell immunotherapy and the manufacture of rAAV vectors for gene therapy.

We are also engaged in preclinical and animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via our PCR-based production platform. We seek to develop, acquire and commercialize, alone or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA which we believe will improve existing nucleic acid-based therapeutics or create new nucleic acid-based therapeutics that address unmet medical needs. To this end, we are currently working with our development partners Takis S.R.L. and Evvivax S.R.L. (“Takis/Evvivax”) to develop an amplicon-based linear DNA vaccine for COVID-19 that would be manufactured on our LinearDNATM platform. Together with our development partners, our amplicon-based linear COVID-19 vaccine candidate has shown efficacy in preclinical cell and small animal studies. In September 2020, we entered into an Animal Clinical Trial Agreement with Takis/Evvivax and with Veterinary Oncology Services, PLLC, an affiliate of Guardian Veterinary Specialists (“GVS”), a multi-specialty veterinary hospital. In November 2020, we, together with Takis/Evvivax and GVS, announced receipt of approvals from the New York State Department of Agriculture and Markets and the U.S. Department of Agriculture (“USDA”) on an advanced clinical strategy to conduct a veterinary trial of a vaccine candidate. Our jointly developed amplicon-based DNA vaccine for COVID-19 is expected to start veterinary clinical trials in domestic feline cats by early 2021, with the end goal of applying for a USDA Animal and Plant Health Inspection Service conditional license to enable commercial veterinary sales for domestic felines.

COVID-19 Diagnostic Testing

On May 13, 2020 we received an EUA from the FDA for the clinical use of the LineaTM COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, 42 U.S.C. §263a (“CLIA”), that meet requirements to perform high complexity tests, which certification we have applied for but have not yet obtained. As a result, we currently can sell the tests to CLIA laboratories that satisfy such requirements to perform high complexity tests, but we cannot currently perform the test for the purpose of providing patient specific results. Subsequently, during July and November 2020, we were granted EUA amendments that expand the installed base of PCR equipment platforms on which our Linea™ COVID-19 Assay Kit can be processed and significantly increased the daily testing capacity of the Linea™ COVID-19 Assay Kit through the use of automation. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under CLIA to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. Our Linea™ COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We currently manufacture the LineaTM COVID-19 Assay Kit at our facilities in Stony Brook, New York.

COVID-19 Surveillance Testing

Starting in July 2020, we under our wholly-owned subsidiary, Applied DNA Clinical Labs LLC (“ADCL”), began offering COVID-19 pooled surveillance testing to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, safeCircleTM surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. safeCircleTM surveillance testing uses high-sensitivity pooled COVID-19 testing utilizing the Linea™ COVID-19 Assay Kit. Under the safeCircleTM surveillance testing service, pooled test results are returned to the sponsoring organization in the aggregate only, not directly to the participating individuals, and may be performed without CLIA certification. Once potentially infected portions of a defined population are identified by the safeCircleTM surveillance testing service, the individuals comprising the potentially infected portions of the defined population are referred to follow on diagnostic testing at a clinical lab to obtain individual results. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS and New York State Department of Health recommendations. The use of pooled sampling procedures for the safeCircleTM surveillance testing service has been internally validated by ADCL in compliance with current CDC guidance. The use of pooled sampling procedures is not included in the LineaTM COVID-19 Assay Kit EUA.

We seek to continue to commercialize the safeCircleTM surveillance testing TaaS offering with institutional clients such as schools, colleges and businesses. We currently provide safeCircleTM surveillance testing to primary/secondary/higher education institutions, private clients, local governments, and businesses and college athletic programs.

Clinical Testing Laboratory

Under our ADCL subsidiary, we have applied to the New York State Department of Health for all necessary licensing to operate a New York State clinical diagnostics laboratory. These applications are currently pending. Until this licensing is obtained, we will be unable to operate a clinical diagnostic laboratory and cannot provide individual patient testing results. The New York State Department of Health performed its initial inspection of our clinical laboratory and identified deficiencies in the clinical standard of practice. These deficiencies need to be rectified before we can submit a request for re-inspection. We are working to rectify these deficiencies now. Through ADCL, we seek to further commercialize our EUA authorized LineaTM COVID-19 Assay Kit and our iCTC Technology.

iCTC Technology

We seek to further develop, manufacture and commercialize our Vita-AssayTM iCTC Technology acquired from Vitatex, Inc. in August 2019. Our iCTC Technology uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing. We believe our iCTC Technology can be used as an early cancer diagnostic tool, to facilitate cancer disease progression monitoring, to assess metastatic tumor risk and to discover epitopes to serve as targets for nucleic acid-based immunotherapies. Our iCTC Technology has been used and is currently being used in a human cancer drug candidate clinical trial to monitor cancer disease progression in the trial subjects as a Research Use Only diagnostic assay. We believe our iCTC Technology has several advantages over existing in vitro circulating tumor cell diagnostic technologies that do not capture live iCTC cells. The Company seeks to further develop and commercialize this technology and to potentially integrate aspects of the iCTC Technology with the LinearDNATM platform for cancer research and nucleic acid-based drug development.

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

SigNature® Molecular Tags, SigNature® T Molecular Tags, fiberTyping®, SigNify®, Beacon® and CertainT® comprise our principal Non-Biologic tagging and security technology platform.

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

Recent Developments

FDA Alert and Letter Regarding the Linea™ COVID-19 Assay Kit and COVID-19 Mutations

On December 29, 2020, we received a letter (the “FDA Information Request”) from the FDA requesting certain information about the potential impact of the 69—70del SARS-CoV-2 (“COVID-19”) mutation (the “69—70del mutation”) on the performance of the Linea™ COVID-19 Assay Kit. The 69—70del mutation is a mutation in the S-gene of COVID-19 that is found in several variants of COVID-19, including, but not limited to the so called “UK Variant,” whose technical designation is UK COV202012/01 or the B.1.1.7 variant.  The B.1.1.7 variant contains many mutations, including the 69—70del mutation.  The B.1.1.7 variant has been associated with an increased risk of transmission.  As a result, early identification of individuals potentially infected with this variant is important because it could reduce further transmission of COVID-19.

In response to the FDA Information Request, we performed analysis of the Linea™ COVID-19 Assay Kit’s performance in the presence of the 69—70del mutation. Results showed that sensitivity of one of the Linea™ COVID-19 Assay Kit’s two targets, specifically the S1 target, was highly diminished in the presence of the 69—70del mutation. The sensitivity of the Linea™ COVID-19 Assay Kit’s other target, S2, was not impacted by the mutation. This results in a detection pattern in the presence of the 69—70del mutation where the sensitivity of the Linea™ COVID-19 Assay Kit’s S1 target is highly reduced as compared to the sensitivity of the Linea™ COVID-19 Assay Kit’s S2 target (“S-gene target dropout”). While reduced sensitivity with molecular diagnostics is typically not desirable, with certain multi-target COVID-19 molecular diagnostic tests such as the Linea™ COVID-19 Assay Kit, reduced sensitivity in regard to one target allows viral variants to be identified while still detecting the presence of COVID-19 via the assay’s other target(s). On December 31, 2020, we responded to the FDA Information Request informing the FDA of the Linea™ COVID-19 Assay Kit’s S-gene target dropout in the presence of the 69—70del mutation.

On January 8, 2021, the FDA issued an Alert to Health Care Providers and Clinical Laboratory Staff (the “FDA Alert”) regarding the potential impact of COVID-19 mutations on the accuracy of COVID-19 molecular diagnostic tests. Coincident with the FDA Alert, the FDA also issued a Letter to Health Care Providers and Clinical Laboratory Staff (the “FDA Letter”). The FDA Alert and the FDA Letter advised that false negatives are a risk with all laboratory tests, including COVID-19 molecular diagnostic tests. The FDA further advised that false negatives can occur with any COVID-19 molecular diagnostic test if a mutation occurs in the region of the virus that the test is designed to assess. The FDA explained that the potential for false negatives with COVID-19 molecular diagnostics may be increased with tests that only assess a single region of the COVID-19 virus as compared to tests that assess more than one region of the virus. The FDA stated that it believes the overall impact of COVID-19 mutations on testing accuracy will be low.

The FDA Alert and the FDA Letter also stated that FDA is conducting continuous data analysis to evaluate all currently EUA authorized molecular tests in light of COVID-19 mutations. Based on the FDA’s own analysis and input from manufacturers, the FDA Alert and the FDA Letter identified three EUA authorized molecular diagnostic tests that might be impacted by currently known COVID-19 mutations. The FDA Alert and the FDA Letter stated that the Linea™ COVID-19 Assay Kit and one other molecular diagnostic test exhibit S-gene target dropout detection patterns when certain COVID-19 variants are present, including variants with the 69—70del mutation, which includes the B.1.1.7 variant.  The FDA Letter further stated that this detection pattern may help with the early identification of new COVID-19 variants in patients, including variants with the 69—70del mutation, which could help to reduce the further spread of COVID-19. The FDA Letter also noted that when the S-gene target dropout is observed in patient samples tested with the identified kits such samples should be considered for additional characterization via full genetic sequencing, which would allow for identification of the specific variant at issue. The FDA letter concluded that due to the identified kits’ multi-target design, overall test sensitivity should not be impacted.

Plan of Operations

General

Historically, the substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. However, we expect most of our near term growth in revenues to be derived from sales of our  Linea™ COVID-19 Assay Kit, our COVID-19 Surveillance Testing, clinical diagnostic services (upon receipt of necessary certifications) and the manufacturing of DNA products for the biotechnology and in vitro diagnostic markets. To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world, although we have seen a decrease in such revenues principally due to the impact of COVID-19. We are also seeking to establish a revenue stream from our iCTC Technology.  We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note B to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three Month Periods Ended December 31, 2020 and 2019

Revenues

Product revenues

For the three-month periods ended December 31, 2020 and 2019, we generated $550,097 and $237,870 in revenues from product sales, respectively. Product revenue increased by $312,227 or 131% for the three month period ended December 31, 2020 as compared to the three-month period ended December 31, 2019. The increase in product revenues was primarily related to an increase of approximately $389,000 in sales of our LineaTM COVID-19 Assay Kit, of which $372,000 was attributable to sales pursuant to our contract with Stony Brook University Hospital, as well as a $45,000 increase in consumer asset marking, offset by a decrease of $135,000 in biopharmaceutical revenues.

Service revenues

For the three-month periods ended December 31, 2020 and 2019, we generated $1,066,044 and $395,649 in revenues from sales of services, respectively. The increase in service revenues of $670,395 or 169% for the three-month period ended December 31, 2020 as compared to the same period in the prior fiscal year is attributable to an increase of approximately $773,000 from COVID-19 Surveillance Testing and $107,000 for research and development projects in our biopharmaceutical market, offset by decreases of $171,000 and $92,000 in our cannabis and textiles markets, respectively.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three-month period ended December 31, 2020 decreased by $10,531 or 5% from $232,031 for the three-month period ended December 31, 2019 to $242,562 for the three-month period ended December 31, 2020. Cost of revenues as a percentage of product revenues was 44% and 98% for the three-month periods ended December 31, 2020 and 2019, respectively. This decrease in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the three month period ended December 31, 2020 included sales of our LineaTM COVID-19 Assay Kit, which are at a higher gross margin. This decrease was also the result of certain costs of revenues being fixed costs such as payroll and rent, which were not fully absorbed with the level of product revenues during the three-month period ended December 31, 2019.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended December 31, 2020 increased by $1,127,491 or 48% to $3,500,904 from $2,373,413 for the three-month period ended December 31, 2019. The increase is primarily attributable to an increase in stock-based compensation expense of $366,000 relating to officer and employee stock option grants that vested immediately, as well as an increase of $748,000 in payroll. The increase in payroll primarily relates to officer bonuses of $341,000, and increased headcount period over period, primarily for staffing the ADCL laboratory.

Research and Development

Research and development expenses increased to $748,365 for the three-month period ended December 31, 2020 from $564,426 for the three-month period ended December 31, 2019, an increase of $183,939 or 33%. This increase is primarily due to increased purchases of laboratory supplies of approximately $208,000 relating to our continued research and development efforts.

Depreciation and Amortization

In the three-month period ended December 31, 2020, depreciation and amortization increased by $22,345 or 30% from $75,067 for the three-month period ended December 31, 2019 to $97,412 for the three-month period ended December 31, 2020. This increase is related primarily to assets purchased to support our COVID-19 Surveillance Testing as well as the production of our LineaTM COVID-19 Assay Kits, that were put into service during the current period.

Interest expense, net

Interest expense, net for the three-month period ended December 31, 2020, decreased to an expense of $5,438 from an expense of $29,091 in the period ended December 31, 2019. The decrease in interest expense was due to the repayment of the July 2019 Notes during October 2020.

Other income (expense)

Other income (expense) for the three-month periods ended December 31, 2020 and 2019, was expense of $53,860 and $22,232, respectively. The increase of $31,628 is due to an increase in franchise taxes during the three-month period ended December 31, 2020.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $1,774,662 for the three-months ended December 31, 2020 relates to the repayment of the July 2019 Notes. The loss on extinguishment represents the difference between the fair value of the July 2019 Notes, including the fair value of the Replacement Warrants issued, on the repayment date compared to their carrying value.

Net Loss

Net loss increased $2,144,321, or 81%, to $4,807,062 for the three-month period ended December 31, 2020 compared to $2,662,741 for the three-month period ended December 31, 2019 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2020, we had working capital of $3,621,859. For the three-month period ended December 31, 2020, we used cash in operating activities of $4,155,742 consisting primarily of our loss of $4,807,062 net with non-cash adjustments of $97,412 in depreciation and amortization charges, $571,498 in stock-based compensation expense, and $1,774,662 in loss on extinguishment of debt. Additionally, we had a net increase in operating assets of $1,007,981 and a net decrease in operating liabilities of $784,271. Cash used in investing activities of $329,542 was for the purchase of property and equipment, primarily for the development and implementation of our LineaTM COVID-19 Assay Kit and our clinical laboratory. Cash provided by financing activities was $939,948, which included net proceeds from warrant exercises of $2,605,529, and the repayment of secured convertible promissory notes of $1,665,581.

We have recurring net losses, which have resulted in an accumulated deficit of $274,645,206 as of December 31, 2020. At December 31, 2020, we had cash and cash equivalents of $4,241,407.

We have historically financed our operations through the sale of equity and equity-linked securities. Through December 31, 2020, we have dedicated most of our financial resources to research and development, including the development and validation of our own technologies, advancing our intellectual property, and general and administrative activities.

As discussed in Note F to the accompanying condensed consolidated financial statements, on January 13, 2021, we closed on a registered direct public offering of 1,810,000 shares of Common Stock at a purchase price of $8.30 per share. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, were approximately $15.0 million. After deducting underwriting discounts and commissions, but before deducting other offering expenses, the total net proceeds were approximately $14.0 million. In addition, during the three-month period ended December 31, 2020, 518,551 warrants were exercised, resulting in net proceeds to us of approximately $2.6 million. As of January 31, 2021, our cash balance was approximately $16.5 million.

We alleviated the substantial doubt of a going concern through the cash received from the January 2021 registered direct offering and the warrant exercises, discussed above, as well as collection of our accounts receivable. We estimate that we will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

We may require additional funds to complete the continued development of our products, product manufacturing, and to fund expected additional losses from operations until revenues are sufficient to cover our operating expenses. In addition, if we are successful with any of our preclinical vaccine candidates, we would require additional funds to complete the vaccine candidate development. If revenues are not sufficient to cover our operating expenses, and if we are not successful in obtaining the necessary additional financing, we will most likely be forced to reduce operations.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States. We are monitoring this, and we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. We believe that the COVID-19 pandemic adversely impacted the global textile industry, which has resulted in a reduction of textile related revenues, specifically as it relates to our cotton customer contract. On March 7, 2020 the Governor of New York declared a health emergency and issued an order (as amended) to close all nonessential businesses, which was followed by a phased reopening. Portions of our business were deemed to be an essential business, such as our government and pharmaceutical contracts, as well as our vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, we reduced the scope of our operations. We received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (See Note E for further details). We have applied for forgiveness of our PPP loan and are currently waiting for the response.

As a result of COVID-19, we have experienced a decline in revenues from non-biological tagging and related services, primarily as it relates to our cotton customer contract. Historically, revenues from our cotton customer contracts are seasonal and recognized primarily during the Company’s first and fourth fiscal quarters. However, due to the impacts of the COVID-19 global pandemic, we did not recognize revenue for the shipment of DNA concentrate relating to our cotton customer contract during the three months ended December 31, 2020. However, we have experienced an increase in our Biotherapeutic Contract Research and Manufacturing business as a result of COVID-19, specifically as it relates to our COVID-19 Diagnostic Testing and COVID-19 Surveillance Testing. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity is uncertain as of the date of this Quarterly Report.  While there could ultimately be a material impact on operations and liquidity of the Company, at the time of this Quarterly Report, the impact could not be determined.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

We are supplementing the risk factors described under “Item 1A.Risk Factors” in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2020, with the additional risk factors set forth below, which supplement, and to the extent inconsistent, supersede such risk factors.

Our LineaTM COVID-19 Assay Kit may result in false negatives.

False negative test results are a risk with all laboratory tests, including COVID-19 molecular diagnostic tests. A false negative occurs with a COVID-19 molecular diagnostic when an individual who is infected with the virus tests negative for the virus.  False negatives can occur in the presence or absence of a mutation in the COVID-19 virus.  In the presence of a mutation in the virus, false negatives can occur if a mutation occurs in the region of the virus that the test is designed to assess.  The risk of false negatives in the presence of a mutation is increased with tests that only assess a single region of the COVID-19 virus as compared to tests that assess more than one region of the virus.  Our LineaTM COVID-19 Assay Kit test assesses two regions of the virus, thus reducing the likelihood of false negatives in the presence of one or more COVID-19 mutations.  Regardless, false negatives may occur with our LineaTM COVID-19 Assay Kit in the presence or absence of one or more COVID-19 mutations.  If false negatives occur with our LineaTM COVID-19 Assay Kit, individuals will incorrectly believe they do not have COVID-19 and could further spread the virus thereby jeopardizing the health of others.

Other companies may develop and obtain authorization for molecular diagnostics that can detect the 69—70del mutation.

The 69—70del mutation is a mutation that is found in several variants of COVID-19, including, but not limited to the so called “UK Variant” or the B.1.1.7 variant.  The B.1.1.7 variant has been associated with an increased risk of transmission. According to an Alert to Health Care Providers and Clinical Laboratory Staff and a Letter to Health Care Providers and Clinical Laboratory Staff both issued by the FDA on January 8, 2021, there are currently only two EUA authorized COVID-19 molecular diagnostics that can indicate a sample contains the 69—70del mutation, including our LineaTM COVID-19 Assay Kit.  Other companies may develop and obtain Emergency Use Authorization for COVID-19 molecular diagnostics that can detect the 69—70del mutation.  Such tests would compete with our test and could negatively impact sales of our LineaTM COVID-19 Assay Kit.

The market price of our common stock may be volatile.

Our common stock is listed on The Nasdaq Capital Market. The trading price of our common stock has been and may continue to be volatile, potentially including sudden and sharp increases or decreases in trading price. This volatility may be unrelated or disproportionate to our operating performance.  In addition, the trading volume of our common stock may fluctuate, and cause significant price variations to occur. Volatility in the market price of our common stock may prevent you from being able to sell your shares of common stock at or above the price you paid for your shares of common stock, which may make it more difficult to realize a profit on your investment. A number of factors may affect the market price of our common stock.  Some of these factors are not related to our operating results or fundamental prospects.  These factors include, but are not limited to, the following:

•	our operating and financial performance and prospects;

•	the impact of public statements by third parties, which potentially may have been intended to manipulate the market price of our common stock;

•	the impact of short selling;

•	the impact of a potential “short squeeze” resulting from a sudden increase in demand for our common stock;

•	results of operations that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	our failure to commercialize our product candidates or services or develop and commercialize additional potential product candidates or services;

•	unanticipated efficacy, safety or tolerability concerns related to the use of our product candidates or services;

•	regulatory actions with respect to our products or services;

•	adverse results or delays in our clinical trials for our potential product candidates;

•	public reactions to our press releases, other public announcements and filings with the SEC;

•	sales of common stock by us, our directors, officers or large stockholders;

•	the expiration of any applicable contractual lock-up agreements;

•	announcements of new products or innovations by us or our competitors and announcements concerning our competitors or our industry in general;

•	difficulties in commercialization and distribution of our products or lower than expected sales volume or revenues; and

•	our ability to obtain additional funding.

In addition, Nasdaq and other securities markets have, from time to time, experienced extreme price and trading volume fluctuations. The market prices of securities of biotechnology and other life sciences companies in a comparable stage to ours historically have been particularly volatile, and trading volume in such securities and our common stock has often been relatively low. Moreover, the securities and financial markets in general have experienced substantial volatility that has often been unrelated or disproportionate to the operating results of any individual company. During certain periods, specific industry sectors, such as the biotechnology segment, may experience greater volatility than other sectors or the securities markets as a whole. These broad market fluctuations, during which our industry and companies at our stage may experience a stronger degree of market sensitivity, may adversely affect the market price of our common stock.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed with
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed	this Form 10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	01/16/2009
10.1	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC	8-K	10.4	001-36745	10/14/2020
10.2	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC	8-K	10.5	001-36745	10/14/2020
10.3	Letter Agreement, dated October 9, 2020, by and among Applied DNA Sciences, Inc., Dillon Hill Capital, LLC and Delaware Trust Company, as Collateral Agent	8-K	10.6	001-36745	10/14/2020
10.4	Consent, dated October 9, 2020, from Dillon Hill Capital, LLC to Applied DNA Sciences, Inc.	8-K	10.7	001-36745	10/14/2020
10.5	Form of Placement Agency Agreement, dated January 10, 2021, by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC	8-K	10.1	001-36745	01/11/2021
10.6	Form of Securities Purchase Agreement	8-K	10.12	001-36745	01/11/2021
31.1**	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2**	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101 INS*	XBRL Instance Document					X
101 SCH*	XBRL Taxonomy Extension Schema Document					X
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB*	XBRL Extension Label Linkbase Document					X
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Filed herewith

** Furnished herewith

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

Applied DNA Sciences, Inc.

Dated: February 11, 2021	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 11, 2021	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)

