Form 10-Q
period 2021-03-31
APPLIED DNA SCIENCES INC
filed 2021-05-13
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

☐   Yes    ☒    No

On May 7, 2021, the registrant had 7,486,120 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended March 31, 2021

Part I - Financial Information

Item 1 – Financial Statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,925,997	$7,786,743
Accounts receivable, net of allowance of $20,830 and $11,968 at March 31, 2021 and September 30, 2020, respectively	2,186,442	194,319
Inventories	720,538	497,367
Prepaid expenses and other current assets	586,207	599,296
Total current assets	17,419,184	9,077,725

Property and equipment, net	2,422,628	1,277,655

Other assets:
Deposits	95,040	95,083
Goodwill	285,386	285,386
Intangible assets, net	559,346	605,330
Total Assets	$20,781,584	$11,341,179

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,780,072	$1,926,427
Promissory notes payable-current portion	-	329,299
Secured convertible notes payable, net of debt issuance costs	-	1,499,116
Deferred revenue	350,057	511,036
Total current liabilities	2,130,129	4,265,878

Long term accrued liabilities	31,467	848,307
Promissory notes payable-long term portion	-	517,488
Total liabilities	2,161,596	5,631,673

Commitments and contingencies (Note H)

Applied DNA Sciences, Inc. Stockholders’ Equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	-	-
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	-	-
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	-	-
Common stock, par value $0.001 per share; 200,000,000 shares authorized as of March 31, 2021 and September 30, 2020, 7,486,120 and 5,142,779 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	7,488	5,144
Additional paid in capital	294,781,015	275,548,737
Accumulated deficit	(276,162,006)	(269,835,650)
Applied DNA Sciences, Inc. stockholders’ equity:	18,626,497	5,718,231
Noncontrolling interest	(6,509)	(8,725)
Total equity	18,619,988	5,709,506
Total liabilities and equity	$20,781,584	$11,341,179

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues
Product revenues	$965,110	$197,801	$1,515,207	$435,671
Service revenues	1,706,432	354,672	2,772,476	750,321
Total revenues	2,671,542	552,473	4,287,683	1,185,992
Cost of revenues	356,610	179,582	599,172	411,613
Operating expenses:
Selling, general and administrative	3,557,487	2,285,544	7,058,391	4,658,957
Research and development	874,055	703,018	1,622,420	1,267,444
Depreciation and amortization	199,381	66,537	296,793	141,604
Total operating expenses	4,630,923	3,055,099	8,977,604	6,068,005
LOSS FROM OPERATIONS	(2,315,991)	(2,682,208)	(5,289,093)	(5,293,626)
Interest income (expense), net	13,841	(29,096)	8,403	(58,187)
Loss on extinguishment of convertible notes payable	-	-	(1,774,662)	-
Gain on extinguishment of notes payable	839,945	-	839,945	-
Other expense, net	(54,873)	(239,601)	(108,733)	(261,833)
Loss before provision for income taxes	(1,517,078)	(2,950,905)	(6,324,140)	(5,613,646)
Provision for income taxes	-	-	-	-
NET LOSS	(1,517,078)	(2,950,905)	(6,324,140)	(5,613,646)
Less: Net loss (income) attributable to noncontrolling interest	278	(1,220)	(2,216)	(1,190)
NET LOSS attributable to Applied DNA Sciences, Inc.	(1,516,800)	(2,952,125)	(6,326,356)	(5,614,836)
Deemed dividend related to warrant modifications	-	-	-	2,842
NET LOSS applicable to common stockholders	$(1,516,800)	$(2,952,125)	$(6,326,356)	$(5,617,678)
Net loss per share applicable to common stockholders-basic and diluted	$(0.21)	$(0.79)	$(1.00)	$(1.76)
Weighted average shares outstanding- basic and diluted	7,235,031	3,758,512	6,341,590	3,196,616

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Six Month Period Ended March 31, 2021
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2020	5,142,779	$5,144	$275,548,737	$(269,835,650)	$(8,725)	$5,709,506

Exercise of warrants	518,551	519	2,605,010			2,605,529
Fair value of warrants issued in connection with convertible note repayment	-	-	1,643,440	-	-	1,643,440

Stock based compensation expense	-	-	571,498	-	-	571,498
Net loss	-	-	-	(4,809,556)	2,494	(4,807,062)
Balance, December 31, 2020	5,661,330	5,663	280,368,685	(274,645,206)	(6,231)	5,722,911

Common stock issued in public offering, net of offering costs	1,810,000	1,810	13,754,697	-	-	13,756,507
Exercise of warrants	1,600	2	8,398	-	-	8,400
Exercise of options cashlessly	13,190	13	(13)	-	-	-
Stock based compensation expense	-	-	649,248	-	-	649,248
Net loss	-	-	-	(1,516,800)	(278)	(1,517,078)
Balance, March 31, 2021	7,486,120	$7,488	$294,781,015	$(276,162,006)	$(6,509)	$18,619,988

	For the Six Month Period Ended March 31, 2020
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2019	1,207,993	$1,208	$255,962,922	$(256,805,589)	$(7,040)	$(848,499)
Common stock issued in public offering, net of offering costs	2,285,000	2,285	10,527,745	-	-	10,530,030
Deemed dividend - warrant repricing	-	-	2,842	(2,842)	-	-
Stock based compensation expense	-	-	205,490	-	-	205,490
Net loss	-	-	-	(2,662,711)	(30)	(2,662,741)
Balance, December 31, 2019	3,492,993	3,493	266,698,999	(259,471,142)	(7,070)	7,224,280

Exercise of warrants	566,950	567	2,767,566	-		2,768,133
Stock based compensation expense	-	-	227,268	-		227,268
Net loss	-	-	-	(2,952,125)	1,220	(2,950,905)
Balance, March 31, 2020	4,059,943	$4,060	$269,693,833	$(262,423,267)	$(5,850)	$7,268,776

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,324,140)	$(5,613,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,793	141,604
Loss on extinguishment of convertible notes payable	1,774,662	-
Gain on extinguishment of notes payable	(839,945)	-
Stock-based compensation	1,220,746	432,758
Amortization of debt issuance costs	-	12,576
Provision for bad debts	19,638	-
Change in operating assets and liabilities :
Accounts receivable	(2,011,761)	290,828
Inventories	(223,171)	53,688
Prepaid expenses and other current assets and deposits	13,089	(87,114)
Accounts payable and accrued liabilities	(1,190,947)	(424,631)
Deferred revenue	(160,979)	42,533
Net cash used in operating activities	(7,426,015)	(5,151,404)
Cash flows from investing activities:
Purchase of intangible asset	-	(36,525)
Purchase of property and equipment	(1,139,586)	(8,227)
Net cash used in investing activities	(1,139,586)	(44,752)
Cash flows from financing activities:
Net proceeds from exercise of warrants	2,613,929	2,768,133
Net proceeds from sale of common stock and warrants	13,756,507	10,639,728
Repayment of convertible notes	(1,665,581)	(107,802)
Capitalized offering costs	-	-
Net cash provided by financing activities	14,704,855	13,300,059
Net increase in cash and cash equivalents	6,139,254	8,103,903
Cash and cash equivalents at beginning of period	7,786,743	558,988
Cash and cash equivalents at end of period	$13,925,997	$8,662,891

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-
Cash paid during period for income taxes	$-	$-

Non-cash investing and financing activities:
Interest paid in kind	$28,329	$35,625
Property and equipment acquired, and included in accounts payable	$256,194	$109,423
Deemed dividend-warrant repricing	$-	$2,842
Fair Value of warrants issued	$1,074,118	$-
Deferred offering costs reclassified to accounts payable	$-	$109,698
Intangible asset costs incurred, and included in accounts payable	$-	$14,375

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) develops and markets DNA-based technology solutions utilizing its LinearDNATM large-scale polymerase chain reaction (“PCR”) based manufacturing platform. The Company’s proprietary platform produces large quantities of DNA for use in the nucleic acid-based in vitro diagnostics and preclinical nucleic-acid based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). In response to the SARS-CoV-2 (“COVID-19”) pandemic, the Company developed a PCR-based molecular diagnostic test for COVID-19, which was granted Emergency Use Authorization (EUA) by the U.S. Food and Drug Administration (“FDA”) in May 2020. The Company currently manufactures and sells its EUA authorized COVID-19 molecular diagnostic test kit under the LineaTM COVID-19 Assay Kit trademark (“COVID-19 Diagnostic Testing”). In addition, and in further response to the COVID-19 pandemic, the Company developed and is currently offering COVID-19 pooled surveillance testing to detect instances of COVID-19 in defined populations. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. The Company’s COVID-19 pooled surveillance testing services are currently offered under the safeCircleTM trademark (“COVID-19 Surveillance Testing”). As of May 10, 2021, the Company also offers COVID-19 diagnostic testing services under its wholly owned subsidiary that holds a New York clinical laboratory permit and a CLIA certification for COVID-19 testing using EUA authorized methods and devices (“Clinical Testing Laboratory”). The Company is also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing.

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

The Company provides preclinical contract research and manufacturing services for the nucleic acid-based therapeutic markets. It works with biotech and pharmaceutical companies to convert plasmid-based and/or viral transduction-based preclinical biotherapeutics into PCR-produced linear DNA-based forms that can be produced on the Company’s LinearDNATM platform. In addition, it provides contract research services to RNA based drug and biologic customers for preclinical studies. These services include the design, development and manufacture of PCR-produced DNA templates for RNA. In addition, the Company also uses its LinearDNATM platform to produce very large gram-scale quantities of DNA for the in vitro diagnostic market where the Company’s DNA is used for both commercially available diagnostics and diagnostics under development.

The Company also seeks to develop, acquire, and commercialize, itself or with partners, a diverse pipeline of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs. The Company is currently directly engaged in preclinical drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via its LinearDNATM platform in the fields of DNA-based anti-viral and anti-cancer vaccines, CAR-T cell immunotherapy and the manufacture of rAAV vectors for gene therapy.

The Company is also engaged in preclinical and animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via its PCR-based production platform. The Company seeks to develop, acquire and commercialize, alone or with partners, a diverse pipeline of nucleic acid-based therapeutics based on PCR-produced linear DNA. To this end, the Company is currently working with its development partners Takis S.R.L. and Evvivax S.R.L. (“Takis/Evvivax”) to develop an amplicon-based linear DNA vaccine for COVID-19 that would be manufactured on the Company’s LinearDNATM platform. Together with its development partners, the Company’s amplicon-based linear COVID-19 vaccine candidate has shown efficacy in preclinical cell and small animal studies. In September 2020, the Company entered into an Animal Clinical Trial Agreement with Takis/Evvivax and with Veterinary Oncology Services, PLLC, an affiliate of Guardian Veterinary Specialists (“GVS”), a multi-specialty veterinary hospital. In November 2020, the Company, together with Takis/Evvivax and GVS, announced receipt of approvals from the New York State Department of Agriculture and Markets and the U.S. Department of Agriculture (“USDA”) on an advanced clinical strategy to conduct a veterinary trial of an amplicon-based linear DNA vaccine COVID-19 candidate. The Company’s jointly developed amplicon-based DNA vaccine for COVID-19 is currently in a veterinary clinical trial in domestic feline cats, with the end goal of applying for a USDA Animal and Plant Health Inspection Service conditional license to enable commercial veterinary sales

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE A — NATURE OF THE BUSINESS, continued

Biotherapeutic Contract Research and Manufacturing, continued

for veterinary applications. In April 2021, the Company announced preliminary data from its veterinary clinical trial in felines conducted with Takis/Evvivax and GVS. The preliminary data showed that all felines in the trial produced SARS-CoV-2 neutralizing antibodies after a single prime dose of the vaccine candidate.

COVID-19 Diagnostic Testing

On May 13, 2020 the Company received an Emergency Use Authorization (EUA) from the Food and Drug Administration (FDA) for the clinical use of the LineaTM COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, 42 U.S.C. §263a (“CLIA”), that meet requirements to perform high complexity tests.. Subsequently, during July and November 2020, the Company was granted EUA amendments that expand the installed base of PCR equipment platforms on which our Linea™ COVID-19 Assay Kit can be processed and significantly increased the daily testing capacity of the Linea™ COVID-19 Assay Kit through the use of automation. On May 11, 2021, the Company received a re-issued EUA that expanded the intended use of the LineaTM COVID-19 Assay Kit to include use with anterior nasal swab specimens that are self-collected in the presence of an healthcare provider from individuals without symptoms or other reasons to suspect COVID-19 when tested at least weekly and with no more than 168 hours between serially collected specimens. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under CLIA to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. The Company’s Linea™ COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. The Company currently manufactures the LineaTM COVID-19 Assay Kit at its facilities in Stony Brook, New York.

COVID-19 Surveillance Testing

Starting in July 2020, the Company under its wholly owned subsidiary, Applied DNA Clinical Labs LLC (“ADCL”), began offering COVID-19 pooled surveillance testing to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, safeCircleTM surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. safeCircleTM surveillance testing uses high-sensitivity pooled COVID-19 testing utilizing the Linea™ COVID-19 Assay Kit. Under the safeCircleTM surveillance testing service, pooled test results are returned to the sponsoring organization in the aggregate only, not directly to the participating individuals, and may be performed without CLIA certification. Once potentially infected portions of a defined population are identified by the safeCircleTM surveillance testing service, the individuals comprising the potentially infected portions of the defined population are referred to follow on diagnostic testing at a clinical lab to obtain individual results, which may include ADCL. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS and New York State Department of Health recommendations. The use of pooled sampling procedures for the safeCircleTM surveillance testing service has been internally validated by ADCL in compliance with current CDC guidance. The use of pooled sampling procedures is not included in the LineaTM COVID-19 Assay Kit EUA.

The Company seeks to continue to commercialize the safeCircleTM surveillance testing TaaS offering with institutional clients such as schools, colleges and businesses. The Company currently provides safeCircleTM surveillance testing to primary/secondary/higher education institutions, private clients, local governments, and businesses and college athletic programs.

In addition, starting in February 2021, the Company began the development of its LineaTM COVID-19 Selective Genomic SurveillanceTM mutation panel for the qPCR-based detection of SARS-CoV-2 genetic mutations (the “SGS Panel”). The SGS Panel is currently undergoing validation utilizing clinical SARS-CoV-2 positive samples obtained from Northwell Health. Use of the SGS Panel is currently limited to Research Use Only (RUO).

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE A — NATURE OF THE BUSINESS, continued

Clinical Testing Laboratory

Under the Company’s ADCL subsidiary, on May 10, 2021 the Company received its New York clinical laboratory permit and its CLIA certification from the New York State Department of Health, Clinical Laboratory Evaluation Program (“CLEP”) for COVID-19 testing using EUA authorized methods and devices. Now that certification was obtained, the Company will be able to operate a clinical diagnostic laboratory for COVID-19 testing and provide individual patient testing results. Through ADCL, the Company seeks to further commercialize its EUA authorized LineaTM COVID-19 Assay Kit. The Company also intends to work towards expanding its New York clinical laboratory permit and CLIA certifications to include, among other diagnostic tests, its iCTC Technology, which would allow the Company to further commercialize this technology.

iCTC Technology

The Company seeks to further develop, manufacture and commercialize its Vita-AssayTM iCTC Technology acquired from Vitatex, Inc. in August 2019. The Company’s iCTC Technology uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing. The Company’s iCTC Technology has been used and is currently being used in a human cancer drug candidate clinical trial to monitor cancer disease progression in the trial subjects as a Research Use Only diagnostic assay. The Company seeks to further develop and commercialize this technology and to potentially integrate aspects of the iCTC Technology with its PCR know-how and with the LinearDNATM platform for cancer research and nucleic acid-based drug development.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 2021 and for the three and six-month periods ended March 31, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2020 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 17, 2020, as amended.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, and Applied DNA Sciences India Private Limited, ADCL and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation.  The condensed consolidated balance sheet as of September 30, 2020 contained herein has been derived from the audited consolidated financial statements as of September 30, 2020 but does not include all disclosures required by GAAP.

Liquidity

The Company has recurring net losses, which have resulted in an accumulated deficit of $276,162,006 as of March 31, 2021. The Company incurred a net loss of $6,324,140 and generated negative operating cash flow of $7,426,015 for the six-month period ended March 31, 2021. At March 31, 2021 the Company had cash and cash equivalents of $13,925,997 and working capital of $15,289,055.

The Company has historically financed its operations principally from the sale of equity and equity-linked securities. Through March 31, 2021, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities.

As discussed in Note F, on January 13, 2021, the Company closed on a registered direct public offering of 1,810,000 shares of Common Stock at a purchase price of $8.30 per share. Net proceeds, after deducting underwriting discounts and commissions, and other offering expenses, were approximately $13.8 million. In addition, during the six-month period ended March 31, 2021, 520,151 warrants were exercised, resulting in net proceeds, after deducting underwriting commissions, to the Company of approximately $2.6 million.

The Company expects to finance its operations primarily through cash received from the January 2021 registered direct public offering and the warrant exercises, discussed above, as well as collection of its accounts receivable. The Company estimates that it will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report.

The Company may require additional funds to complete the continued development of its products, services, product manufacturing, and to fund expected additional losses from operations until revenues are sufficient to cover its operating expenses. In addition, if the Company is successful with any of its preclinical vaccine candidates, the Company would require additional funds to complete the vaccine candidate development. If revenues are not sufficient to cover the Company’s operating expenses, and if the Company is not successful in obtaining the necessary additional financing, the Company will most likely be forced to reduce operations.

  APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which has spread throughout the world. The Company is monitoring this situation, and it is unable to predict the impact that COVID-19 will have on the Company’s future financial position and operating results due to numerous uncertainties. The Company believes that the COVID-19 pandemic adversely impacted the global textile industry, which has resulted in a reduction of textile related revenues, specifically as it relates to our cotton customer contract. On March 7, 2020 the Governor of New York declared a health emergency and issued an order (as amended) to close all nonessential businesses, which was followed by a phased reopening. Portions of the Company’s business were deemed to be an essential business, such as its government and pharmaceutical contracts, as well as its vaccine and diagnostic candidate development. However, the Company has experienced, and may continue to experience in the future, facility closures related to its “nonessential” businesses, and pursuant to the government order, the Company reduced the scope of its operations. The Company received a loan of approximately $847,000 on May 1, 2020 from Bank of America as lender pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As disclosed in Note E, the PPP loan was fully forgiven during February 2021.

As a result of COVID-19, the Company has experienced a decline in revenues from non-biological tagging and related services, primarily as it relates to its cotton customer contract. Historically revenues from the Company’s cotton customer contract are seasonal and recognized primarily during the Company’s first and fourth fiscal quarters. However, due to the impacts of the COVID-19 global pandemic, the Company did not recognize revenue for the shipment of DNA concentrate relating to its cotton customer contract during the three or six-month periods ended March 31, 2021. However, the Company has experienced an increase in its Biotherapeutic Contract Research and Manufacturing business as a result of COVID-19, specifically as it relates the Company’s COVID-19 Diagnostic Testing and COVID-19 Surveillance Testing. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company's future operations and liquidity is uncertain as of the date of this Quarterly Report.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Product Revenues and Authentication Services

The Company’s PCR-produced linear DNA products are manufactured in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company does not consider payment terms of a performance obligation for customers with contractual terms that are one year or less and has elected the practical expedient. Nearly all the Company’s sales contracts reflect market pricing at the time the contract is executed, or are one year or less, and generally provide for shipment within 30 to 60 days after the price has been agreed upon with the customer. The Company invoices customers upon shipment, and its collection terms range, on average, from 30 to 60 days.

LineaTM COVID-19 Assay Kit Contract

Under the Company’s LineaTM COVID-19 Assay Kit contract, the customer has the right to use certain laboratory equipment solely for the processing of the Company’s COVID-19 Assay Kit. The current contract has a term of twelve months and no minimum purchase requirements. This contract has an embedded lease for the right to use the Company’s equipment and the Company determines the amount of lease revenue allocated to the equipment based on the relative standalone selling prices. The Company evaluated the terms of this embedded lease and determined its classification as an operating lease. The cost of the equipment is capitalized within property and equipment.

Equipment Lease Revenues

As discussed above, the Company leases certain laboratory equipment to a customer under its LineaTM COVID-19 Assay Kit contract. The contract includes the sale of the Company’s LineaTM COVID-19 Assay Kits (“COVID-19 Assay Kits”), as well as a lease for certain laboratory equipment for the processing of the COVID-19 Assay Kits. Revenues for the lease of equipment under this contract are recognized as an operating lease as the equipment is being utilized by the customer. This contract provides the customer the right to use the equipment for the term of the contract solely for the purpose of processing the Company’s COVID-19 Assay Kits. Lease revenue from this contract is presented in product revenues in the Company’s condensed consolidated statement of operations. Lease revenue was $89,447 and $141,016, respectively for the three and six-month periods ended March 31, 2021. This performance obligation is satisfied over-time, as the equipment is being utilized by the customer to process the Company’s COVID-19 Assay Kits.

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

March 31, 2021

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

Revenues are recorded proportionally as costs are incurred. For contracts where the total costs cannot be estimated, revenues are recognized for the actual costs incurred during a period until the remaining costs to complete a contract can be estimated. The Company has elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	March 31, 2021	March 31, 2020
Research and development services (over-time)	$124,760	$286,598
Equipment lease services (over-time)	60,088	-
Clinical laboratory testing services (point-in-time)	1,554,880	-
Product and authentication services (point-in-time):
Supply chain	67,057	12,646
Asset marking	140,169	110,697
Large scale DNA production	-	142,532
Diagnostic kits	724,588	-
Total	$2,671,542	$552,473

	Six Month Period Ended:
	March 31, 2021	March 31, 2020
Research and development services (over-time)	$388,473	$653,431
Equipment lease services (over-time)	106,088	-
Clinical laboratory testing services (point-in-time)	2,327,650	-
Product and authentication services (point-in-time):
Supply chain	99,999	31,320
Asset marking	291,927	219,269
Large scale DNA production	-	281,972
Diagnostic kits	1,073,546	-
Total	$4,287,683	$1,185,992

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Contract balances

As of March 31, 2021, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

	Balance sheet classification	October 1, 2020	March 31, 2021	$ change
Contract liabilities	Deferred revenue	$511,036	$350,057	$160,979

For the three and six-month periods ended March 31, 2021, the Company recognized $19,082 and $192,167, respectively of revenue that was included in Contract liabilities as of October 1, 2020.

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 years and leasehold improvements are amortized over the shorter of their useful life or the remaining lease terms. As of March 31, 2021, and September 30, 2020 there was $646,140 and $785,541 of construction in progress that was included in lab equipment and leasehold improvements, respectively. In addition, as of March 31, 2021 there was $269,095 of laboratory equipment that is being leased to a customer. The lease was determined to be an operating lease.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction.

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

March 31, 2021

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Net Loss Per Share

The Company presents loss per share utilizing a dual presentation of basic and diluted loss per share. Basic loss per share includes no dilution and has been calculated based upon the weighted average number of common shares outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options, warrants, and secured convertible notes.

For the three and six-month periods ended March 31, 2021 and 2020, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and six-month periods ended March 31, 2021 and 2020 are as follows:

	2021	2020
Warrants	776,518	2,121,755
Stock options	408,085	241,557
Secured convertible notes	-	70,963
	1,184,603	2,434,275

Stock-Based Compensation

The Company accounts for stock-based compensation for employees, directors, and nonemployees in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options is estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company expenses stock-based compensation by using the straight-line method. In accordance with ASC 740, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the consolidated statements of operations.

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of March 31, 2021 and September 30, 2020, the Company had cash and cash equivalents of approximately $13,308,000 and $7,300,000, respectively in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three-month period ended March 31, 2021 included an aggregate of 30% and 21% from two customers, respectively. The Company’s revenues earned from sale of products and services for the six-month period ended March 31, 2021 included an aggregate of 29% and 16% from two customers, respectively.

The Company’s revenues earned from sale of products and services for the three-month period ended March 31, 2020 included an aggregate of 18%, 18% and 19% from three customers, respectively. The Company’s revenues earned from sales of product and services for the six-month period ended March 31, 2020 included an aggregate of 10%, 12%, 14% and 21% from four customers, respectively.

Two customers accounted for 65% of the Company’s accounts receivable at March 31, 2021. Four customers accounted for 74% of the Company’s accounts receivable at September 30, 2020.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

NOTE C — INVENTORIES

Inventories consist of the following:

	March 31, 2021	September 30, 2020
	(unaudited)
Raw materials	$640,047	$387,815
Work in-progress	47,666	77,667
Finished goods	32,825	31,885
Total	$720,538	$497,367

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31, 2021	September 30, 2020
	(unaudited)
Accounts payable	$1,217,207	$1,250,021
Accrued salaries payable	388,818	525,602
Other accrued expenses	174,047	150,804
Total	$1,780,072	$1,926,427

NOTE E —NOTES PAYABLE

CARES Act Loan

The Company received a loan of approximately $847,000 on May 1, 2020 from Bank of America as lender pursuant to the PPP of the CARES Act.

All or a portion of the loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 130 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest, and covered utilities during the covered period as defined by the CARES Act. The Company used the proceeds from the loan to retain employees, maintain payroll and make lease and utility payments.

For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company’s PPP loan, including accrued interest was fully forgiven on February 26, 2021. The forgiveness of the loan resulted in a gain on extinguishment of debt of $839,945 for the three and six-month periods ended March 31, 2021.

 Repayment of the July 2019 Notes

On October 9, 2020, the Company entered into a letter agreement (the “Letter Agreement”) with Dillon Hill Capital, LLC (“Dillon Hill”), as sole holder of the $1.5 million of secured convertible notes issued in July 2019 (the “July 2019 Notes”), providing for the repayment in full of the July 2019 Notes, in an aggregate amount of $1,665,581 (the “Payoff Amount”), representing the outstanding principal amount of the July 2019 Notes plus accrued but unpaid interest through the scheduled maturity of the July 2019 Notes. The Company paid the Payoff Amount to Dillon Hill on October 9, 2020. As of October 9, 2020, all of the obligations and liabilities of the Company and its affiliates under the July 2019 Notes, the Purchase Agreement, and the Security Agreements, and any other related documents and instruments, were satisfied in full, and all related liens, mortgages or other security interests were automatically released. Based solely on a review of Schedule 13G filings with the SEC, Dillon Hill at the time of the repayment of the July 2019 Notes and thereafter has been a greater than 5% shareholder in the Company’s common stock.

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

In consideration of this partial exercise of the 2019 Warrants and of the consent to repayment of the July 2019 Notes, as described above, the Company agreed to issue 159,000 replacement warrants (the “Replacement Warrants”) to the Investors, which is an amount equal to one-half the amount of the 2019 Warrants exercised pursuant to the Warrant Exercise Agreements. The Replacement Warrants have an exercise price of $7.54. The Warrant Exercise Agreements expired on January 5, 2021.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE E —NOTES PAYABLE, continued

Warrant Exercise Agreement, continued

Each Replacement Warrant is exercisable beginning on the date of issuance thereof and ending on the five-year anniversary of such date. The exercise price and number of shares of common stock issuable upon exercise of the Replacement Warrants will be subject to adjustment in the event of any stock dividend, split, recapitalization, reorganization, or similar transaction, as described in the Replacement Warrant.

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

The repayment of the July 2019 Notes resulted in a loss on extinguishment of debt of $1,774,662 for the six-month period ended March 31, 2021. Included in the loss on extinguishment of debt is $1,640,245 for the fair value of the Replacement Warrants (described above) that were issued in conjunction with the payoff of the July 2019 Notes.

NOTE F — CAPITAL STOCK

On January 13, 2021, the Company closed on a registered direct public offering (the “Offering) of 1,810,000 shares (the “Shares”) of the Company’s common stock, pursuant to (i) the securities purchase agreement, dated January 10, 2021, by and between the Company and certain institutional investors(the “Purchasers”) whereby the Company agreed to issue and sell the Shares directly to the Purchasers at a price of $8.30 per share of Common Stock and (ii) the placement agency agreement, dated January 10, 2021, by and between the Company and Roth Capital Partners, LLC (the “Placement Agent”).

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE G —WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock.

Transactions involving warrants (see Note E) are summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance at October 1, 2020	1,038,919	$10.83
Granted	259,000	7.14
Exercised	(520,151)	5.25
Cancelled or expired	(1,250)	160.54
Balance at March 31, 2021	776,518	$13.10

Stock Options

For the three and six-month periods ended March 31, 2021, the Company issued an aggregate of 80,862 and 154,005 options, respectively to employees, officers, non-employee board of director members and a consultant.

The fair value of options granted during the three and six-month periods ended March 31, 2021 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted during the three-month period ended March 31, 2021 was calculated using the following weighted average assumptions: stock price $5.49; exercise price $5.49; expected term 5 years; dividend yield 0; volatility 138%; and risk-free rate of 0.38%. The fair value for options granted during the six-month period ended March 31, 2021 was calculated using the following weighted average assumptions: stock price $6.46; exercise price $6.46; expected term 5.13 years; dividend yield 0; volatility 140%; and risk-free rate of 0.36%.The weighted average grant date fair value per share for options granted during the three and six-month periods ended March 31, 2021 was $4.83 and $5.73, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE H — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. During November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. During October 2020, the Company exercised the one-year renewal option, extending the term for this lease until January 15, 2022. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During September 2020, the Company renewed this lease with a new expiration date of September 30, 2021. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of March 31, 2021 is $427,925.

The total rent expense for the three and six-month periods ended March 31, 2021 were $141,650 and $284,495, respectively. The total rent expense for the three and six-month periods ended March 31, 2020 were $153,645 and $287,250, respectively.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE H — COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreement, continued

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

Effective May 2, 2018, the Compensation Committee, increased the amount of the Revenue Bonus to $403,623; effective December 27, 2018, to $553,623; and effective December 5, 2019 to $753,623. The revenue targets underlying the Revenue Bonus have not yet been achieved. The Revenue Bonus has no expiration date and may be earned at any time during the CEO’s employment if the Revenue Goals are achieved.

On March 2, 2021, the Company entered into an agreement with the CEO, pursuant to which the Company agreed to accelerate the payment of $556,840 of the Revenue Bonus to the CEO in recognition of his contributions to the Company. In exchange for the payment of the Revenue Bonus, the CEO agreed to waive his right to earn any remaining portions of the Revenue Bonus.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties, and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2020, and the following factors and risks:

•	our expectations of future revenues, expenditures, capital, or other funding requirements;

•	the adequacy of our cash and working capital to fund present and planned operations and growth;

•	our business strategy and the timing of our expansion plans;

•	our expectations concerning product candidates for our technologies;

•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;

•	our expectations of when different phases of clinical activity may commence and conclude;

•	the effect of governmental regulations generally;

•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and;

•	our expectations of when or if we will become profitable.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	Our LineaTM COVID-19 Assay Kits and COVID-19 pooled surveillance testing may become obsolete or suffer a decline in demand for a variety of reasons;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

•	economic and industry conditions generally and in our specific markets;

•	the volatility of, and decline in, our stock price; and

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, SigNify®, Beacon®, CertainT®, LinearDNA™, Linea™  COVID-19 Assay Kit, safeCircleTM Surveillance Program and Selective Genomic SurveillanceTM mutation panel. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of the respective owners.

Introduction

We develop and market DNA-based technology solutions utilizing our Linea DNATM large-scale Polymerase chain reaction (“PCR“) based manufacturing platform. Our proprietary PCR-based DNA LinearDNATM manufacturing platform produces large quantities of DNA for use in nucleic acid-based in vitro medical diagnostics and preclinical nucleic acid-based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). In response to the SARS-CoV-2 (“COVID-19”) pandemic, we developed a PCR-based molecular diagnostic test for COVID-19, which was granted EUA by the FDA in May 2020. We currently manufactures and sells our EUA authorized COVID-19 molecular diagnostic test kit under the LineaTM COVID-19 Assay Kit trademark. In addition, and in further response to the COVID-19 pandemic, we developed and are currently offering COVID-19 pooled surveillance testing to detect instances of COVID-19 in defined populations. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. Our COVID-19 pooled surveillance testing services are currently offered under the safeCircleTM trademark. As of May 10, 2021, the Company also offers COVID-19 diagnostic testing services under its wholly owned subsidiary that holds a New York clinical laboratory permit and a CLIA certification for COVID-19 testing using EUA authorized methods and devices. We are also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing.

Applied DNA’s LinearDNATM PCR platform is capable of producing large scale DNA, which we believe offers many benefits over the limitations of other large-scale DNA manufacturing systems, including:

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

The Company provides preclinical contract research and manufacturing services for the nucleic acid-based therapeutic markets. We work with biotech and pharmaceutical companies to convert plasmid-based and/or viral transduction-based preclinical biotherapeutics into PCR-produced linear DNA-based forms that can be produced on our LinearDNATM platform. In addition, we provide contract research services to RNA based drug and biologic customers for preclinical studies. These services include the design, development, and manufacture of PCR-produced DNA templates for RNA. In addition, we also use our LinearDNATM platform to produce very large gram-scale quantities of DNA for the in vitro diagnostic market where our DNA is used for both commercially available diagnostics and diagnostics under development.

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

We are also engaged in preclinical and animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via our PCR-based production platform. We seek to develop, acquire and commercialize, alone or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA which we believe will improve existing nucleic acid-based therapeutics or create new nucleic acid-based therapeutics that address unmet medical needs. To this end, we are currently working with our development partners Takis S.R.L. and Evvivax S.R.L. (“Takis/Evvivax”) to develop an amplicon-based linear DNA vaccine for COVID-19 that would be manufactured on our LinearDNATM platform. Together with our development partners, our amplicon-based linear COVID-19 vaccine candidate has shown efficacy in preclinical cell and small animal studies. In September 2020, we entered into an Animal Clinical Trial Agreement with Takis/Evvivax and with Veterinary Oncology Services, PLLC, an affiliate of Guardian Veterinary Specialists (“GVS”), a multi-specialty veterinary hospital. In November 2020, we, together with Takis/Evvivax and GVS, announced receipt of approvals from the New York State Department of Agriculture and Markets and the U.S. Department of Agriculture (“USDA”) on an advanced clinical strategy to conduct a veterinary trial of a vaccine candidate. Our jointly developed amplicon-based DNA vaccine for COVID-19 is currently in a veterinary clinical trial in domestic felines, with the end goal of applying for a USDA Animal and Plant Health Inspection Service conditional license to enable commercial veterinary sales of the vaccine candidate. In April 2021, the Company announced preliminary data from its veterinary clinical trial in felines conducted with Takis/Evvivax and GVS. The preliminary data showed that all felines in the trial produced SARS-CoV-2 neutralizing antibodies after a single prime dose of the vaccine candidate.

COVID-19 Diagnostic Testing

On May 13, 2020 we received an EUA from the FDA for the clinical use of the LineaTM COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, 42 U.S.C. §263a (“CLIA”), that meet requirements to perform high complexity tests. Subsequently, during July and November 2020, we were granted EUA amendments that expand the installed base of PCR equipment platforms on which our Linea™ COVID-19 Assay Kit can be processed and significantly increased the daily testing capacity of the Linea™ COVID-19 Assay Kit through the use of automation. On May 11, 2021, the Company received a re-issued EUA that expanded the intended use of the LineaTM COVID-19 Assay Kit to include use with anterior nasal swab specimens that are self-collected in the presence of an healthcare provider from individuals without symptoms or other reasons to suspect COVID-19 when tested at least weekly and with no more than 168 hours between serially collected specimens The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under CLIA to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. Our Linea™ COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We currently manufacture the LineaTM COVID-19 Assay Kit at our facilities in Stony Brook, New York.

COVID-19 Surveillance Testing

Starting in July 2020, the Company under its wholly owned subsidiary, Applied DNA Clinical Labs LLC (“ADCL”), began offering COVID-19 pooled surveillance testing to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, safeCircleTM surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. safeCircleTM surveillance testing uses high-sensitivity pooled COVID-19 testing utilizing the Linea™ COVID-19 Assay Kit. Under the safeCircleTM surveillance testing service, pooled test results are returned to the sponsoring organization in the aggregate only, not directly to the participating individuals, and may be performed without CLIA certification. Once potentially infected portions of a defined population are identified by the safeCircleTM surveillance testing service, the individuals comprising the potentially infected portions of the defined population are referred to follow on diagnostic testing at a clinical lab to obtain individual results, which may include ADCL. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS, and New York State Department of Health recommendations. The use of pooled sampling procedures for the safeCircleTM surveillance testing service has been internally validated by ADCL in compliance with current CDC guidance. The use of pooled sampling procedures is not included in the LineaTM COVID-19 Assay Kit EUA.

We seek to continue to commercialize the safeCircleTM surveillance testing TaaS offering with institutional clients such as schools, colleges, and businesses. We currently provide safeCircleTM surveillance testing to primary/secondary/higher education institutions, private clients, local governments, and businesses and college athletic programs.

In addition, starting in February 2021, we began the development of our LineaTM COVID-19 Selective Genomic Surveillance mutation panel for the detection of SARS-CoV-2 genetic mutations (the “SGS Panel”). The SGS Panel is currently undergoing validation utilizing clinical SARS-CoV-2 positive samples obtained from Northwell Health. Use of the SGS Panel is currently limited to Research Use Only (RUO).

Clinical Testing Laboratory

Under our ADCL subsidiary, on May 10, 2021 we received our New York clinical laboratory permit and our CLIA certification from the New York State Department of Health Clinical Laboratory Evaluation Program (“CLEP”) for COVID-19 testing using EUA authorized methods and devices. Now that the certification was obtained, we will be able to operate a clinical diagnostic laboratory for COVID-19 testing and provide individual patient testing results. Through ADCL, we seek to further commercialize our EUA authorized LineaTM COVID-19 Assay Kit. We also intend to work towards expanding our New York clinical laboratory permit and CLIA certifications to include, among other diagnostic tests, our iCTC Technology, which would allow us to further commercialize this technology.

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

The FDA Alert and the FDA Letter also stated that FDA is conducting continuous data analysis to evaluate all currently EUA authorized molecular tests in light of COVID-19 mutations. Based on the FDA’s own analysis and input from manufacturers, the FDA Alert and the FDA Letter identified three EUA authorized molecular diagnostic tests that might be impacted by currently known COVID-19 mutations. The FDA Alert and the FDA Letter stated that the Linea™ COVID-19 Assay Kit and one other molecular diagnostic test exhibit S-gene target dropout detection patterns when certain COVID-19 variants are present, including variants with the 69—70del mutation, which includes the B.1.1.7 variant.  The FDA Letter further stated that this detection pattern may help with the early identification of new COVID-19 variants in patients, including variants with the 69—70del mutation, which could help to reduce the further spread of COVID-19. The FDA Letter also noted that when the S-gene target dropout is observed in patient samples tested with the identified kits such samples should be considered for additional characterization via full genetic sequencing, which would allow for identification of the specific variant at issue. The FDA letter concluded that due to the identified kits’ multi-target design, overall test sensitivity should not be impacted. On February 22, 2021, the FDA issued the final Guidance “Policy for Evaluating Impact of Viral Mutations on COVID-19 Tests” which provides information and recommendations relating to test design and routine monitoring for developers and current manufacturers to address the potential impact of emerging and future viral genetic mutations on COVID-19 tests.

Receipt of Re-issued EUA Regarding the LineaTM COVID-19 Assay Kit

On May 11, 2021, we received a re-issued EUA from FDA. The re-issued EUA expanded the intended use of our LineaTM COVID-19 Assay Kit to include use of the Assay Kit with anterior nasal swab specimens that are self-collected in the presence of a healthcare provider from individuals without symptoms or other reasons to suspect COVID-19 when tested at least weekly and with no more than 168 hours between serially collected specimens. The expanded intended use allows certified laboratory users of the LineaTM COVID-19 Assay Kit and the Company, through its ADCL subsidiary, to provide serial screening testing to individuals with the return of individual testing results.  The re-issued EUA also updated the LineaTM COVID-19 Assay Kit’s Instructions for Use to include the KingFisher™ Flex Purification System, a high-throughput robotic nucleic acid extraction system.

Plan of Operations

General

Historically, the substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. However, most of our near term growth in revenues has been derived from sales of our  Linea™ COVID-19 Assay Kit, and our COVID-19 Surveillance Testing. We also expect future growth in revenues to be derived from clinical diagnostic services (upon receipt of necessary certifications) and the manufacturing of DNA products for the biotechnology and in vitro diagnostic markets. To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world, although we have seen a decrease in such revenues principally due to the impact of COVID-19. We are also seeking to establish a revenue stream from our iCTC Technology.  We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note B to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2021 and 2020

Revenues

Product revenues

For the three-month periods ended March 31, 2021 and 2020, we generated $965,110 and $197,801, respectively, in revenues from product sales. Product revenue increased by $767,309 or 388% for the three-month period ended March 31, 2021 as compared to the three-month period ended March 31, 2020. The increase in product revenues was primarily related to an increase of approximately $785,000 in sales of our LineaTM COVID-19 Assay Kit, of which approximately $752,000 was attributable to sales pursuant to our contract with Stony Brook University Hospital.

Service revenues

For the three-month periods ended March 31, 2021 and 2020, we generated $1,706,432 and $354,672 in revenues from sales of services, respectively. The increase in service revenues of $1,351,760 or 381% for the three-month period ended March 31, 2021 as compared to the same period in the prior fiscal year is attributable to an increase of $1,554,880 from COVID-19 Surveillance Testing. This increase was offset by decreases of approximately $107,000 and $65,000 in our pharmaceutical and biopharmaceutical markets, respectively.

Costs and Expenses

Cost of Revenues

Cost of revenues increased by $177,028 or 99% from $179,582 for the three-month period ended March 31, 2020 to $356,610 for the three-month period ended March 31, 2021. Cost of revenues as a percentage of product revenues was 37% and 91% for the three-month periods ended March 31, 2021 and 2020, respectively. This improvement in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the three-month period ended March 31, 2021 were primarily comprised of sales of our LineaTM COVID-19 Assay Kit, which are at a higher gross margin. The improvement was also the result of certain costs of revenues being fixed costs such as payroll and rent, which were not fully absorbed with the level of product revenues during the three-month period ended March 31, 2020.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2021 increased by $1,271,943 or 56% to $3,557,487 from $2,285,544 in the three-month period ended March 31, 2020. The increase is primarily attributable to an increase in stock-based compensation expense of approximately $422,000, of which $382,000 related to an officer stock option grant that vested immediately, as well as an increase in payroll of approximately $315,000 for the staffing of the ADCL laboratory. There was also an increase of approximately $277,000 for supplies to run the ADCL laboratory, as well as an increase in legal fees of approximately $115,000.

Research and Development

Research and development expenses increased to $874,055 for the three-month period ended March 31, 2021 from $703,018 for the three-month period ended March 31, 2020, an increase of $171,037 or 24%. This increase is primarily due to increased purchases relating to our clinical lab build out of approximately $137,000.

Depreciation and Amortization

Depreciation and amortization increased by $132,844 or 200% from $66,537 for the three-month period ended March 31, 2020 to $199,381 for the three-month period ended March 31, 2021. This increase is related primarily to assets purchased to support our COVID-19 Surveillance Testing, as well the for the production of our LineaTM COVID-19 Assay Kits.

Interest income (expense), net

Interest income (expense), net for the three-month period ended March 31, 2021, was income of $13,841 compared to an expense of $29,096 in the same period of fiscal 2020. The decrease in interest expense was due to the repayment of the July 2019 Notes during October 2020.

Other expense, net

Other expense, net for the three-month periods ended March 31, 2021 and 2020, was $54,873 and $239,601, respectively. The decrease of $184,728 is due to higher franchise taxes during the three-month period ended March 31, 2020.

Gain on Extinguishment of Notes Payable

Gain on extinguishment of notes payable for the three-month period ended March 31, 2021 of $839,945 relates to the full forgiveness of the Company’s PPP loan. The gain on extinguishment represents the difference between the fair value of the PPP loan on the forgiveness date compared to its carrying value.

Net Loss Attributable to Common Stockholders

Net loss decreased $1,435,325, or 49% to $1,516,800 for the three-month period ended March 31, 2021 compared to $2,952,125 for the three-month period ended March 31, 2020 due to the factors noted above.

Comparison of Results of Operations for the Six-Month Periods Ended March 31, 2021 and 2020

Revenues

Product revenues

For the six-month periods ended March 31, 2021 and 2020, we generated $1,515,207 and $435,671 in revenues from product sales, respectively. Product revenue increased by $1,079,536 or 248% for the six-month period ended March 31, 2021 as compared to the six-month period ended March 31, 2020. The increase in product revenues was primarily related to an increase of approximately $1,173,000 in sales of our LineaTM COVID-19 Assay Kit, of which approximately $1,124,000 was attributable to sales pursuant to our contract with Stony Brook University Hospital, as well as increases of approximately $77,000 and $73,000 in consumer asset marking and nutraceuticals, respectively. These increases were offset by a decrease of approximately $242,000 in biopharmaceutical revenues.

Service revenues

For the six-month periods ended March 31, 2021 and 2020, we generated $2,772,476 and $750,321 in revenues from sales of services, respectively. The increase in service revenues of $2,022,155 or 270% for the six-month period ended March 31, 2021 as compared to the same period in the prior fiscal year is attributable to an increase of $2,327,650 from COVID-19 Surveillance Testing, offset by decreases of approximately $183,000 and $105,000 in our cannabis and textile markets, respectively.

Costs and Expenses

Cost of Revenues

Cost of revenues for the six-month period ended March 31, 2021 increased by $187,559 or 46% from $411,613 for the six-month period ended March 31, 2020 to $599,172 for the six-month period ended March 31, 2021. Cost of revenues as a percentage of product revenues was 40% and 94% for the six-month periods ended March 31, 2021 and 2020, respectively. This improvement in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the six-month period ended March 31, 2021 was primarily comprised of sales of our LineaTM COVID-19 Assay Kit, which are at a higher gross margin. The improvement was also the result of certain costs of revenues being fixed costs such as payroll and rent, which were not fully absorbed with the level of product revenues during the six-month period ended March 31, 2020 as compared to the same period during fiscal 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended March 31, 2021 increased by $2,399,434 or 52% to $7,058,391 from $4,658,957 for the same period in fiscal 2020. The increase is primarily attributable to an increase in stock-based compensation expense of $725,000 relating to officer and employee stock option grants that vested immediately, as well as an increase in payroll of approximately $923,000. The increase in payroll relates to officer bonuses, and an increase of approximately $463,000 primarily for staffing the ADCL laboratory. In addition, there were increases of approximately $130,000 and $100,000 in professional fees and insurance expense, respectively.

Research and Development

Research and development expenses increased to $1,622,420 for the six-month period ended March 31, 2021 from $1,267,444 for the six-month period ended March 31, 2020, an increase of $354,976 or 28%. This increase is predominantly related to an increase in laboratory equipment of $137,000 and laboratory supplies of approximately $208,000 to support our ongoing R&D projects. These increases were offset by a reduction of approximately $37,000 relating to a government award.

Depreciation and Amortization

In the six-month period ended March 31, 2021, depreciation and amortization increased by $155,189 or 110% from $141,604 for the six-month period ended March 31, 2020 to $296,793 for the six-month period ended March 31, 2021. This increase is related primarily to assets purchased to support our COVID-19 Surveillance Testing, as well the production of our LineaTM COVID-19 Assay Kits that were put into service during the current fiscal year period.

Interest income (expense), net

Interest income (expense), net for the six-month period ended March 31, 2021, was income of $8,403 compared to an expense of $58,187 in the same period of fiscal 2020. The decrease in interest expense was due to the repayment of the July 2019 Notes during October 2020.

Other expense, net

Other expense, net for the six-month periods ended March 31, 2021 and 2020, was $108,733 and $261,833, respectively. The decrease of $153,100 is due to higher franchise taxes during the six-month period ended March 31, 2020.

Loss on Extinguishment of Convertible Notes Payable

Loss on extinguishment of convertible notes payable of $1,774,662 for the six-month period ended March 31, 2021 relates to the repayment of the July 2019 Notes. The loss on extinguishment represents the difference between the fair value of the July 2019 Notes, including the fair value of the Replacement Warrants issued, on the repayment date compared to its carrying value.

Gain on Extinguishment of Notes Payable

Gain on extinguishment of notes payable for the six-month period ended March 31, 2021 of $839,945 relates to the full forgiveness of the Company’s PPP loan. The gain on extinguishment represents the difference between the fair value of the PPP loan on the forgiveness date compared to their carrying value.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders increased $708,678, or 13% to $6,326,356 for the six-month period ended March 31, 2021 compared to $5,617,678 for the six-month period ended March 31, 2020 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2021, we had working capital of 15,289,055. For the six-month period ended March 31, 2021, we used cash in operating activities of 7,426,015 consisting primarily of our loss of $6,324,140 net with non-cash adjustments of $296,793 in depreciation and amortization charges, $1,220,746 in stock-based compensation expense, $1,774,662 in loss on extinguishment of convertible notes payable, $839,945 gain on extinguishment of notes payable and a provision for bad debts of $19,638. Additionally, we had a net increase in operating assets of $2,221,843 and a net decrease in operating liabilities of $1,351,926. Cash used in investing activities of $1,139,586 was for the purchase of property and equipment, primarily for the development and implementation of our COVID-19 Surveillance Testing, as well as our LineaTM COVID-19 Assay Kits. Cash provided by financing activities was $14,704,855, which included net proceeds from a registered direct public offering of 13,756,507, warrant exercises of $2,613,929, and the repayment of convertible notes payable of $1,665,581.

We have recurring net losses, which have resulted in an accumulated deficit of $276,162,006 as of March 31, 2021. At March 31, 2021, we had cash and cash equivalents of $13,925,997.

We have historically financed our operations through the sale of equity and equity-linked securities. Through March 31, 2021, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities.

On January 13, 2021, we closed on a registered direct public offering of 1,810,000 shares of Common Stock at a purchase price of $8.30 per share. Net proceeds, after deducting underwriting discounts and commissions, and other offering expenses, were approximately $13.8 million. In addition, during the six-month period ended March 31, 2021, 520,151 warrants were exercised, resulting in net proceeds, after deducting underwriting commissions, to us of approximately $2.6 million.

We expect to finance our operations primarily through cash received from the January 2021 registered direct public offering and the warrant exercises, discussed above, as well as collection of our accounts receivable. We estimate that we will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.

COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which has spread throughout the world. We are monitoring this situation, and we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties. We believe that the COVID-19 pandemic adversely impacted the global textile industry, which has resulted in a reduction of textile related revenues, specifically as it relates to our cotton customer contract. On March 7, 2020 the Governor of New York declared a health emergency and issued an order (as amended) to close all nonessential businesses, which was followed by a phased reopening. Portions of our business were deemed to be an essential business, such as our government and pharmaceutical contracts, as well as our vaccine and diagnostic candidate development. However, we have experienced, and may continue to experience in the future, facility closures related to our “nonessential” businesses, and pursuant to the government order, we reduced the scope of our operations. We received a loan of approximately $847 thousand on May 1, 2020 from Bank of America as lender pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). As disclosed in Note E to the accompanying condensed consolidated financial statements, the PPP loan was fully forgiven during February 2021.

As a result of COVID-19, we have experienced a decline in revenues from non-biological tagging and related services, primarily as it relates to our cotton customer contract. Historically revenues from our cotton customer contract are seasonal and recognized primarily during our first and fourth fiscal quarters. However, due to the impacts of the COVID-19 global pandemic, we did not recognize revenue for the shipment of DNA concentrate relating to our cotton customer contract during the three or six-month period ended March 31, 2021. However, we have experienced an increase in our Biotherapeutic Contract Research and Manufacturing business as a result of COVID-19, specifically as it relates to our COVID-19 Diagnostic Testing and COVID-19 Surveillance Testing. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity is uncertain as of the date of this Quarterly Report.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

False negative test results are a risk with all laboratory tests, including COVID-19 molecular diagnostic tests. A false negative occurs with a COVID-19 molecular diagnostic when an individual who is infected with the virus tests negative for the virus.  False negatives can occur in the presence or absence of a mutation in the COVID-19 virus.  In the presence of a mutation in the virus, false negatives can occur if a mutation occurs in the region of the virus that the test is designed to assess.  The risk of false negatives in the presence of a mutation is increased with tests that only assess a single region of the COVID-19 virus as compared to tests that assess more than one region of the virus.  Our LineaTM COVID-19 Assay Kit test assesses two regions of the virus, thus potentially reducing the likelihood of false negatives in the presence of one or more COVID-19 mutations.  Regardless, false negatives may occur with our LineaTM COVID-19 Assay Kit in the presence or absence of one or more COVID-19 mutations.  If false negatives occur with our LineaTM COVID-19 Assay Kit, individuals will incorrectly believe they do not have COVID-19 and could further spread the virus thereby jeopardizing the health of others. Also, if it is determined that results of the LineaTM COVID-19 Assay Kit are not accurate or reliable, our EUA could be terminated by the FDA. As a result, our business, financial condition and results of operations could be significantly harmed.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

On May 11, 2021, the Company received a re-issued EUA from FDA. The re-issued EUA expanded the intended use of the LineaTM COVID-19 Assay Kit to include use of the Assay Kit with anterior nasal swab specimens that are self-collected in the presence of a healthcare provider from individuals without symptoms or other reasons to suspect COVID-19 when tested at least weekly and with no more than 168 hours between serially collected specimens. The expanded intended use allows certified laboratory users of the LineaTM COVID-19 Assay Kit and the Company, through its ADCL subsidiary, to provide serial screening testing to individuals with the return of individual testing results.  The re-issued EUA also updated the LineaTM COVID-19 Assay Kit’s Instructions for Use to include the KingFisher™ Flex Purification System, a high-throughput robotic nucleic acid extraction system.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed with
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed	this Form 10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/7/2020
3.2	Bylaws	8-K	3.2	002-90539	1/16/2009
10.1***	Letter Agreement dated March 2, 2021, by and between the Company and Dr. James Hayward	8-K	10.1	001-36745	3/4/2021
10.2	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC, dated January 10, 2021	8-K	10.1	001-36745	01/11/2021
10.3	Form of Securities Purchase Agreement	8-K	10.2	001-36745	01/11/2021
31.1*	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101 INS*	XBRL Instance Document					X
101 SCH*	XBRL Taxonomy Extension Schema Document					X
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB*	XBRL Extension Label Linkbase Document					X
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Filed herewith.

** Furnished herewith

*** Denotes compensatory plan, compensation arrangement or management contract.

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

Applied DNA Sciences, Inc.

Dated: May 13, 2021	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 13, 2021	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)