Form 10-Q
period 2021-06-30
APPLIED DNA SCIENCES INC
filed 2021-08-12
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36745

Applied DNA Sciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2262718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Health Sciences Drive
Stony Brook, New York	11790
(Address of principal executive offices)	(Zip Code)

631-240-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	APDN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧   Yes    ◻    No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

⌧   Yes    ◻    No

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

☐   Yes    ☒    No

On August 6, 2021, the registrant had 7,486,120 shares of common stock outstanding.

Applied DNA Sciences, Inc.

Form 10-Q for the Quarter Ended June 30, 2021

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,173,443	$7,786,743
Accounts receivable, net of allowance of $7,438 and $11,968 at June 30, 2021 and September 30, 2020, respectively	737,347	194,319
Inventories	429,116	497,367
Prepaid expenses and other current assets	356,414	599,296
Total current assets	13,696,320	9,077,725

Property and equipment, net	2,576,616	1,277,655

Other assets:
Deposits	95,053	95,083
Goodwill	285,386	285,386
Intangible assets, net	536,354	605,330
Total Assets	$17,189,729	$11,341,179

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,321,753	$1,926,427
Promissory notes payable-current portion	—	329,299
Secured convertible notes payable, net of debt issuance costs	—	1,499,116
Deferred revenue	252,807	511,036
Total current liabilities	1,574,560	4,265,878

Long term accrued liabilities	31,467	848,307
Promissory notes payable-long term portion	—	517,488
Total liabilities	1,606,027	5,631,673

Commitments and contingencies (Note H)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of June 30, 2021 and September 30, 2020, 7,486,120 and 5,142,779 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	7,488	5,144
Additional paid in capital	295,191,444	275,548,737
Accumulated deficit	(279,610,999)	(269,835,650)
Applied DNA Sciences, Inc. stockholders’ equity:	15,587,933	5,718,231
Noncontrolling interest	(4,231)	(8,725)
Total equity	15,583,702	5,709,506

Total liabilities and equity	$17,189,729	$11,341,179

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues
Product revenues	$639,637	$56,911	$2,154,844	$492,582
Service revenues	1,060,683	374,605	3,833,159	1,124,926
Total revenues	1,700,320	431,516	5,988,003	1,617,508

Cost of revenues	550,457	154,804	1,149,629	566,417

Operating expenses:
Selling, general and administrative	3,239,953	2,589,042	10,298,343	7,247,999
Research and development	1,029,627	814,599	2,652,047	2,082,043
Depreciation and amortization	247,771	61,865	544,564	203,469
Total operating expenses	4,517,351	3,465,506	13,494,954	9,533,511

LOSS FROM OPERATIONS	(3,367,488)	(3,188,794)	(8,656,580)	(8,482,420)

Interest income (expense), net	3,572	(28,624)	11,975	(86,811)
Loss on extinguishment of convertible notes payable	—	—	(1,774,662)	—
Gain on extinguishment of notes payable	—	—	839,945	—
Other expense, net	(82,799)	(72,694)	(191,533)	(334,527)

Loss before provision for income taxes	(3,446,715)	(3,290,112)	(9,770,855)	(8,903,758)

Provision for income taxes	—	—	—	—

NET LOSS	(3,446,715)	(3,290,112)	(9,770,855)	(8,903,758)

Less: Net (income) loss attributable to noncontrolling interest	(2,278)	662	(4,494)	(528)
NET LOSS attributable to Applied DNA Sciences, Inc.	(3,448,993)	(3,289,450)	(9,775,349)	(8,904,286)
Deemed dividend related to warrant modifications	—	—	—	2,842
NET LOSS attributable to common stockholders	$(3,448,993)	$(3,289,450)	$(9,775,349)	$(8,907,128)

Net loss per share attributable to common stockholders-basic and diluted	$(0.46)	$(0.72)	$(1.45)	$(2.54)

Weighted average shares outstanding- basic and diluted	7,486,120	4,577,997	6,724,503	3,512,149

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Nine Month Period Ended June 30, 2021
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2020	5,142,779	$5,144	$275,548,737	$(269,835,650)	$(8,725)	$5,709,506
Exercise of warrants	518,551	519	2,605,010			2,605,529
Fair value of warrants issued in connection with convertible note repayment	—	—	1,643,440	—	—	1,643,440
Stock based compensation expense	—	—	571,498	—	—	571,498
Net loss	—	—	—	(4,809,556)	2,494	(4,807,062)
Balance, December 31, 2020	5,661,330	$5,663	$280,368,685	$(274,645,206)	$(6,231)	$5,722,911

Common stock issued in public offering, net of offering costs	1,810,000	1,810	13,754,697	—	—	13,756,507
Exercise of warrants	1,600	2	8,398	—	—	8,400
Exercise of options cashlessly	13,190	13	(13)	—	—	—
Stock based compensation expense	—	—	649,248	—	—	649,248
Net loss	—	—	—	(1,516,800)	(278)	(1,517,078)
Balance, March 31, 2021	7,486,120	7,488	294,781,015	(276,162,006)	(6,509)	18,619,988
Stock based compensation expense	—	—	410,429	—	—	410,429
Net loss	—	—	—	(3,448,993)	2,278	(3,446,715)
Balance, June 30, 2021	7,486,120	$7,488	$295,191,444	$(279,610,999)	$(4,231)	$15,583,702

	For the Nine Month Period Ended June 30, 2020
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2019	1,207,993	$1,208	$255,962,922	$(256,805,589)	$(7,040)	$(848,499)
Common stock issued in public offering, net of offering costs	2,285,000	2,285	10,527,745	—	—	10,530,030
Deemed dividend - warrant repricing	—	—	2,842	(2,842)	—	—
Stock based compensation expense	—	—	205,490	—	—	205,490
Net loss	—	—	—	(2,662,711)	(30)	(2,662,741)
Balance, December 31, 2019	3,492,993	$3,493	$266,698,999	$(259,471,142)	$(7,070)	$7,224,280

Exercise of warrants	566,950	567	2,767,566	—	—	2,768,133
Stock based compensation expense	—	—	227,268	—	—	227,268
Net loss	—	—	—	(2,952,125)	1,220	(2,950,905)
Balance, March 31, 2020	4,059,943	$4,060	$269,693,833	$(262,423,267)	$(5,850)	$7,268,776
Exercise of warrants	908,254	909	4,434,358	—	—	4,435,267
Stock based compensation expense	—	—	364,819	—	—	364,819
Net loss	—	—	—	(3,289,450)	(662)	(3,290,112)
Balance, June 30, 2020	4,968,197	$4,969	$274,493,010	$(265,712,717)	$(6,512)	$8,778,750

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,770,855)	(8,903,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544,564	203,469
Loss on extinguishment of convertible notes payable	1,774,662	—
Gain on extinguishment of notes payable	(839,945)	—
Stock-based compensation	1,631,175	797,577
Amortization of debt issuance costs	—	19,195
Provision for bad debts	6,245	21,880
Change in operating assets and liabilities:
Accounts receivable	(549,273)	586,879
Inventories	68,251	(302,011)
Prepaid expenses and other current assets and deposits	242,882	17,371
Accounts payable and accrued liabilities	(1,525,355)	(402,777)
Deferred revenue	(258,229)	(197,779)

Net cash used in operating activities	(8,675,878)	(8,159,954)

Cash flows from investing activities:

Purchase of intangible asset	—	(36,525)
Purchase of property and equipment	(1,642,277)	(19,657)

Net cash used in investing activities	(1,642,277)	(56,182)

Cash flows from financing activities:

Net proceeds from exercise of warrants	2,613,929	7,203,401
Net proceeds from sale of common stock	13,756,507	—
Net proceeds from sale of common stock and warrants	—	10,639,728
Repayment of convertible notes	(1,665,581)	(107,802)
Proceeds from promissory notes	—	846,789
Net cash provided by financing activities	14,704,855	18,582,116

Net increase in cash and cash equivalents	4,386,700	10,365,980
Cash and cash equivalents at beginning of period	7,786,743	558,988
Cash and cash equivalents at end of period	$12,173,443	$10,924,968

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$45,354
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Interest paid in kind	$28,329	$35,625
Property and equipment acquired, and included in accounts payable	$132,270	$611,046
Deemed dividend-warrant repricing	$—	$2,842
Deferred offering costs reclassified to additional paid in capital	$—	$109,698
FV of warrants issued	$1,074,118	$—
Intangible asset costs incurred, and included in accounts payable	$—	$14,375

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) develops and markets DNA-based technology solutions utilizing its LinearDNATM large-scale polymerase chain reaction (“PCR”) based manufacturing platform. The Company’s proprietary platform produces large quantities of DNA for use in the nucleic acid-based in vitro diagnostics and preclinical nucleic-acid based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). In response to the SARS-CoV-2 (“COVID-19”) pandemic, the Company developed a PCR-based molecular diagnostic test for COVID-19, which was granted Emergency Use Authorization (EUA) by the U.S.  Food and Drug Administration (“FDA”) in May 2020.  The Company currently manufactures and sells its EUA authorized COVID-19 molecular diagnostic test kit under the LineaTM COVID-19 Assay Kit trademark (“COVID-19 Diagnostic Testing”).  In addition, and in further response to the COVID-19 pandemic, the Company developed and is currently offering COVID-19 pooled surveillance testing to detect instances of COVID-19 in defined populations. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level.  The Company’s COVID-19 pooled surveillance testing services are currently offered under the safeCircleTM trademark (“COVID-19 Surveillance Testing”). As of May 10, 2021, the Company also offers COVID-19 diagnostic testing services under its wholly owned subsidiary that holds a New York clinical laboratory permit and a Clinical Laboratory Improvement Amendments of 1988, 42 U.S.C. §263a (“CLIA”) certification for COVID-19 testing using EUA authorized methods and devices (“Clinical Testing Laboratory”). The Company is also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE A — NATURE OF THE BUSINESS, continued

Biotherapeutic Contract Research and Manufacturing, continued

The Company is also engaged in preclinical and animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via its PCR-based production platform. The Company seeks to develop, acquire and commercialize, alone or with partners, a diverse pipeline of nucleic acid-based therapeutics based on PCR-produced linear DNA. To this end, the Company is currently working with its development partners Takis S.R.L. and Evvivax S.R.L. (“Takis/Evvivax”) to develop an amplicon-based linear DNA vaccine for COVID-19 that would be manufactured on the Company’s LinearDNATM platform. Together with its development partners, the Company’s amplicon-based linear COVID-19 vaccine candidate has shown efficacy in preclinical cell and small animal studies. In September 2020, the Company entered into an Animal Clinical Trial Agreement with Takis/Evvivax and with Veterinary Oncology Services, PLLC, an affiliate of Guardian Veterinary Specialists (“GVS”), a multi-specialty veterinary hospital. In November 2020, the Company, together with Takis/Evvivax and GVS, announced receipt of approvals from the New York State Department of Agriculture and Markets and the U.S. Department of Agriculture (“USDA”) on an advanced clinical strategy to conduct a veterinary trial of an amplicon-based linear DNA vaccine COVID-19 candidate. The Company’s jointly developed amplicon-based DNA vaccine for COVID-19 is currently in a veterinary clinical trial in domestic feline cats, with the end goal of applying for a USDA Animal and Plant Health Inspection Service conditional license to enable commercial veterinary sales for veterinary applications. In April 2021, the Company announced preliminary data from its veterinary clinical trial in felines conducted with Takis/Evvivax and GVS. The preliminary data showed that all felines in the trial produced SARS-CoV-2 neutralizing antibodies after a single prime dose of the vaccine candidate. Subsequently in May 2021, the Company announced additional preliminary data from its feline clinical trial that showed a booster injection of the amplicon-based linear DNA vaccine candidate delivered 30 days after the prime vaccination elected a 5-fold increase in neutralizing antibody titers, with every member of the trial cohort producing  neutralizing antibody titers. In June 2021, the Company further announced preliminary data from an in vitro neutralization study of sera from the feline trial cohort against the B.1.1.7 (U.K.), P1 (Brazil), and B.1.526 (New York) SARS-CoV-2 variants. The preliminary data showed that the amplicon-based linear DNA vaccine candidate induced neutralizing antibodies against the 1.1.7 (U.K.), P1 (Brazil), and B.1.526 (New York) SARS-CoV-2 variants in 100% of the trial cohort.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE A — NATURE OF THE BUSINESS, continued

COVID-19 Diagnostic Testing

On May 13, 2020 the Company received an EUA from the Food and Drug Administration (FDA) for the clinical use of the LineaTM COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the CLIA, that meet requirements to perform high complexity tests. Subsequently, during July and November 2020, the Company was granted EUA amendments that expand the installed base of PCR equipment platforms on which the Company’s Linea™ COVID-19 Assay Kit can be processed and significantly increased the daily testing capacity of the Linea™ COVID-19 Assay Kit through the use of automation. On May 11, 2021, the Company received a re-issued EUA that expanded the intended use of the LineaTM COVID-19 Assay Kit to include use with anterior nasal swab specimens that are self-collected in the presence of a healthcare provider from individuals without symptoms or other reasons to suspect COVID-19 when tested at least weekly and with no more than 168 hours between serially collected specimens. The expanded intended use allows certified laboratory users of the LineaTM COVID-19 Assay Kit and the Company, through its ADCL subsidiary, to provide serial screening testing to individuals with the return of individual testing results. The May 11, 2021 re-issued EUA also updated the LineaTM COVID-19 Assay Kit’s Instructions for Use to include the KingFisher™ Flex Purification System, a high-throughput robotic nucleic acid extraction system. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under CLIA to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. The Company’s Linea™ COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. The Company currently manufactures the LineaTM COVID-19 Assay Kit at its facilities in Stony Brook, New York.

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE A — NATURE OF THE BUSINESS, continued

In addition, starting in February 2021, the Company began the development of its LineaTM COVID-19 Selective Genomic SurveillanceTM mutation panel for the qPCR-based detection of SARS-CoV-2 genetic mutations (the “SGS Panel”). In May 2021, the Company announced that it had completed technical validation of the SGS Panel . Use of the SGS Panel is currently limited to Research Use Only (RUO).

Clinical Testing Laboratory

Under the Company’s ADCL subsidiary, on May 10, 2021 the Company received its New York clinical laboratory permit and its CLIA certification from the New York State Department of Health, Clinical Laboratory Evaluation Program (“CLEP”) for COVID-19 testing using EUA authorized methods and devices. Now that certification has been obtained, the Company is able to operate a clinical diagnostic laboratory for COVID-19 testing and provide individual patient testing results.

iCTC Technology

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

Non-Biological Tagging and Related Services

The Company’s supply chain security business allows its customers to use non-biologic DNA (molecular) tags, manufactured via its LinearDNATM platform, to mark objects, and then identify these objects by detecting the absence or presence of the molecular tag. The Company’s core products include:

●	SigNature® Molecular Tags produced by the Company’s LinearDNATM platform, provide an approach to authenticate goods within large and complex supply chains for materials such as cotton, and leather, in-home textiles and apparel, pharmaceuticals and nutraceuticals, cannabis and other products.
●	SigNify® IF portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of molecular tags in the field, providing a front-line solution for supply chain integrity backed with forensic-level molecular tag authentication. Applied DNA’s software platform enables customers to track materials throughout a supply chain or product life.
●	CertainT® trademark indicates the use of Applied DNA’s tagging, testing and tracking platforms and solutions, enabling manufacturers, brands and trade organizations to convey proof of their product claims.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2021 and for the three and nine-month periods ended June 30, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2020 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 17, 2020, as amended.

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

Liquidity

The Company has recurring net losses, which have resulted in an accumulated deficit of $279,610,999 as of June 30, 2021. The Company incurred a net loss of $9,770,855 and generated negative operating cash flow of $8,675,878 for the nine-month period ended June 30, 2021. At June 30, 2021 the Company had cash and cash equivalents of $12,173,443 and working capital of $12,121,760.

The Company has historically financed its operations principally from the sale of equity and equity-linked securities. Through June 30, 2021, the Company has dedicated most of its financial resources to commercialization of its LineaTM COVID-19 Assay Kit and its clinical testing laboratory, as well as to  research and development efforts, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities.

As discussed in Note F, on January 13, 2021, the Company closed on a registered direct public offering of 1,810,000 shares of Common Stock at a purchase price of $8.30 per share. Net proceeds, after deducting underwriting discounts and commissions, and other offering expenses, were approximately $13.8 million.  In addition, during the nine-month period ended June 30, 2021, 520,151 warrants were exercised, resulting in net proceeds, after deducting underwriting commissions, to the Company of approximately $2.6 million.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES continued

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

As a result of COVID-19, the Company has experienced a decline in revenues from non-biological tagging and related services, primarily as it relates to its cotton customer contract. Historically revenues from the Company’s cotton customer contract are seasonal and recognized primarily during the Company’s first and fourth fiscal quarters.Due to the impacts of the COVID-19 global pandemic, the Company did not recognize revenue for the shipment of DNA concentrate relating to its cotton customer contract during the three or nine-month periods ended June 30, 2021. However, the Company has experienced an increase in its Biotherapeutic Contract Research and Manufacturing business as a result of COVID-19, specifically as it relates the Company’s COVID-19 Diagnostic Testing and COVID-19 Surveillance Testing.  Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s future operations and liquidity is uncertain as of the date of this Quarterly Report.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

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

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES continued

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

LineaTM COVID-19 Assay Kit Contract

Under the Company’s LineaTM COVID-19 Assay Kit contract, the customer purchases the Company’s COVID-19 Assay Kits and related consumables for the laboratory equipment.  The customer also has the right to use certain laboratory equipment solely for the processing of the Company’s COVID-19 Assay Kit. The current contract has a term of twelve months and no minimum purchase requirements. The Company determines the amount of revenue allocated to the COVID-19 Assay Kits and related consumables based on the relative standalone selling prices.  This contract has an embedded lease for the right to use the Company’s equipment and the Company determines the amount of lease revenue allocated to the equipment based on the relative standalone selling prices. The Company evaluated the terms of this embedded lease and determined its classification as an operating lease. The cost of the equipment is capitalized within property and equipment.

Equipment Lease Revenues

As discussed above, the Company leases certain laboratory equipment to a customer under its LineaTM COVID-19 Assay Kit contract.  The contract includes the sale of the Company’s LineaTM COVID-19 Assay Kits (“COVID-19 Assay Kits”), as well as a lease for certain laboratory  equipment for the processing of the COVID-19 Assay Kits.  Revenues for the lease of equipment under this contract are recognized as an operating lease as the equipment is being utilized by the customer.  This contract provides the customer the right to use the equipment for the term of the contract solely for the purpose of processing the  Company’s COVID-19 Assay Kits.  Lease revenue from this contract is presented in product revenues in the Company’s condensed consolidated statement of operations.  Lease revenue was $43,960 and $150,048, respectively for the three and nine-month periods ended June 30, 2021.  This performance obligation is satisfied over-time, as the equipment is being utilized by the customer to process the Company’s COVID-19 Assay Kits.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES continued

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	June 30,	June 30,
	2021	2020
Research and development services (over-time)	$197,812	$343,624
Equipment lease services (over-time)	43,960	—
Clinical laboratory testing services (point-in-time)	826,613	—
Product and authentication services (point-in-time):
Supply chain	23,947	4,358
Asset marking	113,721	83,534
Large scale DNA production	—	—
Diagnostic kits	494,267	—
Total	$1,700,320	$431,516

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES continued

	Nine Month Period Ended:
	June 30,	June 30,
	2021	2020
Research and development services (over-time)	$586,285	$996,597
Equipment lease services (over-time)	150,048	—
Clinical laboratory testing services (point-in-time)	3,154,263	—
Product and authentication services (point-in-time):
Supply chain	123,947	35,678
Asset marking	386,160	303,261
Large scale DNA production	—	281,972
Diagnostic kits	1,587,300	—
Total	$5,988,003	$1,617,508

Contract balances

As of June 30, 2021, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	June 30,	$
	Balance sheet classification	2020	2021	change
Contract liabilities	Deferred revenue	$511,036	$252,807	$258,229

For the three and nine-month periods ended June 30, 2021, the Company recognized $83,082 and $275,249, respectively of revenue that was included in Contract liabilities as of October 1, 2020.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES continued

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 years and leasehold improvements are amortized over the shorter of their useful life or the remaining lease terms.  As of June 30, 2021, and September 30, 2020 there was $177,533 and $785,541 of construction in progress that was included in lab equipment and leasehold improvements, respectively. In addition, as of June 30, 2021 there was $240,264 of laboratory equipment that is being leased to a customer. The lease was determined to be an operating lease.

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

For the three and nine-month periods ended June 30, 2021 and 2020, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and nine-month periods ended June 30, 2021 and 2020 are as follows:

	2021	2020
Warrants	745,268	1,213,501
Stock options	452,485	321,357
Secured convertible notes	—	70,963
	1,197,753	1,605,821

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES continued

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

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of June 30, 2021 and September 30, 2020, the Company had cash and cash equivalents of approximately $11,484,000 and $7,300,000, respectively in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three-month period ended June 30, 2021 included an aggregate of 30% from one customer. The Company’s revenues earned from sale of products and services for the nine-month period ended June 30, 2021 included an aggregate of 28% and 12% from two customers, respectively.

The Company’s revenues earned from sale of products and services for the three-month period ended June 30, 2020 included an aggregate of 10%, 17% and 42% from three customers, respectively.

The Company’s revenues earned from sales of product and services for the nine-month period ended June 30, 2020 included an aggregate of 10%, 11%, 13%, 13% and 15% from five customers, respectively.

Two customers accounted for 47% of the Company’s accounts receivable at June 30, 2021. Four customers accounted for 74% of the Company’s accounts receivable at September 30, 2020.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES continued

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

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2021	2020
	(unaudited)
Raw materials	$396,811	$387,815
Work in-progress	—	77,667
Finished goods	32,305	31,885
Total	$429,116	$497,367

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30,	September 30,
	2021	2020
	(unaudited)
Accounts payable	$716,122	$1,250,021
Accrued salaries payable	479,031	525,602
Other accrued expenses	126,600	150,804
Total	$1,321,753	$1,926,427

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE E — NOTES PAYABLE

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

For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company’s PPP loan, including accrued interest was fully forgiven on February 26, 2021. The forgiveness of the loan resulted in a gain on extinguishment of debt of $839,945 for the nine-month period ended June 30, 2021.

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

June 30, 2021

(unaudited)

NOTE E — NOTES PAYABLE, continued

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

The repayment of the July 2019 Notes resulted in a loss on extinguishment of debt of $1,774,662 for the nine-month period ended June 30, 2021. Included in the loss on extinguishment of debt is $1,640,245 for the fair value of the Replacement Warrants (described above) that were issued in conjunction with the payoff of the July 2019 Notes.

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

June 30, 2021

(unaudited)

NOTE G —WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s common stock.

Transactions involving warrants (see Note E) are summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2020	1,038,919	$10.83
Granted	259,000	7.14
Exercised	(520,151)	5.25
Cancelled or expired	(32,500)	171.56
Balance at June 30, 2021	745,268	$6.44

Stock Options

For the three and nine-month periods ended June 30, 2021, the Company issued an aggregate of 44,400 and 198,405 options, respectively to employees, officers, non-employee board of director members and a consultant.

The fair value of options granted during the three and nine-month periods ended June 30, 2021 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model,  the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted during the three-month period ended June 30, 2021 was calculated using the following weighted average assumptions: stock price $6.35; exercise price $6.35; expected term 5 years; dividend yield 0; volatility 144%; and risk-free rate of 0.84%.The fair value for options granted during the nine-month period ended June 30, 2021 was calculated using the following weighted average assumptions: stock price $6.43; exercise price $6.43; expected term 5.10 years; dividend yield 0; volatility 141%; and risk-free rate of 0.46%. The weighted average grant date fair value per share for options granted during the three and nine-month periods ended June 30, 2021 was  $5.68 and $5.72, respectively.

APPLIED DNA SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE H — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period is $458,098 per annum. During November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. During October 2020, the Company exercised the one-year renewal option, extending the term for this lease until January 15, 2022. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During September 2020, the Company renewed this lease with a new expiration date of September 30, 2021. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of June 30, 2021 is $289,263.

The total rent expense for the three and nine-month periods ended June 30, 2021 were $138,661 and $423,157, respectively. The total rent expense for the three and nine-month periods ended June 30, 2020 were $150,353 and $437,603, respectively.

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

June 30, 2021

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

Effective May 2, 2018, the Compensation Committee, increased the amount of the Revenue Bonus to $403,623; effective December 27, 2018, to $553,623; and effective December 5, 2019 to $803,623. The revenue targets underlying the Revenue Bonus have not yet been achieved. The Revenue Bonus has no expiration date and may be earned at any time during the CEO’s employment if the Revenue Goals are achieved.

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

June 30, 2021

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

NOTE I — SUBSEQUENT EVENTS

On August 3, 2021 ADCL was awarded a competitively-bid COVID-19 testing contract by the City University of New York (CUNY) Board of Trustees to facilitate the University’s reopening in the fall (the “Contract”). The Contract term is 12 months, has a maximum value not to exceed $35.0 million, and contains no minimum weekly testing commitment.  The Contract specifies ADCL’s deployment of safeCircle™, its high-throughput, pooled COVID-19 testing program, to provide weekly asymptomatic diagnostic COVID-19 screening of on-campus unvaccinated students, staff, and faculty, and a random sampling of vaccinated individuals across the CUNY school system. ADCL’s solution includes the use of subcontractor CLEARED4’s health verification platform for appointments, sample tracking, and value-add services of campus access management. As prime contractor, ADCL will also provide on-site staffing and sample transport and logistics.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties, and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, as amended for the fiscal year ended September 30, 2020, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital, or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	our business strategy and the timing of our expansion plans;
●	our expectations concerning product candidates for our technologies;
●	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;
●	our expectations of when different phases of clinical activity may commence and conclude;
●	the effect of governmental regulations;

●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and;
●	our expectations of when or if we will become profitable.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	Our LineaTM COVID-19 Assay Kits and COVID-19 pooled surveillance testing may become obsolete or suffer a decline in demand for a variety of reasons;
●	the inherent uncertainties associated with clinical trials of product candidates;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates;
●	the inherent uncertainties associated with commercialization of products that have received regulatory approval;
●	economic and industry conditions generally and in our specific markets;
●	the volatility of, and decline in, our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, SigNify®, Beacon®, CertainT®, LinearDNA™, Linea™  COVID-19 Assay Kit, safeCircleTM Surveillance Program and Selective Genomic SurveillanceTM  mutation panel . We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of the respective owners.

Introduction

We develop and market DNA-based technology solutions utilizing our Linea DNATM large-scale Polymerase chain reaction (“PCR”) based manufacturing platform. Our proprietary PCR-based DNA LinearDNATM manufacturing platform produces large quantities of DNA for use in nucleic acid-based in vitro medical diagnostics and preclinical nucleic acid-based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). In response to the SARS-CoV-2 (“COVID-19”) pandemic, we developed a PCR-based molecular diagnostic test for COVID-19, which was granted EUA by the FDA in May 2020. We currently manufacture and sell our EUA authorized COVID-19 molecular diagnostic test kit under the LineaTM COVID-19 Assay Kit trademark. In addition, and in further response to the COVID-19 pandemic, we developed and are currently offering COVID-19 pooled surveillance testing to detect instances of COVID-19 in defined populations. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. Our COVID-19 pooled surveillance testing services are currently offered under the safeCircleTM trademark. As of May 10, 2021, we also offer COVID-19 diagnostic testing services under our wholly owned subsidiary that holds a New York clinical laboratory permit and a CLIA certification for COVID-19 testing using EUA authorized methods and devices. We are also developing an invasive circulating tumor cell capture and identification technology (“iCTC Technology”) which uses a patented functional assay to capture live invasive circulating tumor cell and associated lymphocytes that can be identified and expanded for further analysis, including genetic sequencing.

Applied DNA’s LinearDNATM PCR platform is capable of producing large scale DNA, which we believe offers many benefits over the limitations of other large-scale DNA manufacturing systems, including:

●	Speed – Production of DNA via the LinearDNATM platform can be measured in terms of hours, not days and weeks like other large-scale DNA manufacturing platforms.
●	Scale – The LinearDNATM platform is flexible and can be adapted to encompass large quantity production.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of the target DNA sequence. Unwanted DNA sequences such as bacterially derived DNA are not present.
●	Customization – DNA produced via PCR can be easily chemically modified to suit specific customer applications.

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

We provide preclinical contract research and manufacturing services for the nucleic acid-based therapeutic markets. We work with biotech and pharmaceutical companies to convert plasmid-based and/or viral transduction-based preclinical biotherapeutics into PCR-produced linear DNA-based forms that can be produced on our LinearDNATM platform. In addition, we provide contract research services to RNA based drug and biologic customers for preclinical studies. These services include the design, development, and manufacture of PCR-produced DNA templates for RNA. In addition, we also use our LinearDNATM platform to produce very large gram-scale quantities of DNA for the in vitro diagnostic market where our DNA is used for both commercially available diagnostics and diagnostics under development.

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

We are also engaged in preclinical and animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via our PCR-based production platform. We seek to develop, acquire and commercialize, alone or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA which we believe will improve existing nucleic acid-based therapeutics or create new nucleic acid-based therapeutics that address unmet medical needs. To this end, we are currently working with our development partners Takis S.R.L. and Evvivax S.R.L. (“Takis/Evvivax”) to develop an amplicon-based linear DNA vaccine for COVID-19 that would be manufactured on our LinearDNATM platform. Together with our development partners, our amplicon-based linear COVID-19 vaccine candidate has shown efficacy in preclinical cell and small animal studies. In September 2020, we entered into an Animal Clinical Trial Agreement with Takis/Evvivax and with Veterinary Oncology Services, PLLC, an affiliate of Guardian Veterinary Specialists (“GVS”), a multi-specialty veterinary hospital. In November 2020, we, together with Takis/Evvivax and GVS, announced receipt of approvals from the New York State Department of Agriculture and Markets and the U.S. Department of Agriculture (“USDA”) on an advanced clinical strategy to conduct a veterinary trial of a vaccine candidate. Our jointly developed amplicon-based DNA vaccine for COVID-19 is currently in a veterinary clinical trial in domestic felines, with the end goal of applying for a USDA Animal and Plant Health Inspection Service conditional license to enable commercial veterinary sales of the vaccine candidate. In April 2021, the Company announced preliminary data from its veterinary clinical trial in felines conducted with Takis/Evvivax and GVS. The preliminary data showed that all felines in the trial produced SARS-CoV-2 neutralizing antibodies after a single prime dose of the vaccine candidate. Subsequently in May 2021, we announced additional preliminary data from our feline clinical trial that showed a booster injection of the amplicon-based linear DNA vaccine candidate delivered 30 days after the prime vaccination elected a 5-fold increase in neutralizing antibody titers, with every member of the trial cohort producing  neutralizing antibody titers. In June 2021, we further announced preliminary data from an in vitro neutralization study of sera from the feline trial cohort against the B.1.1.7 (U.K.), P1 (Brazil), and B.1.526 (New York) SARS-CoV-2 variants. The preliminary data showed that the amplicon-based linear DNA vaccine candidate induced neutralizing antibodies against the 1.1.7 (U.K.), P1 (Brazil), and B.1.526 (New York) SARS-CoV-2 variants in 100% of the trial cohort.

COVID-19 Diagnostic Testing

On May 13, 2020 we received an EUA from the FDA for the clinical use of the LineaTM COVID-19 Assay Kit for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens including anterior nasal swabs, self-collected at a healthcare location or collected by a healthcare worker, and nasopharyngeal and oropharyngeal swabs, mid-turbinate nasal swabs, nasopharyngeal washes/aspirates or nasal aspirates, and bronchoalveolar lavage specimens collected by a healthcare worker from individuals who are suspected of COVID-19 by their healthcare provider. Under the EUA, testing is limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, 42 U.S.C. §263a (“CLIA”), that meet requirements to perform high complexity tests. Subsequently, during July and November 2020, we were granted EUA amendments that expand the installed base of PCR equipment platforms on which our Linea™ COVID-19 Assay Kit can be processed and significantly increased the daily testing capacity of the Linea™ COVID-19 Assay Kit through the use of automation. On May 11, 2021,we received a re-issued EUA that expanded the intended use of the LineaTM COVID-19 Assay Kit to include use with anterior nasal swab specimens that are self-collected in the presence of a healthcare provider from individuals without symptoms or other reasons to suspect COVID-19 when tested at least weekly and with no more than 168 hours between serially collected specimens. The expanded intended use allows certified laboratory users of the LineaTM COVID-19 Assay Kit and through our ADCL subsidiary, to provide serial screening testing to individuals with the return of individual testing results. The May 11, 2021 re-issued EUA also updated the LineaTM COVID-19 Assay Kit’s Instructions for Use to include the KingFisher™ Flex Purification System, a high-throughput robotic nucleic acid extraction system. The scope of the EUA, as amended, is expressly limited to use consistent with the Instructions for Use by authorized laboratories, certified under CLIA to perform high complexity tests. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation. Our Linea™ COVID-19 Assay Kit has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens. We currently manufacture the LineaTM COVID-19 Assay Kit at our facilities in Stony Brook, New York.

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

COVID-19 Surveillance Testing

Starting in July 2020, under our wholly owned subsidiary, Applied DNA Clinical Labs LLC (“ADCL”), began offering COVID-19 pooled surveillance testing to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. Unlike diagnostic testing, which looks for the occurrence of COVID-19 at the individual level, safeCircleTM surveillance testing looks for infections within a defined population or community and can be used for making health management decisions at the population level. safeCircleTM surveillance testing uses high-sensitivity pooled COVID-19 testing utilizing the Linea™ COVID-19 Assay Kit. Under the safeCircleTM surveillance testing service, pooled test results are returned to the sponsoring organization in the aggregate only, not directly to the participating individuals, and may be performed without CLIA certification. Once potentially infected portions of a defined population are identified by the safeCircleTM surveillance testing service, the individuals comprising the potentially infected portions of the defined population are referred to follow on diagnostic testing at a clinical lab to obtain individual results, which may include ADCL. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS, and New York State Department of Health recommendations. The use of pooled sampling procedures for the safeCircleTM surveillance testing service has been internally validated by ADCL in compliance with current CDC guidance. The use of pooled sampling procedures is not included in the LineaTM COVID-19 Assay Kit EUA.

We seek to continue to commercialize the safeCircleTM surveillance testing TaaS offering with institutional clients such as schools, colleges, and businesses. We currently provide safeCircleTM surveillance testing to primary/secondary/higher education institutions, private clients, local governments, and businesses and college athletic programs.

In addition, starting in February 2021, we began the development of our LineaTM COVID-19 Selective Genomic Surveillance mutation panel for the detection of SARS-CoV-2 genetic mutations (the “SGS Panel”). In May 2021, the Company announced that it had completed technical validation of the SGS Panel.

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

 Subsequent Events

On August 3, 2021 ADCL was awarded a competitively-bid COVID-19 testing contract by the City University of New York (CUNY) Board of Trustees to facilitate the University’s reopening in the fall (the “Contract”). The Contract term is 12 months, has a maximum value not to exceed $35.0 million, and contains no minimum weekly testing commitment.  The Contract specifies ADCL’s deployment of safeCircle™, our high-throughput, pooled COVID-19 testing program, to provide weekly asymptomatic diagnostic COVID-19 screening of on-campus unvaccinated students, staff, and faculty, and a random sampling of vaccinated individuals across the CUNY school system. ADCL’s solution includes the use of subcontractor CLEARED4’s health verification platform for appointments, sample tracking, and value-add services of campus access management. As prime contractor, ADCL will also provide on-site staffing and sample transport and logistics.

Plan of Operations

General

Historically, the substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. However, most of our near-term growth in revenues has been derived from sales of our  Linea™ COVID-19 Assay Kit, and our COVID-19 Surveillance Testing. We also expect future growth in revenues to be derived from the manufacturing of DNA products for the biotechnology and in vitro diagnostic markets. To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world, although we have seen a decrease in such revenues principally due to the impact of COVID-19. We are also seeking to establish a revenue stream from our iCTC Technology. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity. Our products and services are offered in the United States, Europe and Asia.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note B to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2021 and 2020

Revenues

Product revenues

For the three-month periods ended June 30, 2021 and 2020, we generated $639,637 and $56,911, respectively, in revenues from product sales. Product revenue increased by $582,786 or 1,024% for the three-month period ended June 30, 2021 as compared to the three-month period ended June 30, 2020. The increase in product revenues was primarily related to an increase of approximately $538,000 in sales of our LineaTM COVID-19 Assay Kit, of which approximately $517,000 was attributable to sales pursuant to our contract with Stony Brook University Hospital.

Service revenues

For the three-month periods ended June 30, 2021 and 2020, we generated $1,060,683 and $374,605 in revenues from sales of services, respectively. The increase in service revenues of $686,078 or 183% for the three-month period ended June 30, 2021 as compared to the same period in the prior fiscal year is attributable to an increase of approximately $827,000 from COVID-19 Surveillance Testing. This increase was offset by a decrease of approximately $196,000 in our textile market.

Costs and Expenses

Cost of Revenues

Cost of revenues for the three-month period ended June 30, 2021 increased by $395,653 or 256% from $154,804 for the three-month period ended June 30, 2020 to $550,457 for the three-month period ended June 30, 2021. Cost of revenues as a percentage of product revenues was 86% and 272% for the three-month periods ended June 30, 2021 and 2020, respectively. This improvement in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the three-month period ended June 30, 2021 included diagnostic kit sales, which are at a higher gross margin. This increase was also the result of certain costs of revenues being fixed costs such as payroll and rent, which were not fully absorbed with the level of product revenues during the three-month period ended June 30, 2020 as compared to the same period during fiscal 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended June 30, 2021 increased by $650,911 or 25% to $3,239,953 from $2,589,042 in three-month period 2020. The increase is primarily attributable to an increase in payroll, consulting and other administrative expenses of approximately $560,000 for staffing and setting up the ADCL laboratory.

Research and Development

Research and development expenses increased to $1,029,627 for the three-month period ended June 30, 2021 from $814,599 for the three-month period ended June 30, 2020, an increase of $215,028 or 26%. This increase is primarily due to increased purchases relating to our clinical lab build out as well as for research projects related to genetic sequencing and isotopic research analysis projects.

Depreciation and Amortization

In the three-month period ended June 30, 2021, depreciation and amortization increased by $185,906 or 301% from $61,865 for the three-month period ended June 30, 2020 to $247,771 for the three-month period ended June 30, 2021. This increase is related primarily to assets purchased to support our COVID-19 surveillance testing,as well the production of our LineaTM COVID-19 Assay Kits.

Interest income (expense), net

Interest income (expense) for the three-month period ended June 30, 2021, increased to income of $3,572 from expense of $28,624 in the same period of 2020. The decrease in interest expense was due to the repayment of the July 2019 Notes during October 2020.

Other expense, net

Other expense, net for the three-month periods ended June 30, 2021 and 2020, was $82,799 and $72,694, respectively.

Net Loss Attributable to Common Stockholders

Net loss increased $159,543, or 5% to $3,448,993 for the three-month period ended June 30, 2021 compared to $3,289,450 for the three month period ended June 30, 2020 due to the factors noted above.

Comparison of Results of Operations for the Nine-month Periods Ended June 30, 2021 and 2020

Revenues

Product revenues

For the nine-month periods ended June 30, 2021 and 2020, we generated $2,154,844 and $492,582 in revenues from product sales, respectively. Product revenue increased by $1,662,262 or 337% for the nine-month period ended June 30, 2021 as compared to the nine-month period ended June 30, 2020. The increase in product revenues was primarily related to an increase of approximately $1,718,000 in sales of our LineaTM COVID-19 Assay Kit, of which approximately $1,647,000 was attributable to sales pursuant to our contract with Stony Brook University Hospital.

Service revenues

For the nine-month periods ended June 30, 2021 and 2020, we generated $3,833,159 and $1,124,926 in revenues from sales of services, respectively. The increase in service revenues of $2,708,233 or 241% for the nine-month period ended June 30, 2021 as compared to the same period in the prior fiscal year is attributable to an increase of approximately $3,154,000 from COVID-19 Surveillance Testing, offset by a decrease of approximately $301,000 in our textile market.

Costs and Expenses

Cost of Revenues

Cost of revenues for the nine-month period ended June 30, 2021 increased by $583,212 or 103% from $566,417 for the nine-month period ended June 30, 2020 to $1,149,629 for the nine-month period ended June 30, 2021. Cost of revenues as a percentage of product revenues was 53% and 115% for the nine-month periods ended June 30, 2021 and 2020, respectively. This decrease in cost of revenues as a percentage of product revenues is due to product sales mix, as sales during the nine-month period ended June 30, 2021 included diagnostic kit sales, which are at a higher gross margin. This increase was also the result of certain costs of revenues being fixed costs such as payroll and rent, which were not fully absorbed with the level of product revenues during the nine-month period ended June 30, 2020 as compared to the period during fiscal 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended June 30, 2021 increased by $3,050,344 or 42% to $10,298,343 from $7,247,999 in the nine-month period ended June 30, 2020. The increase is primarily attributable to an increase in stock-based compensation expense of $708,000 relating to officer and employee stock option grants that vested immediately and an increase in payroll of approximately $1,423,000.  The increase in payroll relates to an increase of approximately $790,000 for the staffing of ADCL and other increased headcounts, as well as an increase for officer bonuses.

Research and Development

Research and development expenses increased to $2,652,047 for the nine-month period ended June 30, 2021 from $2,082,043 for the nine-month period ended June 30, 2020, an increase of $570,004 or 27%. This increase is predominantly in laboratory equipment and supplies for our on-going R&D projects.   These increases were offset by a reduction of approximately $37,000 relating to a government award.

Depreciation and Amortization

In the nine-month period ended June 30, 2021, depreciation and amortization increased by $341,095 or 168% from $203,469 for the nine-month period ended June 30, 2020 to $544,564 for the nine-month period ended June 30, 2021. This increase is related primarily to assets purchased to support our COVID-19 surveillance and diagnostic testing, as well the production of our LineaTM COVID-19 Assay Kit.

Interest income (expense), net

Interest (expense) income for the nine-month period ended June 30, 2021, increased to income of $11,975 from expense of $86,811 in the same period of fiscal 2020. The decrease in interest expense was due to the repayment of the July 2019 Notes during October 2020.

Other expense, net

Other expense, net for the nine-month periods ended June 30, 2021 and 2020, was $191,533 and $334,527, respectively. The decrease of $142,994 is due to a decrease in franchise taxes during the nine-month period ended June 30, 2021.

Loss on Extinguishment of Convertible Notes Payable

Loss on extinguishment of convertible notes payable of $1,774,662 for the nine-month period ended June 30, 2021 relates to the repayment of the July 2019 Notes. The loss on extinguishment represents the difference between the fair value of the July 2019 Notes, including the fair value of the Replacement Warrants issued, on the repayment date compared to its carrying value.

Gain on Extinguishment of Notes Payable

Gain on extinguishment of notes payable for the nine-month period ended June 30, 2021 of $839,945 relates to the full forgiveness of the Company’s PPP loan. The gain on extinguishment represents the difference between the fair value of the PPP loan on the forgiveness date compared to their carrying value.

Net Loss Attributable to Common Stockholders

Net loss increased $868,220, or 10% to $9,775,349 for the nine-month period ended June 30, 2021 compared to $8,907,128 for the nine month period ended June 30, 2020 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2021, we had working capital of $12,121,760. For the nine-month period ended June 30, 2021, we used cash in operating activities of  $8,675,878 consisting primarily of our loss of $9,770,855 net with non-cash adjustments of $544,564 in depreciation and amortization charges, $1,631,175 in stock-based compensation expense, $1,774,662 in loss on extinguishment of convertible notes payable, $839,945 gain on extinguishment of notes payable and a provision for bad debts of $6,245. Additionally, we had a net increase in operating assets of $1,783,584 and a net decrease in operating liabilities of $238,140. Cash used in investing activities of $1,642,277 was for the purchase of property and equipment, primarily for the development and implementation of our COVID-19 Surveillance Testing, as well as our LineaTM COVID-19 Assay Kits. Cash provided by financing activities was $14,704,855, which included net proceeds from a registered direct public offering of 13,756,507, warrant exercises of $2,613,929, and the repayment of convertible notes payable of $1,665,581.

We have recurring net losses, which have resulted in an accumulated deficit of $279,610,999 as of June 30, 2021. At June 30, 2021, we had cash and cash equivalents of $12,173,443.

We have historically financed our operations through the sale of equity and equity-linked securities. Through June 30, 2021, the Company has dedicated most of its financial resources to commercialization of our LineaTM COVID-19 Assay Kit and our clinical testing laboratory, as well as to research and development, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities.

On January 13, 2021, we closed on a registered direct public offering of 1,810,000 shares of Common Stock at a purchase price of $8.30 per share. Net proceeds, after deducting underwriting discounts and commissions, and other offering expenses, were approximately $13.8 million. In addition, during the nine-month period ended June 30, 2021, 520,151 warrants were exercised, resulting in net proceeds, after deducting underwriting commissions, to us of approximately $2.6 million.

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

As a result of COVID-19, we have experienced a decline in revenues from non-biological tagging and related services, primarily as it relates to our cotton customer contract. Historically revenues from our cotton customer contract are seasonal and recognized primarily during our first and fourth fiscal quarters. Due to the impacts of the COVID-19 global pandemic, we did not recognize revenue for the shipment of DNA concentrate relating to our cotton customer contract during the three or nine-month period ended June 30, 2021. However, we have experienced an increase in our Biotherapeutic Contract Research and Manufacturing business as a result of COVID-19, specifically as it relates to our COVID-19 Diagnostic Testing and COVID-19 Surveillance Testing. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our future operations and liquidity is uncertain as of the date of this Quarterly Report.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

None.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

Incorporated by Reference to SEC Filing
Exhibit			Exhibit
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/7/2020
3.2	Bylaws	8-K	3.2	002-90539	1/16/2009
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

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	XBRL Extension Label Linkbase Document
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith
***	Denotes compensatory plan, compensation arrangement or management contract.

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

Applied DNA Sciences, Inc.

Dated: August 12, 2021	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 12, 2021	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)