Form 10-K/A
period 2021-09-30
APPLIED DNA SCIENCES INC
filed 2021-12-14
CIK 744452

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K/A will be incorporated by reference from certain portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, or will be included in an amendment hereto, to be filed not later than 120 days after the close of the fiscal year ended September 30, 2021. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K/A, the Proxy Statement is not deemed to be filed as part hereof.

EXPLANATORY NOTE

The  purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend the Annual Report on Form 10-K of Applied DNA Sciences, Inc. (the “Company”) as filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2021 (the “Original Filing”) to correct a typographical error on the consolidated balance sheet for the period ended September 30, 2021 to clarify that that the balance sheet had been audited and to correct a typographical error in the exhibit index.  There have been no other updates since the date of original issuance.

This Amendment does not otherwise modify, amend or update in any way the disclosures contained in the Original Filing. This Amendment speaks as of the original filing date and does not reflect events occurring after the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC after the date of the Original Filing.  This Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

PART II

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

PARTV IV

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

APPLIED DNA SCIENCES, INC.

Date: December 14, 2021		/s/ James A. Hayward
	By:	James A. Hayward
President and Chief Executive Officer

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K/A. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Description	Form	Exhibit	File No.	Date Filed	Herewith
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Description of Securities	10-K	4.1	001-36745	12/17/2020
4.2	Form of Underwriter’s Warrant to be issued to Maxim Group LLC	S-1/A	10.26	333-199121	10/30/2014
4.3	Form of Underwriter’s Warrant	8-K	4.1	001-36745	3/27/2015
4.4	Form of Purchase Warrant	8-K	4.1	001-36745	11/23/2015
4.5	Form of Placement Agent Warrant issued to Maxim Group LLC	8-K	4.2	001-36745	11/23/2015
4.6	Form of Placement Agent Warrant issued to Maxim Group LLC and Imperial Capital, LLC	8-K	4.1	001-36745	11/2/2016
4.7	Form of Purchase Warrant	8-K	4.1	001-36745	12/20/2017
4.8	Common Stock Purchase Warrant	8-K	4.1	001-36745	12/21/2018
4.9	Form of pre-funded warrant.	8-K	4.3	001-36745	11/14/2019
4.10	Form of common warrant certificate (included in the Warrant Agreement, dated November 15, 2019)	8-K	4.2	001-36745	11/18/2019
4.11	Form of Indenture	S-3	4.1	333-238557	05/21/2020
4.12	Form of Common Stock Purchase Warrant	8-K	10.3	001-36745	10/14/2020
10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015
10.4†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan	DEF 14A	Appendix A	001-36745	08/03/2020
10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020

10.6†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	8/2/2016
10.7	Software Distribution Agreement, dated as of January 25, 2012, by and between Applied DNA Sciences, Inc. and DivineRune, Inc.	10-Q	10.1	002-90539	5/15/2012
10.8	Form of Subscription Agreement dated June 21, 2012, by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereto	10-K	10.37	002-90539	12/20/2012
10.9†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012
10.10	Warrant Agreement, dated November 20, 2014, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	11/20/2014
10.11	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.12	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.4	001-36745	11/2/2016
10.13	Asset Purchase Agreement dated September 11, 2015 between Applied DNA Sciences, Inc. and Vandalia Research, Inc.	8-K	2.1	001-36745	9/17/2015
10.14	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated November 23, 2015	8-K/A	10.1	001-36745	11/23/2015
10.15	Form of Securities Purchase Agreement	8-K/A	10.2	001-36745	11/23/2015
10.16	Placement Agency Agreement between Maxim Group LLC, Imperial Capital, LLC and Applied DNA Sciences, Inc. dated November 2, 2016	8-K	10.1	001-36745	11/2/2016
10.17	Securities Purchase Agreement dated November 2, 2016	8-K	10.2	001-36745	11/2/2016
10.18	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.19*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	8/10/2017
10.20	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated December 20, 2017.	8-K	10.1	001-36745	12/20/2017
10.21	Securities Purchase Agreement dated as of December 20, 2017, by and between Applied DNA Sciences, Inc. and the Purchasers named therein.	8-K	10.2	001-36745	12/20/2017
10.22	Registration Rights Agreement, dated November 29, 2018	8-K	10.2	001-36745	12/6/2018
10.23	Securities Purchase Agreement, dated November 29, 2018	8-K	10.3	001-36745	12/6/2018
10.24	Registration Rights Agreement, dated August 31, 2018	8-K/A	10.2	001-36745	12/10/2018

10.25	Securities Purchase Agreement, dated August 31, 2018	10-K	10.45	001-36745	12/18/2018
10.26+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.27	Registration Rights Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.2	001-36745	07/17/2019
10.28	Securities Purchase Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.3	001-36745	07/17/2019
10.29	Asset Purchase Agreement, dated July 29, 2019 by and between LineaRX, Inc. and Vitatex Inc.	8-K	10.1	001-36745	8/12/2019
10.30	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc., dated August 22, 2019.	8-K	10.1	001-36745	8/26/2019
10.31	Underwriting Agreement entered into by and between Applied DNA Sciences, Inc. and Maxim Group LLC, as Representative of the Underwriters listed in Schedule I hereto, dated November 13, 2019.	8-K	1.1	001-36745	11/14/2019
10.32	Warrant Agreement, dated November 15, 2019, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4.1	001-36745	11/18/2019
10.33†	Consulting Agreement, dated as of December 12, 2019, by and between Applied DNA Sciences, Inc. and Meadow Hill Place, LLC	10.Q	10.1	001-36745	08/06/2020
10.34	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	8/13/2013
10.35	Agreement of Lease, dated November 1, 2015, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.2	001-36745	08/06/2020
10.36	Option Exercise Notice, dated December 3, 2015, Pursuant to Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.2	001-36745	05/12/2016
10.37	Temporary Lease Extension Agreement, dated August 9, 2019, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.3	001-36745	08/06/2020
10.38	Amendment to Leases, dated November 4, 2019, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10.Q	10.4	001-36745	08/06/2020
10.39	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10.Q	10.5	001-36745	08/06/2020

10.40	Warrant Exercise Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.1	001-36745	10/14/2020
10.41	Warrant Exercise Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.2	001-36745	10/14/2020
10.42	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.4	001-36745	10/14/2020
10.43	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.5	001-36745	10/14/2020
10.44	Letter Agreement, dated October 9, 2020, by and among Applied DNA Sciences, Inc., Dillon Hill Capital, LLC, and Delaware Trust Company, as Collateral Agent.	8-K	10.6	001-36745	10/14/2020
10.45	Consent, dated October 9, 2020, from Dillon Hill Capital, LLC to Applied DNA Sciences, Inc.	8-K	10.7	001-36745	10/14/2020
10.46+	Joint Development Agreement, dated September 11, 2018, between LineaRx, Inc., Takis S.R.L. and Evvivax S.R.L., as amended by that First Amendment, dated February 3, 2020	10-K	10.46	001-36745	12/17/2020
10.47	Animal Clinical Trial Agreement, dated September 14, 2020, between Applied DNA Sciences, Inc., Evvivax S.R.L. and Veterinary Oncology Services, PLLC	10-K	10.47	001-36745	12/17/2020
10.48	Letter Agreement dated March 2, 2021, by and between the Company and Dr. James Hayward	8-K	10.1	001-36745	3/4/2021
10.49	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC, dated January 10, 2021	8-K	10.1	001-36745	01/11/2021
10.50	Form of Securities Purchase Agreement	8-K	10.2	001-36745	01/11/2021
23.1	Consent of Marcum LLP	10-K	23.1	001-36745	12/09/2021
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