Form 10-K/A
period 2021-09-30
APPLIED DNA SCIENCES INC
filed 2022-01-28
CIK 744452

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.2

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

As of January 24, 2022, the Registrant had outstanding 7,486,120 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Applied DNA Sciences, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 2 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 9, 2021 (the “Original Filing”), and amended on December 14, 2021 (the “Amendment No. 1”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2021. This amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends and restates in its entirety Part IV of the Original Filing to include the prior exhibits and additional certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The ages of the directors and executive officers are shown as of January 24, 2022.

Name	Ages	Position
James A. Hayward	68	Chief Executive Officer, President and Chairman of the Board of Directors

Scott L. Anchin	47	Director

John Bitzer, III	61	Director

Robert B. Catell	85	Director

Joseph D. Ceccoli	58	Director

Sanford R. Simon	79	Director

Yacov A. Shamash	72	Director

Elizabeth M. Schmalz Ferguson	70	Director

Beth Jantzen	45	Chief Financial Officer

Judith Murrah	63	Chief Operating Officer, Chief Information Officer and Secretary

Clay Shorrock	38	Chief Legal Officer

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

Yacov A. Shamash

Dr. Yacov A. Shamash has been a member of the Board of Directors since March 17, 2006. Dr. Shamash is a Professor of Electrical and Computer Engineering at Stony Brook, a position he has held since 1992. From 1992 to 2015, he was the Dean of Engineering and Applied Sciences, and from 1995 to 2004, Dr. Shamash was also the Dean of the Harriman School for Management and Policy at Stony Brook. He served as VP for Economic Development at Stony Brook from 2001-2019. He was founder of the New York State Center for Excellence in Wireless and Information Technology at Stony Brook. Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash serves on the board of directors of public companies Comtech Telecommunications Corp. and Keytronic Corp. Dr. Shamash holds a Ph.D. degree in Electrical Engineering from Imperial College of Science and Technology in London, England.

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

John Bitzer, III

John Bitzer, III, has been a member of the Board of Directors since August 10, 2011. Mr. Bitzer is the former President and Chief Executive Officer of ABARTA, Inc. (“ABARTA”), a private, third and fourth generation family holding-company with operations in the soft drink and energy drink industries. In 1985, Mr. Bitzer began his career in sales for the Cleveland Coca-Cola Bottling Company. He has been Publisher of Atlantic City Magazine in Atlantic City, N.J. In 1994, he founded the ABARTA Media Group and held the position of Group Publisher. In 1997, he was named President and Chief Operating Officer of ABARTA and was President and Chief Executive Officer from 1999 to 2019. Mr. Bitzer has a bachelor’s degree from the University of Southern California and a Masters of Business Administration (“MBA”) from the University of Michigan.

Mr. Bitzer’s experience as an executive officer and director of several private companies and organizations led the Board of Directors to conclude that he should serve as a director of the Company.

Joseph D. Ceccoli

Joseph D. Ceccoli has been a member of the Board of Directors since December 3, 2014. Since 2010, Mr. Ceccoli has been the Founder, President and CEO of Biocogent, LLC (“Biocogent”), a bioscience company located at the Stony Brook Long Island High Technology Incubator. Biocogent is focused on the invention, development and commercialization of skin-active molecules and treatment products used in regulated (over-the-counter/med-care), personal care and consumer products. Prior to starting Biocogent, Mr. Ceccoli was Global Director of Operations for BASF Corporation, a global Fortune 100 company and the world’s largest global chemical company, where he was responsible for the integration, operations and growth of domestic and overseas business units from 2007 to 2008. Prior to BASF, Mr. Ceccoli was a General Manager for Engelhard Corporation, a U.S.-based Fortune 500 company and chief operating officer of Long Island-based The Collaborative Group from 2004 to 2007. Mr. Ceccoli holds a Bachelor of Science (“B.S.”) degree in Biotechnology from Rochester Institute of Technology and advanced professional training in various pharmaceutical sciences, emulsion chemistry, engineering and management disciplines. He is a member of numerous professional organizations such as the American Chemical Society and the Society of Cosmetic Chemists.

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

Robert B. Catell

Robert B. Catell has been a member of the Board of Directors since October 7, 2016. Since 2006, Mr. Catell has been serving as Chairman of the Advanced Energy Research and Technology Center (AERTC) at Stony Brook. He served on the Board of New York State Energy Research & Developmental Authority. Among other accomplishments, Mr. Catell was formerly Chairman and CEO of KeySpan Corporation (“KeySpan”) and KeySpan Delivery (formerly Brooklyn Union Gas), and Chairman of National Grid, U.S. and Deputy Chairman of National Grid plc, upon National Grid’s acquisition of KeySpan. He also serves on the board of several business and not-for-profit organizations. He has been Chairman of Applied DNA Sciences’ Strategic Advisory Board since its inception in February 2016. Mr. Catell holds both a Master’s and Bachelor’s degree in Mechanical Engineering from City College of New York and is a registered Professional Engineer. He has attended Columbia University’s Executive Development Program, and the Advanced Management Program at the Harvard Business School.

The Board of Directors believes that Mr. Catell’s extensive executive-level management experience, including as a director at other private and public companies and within regulated and technical industries, qualifies him to serve as one of our directors.

Scott L. Anchin

Mr. Anchin has been a member of the Board of Directors since November 7, 2019. Since October 2018, Mr. Anchin has been the managing member of Meadow Hill Place, LLC (“Meadow Hill”), a corporate advisory services corporation that he wholly owns. Mr. Anchin provided advisory services to the Company from December 2019 through June 2020. Previously Mr. Anchin served as a managing director with Opportune LLP from March 2016 to October 2018, where he provided restructuring advisory services to companies and stakeholders in distressed situations. From 2009 to February 2016, Mr. Anchin was employed by Alvarez & Marsal North America, LLC, a global professional services firm specializing in turnaround and interim management and performance improvement. He is a non-practicing certified public accountant in the State of New York and holds a B.S. in Accounting from the Wharton School of Business at the University of Pennsylvania and an M.B.A. with a concentration in Management from Columbia Business School. Mr. Anchin currently serves as a director of Genasys Inc. (Nasdaq: GNSS) and Kopin Corporation (Nasdaq: KOPN).

The Board of Directors believes that Mr. Anchin’s executive-level management experience qualifies him to serve as one of our directors.

Elizabeth M. Schmalz Ferguson

Ms. Elizabeth M. Schmalz Ferguson has been a member of the Board of Directors since June 2017. She has served as President of American Flavors & Fragrances, a fragrance company, since 2003. Ms. Ferguson also serves as President of her own consulting firm, Betsy Schmalz Ferguson & Associates. She served as Senior Vice President of Corporate Product Development at Estée Lauder. Ms. Ferguson’s responsibilities included overseeing product development for some of the company’s most prominent brands. Subsequently, she was Executive Vice President of Product Development at Bath and Body Works and Victoria’s Secret for The Limited. Ms. Ferguson started her senior management career at Revlon with responsibility for new product development for brands including Borghese, Ultima II and Prestige fragrances. She is an active member of Cosmetic Executive Women. She earned a bachelor’s degree in psychology from Georgian Court University.

Ms. Ferguson’s track record of accomplishments as a strategist and products leader within the cosmetics and personal care industries led the Board of Directors to conclude she should serve as a director of the Company.

Beth Jantzen

Beth Jantzen has been our Chief Financial Officer since February 15, 2015. Previously, Ms. Jantzen held the position of Controller from May 2013 to her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Jantzen was a senior manager at Marcum LLP, our independent registered accounting firm, from January 2000 until June 23, 2014, where she managed multiple engagements and specialized in SEC policies, practices and procedures, including Sarbanes-Oxley compliance. Ms. Jantzen holds a B.S. in Accounting from the State University of New York at Binghamton and is also a Certified Public Accountant (CPA).

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

Clay Shorrock

Mr. Shorrock has been our Chief Legal Officer and Executive Director of Business Development since April 2021. Mr. Shorrock is responsible for legal, regulatory, IP, and business development functions. Mr. Shorrock previously served as in-house general and IP counsel to Applied DNA from November 2016 through May 2019, and thereafter as outside general and IP counsel. From February 2020 through April 2021 Mr. Shorrock was an attorney for Lowndes, Drosdick, Doster, Kantor & Reed, P.A. From May 2019 through January 2020, Mr. Shorrock was an attorney at Allen, Dyer, Doppelt & Gilchrist, P.A. Mr. Shorrock has over a decade of experience in intellectual property, patent law, and complex commercial transactions having represented clients, including Fortune 500 and development stage companies. He holds extensive legal experience in the areas of biotechnology, molecular biology, immunotherapy, and medical diagnostics. Mr. Shorrock holds a B.A. in Biology from Franklin and Marshall College and a J.D. with a concentration in intellectual property from Seton Hall University Law School.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners (“10% stockholders”) also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us during or with respect to the fiscal year ended September 30, 2021, as the case may be, and upon written representations from these reporting persons, we believe that all reports required by Section 16(a) applicable to our officers, directors and 10% stockholders were filed on a timely basis, as disclosed in the forms described above, during the fiscal year ended September 30, 2021.

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

We have established procedures to ensure that suspected violations of the Code of Business Conduct and Ethics may be reported anonymously. A current copy of our Code of Business Conduct and Ethics is available on our website at investors.adnas.com. A copy may also be obtained, free of charge, from us upon a request directed to Applied DNA Sciences, Inc., 50 Health Sciences Drive, Stony Brook, New York 11790, c/o Investor Relations. We intend to disclose any amendments to or waivers of a provision of the Code of Business Conduct and Ethics granted to directors and officers by posting such information on our website available at www.adnas.com and/or in our public filings with the SEC.

Board Committees

The Board of Directors maintains three committees: the audit committee, compensation committee and the nominating committee.

Audit Committee

Messrs. Bitzer (Chairperson), Ceccoli and Shamash served on the audit committee during the fiscal year ended September 30, 2021 and currently continue to serve on the audit committee. The Board of Directors has determined that each member of the audit committee is independent within the meaning of the director independence standards of the Company and The Nasdaq Capital Market (“Nasdaq”) as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that Mr. Bitzer is an “audit committee financial expert” as defined in the Exchange Act.

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

Compensation Committee

Messrs. Bitzer, Ceccoli, and Shamash (Chairperson) served on the compensation committee during the fiscal year ended September 30, 2021 and currently continue to serve on the compensation committee. The Board of Directors has determined that each member of the compensation committee is independent within the meaning of the director independence standards of the Company, Nasdaq and the SEC. The compensation committee reviews and approves salaries and bonuses for all executive officers, administers options outstanding under our stock incentive plan, provides advice and recommendations to the Board of Directors regarding directors’ compensation and carries out the responsibilities required by SEC and Nasdaq rules. The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance our interests and strategic goals. As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussions regarding compensation for other executive officers.

Compensia served as the compensation committee’s compensation consultant during fiscal 2021. Compensia reported directly to the compensation committee and advised the committee on the principal aspects of our executive and director compensation programs, including evolving industry practices, market information and the competitiveness of our program design. Compensia does not provide services to us other than its advice to the compensation committee on executive and director compensation matters.

Nominating Committee

Messrs. Shamash (Chairperson), Bitzer and Simon served on the nominating committee during the fiscal year ended September 30, 2021, and currently continue to serve, on the nominating committee. The Board of Directors has determined that each member of the nominating committee is independent within the meaning of the director independence standards of the Company, Nasdaq and the SEC.

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

Compensation Overview

The compensation committee has overall responsibility for approving and evaluating the compensation arrangements for our named executive officers. Our named executive officers for fiscal 2021 are: our Chief Executive Officer, Dr. James Hayward, our Chief Financial Officer, Beth Jantzen, and our Chief Operating Officer and Chief Information Officer, Judith Murrah. Our Chief Executive Officer provides recommendations to the compensation committee with respect to the compensation of the named executive officers other than himself. However, the compensation committee is free to make decisions that are contrary to the Chief Executive Officer’s recommendations. As noted above, during fiscal 2021, the compensation committee also engaged a compensation consultant, Compensia, to provide advice related to our executive compensation program.

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

Our business model is based on our ability to establish long-term relationships with clients and to maintain our strong mission, client focus, entrepreneurial spirit and team orientation. We have sought to create an executive compensation package that balances short-term versus long-term components, in ways we believe are most appropriate to motivate senior management and reward them for achieving key business goals.

Base Salary

As of October, 2020, the annual base salary for each of our named executive officers was as follows: Dr. Hayward, $400,000, Mr. Jantzen, $250,000 and Ms. Murrah. $300,000. Ms. Murrah’s annual base salary was increased to $325,000 in connection with her promotion to COO, effective January 23, 2021. During February 2021, Ms. Jantzen’s salary was increased to $300,000. Effective November 1, 2021, Dr. Hayward’s annual salary rate was increased to $450,000. The increases to the CEO and CFO salaries were to keep them competitive in the market.

Cash Incentives

Our Chief Executive Officer was eligible for two cash incentive opportunities during fiscal 2021. First, he was eligible for a bonus of $803,623, plus interest, if and when the Company reached $3,000,000 in revenues for two consecutive quarters or $12,000,000 in revenues for a fiscal year (the “Revenue Goals”), provided that Dr. Hayward was still employed by the Company on such date (the “Revenue Bonus”). As of March 2, 2021, the revenue targets underlying the Revenue Bonus had not yet been achieved, however, the Company entered into a letter agreement with Dr. Hayward whereby the Company accelerated the payment of $566,840 of the Revenue Bonus in recognition of his contributions to the Company, in exchange for Dr. Hayward agreeing to waive his right to earn any remaining portions of the Revenue Bonus. This amount is reflected in the “Bonus” column of the Summary Compensation Table.

In addition, under his employment agreement, Dr. Hayward is eligible for a special cash incentive of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million, provided Dr. Hayward is still employed by the Company on such date(s) (the “Special Performance Bonus”). This Special Performance Bonus is separate from and in addition to the Revenue Bonus described above. For the fiscal year ended September 30, 2021, the Company’s annual revenue was greater than $8 million, entitling the CEO to $300,000 of the Special Performance Bonus. Due to the Company’s current operating loss, however, our compensation committee determined to grant fully vested stock options to our CEO on November 1, 2021 with a fair value of $300,000, calculated using the Black Scholes Option Pricing Model, in lieu of a cash payment.

The other named executive officers were not awarded discretionary cash bonuses for fiscal 2021 performance as a result of the Company’s current operating loss. However, in lieu of cash bonuses, the compensation committee approved grants of fully vested stock options to such individuals on November 1, 2021. These options had a grant date fair value of $90,000 for Ms. Jantzen (30%% of her annual base salary rate) and $113,750 for Ms. Murrah (35%% of her annual base salary rate), and will be disclosed in the Summary Compensation Table under the “Option Awards” column during fiscal 2022.

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

Stock options are granted periodically to our executive officers in amounts determined by the compensation committee in its discretion. Stock grants have not been formula-based, but instead have historically been granted taking into account a mixture of the following qualitative factors: the executive’s level of responsibility; the competitive market for the executive’s position; the executive’s potential contribution to our growth; and the subjective assessment of the professional effectiveness and capabilities of these executives.

On October 19, 2020, the compensation committee granted fully vested stock options to our named executive officers. These options had a grant date fair value of $87,699 each for Mr. Hayward, Ms. Jantzen and Ms. Murrah.

On January 5, 2021, the compensation committee granted fully vested stock options to Mr. Hayward. These options had a grant date fair value of $382,293.

In addition to those grants described in the section entitled “Cash Incentives” above, on November 1, 2022, the compensation committee granted fully vested stock options to our named executive officers. These options had a grant date fair value of $800,000 for Dr. Hayward, $136,500 for Ms. Jantzen and $147,875 for Ms. Murrah, and will be disclosed under the “Option Awards” column in the Summary Compensation Table for fiscal year 2022.

Benefits

We provide the following benefits to our executive officers on the same basis as the benefits provided to all employees:

●	health and dental insurance;
●	life insurance;
●	short-and long-term disability; and
●	401(k) Plan (currently there is no employer match)

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

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

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the fiscal years ended September 30, 2021 and 2020.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($) (1)	($) (2)	($)
James A. Hayward	2021	400,000	566,840	—	469,992	18,000	1,454,832
Chairman, President and CEO	2020	125,000	250,000	—	51,339	16,615	442,954

Beth M. Jantzen	2021	278,846	—	—	87,699	—	366,545
CFO	2020	236,154	42,116	—	51,339	—	329,609

Judith Murrah	2021	314,423	—	—	87,699	—	402,122
CIO, COO	2020	236,154	42,116	—	51,339	—	329,609

	—	—	—
	—	—	—	—	—	—

(1)	Represents the grant date fair value calculated in accordance with FASB ASC Topic 718, or ASC 718, based on the Black Scholes value of the options on the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for the fiscal year ended September 30, 2021 filed with the SEC on December 9, 2021 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Equity Based Compensation.”
(2)Represents reimbursement payments to Dr. Hayward for costs associated with an automobile used by Dr. Hayward.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2021 held by the named executive officers.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
James A. Hayward	16,666	—	140.40	7/10/2028
	20,833	—	232.80	10/17/2023
	4,375	—	114.40	12/21/2024
	1,250	—	119.60	12/21/2025
	3,750	—	82.00	12/20/2026
	6,250	—	47.60	08/29/2028
	6,965	—	8.36	06/02/2030
	13,035	—	7.54	10/18/2030
	80,000	—	5.44	1/5/2031
Beth M. Jantzen	104	—	205.20	10/14/2023
	104	—	278.40	11/28/2023
	104	—	326.40	12/09/2023
	1,000	—	114.40	12/21/2024
	750	—	138.00	2/14/2025
	1,250	—	119.60	12/21/2025
	1,500	—	82.00	12/20/2026
	2,500	—	47.60	08/29/2028
	6,695	—	8.36	06/02/2030
	13,035	—	7.54	10/18/2030
Judith Murrah	833	—	280.80	12/01/2023
	1,875	—	114.40	12/21/2024
	104	—	326.40	12/09/2023
	1,250	—	119.60	12/21/2025
	1,500	—	82.00	12/20/2026
	3,750	—	47.60	08/29/2028
	6,965	—	8.36	06/02/2030
	13,035	—	7.54	10/18/2030

Employment Agreement with Dr. James A. Hayward

The Chief Executive Officer is the only named executive officer with an employment agreement.

The initial term of Dr. Hayward’s employment agreement was from July 1, 2016 to July 1, 2017, and the agreement renews automatically on an annual basis. The agreement provides for an annual base salary and the Special Performance Bonus, the terms of which are each described above in the sections entitled “Base Salary” and “Cash Incentives.” The Board of Directors, acting in its discretion, may also grant annual bonuses to Dr. Hayward, provided that Dr. Hayward may not be treated less favorably with respect to annual bonuses than other executives of the Company. Dr. Hayward will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees. The employment agreement also provides for the following limited perquisites: an automobile allowance of up to $1,500 per month, a gas allowance, the use of an outside driver for up to twenty hours per week, a gym membership and an airline club membership.

The agreement with Dr. Hayward also provides that if he is terminated by the Company without cause or if Dr. Hayward terminates his employment for good reason, then, in addition to earned and unpaid salary, bonus and benefits, and subject to the delivery of an executed general release and continuing compliance with restrictive covenants, Dr. Hayward will be entitled to receive a pro rata portion (based on the number of days elapsed from the beginning of the Company’s fiscal year to his termination of employment) of the greater of (X) the annual bonus he would have received if employment had continued through the end of the year of termination or (Y) the prior year’s annual bonus; installment payments for two years following termination in an aggregate amount equal to the greater of (i) 2.99 times Dr. Hayward’s base salary or (ii) two times the sum of (A) Dr. Hayward’s base salary and (B) Dr. Hayward’s prior year’s annual bonus (or, if greater, Dr. Hayward’s target bonus (if any) for the year of termination); Company-paid COBRA continuation coverage for 18 months post-termination; continuing life insurance benefits (if any) for two years; and extended exercisability of outstanding vested options (for three years from termination date or, if earlier, the expiration of the fixed option term).

If termination of employment by the Company without cause or by Dr. Hayward for good reason occurs within six months before or two years after a change in control of the Company (as defined in the employment agreement), then, the severance payments that would otherwise have been paid in installments will be paid in a lump sum. Further, unless assumed or continued by the acquiror, all of Dr. Hayward’s outstanding options and other equity incentive awards will become fully vested upon the occurrence of a change in control of the Company (whether or not his employment is terminated in connection with such change in control). The exercisability period of outstanding options would be extended until three years following the change in control (or if later, three years following a qualifying termination after a change in control), or the earlier expiration of the fixed option term. In addition, the employment agreement provides that if the payments and benefits to Dr. Hayward in connection with a change in control would be subject to an excise tax under Section 280G of the Code, they will be reduced to the maximum amount that would not trigger the excise tax unless Dr. Hayward would be better off (on an after-tax basis) receiving all of the payments and benefits and paying all necessary applicable taxes.

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

Director Compensation: Fiscal 2021

Other than a grant to Mr. Anchin, as described below, no non-employee directors received compensation during the fiscal year that ended September 30, 2021. While in prior years we have traditionally granted non-qualified stock options to non-employee directors in respect of their service, we engaged Compensia to review our director compensation program at the end of fiscal 2021 to advise us on a go-forward design. We waited until that process was completed to make director grants, and at the beginning of fiscal 2022, granted an option to purchase 29,845 shares of stock to each of our non-employee directors. The options have a 10 year term, will vest on the first anniversary from the date of grant, subject to continued service, and have a grant date fair value of $150,000. In recognition for service on certain committees, additional options were granted to those board members that also serve on committees. As such, on November 1, 2021, stock options with a ten year term that vest on the one year anniversary from the date of grant, subject to continued service, were granted, with a grant date fair value of $10,000 for Mr. Shamash, $8,750 for Mr. Bitzer, $5,000 for Mr. Ceccoli and $1,250 for Mr. Simon. In accordance with SEC rules, these grants will be disclosed under the “Option Awards” column in the Director Compensation Table for fiscal 2022.

Due to limits under our 2005 Stock Incentive Plan, we were not able to issue to Mr. Anchin all of the options due to him as a non-employee director in fiscal year 2020. Once our 2020 Stock Incentive Plan was approved, however, we granted Mr. Anchin an option with respect to 24,038 shares, at an exercise price of $7.54, at the beginning of fiscal 2021. The grant was immediately exercisable with respect to 5,573 shares and vested on May 22, 2021 with respect to 18,465 shares. The grant was intended to represent (i) an annual non-employee director stock option grant, pro-rated with respect to his service on the Board from November 7, 2019 through May 21, 2020, and (ii) an annual non-employee director stock option grant in respect of his service on the Board for the one year period commencing on May 22, 2020. The grant is reflected in the table below.

Fees
Earned
or
	Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
	($)	($)	($) (1)	($)	($)
Sanford R. Simon	—	—	—	—	—
Yacov A. Shamash	—	—	—	—	—
John Bitzer, III	—	—	—	—	—
Joseph D. Ceccoli	—	—	—	—	—
Scott L. Anchin	—	—	72,212	—	72,212
Robert C. Catell	—	—	—	—	—
Elizabeth M. Schmalz Ferguson	—	—	—	—	—

(1)	An option to purchase 24,038 shares of our common stock was granted to Mr. Anchin on October 19, 2020 at an exercise price of $7.54 per share. The amount represents the grant date fair value calculated in accordance with ASC 718 based on the Black Scholes value of the options on the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for the September 30, 2021 filed with the SEC on December 9, 2021 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Equity Based Compensation.” As of September 30, 2021, our non-employee directors. Messrs Simon, Shamash, Bitzer, Anchin, Catell, and Ceccoli and Ms. Schmalz Ferguson had total outstanding option awards (including warrants) of 23,416, 24,640, 21,920, 24,038, 22,400, 23,278 and 21,374 shares of our common stock, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2021 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
Available
for Future
Issuance
	Number of		Under Equity
	Securities to be	Weighted	Compensation
	Issued upon	Average	Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options,	Options,	Reflected in the
	Warrants	Warrants	first
Plan Category	and Rights	and Rights	Column)
Equity compensation plans approved by security holders
Applied DNA Sciences, Inc.2005 Incentive Stock Plan, as amended	285,972	$63.25	49,406
Applied DNA Sciences, Inc. 2020 Incentive Plan	201,405	6.15	3,297,595
Equity compensation plans not approved by security holders	—	—	—
TOTAL	487,377	$40.26	3,347,001

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of January 24, 2022, (i) by each person who is known to us to beneficially own 5% or more of the outstanding common stock, (ii) by each of the executive officers named in the table under “Executive Compensation” and by each of our directors and (iii) by all executive officers and directors as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 50 Health Sciences Drive, Stony Brook, New York 11790.

		Number of		Percentage
		Shares Owned		of Class
Name and Address of Beneficial Owner	Title of Class	(1)		(2)
Executive Officers and Directors:

James A. Hayward	Common Stock	506,481	(3)	6.45%

Yacov A. Shamash	Common Stock	26,225	(4)(18)	*

John Bitzer, III	Common Stock	57,155	(5)(6)(16)	*

Robert C. Catell	Common Stock	24,340	(10)(15)	*

Joseph D. Ceccoli	Common Stock	23,847	(7)(18)	*

Beth M. Jantzen	Common Stock	72,518	(11)	*

Judith Murrah	Common Stock	83,990	(12)	1.11%

Clay Shorrock	Common Stock	46,577	(19)	*

Scott L. Anchin	Common Stock	24,288	(15)(17)	*

Sanford R. Simon	Common Stock	23,488	(8)(18)	*

Elizabeth Schmalz Ferguson	Common Stock	22,150	(13)(15)	*

All directors and officers as a group (10 persons)	Common Stock	911,059	(9)	11.08%

5% Stockholder:
Bruce Grossman	Common Stock	658,739	(14)	8.09%
CVI Investments, Inc.	Common Stock	455,000	(20)	6.08%

*indicates less than one percent

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

(2)

Based upon 7,486,120 shares of common stock outstanding as of January 24, 2022. Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are beneficially held by such person (but not those held by any other person) have been exercised and converted.

(3)	Includes 372,295 shares underlying currently exercisable options.
(4)	Includes 24,640 shares underlying currently exercisable options.
(5)	Includes 21,920 shares underlying currently exercisable options.
(6)

Includes 34,563 shares of common stock owned by Delabarta, a wholly-owned subsidiary of ABARTA. Mr. Bitzer is the former President and a member of the board of directors of each of Delabarta and ABARTA. Mr. Bitzer disclaims beneficial ownership of the shares held by Delabarta except to the extent of his pecuniary interest therein.

(7)	Includes 23,278 shares underlying currently exercisable options.

(8)	Includes 23,416 shares underlying currently exercisable options.
(9)	Includes 733,827 shares underlying currently exercisable options.
(10)	Includes 22,400 shares underlying currently exercisable options.
(11)	Includes 72,446 shares underlying currently exercisable options.
(12)	Includes 81,443 shares underlying currently exercisable options.
(13)	Includes 21,374 shares underlying currently exercisable options.
(14)

This information is based on a Form 13GA filed with the SEC on January 21, 2021 by Bruce Grossman. Bruce Grossman reported sole and shared voting and sole and shared dispositive power of 658,739 shares of common stock underlying currently exercisable warrants. The address of Bruce Grossman is c/o Dillon Hill Capital LLC, 200 Business Park Drive, Suite 306, Armonk, NY 10504.

(15)	Excludes 29,845 shares underlying options for Ms. Schmalz Ferguson, Messrs. Anchin and Catell that were granted on November 1, 2021 and vest in full on November 1, 2022.
(16)	Excludes 31,586 shares underlying options for Mr. Bitzer that were granted on November 1, 2021 and vest in full on November 1, 2022.
(17)	Includes 24,038 shares underlying currently exercisable options.
(18)	Excludes 31,834, 30,840 and 30,094 underlying options for Messrs. Shamash, Ceccoli and Simon, respectively, that were granted on November 1, 2021 and vest in full on November 1, 2022.
(19)	Includes 46,577 shares underlying currently exercisable options.
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

On July 17, 2019, we issued $1.5 million of secured convertible notes (the “July 2019 Notes”), bearing interest at a rate of 6% per annum, in a non-brokered private placement with an accredited investor, Dillon Hill Capital, LLC. Dillion Hill Capital, LLC and Dillion Hill Investment Company (together the “Warrant Investors”) are both controlled by Bruce Grossman, who is a beneficial holder of more than five percent of our common stock.  See  “Security Ownership of Certain Beneficial Owners and Management.”

On November 15, 2019, we closed an underwritten public offering where we issued and sold 2,285,000 shares of our common stock and 2,285,000 accompanying common warrants (the “2019 Warrants”) each with the right to purchase one share of our common stock at an exercise price of $5.25 per share. In such offering, the Warrant Investors purchased certain of the 2019 Warrants. On October 7, 2020, we entered into Warrant Exercise Agreements (each, a “Warrant Exercise Agreement”) with each of the Warrant Investors, whereby 318,000 of our 2019 Warrants were exercised. The gross proceeds to the Company from this partial exercise of the 2019 Warrants were $1,669,500.

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

Director Independence

The Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2021, each of our directors other than Dr. Hayward and Mr. Anchin—consisting of John Bitzer, III, Robert B. Catell, Joseph D. Ceccoli, Yacov A. Shamash, Sanford R. Simon, and Elizabeth M. Schmalz Ferguson —are and were “independent” as defined by the listing standards of Nasdaq, constituting a majority of independent directors on our Board of Directors as required by the rules of Nasdaq. The Board of

Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The following table sets forth fees billed to us by our current independent auditors during the fiscal years ended September 30, 2021 and 2020 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Marcum LLP
		Fiscal year	Fiscal year
		ended	ended
		September 30,	September 30,
		2021	2020
(i)	Audit Fees	$207,579	$221,780
(ii)	Audit-Related Fees	—	—
(iii)	Tax Fees	22,660	27,329
(iv)	All Other Fees	—	—
Total Fees		$230,239	$249,109

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

Audit Committee Pre-Approval Policy

Our audit committee is responsible for approving all audit, audit-related, tax and other services. The audit committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the chairman of our audit committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full audit committee at its next meeting for ratification. During the fiscal years ended September 30, 2021 and 2020, all services performed by Marcum LLP were pre-approved by our audit committee in accordance with these policies and applicable SEC regulations.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Exhibits

		Incorporated by Reference to SEC Filing				Filed with this Form 10-
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed	K/A
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Description of Securities	10-K	4.1	002-90539	12/17/2020
4.2	Form of Underwriter’s Warrant to be issued to Maxim Group LLC	S-1/A	10.26	333-199121	10/30/2014
4.3	Form of Underwriter’s Warrant	8-K	4.1	001-36745	3/27/2015
4.4	Form of Purchase Warrant	8-K	4.1	001-36745	11/23/2015
4.5	Form of Placement Agent Warrant issued to Maxim Group LLC	8-K	4.2	001-36745	11/23/2015
4.6	Form of Placement Agent Warrant issued to Maxim Group LLC and Imperial Capital, LLC	8-K	4.1	001-36745	11/2/2016
4.7	Form of Purchase Warrant	8-K	4.1	001-36745	12/20/2017
4.8	Common Stock Purchase Warrant	8-K		001-36745	12/21/2018
4.9	Form of pre-funded warrant	8-K		001-36745	11/14/2019
4.10	Form of common warrant certificate (included in the Warrant Agreement, dated November 15, 2019)	8-K		001-36745	11/18/2019
4.11	Form of Indenture	S-3		333-238557	05/21/2020
4.12	Form of Common Stock Purchase Warrant	8-K		001-36745	10/14/2020
10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015
10.4†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan	DEF 14A	Appendix A	001-36745	08/03/2020
10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020
10.6†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	08/02/2016
10.7	Software Distribution Agreement, dated as of January 25, 2012, by and between	10-Q	10.1	002-90539	5/15/2012

	Applied DNA Sciences, Inc. and DivineRune, Inc.
10.8	Form of Subscription Agreement dated June 21, 2012, by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereto	10-K	10.37	002-90539	12/20/2012
10.9†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012
10.10	Warrant Agreement, dated November 20, 2014, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	11/20/2014
10.11	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.12	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.4	001-36745	11/2/2016
10.13	Asset Purchase Agreement dated September 11, 2015 between Applied DNA Sciences, Inc. and Vandalia Research, Inc.	8-K	2.1	001-36745	9/17/2015
10.14	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated November 23, 2015	8-K/A	10.1	001-36745	11/23/2015
10.15	Form of Securities Purchase Agreement	8-K/A	10.2	001-36745	11/23/2015
10.16	Placement Agency Agreement between Maxim Group LLC, Imperial Capital, LLC and Applied DNA Sciences, Inc. dated November 2, 2016	8-K	10.1	001-36745	11/2/2016
10.17	Securities Purchase Agreement dated November 2, 2016	8-K	10.2	001-36745	11/2/2016
10.18	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.19*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	08/10/2017
10.20	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated December 20, 2017	8-K	10.1	001-36745	12/20/2017
10.21	Securities Purchase Agreement dated as of December 20, 2017, by and between Applied DNA Sciences, Inc. and the Purchasers named therein.	8-K	10.2	001-36745	12/20/2017
10.22	Registration Rights Agreement, dated November 29, 2018	8-K	10.2	001-36745	12/6/2018
10.23	Securities Purchase Agreement, dated November 29, 2018	8-K	10.3	001-36745	12/6/2018

10.24	Registration Rights Agreement, dated August 31, 2018	8-K/A	10.2	001-36745	12/10/2018
10.25	Securities Purchase Agreement, dated August 31, 2018	10-K	10.45	001-36745	12/18/2018
10.26+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.27	Registration Rights Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.2	001-36745	07/17/2019
10.28	Securities Purchase Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.3	001-36745	07/17/2019
10.29	Asset Purchase Agreement, dated July 29, 2019 by and between LineaRX, Inc. and Vitatex Inc.	8-K	10.1	001-36745	08/12/2019
10.30	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc., dated August 22, 2019.	8-K	10.1	001-36745	08/26/2019
10.31	Underwriting Agreement entered into by and between Applied DNA Sciences, Inc. and Maxim Group LLC, as Representative of the Underwriters listed in Schedule I hereto, dated November 13, 2019.	8-K	1.1	001-36745	11/14/2019
10.32	Warrant Agreement, dated November 15, 2019, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4.1	001-36745	11/18/2019
10.33†	Consulting Agreement, dated as of December 12, 2019, by and between Applied DNA Sciences, Inc. and Meadow Hill Place, LLC	10-Q	10.1	001-36745	08/06/2020
10.34	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	08/13/2013
10.35	Agreement of Lease, dated November 1, 2015, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	001-36745	08/06/2020
10.36	Option Exercise Notice, dated December 3, 2015, Pursuant to Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	001-36745	05/12/2016
10.37	Temporary Lease Extension Agreement, dated August 9, 2019, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.3	001-36745	08/06/2020
10.38	Amendment to Leases, dated November 4, 2019, by and between	10-Q	10.4	001-36745	08/06/2020

	Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.
10.39	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-Q	10.5	001-36745	08/06/2020
10.40	Warrant Exercise Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.1	001-36745	10/14/2020
10.41	Warrant Exercise Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.2	001-36745	10/14/2020
10.42	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.4	001-36745	10/14/2020
10.43	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.5	001-36745	10/14/2020
10.44	Letter Agreement, dated October 9, 2020, by and among Applied DNA Sciences, Inc., Dillon Hill Capital, LLC, and Delaware Trust Company, as Collateral Agent.	8-K	10.6	001-36745	10/14/2020
10.45	Consent, dated October 9, 2020, from Dillon Hill Capital, LLC to Applied DNA Sciences, Inc.	8-K	10.7	001-36745	10/14/2020
10.46+	Joint Development Agreement, dated September 11, 2018, between LineaRx, Inc., Takis S.R.L. and Evvivax S.R.L., as amended by that First Amendment, dated February 3, 2020	10-K	10.46	001-36745	12/17/2020
10.47	Animal Clinical Trial Agreement, dated September 14, 2020, between Applied DNA Sciences, Inc., Evvivax S.R.L. and Veterinary Oncology Services, PLLC	10-K	10.47	001-36745	12/17/2020
10.48	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC, dated January 10, 2021	8-K	10.1	001-36745	01/11/2021
10.49	Letter Agreement dated March 2, 2021, by and between the Company and Dr. James Hayward	8-K	10.1	001-36745	03/04/2021
10.50	Form of Securities Purchase Agreement	8-K	10.2	001-36745	01/11/2021
21.1	Subsidiaries of Applied DNA Sciences, Inc.	10-K	21.1	001-36745	12/17/2020
23.1	Consent of Marcum LLP	10-K	23.1	001-36745	12/17/2020
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	001-36745	12/17/2020

31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	001-36745	12/17/2020
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

Date: January 28, 2022

APPLIED DNA SCIENCES, INC.

/s/ James A. Hayward
James A. Hayward
President and Chief Executive Officer