Form 10-Q
period 2021-12-31
APPLIED DNA SCIENCES INC
filed 2022-02-10
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

◻   Yes    ☒    No

On February 4, 2022, the registrant had 7,486,120. shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended December 31, 2021

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2021	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,748,368	$6,554,948
Accounts receivable, net of allowance of $39,821 and $29,821 at December 31, 2021 and September 30, 2021, respectively	3,857,275	2,804,039
Inventories	1,300,629	1,369,933
Prepaid expenses and other current assets	593,149	568,881
Total current assets	8,499,421	11,297,801

Property and equipment, net	2,807,852	3,023,915

Other assets:
Deposits	95,040	95,040
Total Assets	$11,402,313	$14,416,756

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,521,353	$2,991,343
Deferred revenue	457,538	281,000
Total current liabilities	2,978,891	3,272,343

Long term accrued liabilities	31,467	31,467
Total liabilities	3,010,358	3,303,810

Commitments and contingencies (Note F)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of December 31, 2021 and September 30, 2021, 7,486,120 shares issued and outstanding as of December 31, 2021 and September 30, 2021	7,488	7,488
Additional paid in capital	297,228,192	295,228,272
Accumulated deficit	(288,843,858)	(284,122,092)
Applied DNA Sciences, Inc. stockholders’ equity:	8,391,822	11,113,668
Noncontrolling interest	133	(722)
Total equity	8,391,955	11,112,946

Total liabilities and equity	$11,402,313	$14,416,756

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Revenues
Product revenues	$826,311	$550,097
Service revenues	139,273	293,274
Clinical laboratory service revenues	3,200,122	772,770
Total revenues	4,165,706	1,616,141

Cost of product revenues	434,929	270,688
Cost of clinical laboratory service revenues	2,621,639	245,093
Total cost of product and clinical laboratory service revenues	3,056,568	515,781

Gross profit	1,109,138	1,100,360

Operating expenses:
Selling, general and administrative	4,662,173	3,309,654
Research and development	1,080,096	763,808
Total operating expenses	5,742,269	4,073,462

LOSS FROM OPERATIONS	(4,633,131)	(2,973,102)

Interest income (expense), net	273	(5,438)
Loss on extinguishment of debt	—	(1,774,662)
Other expense, net	(88,053)	(53,860)

Loss before provision for income taxes	(4,720,911)	(4,807,062)

Provision for income taxes	—	—

NET LOSS	(4,720,911)	(4,807,062)

Less: Net income attributable to noncontrolling interest	(855)	(2,494)
NET LOSS attributable to common stockholders	$(4,721,766)	$(4,809,556)

Net loss per share attributable to common stockholders-basic and diluted	$(0.63)	$(0.88)

Weighted average shares outstanding- basic and diluted	7,486,120	5,457,967

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three-Month Period Ended December 31, 2021
	Common	Common	Additional	Accumulated	Noncontrolling	Total
	Shares	Stock	Paid in	Deficit	Interest
		Amount	Capital
Balance, October 1, 2021	7,486,120	$7,488	$295,228,272	$(284,122,092)	$(722)	$11,112,946
Stock based compensation expense	—	—	1,699,920	—	—	1,699,920
Options issued in settlement of accrued bonus	—	—	300,000	—	—	300,000
Net loss	—	—	—	(4,721,766)	855	(4,720,911)
Balance, December 31, 2021	7,486,120	$7,488	$297,228,192	$(288,843,858)	$133	$8,391,955

	For the Three-Month Period Ended December 31, 2020
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2020	5,142,779	$5,144	$275,548,737	$(269,835,650)	$(8,725)	$5,709,506
Exercise of warrants	518,551	519	2,605,010			2,605,529
Fair value of warrants issued in connection with convertible note repayment	—	—	1,643,440	—	—	1,643,440
Stock based compensation expense	—	—	571,498	—	—	571,498
Net loss	—	—	—	(4,809,556)	2,494	(4,807,062)
Balance, December 31, 2020	5,661,330	$5,663	$280,368,685	$(274,645,206)	$(6,231)	$5,722,911

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,720,911)	$(4,807,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320,751	97,412
Loss on extinguishment of convertible notes payable	—	1,774,662
Stock-based compensation	1,699,920	571,498
Provision for bad debts	10,000	—
Change in operating assets and liabilities:
Accounts receivable	(1,063,237)	(840,035)
Inventories	69,304	(46,096)
Prepaid expenses and other current assets and deposits	(24,268)	(121,850)
Accounts payable and accrued liabilities	(169,991)	(638,066)
Deferred revenue	176,538	(146,205)

Net cash used in operating activities	(3,701,894)	(4,155,742)

Cash flows from investing activities:
Purchase of property and equipment	(104,686)	(329,542)

Net cash used in investing activities	(104,686)	(329,542)

Cash flows from financing activities:

Net proceeds from exercise of warrants	—	2,605,529
Repayment of convertible notes	—	(1,665,581)
Net cash provided by financing activities	—	939,948

Net decrease in cash and cash equivalents	(3,806,580)	(3,545,336)
Cash and cash equivalents at beginning of period	6,554,948	7,786,743
Cash and cash equivalents at end of period	$2,748,368	$4,241,407

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Interest paid in kind	$—	$35,625
Property and equipment acquired, and included in accounts payable	$—	$641,979
Issuance of stock options for payment of accrued bonus	$300,000	—
FV of warrants issued	$—	$1,074,118

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) develops and markets DNA-based technology solutions utilizing its LinearDNATM large-scale polymerase chain reaction (“PCR”) based manufacturing platform. The Company’s proprietary platform produces large quantities of DNA for use in the nucleic acid-based in vitro diagnostics and preclinical nucleic-acid based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). The Company also develops PCR-based molecular in vitro diagnostics for COVID-19 (the “COVID-19 Diagnostic Tests”). In addition, under its wholly owned subsidiary, Applied DNA Clinical Labs, LLC (“ADCL”), the Company is offering a high-throughput turnkey solution for population-scale COVID-19 testing marketed as safeCircleTM. safeCircle utilizes the Company’s COVID-19 Diagnostic Tests and is designed to look for infection within defined populations or communities utilizing high throughput testing methodologies (the “COVID-19 Testing Services”).

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of December 31, 2021, and for the three-month periods ended December 31, 2021, and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2021 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 9, 2021, as amended. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, and Applied DNA Sciences India Private Limited, ADCL and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation. The condensed consolidated balance sheet as of September 30, 2021 contained herein has been derived from the audited consolidated financial statements as of September 30, 2021 but does not include all disclosures required by GAAP.

Going Concern and Management’s Plan

The Company has recurring net losses. The Company incurred a net loss of $4,720,911 and generated negative operating cash flow of $3,701,894 for the three-month period ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates include revenue recognition, allowance for doubtful accounts, recoverability of long-lived assets, including the values assigned to property and equipment, fair value calculations for stock-based compensation and warrants, contingencies, and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Revenue Recognition (“ASC 606” or “Topic 606”).

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Clinical Laboratory Testing Services

The Company records revenue for its clinical laboratory testing service contracts, which includes its COVID-19 Testing Services, upon satisfying its promise to provide services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time that Company services are complete, which in nearly all cases is when the testing results are released to the customer. For those customers with a fixed monthly fee, the revenue is recognized over-time as the services are provided.

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	December 31,	December 31,
	2021	2020
Research and development services (over-time)	$105,695	$263,713
Clinical laboratory testing services (point-in-time)	1,873,722	578,370
Clinical laboratory testing services (over-time)	1,326,400	194,400
Product and authentication services (point-in-time):
Supply chain	411,547	32,942
Asset marking	105,522	151,758
Diagnostic test kits	342,820	394,958
Total	$4,165,706	$1,616,141

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Contract balances

As of December 31, 2021, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	December 31,	$
	Balance sheet classification	2021	2021	change
Contract liabilities	Deferred revenue	$281,000	$457,538	$176,538

For the three-month period ended December 31, 2021, the Company recognized $13,782 of revenue that was included in Contract liabilities as of October 1, 2021.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Net Loss Per Share, continued

For the three-month periods ended December 31, 2021 and 2020, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three-month periods ended December 31, 2021 and 2020 are as follows:

	2021	2020
Warrants	743,563	778,118
Stock options	1,061,460	358,178
Total	1,805,023	1,136,296

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

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2021, the Company had cash and cash equivalents of approximately $2.1 million in excess of the FDIC insurance limit.

One customer accounted for 48% of the Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2021.

The Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2020 included an aggregate of 26% and 10% from two customers, respectively.

Two customers accounted for 74% of the Company’s accounts receivable at December 31, 2021 and two customers accounted for 67% of the Company’s accounts receivable at September 30, 2021.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2021	2021
	(unaudited)
Raw materials	$1,194,571	$786,938
Work-in-progress	—	—
Finished goods	106,058	582,995
Total	$1,300,629	$1,369,933

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31,	September 30,
	2021	2021
	(unaudited)
Accounts payable	$1,760,676	$2,010,410
Accrued salaries payable	396,796	655,240
Other accrued expenses	363,881	325,693
Total	$2,521,353	$2,991,343

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(unaudited)

NOTE E —WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants are summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2021	745,268	$6.44
Granted	—	—
Exercised	—	—
Cancelled or expired	(1,705)	7.54
Balance at December 31, 2021	743,563	$6.43

Stock Options

For the three-month period ended December 31, 2021, the Company granted 361,552 options to officers of the Company. These options have a ten-year term and vest immediately. Also, during the three-month period ended December 31, 2021, the Company granted 213,889 options to non-employee board of director members. The options granted to the non-employee board of directors have a ten-year term and vest on the one-year anniversary of the date of grant.

The fair value of options granted during the three months ended December 31, 2021, was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted during the three months ended December 31, 2021 was calculated using the following weighted average assumptions: stock price $5.57; exercise price $5.90; expected term 5.16years; dividend yield 0; volatility 143%; and risk-free rate of 1.17%. The weighted average grant date fair value per share for the options granted during the three-month period ended December 31, 2021 was $5.90.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(unaudited)

NOTE F — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period was $458,098 per annum. In November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. In October 2020, the Company exercised the one-year renewal option, extending the term for these leases until January 15, 2022. The leases were subsequently renewed for an additional one-year term commencing on February 1, 2022 and expiring January 31, 2023. The base rent during the additional twelve-month period is $589,056 per annum. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During September 2021, the Company renewed this lease with a new expiration date of August 31, 2022. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of December 31, 2021 is $644,059.

The total rent expense for the three-month periods ended December 31, 2021 and 2020 were $142,952 and $145,845, respectively.

Employment Agreement

The employment agreement with Dr. James Hayward, the Company’s President and Chief Executive Officer (“CEO”), entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. On July 28, 2017, the employment agreement was renewed for a successive one-year term and the employment agreement has been renewed for successive one year terms, most recently as of June 30, 2021. Under the employment agreement, the CEO is eligible for a special aggregate cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million, plus an additional $100,000 payable for each additional $2 million of annual revenue in excess of $8 million. Pursuant to the contract, the CEO’s annual salary is $400,000. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(unaudited)

NOTE F — COMMITMENTS AND CONTINGENCIES, continued

Employment Agreement, continued

On October 29, 2021, the Board of Directors amended the existing compensatory arrangement with the CEO to increase his salary to $450,000, effective November 1, 2021. For the fiscal year ended September 30, 2021, the CEO earned a $300,000 bonus as the Company’s annual revenue was greater than $8 million. On November 1, 2021, this $300,000 bonus was paid to the CEO by granting stock options with a fair value of $300,000 calculated using the Black Scholes Option Pricing Model.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2020, as amended, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our business strategy and the timing of our expansion plans;
●	our expectations concerning product candidates for our technologies;
●	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;
●	our expectations of when different phases of clinical activity may commence and conclude;
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and

●	our expectations of when or if we will become profitable.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	our LineaTM COVID-19 Assay Kits and COVID-19 testing may become obsolete or suffer a decline in demand for a variety of reasons;
●	the inherent uncertainties associated with clinical trials of product candidates;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates;
●	the inherent uncertainties associated with commercialization of products and/or services that have received regulatory approval;
●	economic and industry conditions generally and in our specific markets;
●	The volatility of, and decline in our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Trademarks, Trade Names and Service Marks

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, DNAnet®, SigNify®, Beacon®, CertainT®, LinearDNA™, Linea™ COVID-19 Diagnostic Assay Kit and safeCircleTM COVID-19 testing. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report are the property of the respective owners.

Introduction

Applied DNA develops and markets DNA-based technology solutions utilizing its LinearDNATM large-scale polymerase chain reaction (“PCR”) based manufacturing platform. Our proprietary PCR-based DNA LinearDNATM manufacturing platform produces large quantities of DNA for use in nucleic acid-based in vitro medical diagnostics and preclinical nucleic acid-based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). We also have developed or are developing multiple PCR-based molecular diagnostic test for COVID-19. Our Linea 1.0 COVID-19 Assay Kit was granted EUA by the FDA in May 2020. Our Linea 2.0 COVID-19 Assay currently holds conditional approval from NYSDOH as an LDT. An EUA request for the Linea 2.0 COVID-19 Assay is currently pending with FDA (the Linea 1.0 and Linea 2.0 COVID-19 Assays are collectively referred to as the “COVID-19 Diagnostic Tests”). In addition, under our wholly-owned subsidiary, ADCL, we offer a high-throughput turnkey solution for population-scale COVID-19 testing marketed as safeCircle. safeCircle is designed to look for infection within defined populations or communities utilizing high throughput PCR-based testing methodologies (the “COVID-19 Testing Services”).

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

We also seek to develop, acquire, and commercialize, ourselves or with partners, a diverse portfolio of nucleic acid-based therapeutics based on PCR-produced linear DNA to improve existing nucleic acid-based therapeutics or to create new nucleic acid-based therapeutics that address unmet medical needs. We are currently directly engaged in preclinical drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via our LinearDNATM platform in the fields of DNA-based anti-viral and anti-cancer vaccines, RNA therapeutics, CAR T cell immunotherapy and the manufacture of rAAV vectors for gene therapy. The Company is also engaged in preclinical animal drug candidate development activities focusing on therapeutically relevant DNA constructs manufactured via its LinearDNATM platform.

COVID-19 Diagnostic Testing

On May 13, 2020 and subsequently amended, the Company received an EUA from the FDA for the clinical use of the LineaTM 1.0 Assay for the qualitative detection of nucleic acid from SARS-CoV-2 in respiratory specimens. Under the EUA, testing is limited to laboratories certified under CLIA, that meet requirements to perform high complexity tests. The intended use, under the EUA allows ADCL and other certified laboratory users of the LineaTM 1.0 Assay, to provide testing to individuals with the return of individual testing results. The EUA will be effective until the declaration that circumstances exist justifying the authorization of the emergency use of in vitro diagnostics for detection and/or diagnosis of COVID-19 is terminated or until the EUA’s prior termination or revocation by FDA or the Company. Our LineaTM 1.0 Assay has not been FDA cleared or approved, and the EUA’s limited authorization is only for the detection of nucleic acid from SARS-CoV-2, not for any other viruses or pathogens.

Due to the emergence and spread of the Omicron BA.1 SARS-CoV-2 Variant of Concern, which may result in false negative results with the Linea 1.0 Assay, the Company received notice from FDA in December 2021 that it must cease the use and sale of the Linea 1.0 Assay as a primary diagnostic for COVID-19 (the “Linea 1.0 FDA Notice”).

On November 15, 2021 FDA revised its guidance document titled “Policy for Coronavirus Disease-2019 Tests During the Public Health Emergency (Revised)” (“FDA COVID-19 Testing Guidance”) to require all COVID-19 diagnostic assays conducted as Laboratory-Developed Tests (“LDTs”) to apply for EUA authorization within a 60-day period from the revised guidance’s issuance date. The FDA Guidance provides an exception for certain notified states, who can authorize in-state laboratories to develop and perform COVID-19 tests under the authority of their own State law in instances where the laboratory did not otherwise submit an EUA request to FDA. New York State is a notified state under the current FDA COVID-19 Testing Guidance.

In response to the impact of Omicron BA.1 and the Linea 1.0 FDA Notice, the Company, via its ADCL subsidiary, submitted data supporting the validation of the Linea 2.0 Assay as a laboratory developed test (LDT) to New York State Department of Health (NYSDOH) on December 2, 2021. This process complies with the current FDA COVID-19 Testing Guidance. Conditional approval for the Linea 2.0 Assay as a LDT from the NYSDOH was received on December 30, 2021. The NYSDOH conditional approval included single sample and up to 5-sample pooled testing. Use of the Linea 2.0 Assay under the NYSDOH conditional approval is limited to samples from New York State. The Linea 2.0 Assay has not been FDA cleared or approved. Linea 2.0 is currently used in the Company’s COVID-19 Testing Services.

The Company currently manufactures the COVID-19 Diagnostic Tests at its facilities in Stony Brook.

COVID-19 Testing Services and Clinical Laboratory

We offer high throughput COVID-19 testing services to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. safeCircle is a turnkey testing solution that provides for all aspects of large population COVID-19 testing – from sample collection to results reporting – for institutes of higher education, K-12 schools, businesses, and healthcare facilities, among other institutions with large populations. safeCircle utilizes serial, high-sensitivity pooled RT-PCR testing to help prevent virus spread by quickly identifying infections within a community, school, or workplace. Testing is conducted utilizing the Company’s COVID-19 Diagnostic Tests or third-party EUA-authorized assays that provides rapid results using real-time PCR (RT-PCR testing) with results returned typically within 24 to 48 hours at the Company’s Clinical Laboratory Evaluation Program (“CLEP”) permitted, CLIA-certified laboratory. For the majority of safeCircle clients, test scheduling and testing result reporting is provided though the CLEARED4 digital health platform owned and operated by Chelsea Health Solutions, LLC.

We currently provide safeCircleTM pooled testing to primary/secondary/higher education institutions, private clients, local governments, and businesses and college athletic programs. The large majority of safeCircle customers are located within New York State.

On May 10, 2021 ADCL received its New York clinical laboratory permit and its CLIA certification from the NYSDOH, CLEP, which is currently permitted for virology. As part of the Company’s COVID-19 Testing Services its laboratory provides individual COVID-19 testing utilizing the Company’s COVID-19 Diagnostic Tests or third-party EUA-authorized COVID-19 diagnostic assays. The Company’s COVID-19 Testing Services also includes pooled surveillance testing that is not regulated by FDA, CDC or CMS.

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

Recent Developments

In late November 2021, the SARS-CoV-2 Omicron Variant of Concern (B.1.1.529, sub-lineage BA.1) (the “Omicron VOC”) was detected. The Omicron VOC contains over thirty mutations in the Spike region of the SARS-CoV-2 genome. The sensitivity of the Linea COVID-19 1.0 Assay Kit is impacted by the Omicron VOC, resulting in a unique detection pattern that may be specific for the Omicron variant. More specifically, the Linea COVID-19 Assay Kit unique detection pattern results in false negative results in patients infected with the Omicron variant when tested with the Linea 1.0 Assay as a primary diagnostic. As a result, the Company believes that the Linea COVID-19 Assay Kit may have utility as a reflex test for COVID-19 positive samples from third-party assays to detect whether a sample potentially contains the Omicron VOC. Specifically, the Linea 1.0 Assay may be potentially used as a reflex test to indicate the presence of Omicron in samples that have tested positive for COVID-19 via third-party assays that cannot discriminate for the new variant because these same samples will test negative on the Linea 1.0 Assay due to the kit’s unique detection pattern.

In December 2021, the Company, working in conjunction with FDA, submitted data showing that the Linea 1.0 Assay produces false negative results with the Omicron VOC. As a result, the FDA issued the Linea 1.0 FDA Notice informing the company that is must cease use of the Linea 1.0 Assay as a primary diagnostic for COVID-19.

Linea 2.0 Assay LDT Conditional Approval and EUA Request to FDA

In response to the impact of the Omicron VOC and the Linea 1.0 FDA Notice, the Company, via its ADCL subsidiary, submitted data supporting the validation of a new Linea 2.0 Assay as a laboratory developed test (LDT) to New York State Department of Health (NYSDOH) on December 2, 2021. The Linea 2.0 Assay was validated for the qualitative detection of COVID-19 in respiratory specimens and targets conserved regions of the E and N Genes of SARS-CoV-2. In silico analysis has shown that the Linea 2.0 Assay can detect the Omicron VOC as well as all other known variants of concern and variants of interest. Conditional approval for the Linea 2.0 Assay as a LDT from the NYSDOH was received on December 30, 2021. The NYSDOH conditional approval included single sample and up to 5-sample pooled testing. Use of the Linea 2.0 Assay under the NYSDOH conditional approval is limited to samples from New York State.

Subsequently, on January 19, 2021, the Company through its ADCL subsidiary, submitted a request for EUA to FDA for the Linea 2.0 Assay. The EUA request includes single sample and up to 5-sample pooled testing, as well as an unsupervised at-home collection kit for use in conjunction with the Linea 2.0 Assay. The Linea 2.0 Assay as filed in the EUA request is a non-distributed test for use only in ADCL’s laboratories. The EUA request is currently pending.

Linea 1.0 Assay and Omicron VOC BA.2 Subvariant

On January 28, 2022, the Company announced that the Linea 1.0 Assay, when used as a reflex test for COVID-19 positive samples, may exhibit a unique detection signature that can identify SARS-CoV-2 mutations that are indicative of the BA.2 subvariant of the Omicron VOC.

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

Comparison of Results of Operations for the Three-Month Periods Ended December 31, 2021 and 2020

Revenues

Product revenues

For the three-month periods ended December 31, 2021, and 2020, we generated $826,311 and $550,097 in revenues from product sales, respectively. Product revenues increased by $276,214 or 50% for the three-month period ended December 31, 2021, as compared to the three-month period ended December 31, 2020. The increase in product revenues was primarily related to an increase of approximately $308,000 in Textiles related to the shipment of DNA concentrate to protect a cotton supply chain. This increase was offset by a decrease of approximately $52,000 in sales of our LineaTM COVID-19 Assay Kit.

Service revenues

For the three-month periods ended December 31, 2021, and 2020, we generated $139,273 and $293,274 in revenues from sales of services, respectively. The decrease in service revenues of $154,001 or 53% for the three-month period ended December 31, 2021, as compared to the same period in the prior fiscal year is attributable to a decrease of approximately $110,000 and $63,000 for research and development projects in our pharmaceutical/nutraceutical and biopharmaceutical markets, respectively.

Clinical laboratory service revenues

For the three-month periods ended December 31, 2021 and 2020 we generated $3,200,122 and $772,770 in revenues from our clinical laboratory testing services, respectively. Clinical laboratory testing service revenues increased by $2,427,352, or 314% for the three-month period ended December 31, 2021, as compared to the same period in the prior fiscal year. The increase in revenue is primarily due to an increase in demand for COVID-19 testing services during the first three months of fiscal 2022 compared to the same period during fiscal 2021. Of this increase, approximately $2,000,000 in testing services related to our contract with the City University of New York.

Gross Profit

Gross profit for the three-month period ended December 31, 2021, increased by $8,778 or 14% from $1,100,360 for the three-month period ended December 31, 2020 to $1,109,138. The gross profit percentage was 27% and 68% for the three-month periods ended December 31, 2021, and 2020, respectively. The decline in the gross profit percentage was the result of a significant portion of our clinical laboratory service revenues coming from the testing contracts where we also provide and staff the test collection centers, as these contract have higher costs associated with them as compared to our surveillance testing contracts. To a lesser extent this decrease in gross profit percentage was also due to product sales mix, as sales during the three-month period ended December 31, 2020 included a higher volume of sales of our LineaTM COVID-19 Assay Kit, which are at a higher gross margin.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended December 31, 2021 increased by $1,352,519 or 41% to $4,662,173 as compared to $3,309,654 for the three-month period ended December 31, 2020. The increase is primarily attributable to an increase in stock-based compensation expense of $1,128,422 primarily relating to officer stock option grants that vested immediately, as well as to the annual non-employee board of director grant that vests one-year from the date of grant. The remainder of the increase relates to an increase in the Company’s Directors and Officers insurance policy premiums.

Research and Development

Research and development expenses increased to $1,080,096 for the three-month period ended December 31, 2021 from $763,808 for the three-month period ended December 31, 2020, an increase of $316,288 or 41%. This increase is primarily due to increased outsourced service contracts of approximately $90,000, as well as increased payroll of approximately $96,000 and to a lesser extent depreciation expense and laboratory supplies. These increases were to support our continued research and development efforts, primarily related to our ongoing animal vaccine study, as well as next generation sequencing projects.

Interest expense, net

Interest income (expense), net for the three-month period ended December 31, 2021, represented income of $273 as compared to an expense of $5,438 in the three-month period ended December 31, 2020.

Other income (expense)

Other income (expense) for the three-month periods ended December 31, 2021 and 2020, was expense of $88,053 and $53,860, respectively. The increase of $34,193 is due to an increase in royalty expense during the three-month period ended December 31, 2021.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $1,774,662 for the three-months ended December 31, 2020 relates to the repayment of the $1.5 million of secured convertible notes issued in July 2019 pursuant to a letter agreement with Dillon Hill Capital, LLC (the “July 2019 Notes”). The loss on extinguishment represents the difference between the fair value of the July 2019 Notes, including the fair value of the Replacement Warrants issued, on the repayment date compared to their carrying value.

Net Loss

Net loss decreased $86,151, or 2%, to $4,720,911 for the three-month period ended December 31, 2021 compared to $4,807,062 for the three-month period ended December 31, 2020 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2021, we had working capital of $5,520,530. For the three-month period ended December 31, 2020, we used cash in operating activities of $3,701,894 consisting primarily of our loss of $4,720,911 net with non-cash adjustments of $320,751 in depreciation and amortization charges, $1,699,920 in stock-based compensation expense and $10,000 of bad debt expenses. Additionally, we had a net increase in operating assets of $1,018,201 and a net increase in operating liabilities of $6,547. Cash used in investing activities of $104,686 was for the purchase of property and equipment.

We have recurring net losses, which have resulted in a net loss of $4,720,911 and generated negative operating cash flow of $3,701,894 for the three-month period ended December 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

None.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	01/16/2009
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

Applied DNA Sciences, Inc.

Dated: February 10, 2022	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 10, 2022	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)