Form 10-Q
period 2022-03-31
APPLIED DNA SCIENCES INC
filed 2022-05-12
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐   Yes    ☒    No

On May 6, 2022, the registrant had 8,234,320 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended March 31, 2022

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,512,784	$6,554,948
Accounts receivable, net of allowance of $39,821 and $29,821 at March 31, 2022 and September 30, 2021, respectively	2,587,811	2,804,039
Inventories	1,410,952	1,369,933
Prepaid expenses and other current assets	643,968	568,881
Total current assets	11,155,515	11,297,801

Property and equipment, net	2,628,697	3,023,915
Other assets:
Deposits	95,018	95,040
Total assets	$13,879,230	$14,416,756

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,239,701	$2,991,343
Deferred revenue	393,656	281,000
Total current liabilities	3,633,357	3,272,343

Long term accrued liabilities	31,467	31,467
Common Warrant liability	2,567,900	—
Total liabilities	6,232,724	3,303,810

Commitments and contingencies (Note G)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of March 31, 2022 and September 30, 2021, 8,234,320 and 7,486,120 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	8,236	7,488
Additional paid in capital	298,351,897	295,228,272
Accumulated deficit	(290,712,648)	(284,122,092)
Applied DNA Sciences, Inc. stockholders’ equity:	7,647,485	11,113,668
Noncontrolling interest	(979)	(722)
Total equity	7,646,506	11,112,946

Total liabilities and equity	$13,879,230	$14,416,756

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues
Product revenues	$408,351	$965,110	$1,234,662	$1,515,207
Service revenues	248,690	151,552	387,963	444,826
Clinical laboratory service revenues	5,490,242	1,554,880	8,690,364	2,327,650
Total revenues	6,147,283	2,671,542	10,312,989	4,287,683

Cost of product revenues	469,981	367,331	904,910	638,019
Cost of clinical laboratory service revenues	3,188,817	573,237	5,810,456	818,330
Total cost of product and clinical laboratory service revenues	3,658,798	940,568	6,715,366	1,456,349

Gross profit	2,488,485	1,730,974	3,597,623	2,831,334

Operating expenses:
Selling, general and administrative	3,412,777	3,091,227	8,074,950	6,400,881
Research and development	1,070,041	955,738	2,150,137	1,719,546
Total operating expenses	4,482,818	4,046,965	10,225,087	8,120,427

LOSS FROM OPERATIONS	(1,994,333)	(2,315,991)	(6,627,464)	(5,289,093)

Interest income, net	5,540	13,841	5,813	8,403
Loss on extinguishment of debt	—	—	—	(1,774,662)
Gain on extinguishment of notes payable	—	839,945	—	839,945
Transaction cost allocated to warrant liabilities	(391,335)	—	(391,335)	—
Unrealized gain on change in fair value of the Common Warrants	782,500	—	782,500	—
Other expense, net	(162,169)	(54,873)	(250,222)	(108,733)

Loss before provision for income taxes	(1,759,797)	(1,517,078)	(6,480,708)	(6,324,140)

Provision for income taxes	—	—	—	—

NET LOSS	(1,759,797)	(1,517,078)	(6,480,708)	(6,324,140)

Less: Net loss (income) attributable to noncontrolling interest	1,112	278	257	(2,216)
NET LOSS attributable to Applied DNA Sciences, Inc.	(1,758,685)	(1,516,800)	(6,480,451)	(6,326,356)
Deemed dividend related to warrant modifications	110,105	—	110,105	—
NET LOSS attributable to common stockholders	$(1,868,790)	$(1,516,800)	$(6,590,566)	$(6,326,356)

Net loss per share attributable to common stockholders-basic and diluted	$(0.23)	$(0.21)	$(0.85)	$(1.00)

Weighted average shares outstanding- basic and diluted	8,084,680	7,235,031	7,783,747	6,341,590

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six-Month Period Ended March 31, 2022
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2021	7,486,120	$7,488	$295,228,272	$(284,122,092)	$(722)	$11,112,946
Stock based compensation expense	—	—	1,699,920	—	—	1,699,920
Options issued in settlement of accrued bonus	—	—	300,000	—	—	300,000
Net loss	—	—	—	(4,721,766)	855	(4,720,911)
Balance, December 31, 2021	7,486,120	7,488	297,228,192	(288,843,858)	133	8,391,955
Stock based compensation expense	—	—	272,915	—	—	272,915
Deemed dividend - warrant repricing	—	—	110,105	(110,105)	—	—
Common stock issued in public offering, net of offering costs	748,200	748	4,091,085	—	—	4,091,833
Fair value of warrants issued in connection with public offering	—	—	(3,350,400)	—	—	(3,350,400)
Net loss	—	—	—	(1,758,685)	(1,112)	(1,759,797)
Balance, March 31, 2022	8,234,320	$8,236	$298,351,897	$(290,712,648)	$(979)	$7,646,506

	Six Month Period Ended March 31, 2021
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2020	5,142,779	$5,144	$275,548,737	$(269,835,650)	$(8,725)	$5,709,506
Exercise of warrants	518,551	519	2,605,010			2,605,529
Fair value of warrants issued in connection with convertible note repayment	—	—	1,643,440	—	—	1,643,440
Stock based compensation expense	—	—	571,498	—	—	571,498
Net loss	—	—	—	(4,809,556)	2,494	(4,807,062)
Balance, December 31, 2020	5,661,330	5,663	280,368,685	(274,645,206)	(6,231)	5,722,911
Common stock issued in public offering, net of offering costs	1,810,000	1,810	13,754,697	—	—	13,756,507
Exercise of warrants	1,600	2	8,398	—	—	8,400
Exercise of options cashlessly	13,190	13	(13)	—	—	—
Stock based compensation expense	—	—	649,248	—	—	649,248
Net loss	—	—	—	(1,516,800)	(278)	(1,517,078)
Balance, March 31, 2021	7,486,120	$7,488	$294,781,015	$(276,162,006)	$(6,509)	$18,619,988

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,480,708)	$(6,324,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641,615	296,793
Loss on extinguishment of convertible notes payable	—	1,774,662
Gain on extinguishment of notes payable	—	(839,945)
Unrealized gain on change in fair value of the Common Warrants	(782,500)	—
Stock-based compensation	1,972,835	1,220,746
Provision for bad debts	10,000	19,638
Change in operating assets and liabilities:
Accounts receivable, net	206,227	(2,011,761)
Inventories	725,965	(223,171)
Prepaid expenses and other current assets and deposits	(842,071)	13,089
Accounts payable and accrued liabilities	472,201	(1,190,947)
Deferred revenue	112,656	(160,979)

Net cash used in operating activities	(3,963,780)	(7,426,015)

Cash flows from investing activities:
Purchase of property and equipment	(170,217)	(1,139,586)

Net cash used in investing activities	(170,217)	(1,139,586)

Cash flows from financing activities:

Net proceeds from exercise of warrants	—	2,613,929
Net proceeds from issuance of common stock and warrants	4,091,833	13,756,507
Repayment of convertible notes	—	(1,665,581)
Net cash provided by financing activities	4,091,833	14,704,855

Net (decrease) increase in cash and cash equivalents	(42,164)	6,139,254
Cash and cash equivalents at beginning of period	6,554,948	7,786,743
Cash and cash equivalents at end of period	$6,512,784	$13,925,997

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Interest paid in kind	$—	$28,329
Deemed dividend warrant modifications	$110,105	—
Property and equipment acquired, and included in accounts payable	$76,178	$256,194
Issuance of stock options for payment of accrued bonus	$300,000	$—
Fair value of warrants issued	$3,350,400	$1,074,118

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 2022, and for the three and six-month periods ended March 31, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2021 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 9, 2021, as amended. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

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

Going Concern and Management’s Plan

The Company has recurring net losses. The Company incurred a net loss of $6,480,708 and generated negative operating cash flow of $3,963,780 for the six-month period ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Product Revenues and Authentication Services

The Company’s PCR-produced linear DNA product revenues are accounted for/recognized in accordance with contracts with customers. The Company recognizes revenue upon satisfying its promises to transfer goods or services to customers under the terms of its contracts. These performance obligations are satisfied at the point in time the Company transfers control of the goods to the customer, which in nearly all cases is when title to and risk of loss of the goods transfer to the customer. The timing of transfer of title and risk of loss is dictated by customary or explicitly stated contract terms. The Company invoices customers upon shipment, and its collection terms range, on average, from 30 to 60 days.

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

March 31, 2022

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	March 31,	March 31,
	2022	2021
Research and development services (over-time)	$219,898	$124,760
Clinical laboratory testing services (point-in-time)	4,331,867	1,425,980
Clinical laboratory testing services (over-time)	1,158,375	128,900
Product and authentication services (point-in-time):
Supply chain	115,463	67,057
Asset marking	141,657	140,169
Diagnostic test kits	180,023	784,676
Total	$6,147,283	$2,671,542

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

	Six Month Period Ended:
	March 31,	March 31,
	2022	2021
Research and development services (over-time)	$325,591	$388,473
Clinical laboratory testing services (point-in-time)	6,205,589	2,003,250
Clinical laboratory testing services (over-time)	2,484,775	324,400
Product and authentication services (point-in-time):
Supply chain	527,295	99,999
Asset marking	246,895	291,927
Diagnostic test kits	522,844	1,179,634
Total	$10,312,989	$4,287,683

Contract balances

As of March 31, 2022, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	March 31,	$
	Balance sheet classification	2021	2022	change
Contract liabilities	Deferred revenue	$281,000	$393,656	$112,656

For the three and six-month periods ended March 31, 2022, the Company recognized $3,615 and $17,397 of revenue that was included in Contract liabilities as of October 1, 2021 respectively.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Warrant Liabilities

The Company evaluated the Common Warrants in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that due to the terms of the warrant agreement, the instrument does not qualify for equity treatment. As such, the Common Warrants were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed consolidated statement of operations in the period of change.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and underwriting fees incurred.  Accordingly, in relation to the registered direct offering (See Note E), offering costs in the aggregate of $498,393 were incurred, of which $98,058 was charged to additional paid in capital, and $391,335 was allocated to the liability classified warrants,and are included in other expense in the accompanying condensed consolidated statement of operations.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

As of March 31, 2022, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Level 3 Measurements

Common Warrants: The Common Warrants (as defined in Note E), are recorded at fair value. The fair value for the Common Warrants is estimated using the Monte Carlo simulation model. Significant observable and unobservable inputs include stock price, exercise price, annual risk-free rate, term, likelihood of a fundamental transaction, and expected volatility. An increase or decrease in these inputs could significantly increase or decrease the fair value of the Common Warrants. See Note E.

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

For the three and six-month periods ended March 31, 2022 and 2021, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive. For the three and six-month periods ended March 31, 2022, the Pre-Funded warrants of 748,200 were considered outstanding in the calculation of loss per share, as the shares underlying the pre-funded warrants are issuable for minimal consideration.

Securities that could potentially dilute basic net income per share in the future were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and six-month periods ended March 31, 2022 and 2021 are as follows:

	2022	2021
Warrants	2,239,963	776,518
Stock options	1,067,614	408,085
Total	3,307,577	1,184,603

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of March 31, 2022, the Company had cash and cash equivalents of approximately $5.9 million in excess of the FDIC insurance limit.

Two customers accounted for 53%  and 14%, respectively of the Company’s revenues earned from sale of products and services for the three-month period ended March 31, 2022.  One customer accounted for 51% of the Company’s revenues earned from sales of products and services for the six-month period ended March 31, 2022.

The Company’s revenues earned from sale of products and services for the three-month period ended March 31, 2021 included an aggregate of 30% and 21% from two customers, respectively. The Company’s revenues earned from sales of products and services for the six-month period ended March 31, 2021 included an aggregate of 29% and 16% from two customers, respectively.

Two customers accounted for 74% of the Company’s accounts receivable at March 31, 2022 and two customers accounted for 67% of the Company’s accounts receivable at September 30, 2021.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2022	2021
	(unaudited)
Raw materials	$1,122,270	$786,938
Work-in-progress	13,017	—
Finished goods	275,665	582,995
Total	$1,410,952	$1,369,933

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31,	September 30,
	2022	2021
	(unaudited)
Accounts payable	$1,437,210	$2,010,410
Accrued salaries payable	892,035	655,240
Accrued technology services	583,200	150,000
Other accrued expenses	327,256	175,693
Total	$3,239,701	$2,991,343

NOTE E —CAPITAL STOCK

On February 24, 2022, the Company closed a registered direct offering (the “Offering”) in which, pursuant to the Securities Purchase Agreement dated February 21, 2022 by and between the Company and an institutional investor, the Company issued and sold 748,200 shares of the Company’s Common Stock (“Share”) and 748,200 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of the Company’s Common Stock.  The Pre-Funded Warrants have an exercise price of $0.0001 per share and were immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full.  Each Share was sold at an offering price of $2.80 and each Pre-Funded Warrant was sold at an offering price of $2.7999.  Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company issued unregistered warrants (“Common Warrants”) to purchase up to 1,496,400 shares of Common Stock. Each Common Warrant has an exercise price of $2.84 per share, is exercisable six months from the date of issuance and will expire five years from the initial exercise date on August 24, 2027.  The gross proceeds of the offering, before deducting placement agent fees and other offering expenses, were approximately $4.2 million.

After deducting underwriting discounts and commissions and other expenses related to the offering, the aggregate net proceeds were approximately $3.7 million.

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

The exercise price and number of the shares of Common Stock issuable upon the exercise of the Common Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant Agreement.  The Common Warrants are recorded as a liability in the condensed consolidated balance sheet and were recorded at fair value and will be marked to market at each period end.  The fair value of the Common Warrants upon issuance was $3,350,400. The fair value of the warrants as of March 31, 2022 was $2,567,900, which resulted in a gain in the change in fair value of Common Warrants of $782,500 for the three and six-month periods ended March 31, 2022. Additionally, the Company allocated $391,335 of transaction costs to the warrant liabilities which is included in the statement of operations.

As a result of this financing, the exercise price of the 458,813 remaining warrants issued during November 2019, 159,000 warrants issued during October 2020 and 100,000 warrants issued during December 2020 was all reduced to an exercise price of $2.80 per share in accordance with the adjustment provision contained in their respective warrant agreements. The incremental change in fair value of these warrants as a result of the triggering event was $110,105 and is recorded as a deemed dividend in the condensed consolidated statement of operations for the three and six-month periods ended March 31, 2022.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE F —WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants (see Note E) are summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2021	745,268	$6.44
Granted	2,962,413	2.11
Exercised	—	—
Cancelled or expired	(719,518)	6.16
Balance at March 31, 2022	2,988,163	$2.22

Stock Options

For the six-month period ended March 31, 2022, the Company granted 361,552 options to officers of the Company. These options have a ten-year term and vest immediately. Also, during the six-month period ended March 31, 2022, the Company granted 213,889 options to non-employee board of director members. The options granted to the non-employee board of directors have a ten-year term and vest on the one-year anniversary of the date of grant.

The fair value of options granted during the six-month period ended March 31, 2022, was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted during the six-month period ended March 31, 2022 was calculated using the following weighted average assumptions: stock price $5.57; exercise price $5.90; expected term 5.16 years; dividend yield 0; volatility 143%; and risk-free rate of 1.17%. The weighted average grant date fair value per share for the options granted during the six-month period ended March 31, 2022 was $5.90.

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period was $458,098 per annum. In November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. In October 2020, the Company exercised the one-year renewal option, extending the term for these leases until January 15, 2022. On February 1, 2002, the Company entered into a new lease for the same facility for an one-year term, expiring January 31, 2023. The base rent during the additional twelve-month period is $589,056 per annum. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During September 2021, the Company renewed this lease with a new expiration date of August 31, 2022. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of March 31, 2022 is $497,314.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases, continued

The total rent expense for the three and six-month periods ended March 31, 2022 were $146,744 and $289,696, respectively. The total rent expense for the three and six-month periods ended March 31, 2021 were $141,650 and $284,495, respectively.

Employment Agreement

The employment agreement with Dr. James Hayward, the Company’s President and Chief Executive Officer (“CEO”), entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. On July 28, 2017, the employment agreement was renewed for a successive one-year term and the employment agreement has been renewed for successive one-year terms, most recently as of June 30, 2021. Under the employment agreement, the CEO is eligible for a special aggregate cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million, plus an additional $100,000 payable for each additional $2 million of annual revenue in excess of $8 million. Pursuant to the contract, the CEO’s annual salary is $400,000. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

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

On October 29, 2021, the Board of Directors amended the existing compensatory arrangement with the CEO to increase his salary to $450,000, effective November 1, 2021. Effective March 7, 2022 the CEO voluntarily reduced his salary to $225,000.

In accordance with the terms of his employment agreement, for the six-month period ended March 31, 2022, the CEO earned a $400,000 bonus as the Company’s year to date revenue was greater than $10 million. The bonus has not yet been paid and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE H —FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized gain on change in fair value of the Common Warrants in the condensed consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note B.

The following table presents the fair value of the Company’s financial instruments as of March 31, 2022 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of March 31, 2022. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of March 31, 2022.

	Fair value at	Valuation	Unobservable		Weighted
	March 31, 2022	Technique	Input	Range	Average
Liabilities:
Common Warrants	$2,567,900	Monte Carlo simulation	Annualized volatility	72.38% - 143.91%	125%

The change in fair value of the Common Warrants for the six-month period ended March 31, 2022 is summarized as follows:

Common Warrants
Fair value at issuance February 24, 2022	$3,350,400
Change in fair value	(782,500)
Fair Value at March 31, 2022	$2,567,900

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2021, as amended, and the following factors and risks:

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

Introduction

Applied DNA develops and markets DNA-based technology solutions utilizing its LinearDNATM large-scale polymerase chain reaction (“PCR”) based manufacturing platform. Our proprietary PCR-based DNA LinearDNATM manufacturing platform produces large quantities of DNA for use in nucleic acid-based in vitro medical diagnostics and preclinical nucleic acid-based drug development and manufacturing markets (“Biotherapeutic Contract Research and Manufacturing”) and for supply chain security, anti-counterfeiting and anti-theft technology purposes (“Non-Biologic Tagging”). We also have developed or are developing multiple PCR-based molecular diagnostic test for COVID-19. Our Linea 1.0 COVID-19 Assay Kit was granted EUA by the FDA in May 2020.  However, due to our transition to our Linea 2.0 COVID-19 Assay for our COVID-19 Testing Services, we requested the voluntary withdrawal of our EUA for our Linea 1.0 COVID-19 Assay, which was granted by FDA on April 20, 2022. Our Linea 2.0 COVID-19 Assay currently holds conditional approval from NYSDOH as an LDT and is listed as an authorized test for pooled serial testing under the FDA’s serial testing umbrella EUA dated November 15, 2021. An EUA request for the Linea 2.0 COVID-19 Assay for non-serial testing is currently pending with FDA.. In addition, under our wholly owned subsidiary, ADCL, we offer a high-throughput turnkey solution for population-scale COVID-19 testing marketed as safeCircle. safeCircle is designed to look for infection within defined populations or communities utilizing high throughput PCR-based testing methodologies (the “COVID-19 Testing Services”).

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

Due to the emergence and spread of the Omicron BA.1 SARS-CoV-2 Variant of Concern, which may result in false negative results with the Linea 1.0 Assay, the Company received notice from FDA in December 2021 that it must cease the use and sale of the Linea 1.0 Assay as a primary diagnostic for COVID-19 (the “Linea 1.0 FDA Notice”). Subsequently, due to our transition to the Linea 2.0 Assay for our COVID-19 Testing Services, we requested the voluntary withdrawal of the EUA for our Linea 1.0 COVID-19 Assay, which was granted by FDA on April 20, 2022

On November 15, 2021 FDA revised its guidance document titled “Policy for Coronavirus Disease-2019 Tests During the Public Health Emergency (Revised)” (“FDA COVID-19 Testing Guidance”) to require all COVID-19 diagnostic assays conducted as Laboratory-Developed Tests (“LDTs”) to apply for EUA authorization within a 60-day period from the revised guidance’s issuance date. The FDA Guidance provides an exception for certain notified states, who can authorize in-state laboratories to develop and perform COVID-19 tests under the authority of their own State law in instances where the laboratory did not otherwise submit an EUA request to FDA. New York State is a notified state under the current FDA COVID-19 Testing Guidance.

In response to the impact of Omicron BA.1 and the Linea 1.0 FDA Notice, the Company, via its ADCL subsidiary, submitted data supporting the validation of the Linea 2.0 Assay as a laboratory developed test (LDT) to New York State Department of Health (NYSDOH) on December 2, 2021. This process complies with the current FDA COVID-19 Testing Guidance. Conditional approval for the Linea 2.0 Assay as a LDT from the NYSDOH was received on December 30, 2021. The NYSDOH conditional approval included single sample and up to 5-sample pooled testing. Use of the Linea 2.0 Assay under the NYSDOH conditional approval is limited to samples from New York State. In addition, on February 18, 2022, the Linea 2.0 Assay was listed as an authorized molecular test for pooled serial testing under the FDA’s serial testing umbrella EUA dated November 15, 2021 (the “Linea 2.0 Umbrella EUA”). The Linea 2.0 Umbrella EUA authorizes the Linea 2.0 Assay to be utilized on in up to 5-sample pooling on samples originating from all U.S. States when used as part of a serial testing program that utilizes a testing frequency of at least once a week. The Linea 2.0 Assay has not been FDA cleared or approved. The Linea 2.0 Assay is currently used in the Company’s COVID-19 Testing Services.

The Company currently manufactures the Linea 2.0 Assay at its facilities in Stony Brook.

COVID-19 Testing Services and Clinical Laboratory

We offer high throughput COVID-19 testing services to customers as a Testing-as-a-Service (TaaS) offering branded under the safeCircleTM trademark. safeCircle is a turnkey testing solution that provides for all aspects of large population COVID-19 testing – from sample collection to results reporting – for institutes of higher education, K-12 schools, businesses, and healthcare facilities, among other institutions with large populations. safeCircle utilizes serial, high-sensitivity pooled RT-PCR testing to help prevent virus spread by quickly identifying infections within a community, school, or workplace. Testing is conducted utilizing the Company’s Linea 2.0 Assay or third-party EUA-authorized assays that provides rapid results using real-time PCR (RT-PCR testing) with results returned typically within 24 to 48 hours at the Company’s Clinical Laboratory Evaluation Program (“CLEP”) permitted, CLIA-certified laboratory. For the majority of safeCircle clients, test scheduling and testing result reporting is provided though the CLEARED4 digital health platform owned and operated by Chelsea Health Solutions, LLC.

We currently provide safeCircleTM pooled testing to primary/secondary/higher education institutions, private clients, local governments, and businesses and college athletic programs. The large majority of safeCircle customers are located within New York State.

On May 10, 2021, ADCL received its New York clinical laboratory permit and its CLIA certification from the NYSDOH, CLEP, which is currently permitted for virology. As part of the Company’s COVID-19 Testing Services its laboratory provides individual COVID-19 testing utilizing the Company’s Linea 2.0 Assay or third-party EUA-authorized COVID-19 diagnostic assays. The Company’s COVID-19 Testing Services also includes pooled surveillance testing that is not regulated by FDA, CDC or CMS.

Non-Biologic Tagging and Security Products and Services

Our supply chain security business allows our customers to use non-biologic DNA (molecular) tags manufactured on our LinearDNATM platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the molecular tag. We believe our molecular tags are not economically feasible nor practical to replicate, and that our disruptive tracking platform offers broad commercial relevance across many industry verticals. The Company’s core products include:

●	SigNature® Molecular Tags produced by the Company’s LinearDNATM platform, provide an approach to authenticate goods within large and complex supply chains for materials such as cotton, and leather, in-home textiles and apparel, pharmaceuticals and nutraceuticals and other products.
●	SigNify® IF portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of molecular tags in the field, providing a front-line solution for supply chain integrity backed with forensic-level molecular tag authentication. Applied DNA’s software platform enables customers to track materials throughout a supply chain or product life.
●	CertainT trademark indicates the use of Applied DNA’s tagging, testing and tracking platforms and solutions, enabling manufacturers, brands and trade organizations to convey proof of their product claims.

Plan of Operations

General

Historically, the substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. However, most of our near-term growth in revenues has been derived from our validated COVID-19 pooled testing,  our COVID-19 Surveillance Testing and sales of our COVID-19 Assay Kit. We also expect future growth in revenues to be derived from the manufacturing of DNA products for the biotechnology and in vitro diagnostic markets. To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. We are also seeking to establish a revenue stream from our iCTC Technology. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note B to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2022 and 2021

Revenues

Product revenues

For the three-month periods ended March 31, 2022 and 2021, we generated $408,351 and $965,110 in revenues from product sales, respectively. Product revenues decreased by $556,759 or 58% for the three-month period ended March 31, 2022, as compared to the three-month period ended March 31, 2021. The decrease in product revenues was primarily related to a decrease of approximately $605,000 in sales of our LineaTM COVID-19 Assay Kit, which was attributable to sales pursuant to our contract with Stony Brook University Hospital.   This decrease was offset by an increase of approximately $85,000 in Textiles.  The increase in Textiles revenue was primarily attributable to the shipment of a DNA transfer unit for the tagging of cotton in Egypt.

Service revenues

For the three-month periods ended March 31, 2022 and 2021, we generated $248,690 and $151,552 in revenues from sales of services, respectively. The increase in service revenues of $97,138 or 64% for the three-month period ended March 31, 2022, as compared to the same period in the prior fiscal year is attributable to an increase of approximately $106,000 for research and development projects in our biopharmaceutical market.

Clinical laboratory service revenues

For the three-month periods ended March 31, 2022 and 2021 we generated $5,490,242 and $1,554,880 in revenues from our clinical laboratory testing services, respectively. Clinical laboratory testing service revenues increased by $3,935,362, or 253% for the three-month period ended March 31, 2022, as compared to the same period in the prior fiscal year. The increase in revenue is primarily due to an increase in demand for COVID-19 testing services during the three-month period ended March 31, 2022 compared to the same period during fiscal 2021. Of this increase, approximately $3,289,000 in testing services related to our contract with the City University of New York, which commenced during august 2021.

Gross Profit

Gross profit for the three-month period ended March 31, 2022, increased by $757,511 or 44% from $1,730,974, for the three-month period ended March 31, 2021 to $2,488,485. The gross profit percentage was 40% and 65% for the three-month periods ended March 31, 2022 and 2021, respectively. The decline in the gross profit percentage was the result of a significant portion of our clinical laboratory service revenues coming from the testing contracts where we also provide and staff the testing centers, as these contracts have higher costs associated with them as compared to our surveillance testing contracts.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2022 increased by $321,550 or 10% to $3,412,777 as compared to $3,091,227 for the three-month period ended March 31, 2021. The increase is attributable to an increase in total payroll of approximately $740,000.  The increase in total payroll is due to an increase of approximately $143,000 for regular payroll, as well as the three months ended March 31, 2021 having a reversal of an accrual of approximately $817,000 for an accrued bonus that was forgiven by the CEO.   The increase was also due to an increase in insurance expense of approximately $129,000, which is related to an increase in our Directors and Officers insurance policy premiums.  These increases were offset by a decreases of approximately $376,000 and $169,000 in stock-based compensation and professional fees, respectively.

Research and Development

Research and development expenses increased to $1,070,041 for the three-month period ended March 31, 2022 from $955,738 for the three-month period ended March 31, 2021, an increase of $114,303 or 12%. This increase is primarily due to an increase in service contracts to support our continued research and development efforts, related to our ongoing animal vaccine study.

Interest income, net

Interest income, net for the three-month periods ended March 31, 2022 and 2021, was $5,540 and$13,841, respectively.

Other expense, net

Other expense for the three-month periods ended March 31, 2022 and 2021, was $162,169 and $54,873, respectively. The increase of $107,296 is due to an increase in franchise tax relating to calendar year 2021.

Gain on Extinguishment of Notes Payable

Gain on extinguishment of notes payable for the three-month period ended March 31, 2021 of $839,945 relates to the full forgiveness of our Paycheck Protection Program (“PPP”) loan. The gain on extinguishment represents the carrying value of the loan on the forgiveness date.

Transaction cost allocated to warrant liabilities

Transaction cost allocated to warrant liabilities for the three-month period ended March 31, 2022 was $391,335.

Unrealized gain on change in fair value of the Common Warrants

Unrealized gain on change in fair value of Common Warrants for the three-month period ended March 31, 2022 of $782,500 relates to the change in fair value of the Common Warrants issued as part of the Offering (see Note E of the accompanying condensed consolidated financial statements).  The gain on change in fair value represents the difference between the fair value of the Common Warrants on the issuance date compared to the fair value as of March 31, 2022.

Net Loss

Net loss increased $242,719 or 16% to $1,759,757 for the three-month period ended March 31, 2022 compared to $1,517,078 for the three-month period ended March 31, 2021 due to the factors noted above.

Comparison of Results of Operations for the Six-Month Periods Ended March 31, 2022 and 2021

Revenues

Product revenues

For the six-month periods ended March 31, 2022, and 2021, we generated $1,234,662 and $1,515,207 in revenues from product sales, respectively. Product revenues decreased by $280,545 or 19% for the six-month period ended March 31, 2022, as compared to the six-month period ended March 31, 2021. The decrease in product revenues was primarily related to an decrease of approximately $650,000 in sales of our LineaTM COVID-19 Assay Kit, which was attributable to sales pursuant to our contract with Stony Brook University Hospital offset by an increase of $411,000 of sales in the textile market relating to protecting the cotton supply chain, as well as shipment of a DNA transfer unit for the tagging of cotton in Egypt.

Service revenues

For the six-month periods ended March 31, 2022, and 2021, we generated $387,963 and $444,826 in revenues from sales of services, respectively. The decrease in service revenues of $56,863 or 13% for the six-month period ended March 31, 2022, as compared to the same period in the prior fiscal year is attributable to a decrease of approximately $110,000 for research and development projects in our pharmaceutical/nutraceutical markets offset by a $44,000 increase in biopharmaceutical markets.

Clinical laboratory service revenues

For the six-month periods ended March 31, 2022 and 2021 we generated $8,690,364 and $2,327,650 in revenues from our clinical laboratory testing services, respectively. Clinical laboratory testing service revenues increased by $6,362,714, or 273% for the six-month period ended March 31, 2022, as compared to the same period in the prior fiscal year. The increase in revenue is primarily due to an increase in demand for COVID-19 testing services during the first half of fiscal 2022 compared to the same period during fiscal 2021. Of this increase, approximately $5,308,000 in testing services related to our contract with the City University of New York, which began testing in August 2021.

Gross Profit

Gross profit for the six-month period ended March 31, 2022, increased by $766,289 or 27% from $2,831,344 for the six-month period ended March 31, 2021 to $3,597,623. The gross profit percentage was 35% and 66% for the six-month periods ended March 31, 2022 and 2021, respectively. The decline in the gross profit percentage was the result of a significant portion of our clinical laboratory service revenues coming from the testing contracts where we also provide and staff the test collection centers, as these contracts have higher costs associated with them as compared to our surveillance testing contracts. To a lesser extent this decrease in gross profit percentage was also due to product sales mix, as sales during the six-month period ended March 31, 2021 included a higher volume of sales of our LineaTM COVID-19 Assay Kit, which are at a higher gross margin.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended March 31, 2022 increased by $1,674,069 or 26% to $8,074,950 as compared to $6,400,881 for the six-month period ended March 31, 2021. The increase is primarily attributable to an increase in stock-based compensation expense of $752,000 primarily relating to officer stock option grants that vested immediately, as well as to the annual non-employee board of director grant that vests one-year from the date of grant. The remainder of the increase relates to an increase in insurance expense of approximately $261,000, primarily related to an increase in our Directors and Officers insurance policy premiums and payroll of $764,000.  The increase in total payroll is primarily due to the six-month period ended March 31, 2021 having a reversal of an accrual of approximately $817,000 for an accrued bonus that was forgiven by the CEO.

Research and Development

Research and development expenses increased to $2,150,137 for the six-month period ended March 31, 2022 from $1,719,546 for the six-month period ended March 31, 2021, an increase of $430,591 or 25%. This increase is primarily due to increased outsourced service contracts of approximately $227,000, as well as increased depreciation expense of approximately $141,000 and to a lesser extent payroll expense. These increases were to support our continued research and development efforts, primarily related to our ongoing animal vaccine study, as well as next generation sequencing projects.

Interest income, net

Interest income, net for the six-month periods ended March 31, 2022 and 2021, was of $5,813 and $8,403, respectively.

Other expense, net

Other expense, net for the six-month periods ended March 31, 2022 and 2021, was $250,222 and $108,733, respectively. The increase of $141,489 is due to franchise tax associated with calendar year 2021.

Transaction cost allocated to warrant liabilities

Transaction cost allocated to warrant liabilities for the six-month period ended March 31, 2022 was $391,335.

Unrealized gain on change in fair value of the Common Warrants

Unrealized gain on change in fair value of Common Warrants for the six-month period ended March 31, 2022 of $782,500 relates to the change in fair value of the Common Warrants issued as part of the Offering (see Note E of the accompanying condensed consolidated financial statements).  The gain on change in fair value represents the difference between the fair value of the Common Warrants on the issuance date compared to the fair value as of March 31, 2022.

Loss on Extinguishment of Convertible Notes Payable

Loss on extinguishment of convertible notes payable of $1,774,662 for the six-month period ended March 31, 2021 relates to the repayment of convertible notes that were originally issued during July 2019. The loss on extinguishment represents the difference between the fair value of the convertible notes, including the fair value of the replacement warrants issued, on the repayment date compared to its carrying value.

Gain on Extinguishment of Notes Payable

Gain on extinguishment of notes payable for the six-month period ended March 31, 2021 of $839,945 relates to the full forgiveness of the Company’s PPP loan. The gain on extinguishment represents the carrying value of the loan on the forgiveness date.

Net Loss

Net loss increased $156,568 or 2% to $6,480,708 for the six-month period ended March 31, 2022 compared to $6,324,140 for the six-month period ended March 31, 2021 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2022, we had working capital of $7,522,158. For the six-month period ended March 31, 2022, we used cash in operating activities of $3,963,780 consisting primarily of our loss of $6,480,708 net with non-cash adjustments of $641,615 in depreciation and amortization charges, an unrealized gain on change in fair value of the Common Warrants of $782,500, $1,972,835 in stock-based compensation expense and $10,000 of bad debt expenses. Additionally, we had a net decrease in operating assets of $90,121 and a net increase in operating liabilities of $584,857. Cash used in investing activities of $170,217 was for the purchase of property and equipment. Cash flows from financing activities of $4,091,833 was from the February 2022 registered direct offering.

We have recurring net losses, which have resulted in a net loss of $6,480,708 and generated negative operating cash flow of $3,963,780 for the six-month period ended March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on December 9, 2021, as amended, as updated and supplemented below and in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

The ongoing military conflict between Russia and Ukraine has caused geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the U.S. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict have resulted in financial market volatility and capital markets disruption, potentially increasing in magnitude, and could have severe adverse effects on regional and global economic markets and international relations. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

None.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

On February 21, 2022, we entered into a securities purchase agreement (“Securities Purchase Agreement”) with an institutional investor (“Purchaser”). Pursuant to the Securities Purchase Agreement, we agreed to sell in a registered direct offering (“Registered Direct Offering”) 1,496,400 shares of our Common Stock, and/or pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of Common Stock to the extent that the Purchaser determines, in its sole discretion, that such Purchaser would beneficially own in excess of 4.99% (or at the Purchaser’s election, 9.99%). The Pre-Funded Warrants have an exercise price of $0.0001 per share and are immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $2.80 and each Pre-Funded Warrant is being sold at an offering price of $2.7999 (equal to the purchase price per Share minus the exercise price of the Pre-Funded Warrant). Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), we also agreed to issue to the Purchaser unregistered warrants (“Common Warrants”) to purchase up to 1,496,400 shares of Common Stock. Each Common Warrant has an exercise price of $2.84 per share, is exercisable six months from the date of issuance and will expire five years from the initial exercise date.

Roth Capital Partners, LLC (the “Placement Agent”) acted as the exclusive placement agent for the Offerings, pursuant to a placement agency agreement (the “Placement Agreement”), dated February 21, 2022, by and between the Company and the Placement Agent.

The closing of the Offerings took place on February 24, 2022 (the “Closing Date”). The Shares and the Pre-Funded Warrants were offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-238557) initially filed with the Securities and Exchange Commission (the “Commission”) on May 21, 2020 and declared effective on June 1, 2020. A prospectus supplement relating to the Registered Direct Offering was filed with the Commission on February 23, 2022. None of the Common Warrants or the shares of Common Stock issuable upon the exercise of the Common Warrants are registered under the Securities Act of 1933 as amended (the “Securities Act”). The Common Warrants and shares of Common Stock issuable upon exercise thereof were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder for transactions not involving a public offering.

The net proceeds from the Offerings were approximately $3.7 million. Net proceeds are what we received after paying the placement agent’s fees and other expenses of the offering. The net proceeds exclude the proceeds, if any, from the exercise of the Pre-funded Warrants and the Common Warrants sold in the Offerings.

We intend to use the net proceeds received from the Offerings for general corporate purposes, including working capital, and to advance the adoption of our LinearDNA™ manufacturing platform. The actual allocation of proceeds realized from the Offerings will depend upon our operating revenues and cash position and our working capital requirements.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	01/16/2009
4.1	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	002-90539	02/22/2022
4.2	Form of Common Stock Purchase Warrant	8-K	4.2	002-90539	02/22/2022
10.2	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC, dated February 21, 2022.	8-K	10.1	002-90539	02/22/2022
10.3	Form of Securities Purchase Agreement.	8-K	10.2	002-90539	02/22/2022
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

Applied DNA Sciences, Inc.

Dated: May 12, 2022	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 12, 2022	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)