Form 10-Q
period 2022-06-30
APPLIED DNA SCIENCES INC
filed 2022-08-11
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐   Yes    ☒    No

On August 8, 2022, the registrant had 12,882,520 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2022

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,681,878	$6,554,948
Accounts receivable, net of allowance of $39,821 and $29,821 at June 30, 2022 and September 30, 2021, respectively	2,858,966	2,804,039
Inventories	1,172,320	1,369,933
Prepaid expenses and other current assets	554,639	568,881
Total current assets	9,267,803	11,297,801

Property and equipment, net	2,557,475	3,023,915
Other assets:
Deposits	94,982	95,040
Total assets	$11,920,260	$14,416,756

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,527,131	$2,991,343
Deferred revenue	757,264	281,000
Total current liabilities	4,284,395	3,272,343

Long term accrued liabilities	31,467	31,467
Common Warrant liability	809,700	—
Total liabilities	5,125,562	3,303,810

Commitments and contingencies (Note G)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of June 30, 2022 and September 30, 2021, 8,982,520 and 7,486,120 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	8,984	7,488
Additional paid in capital	298,624,138	295,228,272
Accumulated deficit	(291,836,869)	(284,122,092)
Applied DNA Sciences, Inc. stockholders’ equity:	6,796,253	11,113,668
Noncontrolling interest	(1,555)	(722)
Total equity	6,794,698	11,112,946

Total liabilities and equity	$11,920,260	$14,416,756

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product revenues	$219,765	$639,637	$1,454,427	$2,154,844
Service revenues	182,796	234,070	570,759	678,896
Clinical laboratory service revenues	3,893,810	826,613	12,584,174	3,154,263
Total revenues	4,296,371	1,700,320	14,609,360	5,988,003

Cost of product revenues	307,049	577,480	1,211,959	1,215,499
Cost of clinical laboratory service revenues	2,950,064	538,626	8,760,520	1,356,956
Total cost of product and clinical laboratory service revenues	3,257,113	1,116,106	9,972,479	2,572,455

Gross profit	1,039,258	584,214	4,636,881	3,415,548

Operating expenses:
Selling, general and administrative	3,013,967	2,883,812	11,224,015	9,349,647
Research and development	863,025	1,142,111	3,013,162	2,861,657
Total operating expenses	3,876,992	4,025,923	14,237,177	12,211,304

LOSS FROM OPERATIONS	(2,837,734)	(3,441,709)	(9,600,296)	(8,795,756)

Interest income	—	3,572	5,813	11,975
Loss on extinguishment of debt	—	—	—	(1,774,662)
Gain on extinguishment of notes payable	—	—	—	839,945
Unrealized gain on change in fair value of the Common Warrants	1,758,200	—	2,540,700	—
Transaction costs related to warrant liabilities	—	—	(391,335)	—
Other expense, net	(45,263)	(8,578)	(160,387)	(52,357)

Loss before provision for income taxes	(1,124,797)	(3,446,715)	(7,605,505)	(9,770,855)

Provision for income taxes	—	—	—	—

NET LOSS	(1,124,797)	(3,446,715)	(7,605,505)	(9,770,855)

Less: Net loss (income) attributable to noncontrolling interest	576	(2,278)	833	(4,494)
NET LOSS attributable to Applied DNA Sciences, Inc.	(1,124,221)	(3,448,993)	(7,604,672)	(9,775,349)
Deemed dividend related to warrant modifications	—	—	110,105	—
NET LOSS attributable to common stockholders	$(1,124,221)	$(3,448,993)	$(7,714,777)	$(9,775,349)

Net loss per share attributable to common stockholders-basic and diluted	$(0.13)	$(0.48)	$(0.94)	$(1.45)

Weighted average shares outstanding- basic and diluted	8,982,520	7,235,031	8,184,807	6,724,503

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine-Month Period Ended June 30, 2022
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2021	7,486,120	$7,488	$295,228,272	$(284,122,092)	$(722)	$11,112,946
Stock based compensation expense	—	—	1,699,920	—	—	1,699,920
Options issued in settlement of accrued bonus	—	—	300,000	—	—	300,000
Net loss	—	—	—	(4,721,766)	855	(4,720,911)
Balance, December 31, 2021	7,486,120	$7,488	$297,228,192	$(288,843,858)	$133	$8,391,955
Stock based compensation expense	—	—	272,915	—	—	272,915
Deemed dividend - warrant repricing	—	—	110,105	(110,105)	—	—
Common stock issued in public offering, net of offering costs	748,200	748	4,091,085	—	—	4,091,833
Fair value of warrants issued in connection with public offering	—	—	(3,350,400)	—	—	(3,350,400)
Net loss	—	—	—	(1,758,685)	(1,112)	(1,759,797)
Balance, March 31, 2022	8,234,320	$8,236	$298,351,897	$(290,712,648)	$(979)	$7,646,506
Stock based compensation expense	—	—	272,914	—	—	272,914
Exercise of warrants	748,200	748	(673)	—	—	75
Net loss	—	—	—	(1,124,221)	(576)	(1,124,797)
Balance, June 30, 2022	8,982,520	$8,984	$298,624,138	$(291,836,869)	$(1,555)	$6,794,698

	Nine Month Period Ended June 30, 2021
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2020	5,142,779	$5,144	$275,548,737	$(269,835,650)	$(8,725)	$5,709,506
Exercise of warrants	518,551	519	2,605,010	—	—	2,605,529
Fair value of warrants issued in connection with convertible note repayment	—	—	1,643,440	—	—	1,643,440
Stock based compensation expense	—	—	571,498	—	—	571,498
Net loss	—	—	—	(4,809,556)	2,494	(4,807,062)
Balance, December 31, 2020	5,661,330	$5,663	$280,368,685	$(274,645,206)	$(6,231)	$5,722,911
Common stock issued in public offering, net of offering costs	1,810,000	1,810	13,754,697	—	—	13,756,507
Exercise of warrants	1,600	2	8,398	—	—	8,400
Exercise of options cashlessly	13,190	13	(13)	—	—	—
Stock based compensation expense	—	—	649,248	—	—	649,248
Net loss	—	—	—	(1,516,800)	(278)	(1,517,078)
Balance, March 31, 2021	7,486,120	$7,488	$294,781,015	$(276,162,006)	$(6,509)	$18,619,988
Stock based compensation expense	—	—	410,429	—	—	410,429
Net loss	—	—	—	(3,448,993)	2,278	(3,446,715)
Balance, March 31, 2021	7,486,120	$7,488	$295,191,444	$(279,610,999)	$(4,231)	$15,583,702

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,605,505)	$(9,770,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962,800	544,564
Loss on extinguishment of convertible notes payable	—	1,774,662
Gain on extinguishment of notes payable	—	(839,945)
Unrealized gain on change in fair value of the Common Warrants	(2,540,700)	—
Stock-based compensation	2,245,749	1,631,175
Provision for bad debts	10,000	6,245
Change in operating assets and liabilities:
Accounts receivable	(64,928)	(549,273)
Inventories	815,294	68,251
Prepaid expenses and other current assets and deposits	(603,439)	242,882
Accounts payable and accrued liabilities	586,379	(1,525,355)
Deferred revenue	476,264	(258,229)

Net cash used in operating activities	(5,718,086)	(8,675,878)

Cash flows from investing activities:
Purchase of property and equipment	(246,892)	(1,642,277)

Net cash used in investing activities	(246,892)	(1,642,277)

Cash flows from financing activities:

Net proceeds from exercise of warrants	75	2,613,929
Net proceeds from issuance of common stock and warrants	4,091,833	13,756,507
Repayment of convertible notes	—	(1,665,581)
Net cash provided by financing activities	4,091,908	14,704,855

Net (decrease) increase in cash and cash equivalents	(1,873,070)	4,386,700
Cash and cash equivalents at beginning of period	6,554,948	7,786,743
Cash and cash equivalents at end of period	$4,681,878	$12,173,443

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Interest paid in kind	$—	$28,329
Deemed dividend warrant modifications	$110,105	$—
Property and equipment acquired, and included in accounts payable	$249,468	$132,270
Issuance of stock options for payment of accrued bonus	$300,000	$—
Fair value of warrants issued	$3,350,400	$1,074,118

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company developing technologies to produce and detect deoxyribonucleic acid (“DNA”). Using the polymerase chain reaction (“PCR”) to enable both the production and detection of DNA, for use in three primary markets: (i) the manufacture of DNA for use in nucleic acid-based therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA in molecular diagnostics testing services (“MDx Testing Services”); and (iii)  the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”). Under its MDx Testing Services, the Company’s wholly owned subsidiary, Applied DNA Clinical Labs, LLC (“ADCL”), is offering a high-throughput turnkey solution for population-scale COVID-19 testing marketed as safeCircleTM. safeCircle utilizes the Company’s COVID-19 Diagnostic Tests and is designed to look for infection within defined populations or communities utilizing high throughput testing methodologies (the “COVID-19 Testing Services”).

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2022, and for the three and nine-month periods ended June 30, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2021 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 9, 2021, as amended. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. The condensed consolidated balance sheet as of September 30, 2021 contained herein has been derived from the audited consolidated financial statements as of September 30, 2021 but does not include all disclosures required by GAAP.

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

Liquidity

The Company has recurring net losses, which have resulted in an accumulated deficit of $291,836,869 as of June 30, 2022.  The Company incurred a net loss of $7,605,505 and generated negative operating cash flow of $5,718,086 for the nine-month period ended June 30, 2022. At June 30, 2022 the Company had cash and cash equivalents of $4,681,878 and working capital of $4,983,408.

The Company’s current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities.  Through June 30, 2022, the Company has dedicated most of its financial resources to commercialization of its MDx Testing Services, specifically its COVID-19 Testing Services, as well as to research and development efforts, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Liquidity, continued

As discussed in Note I, on August 8, 2022, the Company closed on a public offering of 3,000,000 shares of Common Stock and warrants, at a purchase price of $4.00 per share.  The gross proceeds, before deducting the placement agent’s fees and other offering expenses were $12 million.  Also on August 8, 2022, the Company received $3.6 million in proceeds from the exercise of 900,000 Series B Warrants.

The Company has alleviated the substantial doubt of a going concern through the cash received from the August 2022 public offering and the warrant exercises, discussed above, as well as collection of its accounts receivable. The Company estimates that it will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	June 30,	June 30,
	2022	2021
Research and development services (over-time)	$152,732	$197,812
Clinical laboratory testing services (point-in-time)	2,506,976	695,213
Clinical laboratory testing services (over-time)	1,386,834	131,400
Product and authentication services (point-in-time):
Supply chain	43,243	23,947
Asset marking	127,075	113,721
Diagnostic test kits and supplies	79,511	538,227
Total	$4,296,371	$1,700,320

	Nine Month Period Ended:
	June 30,	June 30,
	2022	2021
Research and development services (over-time)	$472,539	$586,285
Clinical laboratory testing services (point-in-time)	8,712,565	2,698,463
Clinical laboratory testing services (over-time)	3,871,609	455,800
Product and authentication services (point-in-time):
Supply chain	570,252	123,947
Asset marking	380,039	386,160
Diagnostic test kits and supplies	602,356	1,737,348
Total	$14,609,360	$5,988,003

Contract balances

As of June 30, 2022, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, are reported as deferred revenue on the condensed consolidated balance sheet.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	June 30,	$
	Balance sheet classification	2021	2022	change
Contract liabilities	Deferred revenue	$281,000	$757,264	$476,264

For the three and nine-month periods ended June 30, 2022, the Company recognized $11,582 and $28,979 of revenue that was included in Contract liabilities as of October 1, 2021 respectively.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and underwriting fees incurred.  Accordingly, in relation to the registered direct offering (See Note E), offering costs in the aggregate of $498,393 were incurred, of which $98,058 was charged to additional paid in capital, and $391,335 was allocated to the liability classified warrants, and are included in other expense in the accompanying condensed consolidated statement of operations for the nine-month period ended June 30, 2022.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments continued

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

As of June 30, 2022, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

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

For the three and nine-month periods ended June 30, 2022 and 2021, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and nine-month periods ended June 30, 2022 and 2021 are as follows:

	2022	2021
Warrants	2,239,963	745,268
Stock options	1,063,143	452,485
Total	3,303,106	1,197,753

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of June 30, 2022, the Company had cash and cash equivalents of approximately $4.0 million in excess of the FDIC insurance limit.

One customer accounted for 64% and 55%, respectively of the Company’s revenues earned from sale of products and services for the three-month and nine-month periods ended June 30, 2022.

The Company’s revenues earned from sale of products and services for the three-month period ended June 30, 2021 included an aggregate of 30% from one customer. The Company’s revenues earned from sales of products and services for the nine-month period ended June 30, 2021 included an aggregate of 28% and 12% from two customers, respectively.

Two customers accounted for 84% of the Company’s accounts receivable at June 30, 2022 and two customers accounted for 67% of the Company’s accounts receivable at September 30, 2021.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2022	2021
	(unaudited)
Raw materials	$1,091,796	$786,938
Work-in-progress	21,362	—
Finished goods	59,162	582,995
Total	$1,172,320	$1,369,933

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30,	September 30,
	2022	2021
	(unaudited)
Accounts payable	$1,841,627	$2,010,410
Accrued salaries payable	1,257,234	655,240
Accrued technology services	242,900	150,000
Other accrued expenses	185,370	175,693
Total	$3,527,131	$2,991,343

NOTE E —CAPITAL STOCK

On February 24, 2022, the Company closed a registered direct offering (the “Offering”) in which, pursuant to the Securities Purchase Agreement dated February 21, 2022 by and between the Company and an institutional investor, the Company issued and sold 748,200 shares of the Company’s Common Stock (“Share”) and 748,200 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of the Company’s Common Stock.  The Pre-Funded Warrants have an exercise price of $0.0001 per share and were immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full.  Each Share was sold at an offering price of $2.80 and each Pre-Funded Warrant was sold at an offering price of $2.7999.  Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company issued unregistered warrants (“Common Warrants”) to purchase up to 1,496,400 shares of Common Stock. Each Common Warrant has an exercise price of $2.84 per share, is exercisable six months from the date of issuance and will expire five years from the initial exercise date on August 24, 2027.  The gross proceeds of the offering, before deducting placement agent fees and other offering expenses, were approximately $4.2 million. On June 9, 2022, all of the 748,200 Pre-Funded Warrants were exercised.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE E —CAPITAL STOCK, continued

The exercise price and number of the shares of Common Stock issuable upon the exercise of the Common Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant Agreement.  The Common Warrants are recorded as a liability in the condensed consolidated balance sheet and were recorded at fair value and will be marked to market at each period end.  The fair value of the Common Warrants upon issuance was $3,350,400. The fair value of the warrants as of June 30, 2022 was $809,700, which resulted in a gain in the change in fair value of Common Warrants of $1,758,200 and $2,540,700 for the three and nine-month periods ended June 30, 2022, respectively. Additionally, the Company allocated $391,335 of transaction costs to the warrant liabilities which is included in the condensed consolidated statement of operations for the nine-month period ended June 30, 2022.

As a result of this financing, the exercise price of the 458,813 remaining warrants issued during November 2019, 159,000 warrants issued during October 2020 and 100,000 warrants issued during December 2020 was all reduced to an exercise price of $2.80 per share in accordance with the adjustment provision contained in their respective warrant agreements. The incremental change in fair value of these warrants as a result of the triggering event was $110,105 and is recorded as a deemed dividend in the condensed consolidated statement of operations for the nine-month period ended June 30, 2022.

NOTE F —WARRANTS AND STOCK OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants (see Note E) are summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2021	745,268	$6.44
Granted	2,962,413	2.11
Exercised	(748,200)	0.0001
Cancelled or expired	(719,518)	6.16
Balance at June 30, 2022	2,239,963	$2.96

Stock Options

For the nine-month period ended June 30, 2022, the Company granted 361,552 options to officers of the Company. These options have a ten-year term and vest immediately. Also, during the nine-month period ended June 30, 2022, the Company granted 213,889 options to non-employee board of director members. The options granted to the non-employee board of directors have a ten-year term and vest on the one-year anniversary of the date of grant.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE F —WARRANTS AND STOCK OPTIONS, continued

The fair value of options granted during the nine-month period ended June 30, 2022, was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted during the nine-month period ended June 30, 2022 was calculated using the following weighted average assumptions: stock price $5.55; exercise price $7.09; expected term 5.16 years; dividend yield 0; volatility 143%; and risk-free rate of 1.18%. The weighted average grant date fair value per share for the options granted during the nine-month period ended June 30, 2022 was $0.74.

NOTE G — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and expired on May 31, 2017, with the option to extend the lease for two additional three-year periods. The Company has exercised its option to extend the lease for one additional three-year period ending May 31, 2019. The base rent during the additional three-year period was $458,098 per annum. In November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. In October 2020, the Company exercised the one-year renewal option, extending the term for these leases until January 15, 2022. On February 1, 2022, the Company entered into a new lease for the same facility for an one-year term, expiring January 31, 2023. The base rent during the additional twelve-month period is $589,056 per annum. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During September 2021, the Company renewed this lease with a new expiration date of August 31, 2022. The base rent is approximately $6,500 per annum. The Company’s total short-term lease obligation as of June 30, 2022 is $348,579.

The total rent expense for the three and nine-month periods ended June 30, 2022 were $148,735 and $438,431, respectively. The total rent expense for the three and nine-month periods ended June 30, 2021 were $138,661 and $423,157, respectively.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(unaudited)

NOTE G — COMMITMENTS AND CONTINGENCIES, continued

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

Employment Agreement continued

On October 29, 2021, the Board of Directors amended the existing compensatory arrangement with the CEO to increase his salary to $450,000, effective November 1, 2021. Effective March 7, 2022 the CEO voluntarily reduced his salary to $225,000.

In accordance with the terms of his employment agreement, for the nine-month period ended June 30, 2022, the CEO earned a $600,000 bonus as the Company’s year to date revenue was greater than $10 million. The bonus has not yet been paid and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

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

June 30, 2022

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

The following table presents the fair value of the Company’s financial instruments as of June 30, 2022 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of June 30, 2022. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2022.

	Fair value at	Valuation	Unobservable		Weighted
	June 30, 2022	Technique	Input	Range	Average
Liabilities:
Common Warrants	$809,700	Monte Carlo simulation	Annualized volatility	72.08% - 141.39%	125%

The change in fair value of the Common Warrants for the three-month period ended June 30, 2022 is summarized as follows:

Common Warrants
Fair value at April 1, 2022	$2,567,900
Change in fair value	(1,758,200)
Fair Value at June 30, 2022	$809,700

The change in fair value of the Common Warrants for the nine-month period ended June 30, 2022 is summarized as follows:

Common Warrants
Fair value at issuance February 24, 2022	$3,350,400
Change in fair value	(2,540,700)
Fair Value at June 30, 2022	$809,700

NOTE I —SUBSEQUENT EVENTS

On August 8, 2022, the Company closed on a public offering of 3,000,000 shares of its common stock (or common stock equivalents in lieu thereof), together with Series A warrants to purchase up to 3,000,000 shares of its common stock and Series B warrants to purchase up to 3,000,000 shares of its common stock at a combined offering price to the public of $4.00 per share (or $3.9999 per common stock equivalent with an exercise price of $0.0001) and associated warrants, priced at a premium to market under Nasdaq rules. The Series A warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire five years following the date of issuance. The Series B warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire thirteen months following the date of issuance.   The gross proceeds to the Company from the offering were approximately $12 million, before deducting the placement agent’s fees and other offering expenses payable by the Company.

Warrant Exercises

On August 8, 2022, 900,000 of the Series B warrants, from the August 2022 public offering, were exercised for total gross proceeds of $3,600,000.

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

Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designed to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “seek”, “budget”, , “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future.   You should read statements that contain these words carefully because they:

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2021, as amended, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	our business strategy and the timing of our expansion plans;
●	demand for our Therapeutic DNA Production Services;
●	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;
●	regulatory approval and compliance for our Therapeutic DNA Production Services;
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning product candidates for our technologies; and

●	our expectations of when or if we will become profitable.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	the inherent uncertainties associated with clinical trials of product candidates;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates;
●	the inherent uncertainties associated with commercialization of products that have received regulatory clearance or approval;
●	economic and industry conditions generally and in our specific markets;
●	we may conduct a reverse stock split of our common stock to meet the requirements of Nasdaq which may adversely impact the market price and liquidity of our common stock;
●	the volatility of, and decline in, our stock price; and
●	our current lack of financing for operations and our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Introduction

Applied DNA Sciences is a biotechnology company developing technologies to produce and detect deoxyribonucleic acid (“DNA”). Using the polymerase chain reaction (“PCR”) to enable both the production and detection of DNA, we operate in three primary business markets: (i) the manufacture of DNA for use in nucleic acid-based therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA in molecular diagnostics testing services (“MDx Testing Services”); and (iii)  the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”).

Our growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation (“CDMO”) for the manufacture of DNA for nucleic acid-based therapies and the development of our own product candidates in veterinary health. To offset these development costs, we plan to leverage our MDx Testing Services and our DNA Tagging and Security Products and Services business to generate cashflows.

Therapeutic DNA Production Services

Through our LinearRx, Inc. (“LRx”) subsidiary we are developing and commercializing the LinearDNA (“linDNA”) platform. The linDNA platform enables the rapid, efficient, and large-scale cell-free manufacture of high-fidelity DNA sequences for use in nucleic acid-based therapeutics. The linDNA platform enzymatically produces a linear form of DNA we call ‘linDNA’ that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years.

We believe our enzymatic linDNA platform has numerous advantages over existing cell-based plasmid DNA manufacturing platforms. Plasmid-based DNA manufacturing is based on the complex, costly and time-consuming biological process of amplifying DNA in living cells. Once amplified, the DNA must be separated from the living cells and other process contaminants via multiple rounds of purification, adding further complexity and costs. Unlike plasmid-based DNA manufacturing, the linDNA platform does not require living cells and instead amplifies DNA via the enzymatic process of PCR. The linDNA platform is simple, with only four ingredient inputs, and can rapidly produce very large quantities of DNA without the need for complex purification steps.

We believe the key advantages of the linDNA platform include:

●	Speed – Production of linDNA can be measured in terms of hours, not days and weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – linDNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences such as plasmid backbone and antibiotic resistance genes, inherent to plasmid DNA, are not present in linDNA.
●	Simplicity – The production of linDNA is streamlined relative to plasmid-based DNA production. linDNA requires only four ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – DNA produced via the linDNA platform can be easily chemically modified to suit specific customer applications. In addition, the linDNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include inverted terminal repeats (ITRs)

and polyadenylation sequences (poly (A) tail) important to gene therapy and messenger RNA (“mRNA”) therapies, respectively.

Preclinical studies have shown that linDNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

●	therapeutic and prophylactic DNA vaccines;
●	DNA templates for in vitro transcription to produce ribonucleic acid (“RNA”), including mRNA; and
●	adoptive cell therapy manufacturing.

Further, we believe that linDNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	CRISPR-mediated homology-directed repair (“HDR”); and
●	non-viral gene therapy.

As of the fourth quarter of calendar 2021, there were 3,483 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q4 2021 Quarterly Report). Due to what we believe are the linDNA platform’s numerous advantages over legacy plasmid-based DNA manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for linDNA to supplant plasmid DNA in the manufacture of nucleic acid-based therapies.

Our linDNA is currently manufactured pursuant to Good Laboratory Practices (“GLP”) that we believe are sufficient for pre-clinical discovery and development of nucleic acid-based therapies. In addition, for indirect clinical use of linDNA (i.e., where linDNA is a starting material but is not incorporated into the final therapeutic product, as is the case with the production of mRNA or certain viral vectors), we believe that high-quality grade GLP linDNA is sufficient for clinical and commercial stage customers of our Therapeutic DNA Production Services. For the direct clinical use of our linDNA (i.e., nucleic acid-based therapies where our linDNA is incorporated into the final therapeutic product, as in the production of DNA vaccines, adoptive cell therapies and certain gene therapies) we believe clinical and commercial stage customers of our Therapeutic DNA Production Services will generally require our manufacturing facilities to meet current Good Manufacturing Practices (“cGMP”). We currently do not have any manufacturing facilities that meet cGMP. We will need to develop and maintain manufacturing facilities that meet cGMP to support customers that wish to use our linDNA for direct clinical use. In the longer term, we believe that the development and maintenance of a cGMP manufacturing facility for linDNA will benefit the entirety of our Therapeutic DNA Production Services business, in both direct and indirect clinical applications.

Our business strategy for the linDNA platform is (i) to utilize our current GLP linDNA production capacity to secure CDMO contracts to supply linDNA to pre-clinical therapy developers, as well as clinical and commercial therapy developers and manufacturers that are pursuing therapeutics that require the indirect clinical use of linDNA; and (ii) upon our development of cGMP linDNA production facilities, to secure CDMO contracts with clinical stage therapy developers and commercial manufactures to supply linDNA for direct clinical use.

In addition, we plan to leverage our Therapeutic DNA Production Services and deep knowledge of PCR to develop and monetize, ourselves or with strategic partners, one or more linDNA-based therapeutic or prophylactic vaccines for the veterinary health market. Currently, we have in-licensed a therapeutic DNA vaccine candidate against canine lymphoma, which accounts for up to 24% of all cancers in canines. Our lymphoma vaccine candidate has been licensed from Takis S.R.L and EvviVax, S.R.L. for exclusive use by the Company in association with our linDNA platform, and is subject to certain commercialization milestones. We believe the linDNA platform provides a substantial advantage to the development and monetization of a therapeutic DNA vaccine against canine lymphoma.

MDx Testing Services

Through Applied DNA Clinical Labs, LLC (“ADCL”), our clinical laboratory subsidiary, we leverage our expertise in DNA detection via PCR to provide and develop clinical molecular diagnostics (“MDx”) testing services. ADCL is a New York State Department of Health (“NYSDOH”) Clinical Laboratory Evaluation Program (“CLEP”) permitted, Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory which is currently permitted for virology. In providing MDx testing services, ADCL employs its own or third-party molecular diagnostic tests.

Under our MDx testing services, ADCL provides COVID-19 testing for large populations marketed under our safeCircleTM trademark. Leveraging ADCL’s customizable high-throughput robotic pooled testing workflow and the Cleared4 digital health platform owned and operated by Cleared4 Inc. (the “Cleared4 Platform”), our safeCircle testing service is an adaptable turnkey large population COVID-19 testing solution that provides for all aspects of COVID-19 testing, including test scheduling, sample collection and automated results reporting. Our safeCircle testing service utilizes high-sensitivity robotically pooled real-time PCR (“RT-PCR”) testing to help prevent virus spread by quickly identifying COVID-19 infections within a community, school, or workplace. Our safeCircle COVID-19 testing is performed using either the Company’s internally developed Linea 2.0 RT-PCR Assay, a NYSDOH conditionally approved laboratory developed test (“LDT”) or third-party emergency use authorization (“EUA”)-authorized RT-PCR COVID-19 assays. Our safeCircle testing service also incorporates the Cleared4 Platform to enable large-scale digital test scheduling, in-field sample collection and registration, and results reporting. By leveraging the combination of our robotic pooled workflows and the Cleared4 Platform, our safeCircle testing services typically return testing results within 24 to 48 hours. We provide safeCircle testing services to primary/secondary/higher education institutions, private clients, and businesses and college athletic programs primarily located in New York State.

In addition to our safeCircle testing services, we are currently developing and validating pharmacogenetics (“PGx”) testing services. Our PGx testing services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx testing services are designed to interrogate DNA targets on over 35 genes and provide genotyping information relevant to certain cardiac, mental health and pain management drug therapies. We believe the economics of complex MDx testing services such as PGx are more favorable to the Company as compared to high volume, low complexity MDx tests such as COVID-19 testing. Our PGx testing services will require NYSDOH approval prior to initiating our patient testing services. If approved, we plan to commercialize our PGx testing services by offering PGx clinical reference laboratory testing services to other clinical laboratories and healthcare facilities nationwide.

Going forward, our business strategy for ADCL is to leverage our deep knowledge of PCR to develop and commercialize high complexity, high value and differentiated MDx testing services that will be offered to other clinical laboratories and healthcare facilities as clinical reference laboratory testing services. We believe operating as a clinical reference laboratory has several advantages when compared to operating as a typical clinical non-reference laboratory, including:

●	the ability to leverage our deep expertise in PCR to develop and perform high-value esoteric MDx testing services not performed by conventional clinical non-reference laboratories;
●	reduced sample acquisition costs;
●	reduced marketing costs; and
●	a national customer base that may lead to a larger total addressable market.

The clinical reference laboratory services market is forecasted to have incremental growth of $26.0B between 2020 and 2025 with a 6.71% compound annual growth rate (“CAGR”). We believe that the rapidly increasing number of specialized MDx tests for early disease detection, disease prognosis, disease risk, companion diagnostics and personalized medicine will drive an increase in the demand for highly specialized MDx clinical reference laboratory services.

DNA Tagging and Security Products and Services

By leveraging our expertise in both the manufacture and detection of DNA via PCR, our DNA Tagging and Security Products and Services allow our customers to use non-biologic DNA tags manufactured on our linDNA platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the DNA tag. We believe our DNA tags are not economically feasible nor practical to replicate, and that our disruptive tracking platform offers broad commercial relevance across many industry verticals. The Company’s core DNA Tagging and Security Products and Services, which are marketed collectively as a platform under the trademark CertainT®, include:

●	SigNature® Molecular Tags, which are short non-biologic DNA taggants produced by the Company’s linDNA platform, provide a methodology to authenticate goods within large and complex supply chains for materials such as cotton, leather, pharmaceuticals, nutraceuticals and other products.
●	SigNify® IF portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of the Company’s DNA tags in the field, providing a front-line solution for supply chain integrity backed with forensic-level molecular tag authentication. The Company’s software platform enables customers to track materials throughout a supply chain or product life.
●	fiberTyping®, which uses PCR-based DNA detection to determine a cotton cultivar, and other product genotyping services that utilize PCR-based DNA detection to detect a product’s naturally occurring DNA sequences for the purposes of product provenance authentication and supply chain security.

Our DNA Tagging and Security Products and Services are fully developed, highly scalable, and currently used in several commercial applications. To date, our largest commercial application for our DNA Tagging and Security Products and Services is in the tracking and provenance authentication of cotton. Cotton home textile products utilizing our DNA Tagging and Security Products and Services are available in national retail chains including Costco® and Bed Bath & Beyond®.

We believe that the Uyghur Forced Labor Prevention Act (“UFLPA”), signed into law on December 23, 2021, may be helpful to increase demand for our DNA Tagging and Security Products and Services. The UFLPA establishes a rebuttable presumption that any goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of the People’s Republic of China are not entitled to entry to the United States. The presumption applies unless the importer of record has complied with specified conditions and, by clear and convincing evidence, shown that the goods were not produced using forced labor. On June 17, 2022, an implementation strategy for the UFLPA was published that listed DNA tagging as evidence that importers may present to potentially prove that a good did not originate in XUAR or did not benefit from forced labor. Approximately 20% of the world’s cotton garments contain cotton that originated in the XUAR.

Our business plan is to leverage growing consumer demand for product traceability and the newly enacted UFLPA to expand our existing partnerships and seek new partnerships for our DNA Tagging and Security Products and Services with a focus on cotton and synthetic fibers.

Intellectual Property

The proprietary nature of and protection for our various technologies and know-how are important to our business. Our success depends in part on our ability to protect the proprietary nature of our technologies and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek and maintain patent protection in the United States and internationally for our various technologies associated with our three primary business markets. We endeavor to patent or in-license technology, inventions and improvements that we consider important to the development of our business. We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

Because the development of our Therapeutic DNA Production Services and MDx Testing Services businesses are at an early stage, our intellectual property portfolio with respect to certain technologies associated with these businesses are also at an early stage. As further described below, we have filed or intend to file patent applications on certain technologies associated with these business markets, and as we continue the development of our technologies, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success.

We cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. Any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, see “Risk Factors — Risks Related to Our Intellectual Property.”

As of July 1, 2022, our patent portfolio included the following issued and pending patent applications applicable to each of our three primary business markets:

●	Therapeutic DNA Production Services
o	5 issued patents and 10 pending patent applications in the United States
o	11 issued foreign patents and 5 pending foreign patent applications
●	MDx Testing Services
o	5 issued patents and 1 pending patent applications in the United States
o	4 issued foreign patents and 1 pending foreign patent applications
●	DNA Tagging and Security Products and Services
o	28 issued patents and 5 pending patent applications in the United States
o	47 issued foreign patents and 14 pending foreign patent applications

In addition to patent protection, we also rely on trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. In our Therapeutic DNA Production Services, we currently rely heavily on trade secret protection. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, or our manufacturing processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products or services may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention.

Plan of Operations

General

Historically, the substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. However, most of our near-term growth in revenues has been derived from our validated COVID-19 pooled testing,  and our COVID-19 Surveillance Testing. We also expect future growth in revenues to be derived from our Therapeutic DNA Production Services and our MDx testing services.   To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world.  We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity.

Recent Developments

Successful Expression of linDNA Encapsulated by Lipid Nanoparticles (“LNPs”)

Via our LRx subsidiary, we have recently demonstrated the successful expression of linDNA encapsulated by LNPs in vitro and in in vivo (mice studies). The LNP-encapsulated linDNA encoded generic reporter proteins. For the mice studies, successful expression of the LNP-encapsulated linDNA was achieved via intramuscular (“IM”) injection administered without the use of concurrent electroporation. This is our first successful animal study using LNP-mediated IM delivery, and its first successful animal study to achieve in vivo expression without the use of concurrent electroporation.

Development of Monkeypox MDx Testing Services

Via our ADCL subsidiary, we are developing PCR-based MDx testing services for the Monkeypox virus. The testing services are being developed as a NYSDOH LDT. Analytical validation of our Monkeypox testing services are currently underway. Once validation is complete, we will submit our validation data to NYSDOH. Our Monkeypox testing services will require NYSDOH approval prior to initiating our testing services.

Public Offering

On August 8, 2022, we closed on a public offering of 3,000,000 shares of our common stock (or common stock equivalents in lieu thereof), together with Series A warrants to purchase up to 3,000,000 shares of our common stock and Series B warrants to purchase up to 3,000,000 shares of our common stock at a combined offering price to the public of $4.00 per share (or $3.9999 per common stock equivalent with an exercise price of $0.0001) and associated warrants, priced at a premium to market under Nasdaq rules. The Series A warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire five years following the date of issuance. The Series B warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire thirteen months following the date of issuance. The gross proceeds to us from the offering were approximately $12 million, before deducting the placement agent’s fees and other offering expenses payable us.

Warrant Exercises

On August 8, 2022, 900,000 of the Series B warrants were exercised for total gross proceeds of $3,600,000.

Critical Accounting Policies and Recently Issued Accounting Pronouncements

See Note B to the accompanying unaudited condensed consolidated financial statements for our critical accounting policies and recent accounting pronouncements.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2022 and 2021

Revenues

Product revenues

For the three-month periods ended June 30, 2022 and 2021, we generated $219,765 and $639,637 in revenues from product sales, respectively. Product revenues decreased by $419,872 or 66% for the three-month period ended June 30, 2022, as compared to the three-month period ended June 30, 2021. The decrease in product revenues was primarily related to a decrease of approximately $459,000 in sales of our diagnostic test kits and supplies, which was attributable to sales pursuant to our contract with Stony Brook University Hospital.   This decrease was offset by an increase of approximately $35,000 in  our pharmaceutical/nutraceutical market.

Service revenues

For the three-month periods ended June 30, 2022 and 2021, we generated $182,796 and $234,070 in revenues from sales of services, respectively. The decrease in service revenues of $51,274 or 22% for the three-month period ended June 30, 2022, as compared to the same period in the prior fiscal year is attributable to a decrease for research and development projects in our biopharmaceutical market.

Clinical laboratory service revenues

For the three-month periods ended June 30, 2022 and 2021 we generated $3,893,810 and $826,613 in revenues from our clinical laboratory testing services, respectively. Clinical laboratory testing service revenues increased by $3,067,197, or 371% for the three-month period ended June 30, 2022, as compared to the same period in the prior fiscal year. The increase in revenue is primarily due to an increase in demand for COVID-19 testing services during the three-month period ended June 30, 2022 compared to the three-month period ended June 30, 2021. Of this increase, approximately $2,773,000 in testing services related to our contract with the City University of New York, which commenced during August 2021.

Gross Profit

Gross profit for the three-month period ended June 30, 2022, increased by $455,044 or 78% from $584,214, for the three-month period ended June 30, 2021 to $1,039,258. The gross profit percentage was 24% and 34% for the three-month periods ended June 30, 2022 and 2021, respectively. The decline in the gross profit percentage was the result of a significant portion of our clinical laboratory service revenues coming from the testing contracts where we also provide and staff the testing centers, as these contracts have higher costs associated with them as compared to our surveillance testing contracts.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended June 30, 2022 increased by $130,155 or 5% to $3,013,967 as compared to $2,883,812 for the three-month period ended June 30, 2021. The increase is attributable to an increase in payroll of approximately $200,000 for a bonus accrual for the CEO, in accordance with his employment agreement.  The increase was also due to an increase in insurance expense of approximately $129,000, which is related to an increase in our Directors and Officers insurance policy premiums.  These increases were offset by decreases of approximately $138,000 and $82,000 in stock-based compensation and professional fees, respectively.

Research and Development

Research and development expenses decreased to $863,025 for the three-month period ended June 30, 2022 from $1,142,111 for the three-month period ended June 30, 2021, a decrease of $279,086 or 24%. This decrease is primarily due to purchases relating to our clinical lab build out as well as for research projects related to genetic sequencing and isotopic research analysis projects that took place during the three-month period ended June 30, 2021.

Other expense, net

Other expense for the three-month periods ended June 30, 2022 and 2021, was $45,263 and $8,578, respectively. The increase of $36,685 is due to an increase in royalty fees during the three-month period ended June 30, 2022.

Unrealized gain on change in fair value of the Common Warrants

Unrealized gain in change in fair value of Common Warrants for the three-month period ended June 30, 2022 of $1,758,200 relates to the change in fair value of the Common Warrants issued as part of the Offerings (see Note E of the accompanying condensed consolidated financial statements).  The gain on change in fair value represents the difference between the fair value of the Common Warrants on March 31, 2022 compared to the fair value as of June 30, 2022.

Net Loss

Net loss decreased $2,321,918 or 67% to $1,124,797 for the three-month period ended June 30, 2022 compared to $3,446,715 for the three-month period ended June 30, 2021 due to the factors noted above.

Comparison of Results of Operations for the Nine-Month Periods Ended June 30, 2022 and 2021

Revenues

Product revenues

For the nine-month periods ended June 30, 2022, and 2021, we generated $1,454,427 and $2,154,844 in revenues from product sales, respectively. Product revenues decreased by $700,417 or 33% for the nine-month period ended June 30, 2022, as compared to the nine-month period ended June 30, 2021. The decrease in product revenues was primarily related to an decrease of approximately $1,116,000 in sales of our diagnostic test kits and supplies, which was attributable to sales pursuant to our contract with Stony Brook University Hospital offset by an increase of approximately $415,000 of sales in the textile market relating to protecting the cotton supply chain, as well as shipment of a DNA transfer unit for the tagging of cotton in Egypt.

Service revenues

For the nine-month periods ended June 30, 2022, and 2021, we generated $570,759 and $678,896 in revenues from sales of services, respectively. The decrease in service revenues of $108,137 or 16% for the nine-month period ended June 30, 2022, as compared to the same period in the prior fiscal year is attributable to a decrease of approximately $146,000 for research and development projects in our pharmaceutical/nutraceutical markets offset by a $51,000 increase in textiles.

Clinical laboratory service revenues

For the nine-month periods ended June 30, 2022 and 2021 we generated $12,584,174 and $3,154,263 in revenues from our clinical laboratory testing services, respectively. Clinical laboratory testing service revenues increased by $9,429,911, or 299% for the nine-month period ended June 30, 2022, as compared to the same period in the prior fiscal year. The increase in revenue is primarily due to an increase in demand for COVID-19 testing services during the first half of fiscal 2022 compared to the same period during fiscal 2021. Of this increase, approximately $8,081,000 in testing services related to our contract with the City University of New York, which began testing in August 2021.

Gross Profit

Gross profit for the nine-month period ended June 30, 2022, increased by $1,221,333 or 36% from $3,415,548 for the nine-month period ended June 30, 2021 to $4,636,881. The gross profit percentage was 32% and 57% for the nine-month periods ended June 30, 2022 and 2021, respectively. The decline in the gross profit percentage was the result of a significant portion of our clinical laboratory service revenues coming from the testing contracts where we also provide and staff the test collection centers, as these contracts have higher costs associated with them as compared to our surveillance testing contracts.

Costs and Expenses

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended June 30, 2022 increased by $1,874,368 or 20% to $11,224,015 as compared to $9,349,647 for the nine-month period ended June 30, 2021. The increase is primarily attributable to an increase in stock-based compensation expense of $615,000 primarily relating to officer stock option grants that vested immediately, as well as to the annual non-employee board of director grant that vests one-year from the date of grant. The remainder of the increase relates to an increase in insurance expense of approximately $390,500, primarily related to an increase in our Directors and Officers insurance policy premiums and payroll of  approximately $990,000.  The increase in total payroll is primarily due to the nine-month period ended June 30, 2021 having a reversal of an accrual of approximately $817,000 for an accrued bonus that was forgiven by the CEO.

Research and Development

Research and development expenses increased to $3,013,162 for the nine-month period ended June 30, 2022 from $2,861,657 for the nine-month period ended June 30, 2021, an increase of $151,505 or 5%. This increase is primarily due to increased outsourced service contracts of approximately $263,000, as well as increased depreciation expense of approximately $141,000. These increases were to support our continued research and development efforts, primarily related to our ongoing animal vaccine study, as well as next generation sequencing projects. These increases were offset by a decrease of approximately $180,000 in laboratory equipment, as well as a decrease of approximately $43,000 related to cannabis projects during the nine-month period ended June 30, 2021.

Interest income, net

Interest income, net for the nine-month periods ended June 30, 2022 and 2021, was of $5,813 and $11,975, respectively.

Other expense, net

Other expense, net for the nine-month periods ended June 30, 2022 and 2021, was $160,387 and $52,357, respectively. The increase of $108,030 is due to an increase in royalty fees during the first nine months of fiscal 2022.

Transaction cost allocated to warrant liabilities

Transaction cost allocated to warrant liabilities for the nine-month period ended June 30, 2022 was $391,335.

Unrealized gain on change in fair value of the Common Warrants

Unrealized gain on change in fair value of Common Warrants for the nine-month period ended June 30, 2022 of $2,540,700 relates to the change in fair value of the Common Warrants issued as part of the Offering (see Note E of the accompanying condensed consolidated financial statements).  The gain on change in fair value represents the difference between the fair value of the Common Warrants on the issuance date compared to the fair value as of June 30, 2022.

Loss on Extinguishment of Convertible Notes Payable

Loss on extinguishment of convertible notes payable of $1,774,662 for the nine-month period ended June 30, 2021 relates to the repayment of convertible notes that were originally issued during July 2019. The loss on extinguishment represents the difference between the fair value of the convertible notes, including the fair value of the replacement warrants issued, on the repayment date compared to its carrying value.

Gain on Extinguishment of Notes Payable

Gain on extinguishment of notes payable for the nine-month period ended June 30, 2021 of $839,945 relates to the full forgiveness of the Company’s PPP loan. The gain on extinguishment represents the carrying value of the loan on the forgiveness date.

Net Loss

Net loss decreased $2,165,350 or 22% to $7,605,505 for the nine-month period ended June 30, 2022 compared to $9,770,855 for the nine-month period ended June 30, 2021 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2022, we had working capital of $4,983,408. For the nine-month period ended June 30, 2022, we used cash in operating activities of $5,718,086 consisting primarily of our loss of $7,605,505 net with non-cash adjustments of $962,800 in depreciation and amortization charges, an unrealized gain on change in fair value of the Common Warrants of $2,540,700, $2,245,749 in stock-based compensation expense and $10,000 of bad debt expenses. Additionally, we had a net decrease in operating assets of $146,927 and a net increase in operating liabilities of $1,062,643. Cash used in investing activities of $246,892 was for the purchase of property and equipment. Cash flows from financing activities of $4,091,908 was from the February 2022 registered direct offering.

We have recurring net losses, which have resulted in an accumulated deficit of $291,836,869 as of June 30, 2022.  Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities.  Through June 30, 2022, we have dedicated most of our financial resources to commercialization of our MDx Testing Services, specifically our COVID-19 Testing Services, as well as to research and development efforts, including the development and validation of our own technologies as well as, advancing our intellectual property, and general and administrative activities.

As discussed in Note I to the accompanying condensed consolidated financial statements, on August 8, 2022, we closed on a public offering of 3,000,000 shares of Common Stock, and warrants (or Common Stock equivalents), at a purchase price of $4.00 per share.  The gross proceeds, before deducting the placement agent’s fees and other offering expenses were $12 million.  On August 8, 2022, the Company received $3.6 million in proceeds from the exercise of 900,000 Series B Warrants.

We have alleviated the substantial doubt of a going concern through the cash received from the August 2022 public offering and the warrant exercises, discussed above, as well as collection of our accounts receivable. We estimate that we will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report.

We may require additional funds to complete the continued development of our products, services, product manufacturing, and to fund expected additional losses from operations until revenues are sufficient to cover our operating expenses. If revenues are not sufficient to cover our operating expenses, and if we are not successful in obtaining the necessary additional financing, we will most likely be forced to reduce operations.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

Risk Factor Summary

This summary does not address all of the risks that we face. Additional discussions of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q before making investment decisions.

●	We have produced limited revenues. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.
●	Our new emphasis on Therapeutic DNA Production Services and MDx Testing Services may reduce our ability to maintain and expand our existing DNA Tagging and Security Products and Services businesses.
●	We may encounter difficulties in managing our growth, and these difficulties could impair our profitability.
●	If we are unable to expand our DNA manufacturing capacity, we could lose revenue and our business could suffer.
●	Rapidly changing technology and extensive competition in synthetic biology could make the services or products we are developing obsolete or non-competitive unless we continue to develop new and improved services or products and pursue new market opportunities.
●	Our operating results could be adversely affected by a reduction in business with our significant customers.
●	Pharmaceutical and biologic products are highly complex, and if we or our collaborators and customers are unable to provide quality and timely offerings to our respective customers, our business could suffer.
●	Pharmaceutical and biologic-related revenue will be dependent on our collaborators’ and customers’ demand for our manufacturing services.
●	Our under-development monkeypox virus testing services may not be successfully developed or validated for submission to the NYSDOH, and if approved by the NYSDOH, there may be limited demand for such testing.
●	Our safeCircleTM COVID-19 testing service could become obsolete or its utility could be significantly diminished.
●	We may be unable to consistently manufacture or source our products to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.
●	We will need to develop and maintain manufacturing facilities that meet current Good Manufacturing Practices.
●	If we fail to successfully identify, finance and develop our linDNA platform, our commercial opportunities in pharmaceuticals and biologics may be limited.
●	The markets for our drug and biologic candidates and synthetic DNA are very competitive, and we may be unable to continue to compete effectively in these industries in the future.
●	The markets for our supply chain security and product authentication solutions are very competitive, and we may be unable to continue to compete effectively in these industries in the future.
●	We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products.
●	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
●	Pharmaceutical and biologic-related revenue is generally dependent on regulatory approval, oversight and compliance.
●	Our product candidates or the product candidates of our collaborators or customers may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.
●	If the FDA were to begin to enforce regulation of LDTs, we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.
●	If we fail to comply with laboratory licensing requirements, we could lose the ability to offer our clinical testing services or experience disruptions to our business.

●	If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
●	If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations.
●	There are a large number of shares of common stock underlying our outstanding options and warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.
●	If we fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.
●	If we are unable to obtain additional financing our business operations may be harmed or discontinued.
●	We may have conflicts of interest with our affiliates and related parties, and in the past we have engaged in transactions and entered into agreements with affiliates that were not negotiated at arms’ length.

Risks Relating to Our Business:

We have produced only limited revenues. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

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

Our opportunities in pharmaceuticals and biologics will require substantial additional funding. We may not be successful in our efforts to create a pipeline of product candidates, to develop commercially successful products, or to develop commercially successful biologic production. If we fail to successfully identify, finance and develop product candidates and/or fail to develop commercially successful biologic production, our commercial opportunities in pharmaceuticals and biologics may be limited.

We have no pharmaceutical or biologic products approved for commercial sale and have not generated any revenue from pharmaceutical or biologic product sales. Identifying, developing, obtaining regulatory approval and commercializing pharmaceutical and biologic product candidates and biologic production will require substantial additional funding beyond our current available resources and is prone to the risks of failure inherent in drug or biologic development. Developing product candidates and biologic production is expensive, and we expect to spend substantial amounts as we fund our early-stage research projects, engage in preclinical development of early-stage programs and, in particular, advance program candidates through preclinical development and clinical trials.

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

Our revenue earned from the sale of product and services for the three and nine-month periods ended June 30, 2022 included an aggregate of 64% and 55%, respectively of our total revenue from one customer. At June 30, 2022, two customers accounted for an aggregate of 84% of our total accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

Fluctuations in quarterly results may cause a decline in the price of our common stock.

Our revenues and profitability are difficult to predict due to the nature of the markets in which we compete, as well as our recent entry into new markets and products, fluctuating user demand, the uncertainty of current and future global economic conditions, and for many other reasons, including that our operating results are highly dependent on the volume and timing of orders received during a quarter, which are difficult to forecast. Customers generally order on an as-needed basis and we typically do not obtain firm, long-term purchase commitments from our customers. The quarterly fluctuations in operating results described above may cause a decline in the price of our common stock.

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

Third parties may use our products in ways that could damage our reputation.

After our customers have received our products, we do not have any control over their use and our customers may use them in ways that are harmful to our reputation as a supplier of synthetic DNA products. In addition, while we plan to establish a biosecurity program designed to ensure that third parties do not obtain our products for malevolent purposes, we cannot guarantee that these preventative measures, once instituted, will eliminate or reduce the risk of the domestic and global opportunities for the misuse of our products. Accordingly, in the event of such misuse, our reputation, future revenue and operating results may suffer.

Our business could be adversely impacted by inflation.

Increases in inflation may have an adverse effect on our business. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies as well as the ongoing military conflict between Russia and Ukraine. Continuing increases in inflation could impact the overall demand for our products, our costs for labor, material and services, and the margins we are able to realize on our products, all of which could have an adverse impact on our business, financial position, results of operations and cash flows.

We may encounter difficulties in managing our growth, and these difficulties could impair our profitability.

Currently, we are working simultaneously on multiple projects, expanding our DNA manufacturing capacity as well as targeting several market sectors, including activities in the diagnostics, therapeutics, and the product security sectors. These diversified operations and activities place significant demands on our limited resources and require us to substantially expand the capabilities of our technical, administrative, and operational resources.

If we are unable to manage this growth effectively, our shipments to our customers could be impacted, our time and resources could be diverted from other products and offerings and our business and operating results could suffer. Our ability to manage our operations and costs, including research and development, costs of components, manufacturing, sales and marketing, requires us to continue to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

Our new emphasis on Therapeutic DNA Production Services and MDx Testing Services may reduce our ability to maintain and expand our existing DNA Tagging and Security Products and Services businesses.

Our new emphasis on Therapeutic DNA Production Services and MDx Testing Services may divert funding and our limited managerial and other resources from our existing DNA Tagging and Security Products and Services businesses. This may have the effect of reducing opportunities to grow or maintain revenues in our existing businesses while at the same time we may fail to achieve the revenues and growth we seek in our Therapeutic DNA Production Services and MDx Testing Services business.

Risks Relating to Manufacturing, Development, and Industries:

If we are unable to expand our DNA manufacturing capacity, we could lose revenue and our business could suffer.

In order to expand our manufacturing capacity for our DNA production, including our linDNA platform, we need to either build additional internal manufacturing capacity, contract with one or more partners, or both. Our technology and the production process for our DNA production are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA production, and addressing these difficulties may cause us to divert our time and resources from our other product offerings. There is no assurance that we will be able to continue to increase manufacturing capacity internally or that we will find one or more suitable partners to help us towards this objective, in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA manufacturing equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our DNA products, which could result in lost revenue and materially harm our business, financial condition and results of operations.

Rapidly changing technology and extensive competition in synthetic DNA could make the services or products we are developing obsolete or non-competitive unless we continue to develop and manufacture new and improved services or products and pursue new market opportunities.

The synthetic DNA industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry demands and standards. Our future success will depend on our ability to continually improve the services we are developing and producing, to develop and introduce new services that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand, and the utility and value of new products and services developed by us may not be accepted in the markets served by the new services. Our inability to gain market acceptance of existing products and services in new markets or market acceptance of new products and services could harm our future operating results. Our future success also depends on our ability to manufacture these new and improved products and services to meet customer demand in a timely and cost-effective manner, including our ability to resolve manufacturing issues that may arise as we commence production of any new products and services we develop.

In addition, there is extensive competition in the synthetic DNA industry, and our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological development by others may result in our technologies, as well as products developed using our technologies, becoming obsolete. Our ability to compete successfully will depend on our ability to develop proprietary technologies and services that are technologically superior to and/or are less expensive than our competitors’ technologies and products. Our competitors may be able to develop competing and/or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time.

Pharmaceutical and biologic products and services are highly complex, and if we or our collaborators and customers are unable to provide quality and timely offerings to our respective customers, our business could suffer.

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

We will need to develop and maintain manufacturing facilities that meet current Good Manufacturing Practices.

Since a primary focus of our business will be contract manufacturing of synthetic DNA, it will be critical for us to be able to produce sufficient quantities of materials required for the manufacture of our product candidates or the product candidates of our collaborators or customers for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards. If we are unable to provide such manufacturing supplies or fail to do so on commercially-reasonable terms, we may not be able to successfully produce sufficient supply of product candidate(s) or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

Our customers will rely on us for synthetic DNA and other biological materials that are used in their discovery and development programs. These materials can be difficult to produce and occasionally have variability from the product specifications. Any disruption in the supply of these biological materials consistent with our product specifications could materially adversely affect our business. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. We may also have lower yields in manufacturing batches, which can increase our costs and slow our development timelines. Improper storage of these materials, by us or any third-party storage facilities, may require us to destroy some of our biological raw materials or product candidates.

We also face risks that we may fail to synthesize and manufacture our customers’ product candidates in accordance with their product specifications, and the possibility of termination or nonrenewal of the agreement by our customers at a time that is costly or damaging to us.

In addition, the FDA and other regulatory authorities require that our products be manufactured according to cGMP and similar foreign standards relating to methods, facilities, and controls used in the manufacturing, processing, and packing of the product, which are intended to ensure that biological products are safe and that they consistently meet applicable requirements and specifications.

Pharmaceutical manufacturers are required to register their facilities and list their products manufactured after beginning drug manufacturing and then annually thereafter with the FDA and certain state and foreign agencies. If the FDA or a comparable foreign regulatory authority does not approve our customers’ product candidates at any of our proposed contract manufacturer’s facilities, or if we fail to maintain a compliance status acceptable to the FDA or a comparable foreign authority, our customers may need to find alternative manufacturing facilities, which would significantly impact our ability to supply our customers’ product candidates, if approved. Any discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of such incidents.

If we were unable to provide a solution in time, our customers’ clinical trials could be delayed, thereby limiting our commercial activities associated with those products. The sale of our customers’ products could contain other defects could adversely affect our business, financial condition, and results of operations. Any failure by us or another third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our customers’ candidates and, therefore, affect our business.

Pharmaceutical manufacturers are also subject to extensive pre- and post-marketing oversight by the FDA and comparable regulatory authorities in the jurisdictions where the product is being studied or marketed, which include periodic unannounced and announced inspections by the FDA to assess compliance with cGMP requirements. If an FDA inspection of our facilities reveals conditions that the FDA determines not to comply with applicable regulatory requirements, the FDA may issue observations through a Notice of Inspectional Observations or a “Form FDA 483”. If observations in the Form FDA 483 are not addressed in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter or pursue other forms of enforcement action. Any failure by us or another contract manufacturers to comply with cGMP or to provide adequate and timely corrective actions in response to deficiencies identified in a regulatory inspection could result in enforcement action that could impact our ability to attract and maintain other contract manufacturing arrangements or lead to a shortage of our customers’ products and harm our business, including withdrawal of approvals previously granted, seizure, injunction or other civil or criminal penalties. The failure of us or another manufacturer to address any concerns raised by the FDA or foreign regulators could also lead to plant shutdown or the delay or withholding of product approval by the FDA in additional indications, or by foreign regulators in any indication. Certain countries may impose additional requirements on the manufacturing of drug products or drug substances, on us as contract manufacturers, as part of the regulatory approval process for products in such countries. The failure by us or other third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain contract manufacturing arrangements with our customers in one or more countries.

Our business also depends on the ability of our collaborators and customers to manufacture the pharmaceutical or biologic products that incorporate our products. If the FDA determines that our collaborators and customers are not in compliance with FDA laws and regulations, including those governing cGMP regulations, the FDA may deny New Drug Application (“NDA”) or Biologics License Application (“BLA”) approval until the deficiencies are corrected. Even if our collaborators or customers obtain regulatory approval for any of their product candidates, there is no assurance that they will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our collaborators or customers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our under-development monkeypox virus testing services may not be successfully developed or validated for submission to the NYSDOH, and if  approved by the NYSDOH, there may be limited demand for such testing.

Our under-development monkeypox virus testing services may not be successfully developed or validated for submission to the NYSDOH, and if  approved by the NYSDOH, there may be limited demand for such testing.  Even if our monkeypox vaccine testing services are approved by the NYSDOH, demand could be limited for a variety of reasons, including competing testing services, an end to the current pandemic, or widespread vaccination.

Our safeCircleTM COVID-19 testing service could become obsolete or its utility could be significantly diminished.

Surveillance testing is not regulated by the FDA and Centers for Medicare & Medicaid Services (“CMS”) has stated that CLIA certification is not required to conduct surveillance testing. ADCL is offering its safeCircleTM surveillance testing in compliance with current Centers for Disease Control and Prevention (“CDC”), FDA, CMS and NYSDOH recommendations. The regulatory framework or recommendations regarding COVID-19 Surveillance Testing could change at any time. In addition, our pooled COVID-19 screening testing is conducted via a NYSDOH conditionally approved LDT. In the event that NYSDOH revokes the conditional approval or declines to fully approve the LDT, ADCL will be required to utilize a third-party EUA-authorized COVID-19 assay and potentially stop utilizing pooled testing.

Further, our COVID-19 testing may become obsolete for a variety of reasons, including an end to the current pandemic, mutations in the genome of the SARS-CoV-2 virus, or the development and widespread distribution of a vaccine, including the vaccines developed by Pfizer-BioNTech, Moderna, and Johnson & Johnson for which the FDA has granted emergency use authorization or approval. In addition, the utility of these services will also diminish if positivity rates reach levels high enough to render surveillance testing ineffective or inefficient.

We have limited experience producing and supplying our products. We may be unable to consistently manufacture or source our products to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.

As we continue to scale commercially and develop new products, and as our products incorporate increasingly sophisticated technology, it will become more difficult to ensure our products are produced in the necessary quantities while maintaining quality. There is no assurance that we or our third-party manufacturers will be able to continue to manufacture our products so that our technology consistently achieves the product specifications and produces results with acceptable quality. Any future design issues, unforeseen manufacturing problems, such as contamination of our or our manufacturers’ facilities, equipment malfunctions, aging components, quality issues with components and materials sourced from third-party suppliers, or failures to strictly follow procedures or meet specifications, may have a material adverse effect on our brand, business, reputation, results of operations and financial condition and could result in us or our third-party manufacturers losing International Organization for Standardization (ISO) or quality management certifications. If our third-party manufacturers fail to maintain ISO quality management certifications, our customers might choose not to purchase products from us.

In addition, as we scale our commercial operations, we will also need to make corresponding improvements to other operational functions, such as our customer support, service and billing systems, compliance programs and internal quality assurance programs. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available. As we develop additional products, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications.

An inability to manufacture products and components that consistently meet specifications, in necessary quantities, at commercially acceptable costs and without significant delays, may have a material adverse effect on our business, results of operations, financial condition and prospects.

We must continue to secure and maintain sufficient and stable supplies of components and raw materials.

Certain disruptions in supply of, and changes in the competitive environment for, components and raw materials integral to the manufacturing of our products may adversely affect our profitability. We use a broad range of materials and supplies in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially and adversely affect our revenues and profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case, may adversely affect our ability to maintain production of our products and achieve profitability. Unforeseen discontinuation or unavailability of certain components, such as enzymes or nucleotides, each of which we currently primarily source from single supplier, could cause backorders as we modify our product specifications to accommodate replacement components. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to manufacture our products and ship them to our customers in a timely fashion, or at all, which would adversely affect our sales, margins and customer relations.

The markets for our drug and biologic candidates and synthetic DNA are very competitive, and we may be unable to continue to compete effectively in these industries in the future.

The principal markets for our drug and biologic candidates and synthetic DNA are intensely competitive. We compete with many existing suppliers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the product candidates that we have or may develop and may be more successful than us in producing and marketing their existing products. Some of our competitors that operate in the nucleic-acid based therapeutic, biologics and DNA manufacturing markets include: Precigen, Inc., Aldevron, LLC, Cobra Biologics, Limited, Integrated DNA Technologies, Inc., 4basebio PLC, Ziopharm Oncology, Inc., MaxCyte, Inc., Touchlight Genetics Ltd., Generation Bio, Co., Novartis AG, Kite Pharma, Inc., Juno Therapeutics, Inc., Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC, Gene Art, GenScript Biotech Corporation, and others.

We expect this competition to continue and intensify in the future. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize drug and biologic candidates or other forms of therapeutic DNA that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any drug and biologic candidates and linearDNA that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, drug and biologic candidates and other forms of therapeutic DNA developed by our competitors may render our potential drug and biologic candidates and linear DNA uneconomical or obsolete, and we may not be successful in marketing any drug and biologic candidates and linearDNA we may develop against competitors.

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

We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products.

The market for biologics components products and services in the biopharmaceutical development, life science research, and diagnostics space is intensely competitive, rapidly evolving, significantly affected by new product introductions and other market activities by industry participants and subject to rapid technological change. We also expect increased competition as additional companies enter our market and as more advanced technologies become available. We compete with other providers of outsourced biologics components products and services. We also compete with the in-house discovery, development and commercial manufacturing functions of pharmaceutical and biotechnology companies. Many of our competitors, which in some cases are also our customers, are large, well-capitalized companies with significantly greater resources and market share than we have. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may be able to spend more aggressively on product and service development, marketing, sales and other initiatives than we can. Many of these competitors also have:

●	broader name recognition;
●	longer operating histories and the benefits derived from greater economies of scale;
●	larger and more established distribution networks;

●	additional product and service lines and the ability to bundle products and services to offer higher discounts or other incentives to gain a competitive advantage;
●	more experience in conducting research and development, manufacturing and marketing;
●	more experience in entering into collaborations or other strategic partnership arrangements; and
●	more financial, manufacturing and human resources to support product development, sales and marketing and patent and other intellectual property litigation.

These factors, among others, may enable our competitors to market their products and services at lower prices or on terms more advantageous to customers than we can offer. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. Additionally, our current and future competitors, including certain of our customers, may at any time develop additional products and services that compete with our products and new approaches by these competitors may make our products, technologies and methodologies obsolete or noncompetitive. We may not be able to compete effectively against these organizations.

In addition, to develop and market our new products, services, technologies and methodologies successfully, we must accurately assess and meet customers’ needs, make significant capital expenditures, optimize our development and manufacturing processes to predict and control costs, hire, train and retain the necessary personnel, increase customer awareness and acceptance of such services, provide high quality services in a timely manner, price our products and services competitively and effectively integrate customer feedback into our business planning. If we fail to create demand for our new products, services or technologies, our future business could be harmed.

The animal health industry is highly competitive.

The animal health industry is highly competitive. Our competitors include standalone animal health businesses, the animal health businesses of large pharmaceutical companies, specialty animal health businesses and companies that mainly produce generic products. We believe many of our competitors are conducting R&D activities in areas in which we are developing products. Several new start-up companies also compete in the animal health industry. We also face competition from manufacturers of drugs globally, as well as producers of nutritional health products. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. Further, consolidation in the animal health industry could result in existing competitors realizing additional efficiencies or improving portfolio bundling opportunities, thereby potentially increasing their market share and pricing power, which could lead to a decrease in our revenue and profitability and an increase in competition. For example, many of our competitors have relationships with key distributors and, because of their size, the ability to offer attractive pricing incentives, which may negatively impact or hinder our relationships with these distributors. In addition to competition from established market participants, new entrants to the animal health medicines and vaccines industry could substantially reduce our market share, render our products obsolete or disrupt our business model.

To the extent that any of our competitors are more successful with respect to any key competitive factor, or we are forced to reduce, or are unable to raise, the price of any of our products in order to remain competitive, our business, financial condition and results of operations could be materially adversely affected. Competitive pressure could arise from, among other things, more favorable safety and efficacy product profiles, limited demand growth or a significant number of additional competitive products being introduced into a particular market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale, the ability of competitors to produce or otherwise procure animal health products at lower costs than us and the ability of competitors to access more or newer technology than us.

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

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect all or some of these innovations. Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. There is always the possibility that the scope of the protection gained from one of our issued patents will be insufficient or deemed invalid or unenforceable. We also seek to maintain certain intellectual property as trade secrets. The secrecy could be developed independently, compromised by third parties, or disclosed, intentionally or accidentally, by our employees which would cause us to lose the competitive advantage resulting from these trade secrets.

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

Risks Related to Regulatory Approval of Our Customer and Collaborator’s Pharmaceutical and Biotherapeutic Product Candidates and Other Legal Compliance Matters:

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

Federal agencies, including the FDA and Federal Trade Commission, as well as state, local, and foreign authorities, also exercise ongoing review and control of the manufacturing, packaging, labeling, advertising, sale, distribution, and monitoring of pharmaceutical and biologic products. If our or our customers’ pharmaceutical or biologic product candidates or pharmaceutical or biologic products incorporating our products are ever approved, failure to comply with any of these regulations or other requirements could also have an adverse effect on our revenue in the pharmaceutical and biologic markets.

In addition, veterinary vaccines in the United States are subject to review and regulatory approval by the United States Department of Agriculture (“USDA”). The USDA’s Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including certain immunotherapeutics. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the agency requirements.

Pharmaceutical and biologic-related revenue will be highly dependent on our collaborators’ and customers’ success in obtaining regulatory approval and commercializing their products.

Some of our products will be incorporated into our customers’ products in the pharmaceutical and biologic market that are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. In the United States, to obtain approval from the FDA to market any future pharmaceutical or biologic product that incorporates our technology, our collaborators or customers will be required to submit a New Drug Application (“NDA”) or Biologics License Application (“BLA”). Ordinarily, the FDA requires a company to support an NDA or BLA with substantial evidence of the product candidate’s safety and efficacy in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. The process of obtaining such regulatory approvals is expensive, often takes many years if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval process during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review process may cause delays in the approval or rejection of an application. There is no guarantee that our collaborators and customers will ever be successful in obtaining regulatory approval for any product that incorporates our products or technology. Even if regulatory approval is received, the manufacturing processes, post approval clinical data, labeling, advertising and promotional activities for any such product will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our business may be materially harmed by our collaborators’ and customers’ inability to obtain or maintain regulatory approvals for their products of their failure to comply with applicable regulations.

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

Our or our customers’ product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our or our customers’ product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by regulatory authorities. Side effects related to a drug or biologic could affect patient recruitment, the ability of enrolled patients to complete the study, and/or result in potential product liability claims.

Additionally, if one or more of our or our customers’ product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result. Regulatory authorities may withdraw approvals of such product or impose restrictions on distribution. They may require additional warnings or contraindications on the product label that could diminish the usage or otherwise limit the commercial success of the product. We or our customers may be required to change the way the product is manufactured, be forced to suspend manufacturing the product or required to create a risk evaluation and mitigation strategy (“REMS”). In addition, our reputation may suffer. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

Even if we or our customers obtain regulatory approval for a product candidate, our products will remain subject to extensive regulatory scrutiny.

If any of our or our customers’ product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Ongoing regulatory requirements include ensuring that quality control and manufacturing and production procedures conform to cGMP regulations, and we will be subject to continual review and inspections to assess compliance with cGMP regulations and adherence to commitments made in any regulatory filings. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance.

Any regulatory approvals that we or our customers receive for our products will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a REMS), or contain requirements for potentially costly post-marketing testing. Any new legislation addressing drug or biologic safety issues could result in delays in product development or commercialization, or increased costs to assure manufacturing compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. The holder of an approved NDA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing manufacturing changes to verify the safety and efficacy of our products in general. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval and thereby affect the need for our manufacturing services.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including, but not limited to, requiring withdrawal or recall of the product from the market, imposing civil or criminal penalties, and imposing restrictions on ability to continue to manufacture the product(s). Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our and our customers’ ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our Company and our operating results will be adversely affected.

In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations in the United States and other jurisdictions may be enacted that could further restrict or regulate our post-approval manufacturing activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to continue manufacturing products for our customers’ products and/or product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

If the FDA were to begin to enforce regulation of LDTs, we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.

As an LDT, our MDx Testing Services are currently subject to enforcement discretion by the FDA. In October  2014, the FDA issued two draft guidance documents: “Framework for Regulatory Oversight of Laboratory Developed Tests,” which provides an overview of how the FDA would regulate LDTs through a risk-based approach, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests”, which provides guidance on how the FDA intends to collect information on existing LDTs, including adverse event reports. Pursuant to the Framework for Regulatory Oversight draft guidance, LDT manufacturers would be subject to medical device registration, listing, and adverse event reporting requirements. Many LDT manufacturers would be required to either submit a pre-market application and receive the FDA’s approval before an LDT may be marketed or submit a pre-market notification in advance of marketing. The Framework for Regulatory Oversight draft guidance states that within six months after the guidance documents are finalized, all laboratories will be required to give notice to the FDA. On November 18, 2016, however, the FDA announced that it would not release final versions of these guidance documents and would instead continue to work with stakeholders, the new administration and Congress to determine the right approach. On January 13, 2017, the FDA released a discussion paper on LDTs outlining a possible risk-based approach for FDA and CMS oversight of LDTs. According to the 2017 discussion paper, previously marketed LDTs would not be expected to comply with most or all FDA oversight requirements (grandfathering), except for adverse event and malfunction reporting. In addition, certain new and significantly modified LDTs would not be expected to comply with pre-market review unless the agency determines such tests could lead to patient harm. Since LDTs currently on the market would be grandfathered in, pre-market review of new and significantly modified LDTs could be phased-in over a four-year period, as opposed to the nine years proposed in the Framework for Regulatory Oversight draft guidance. In addition, tests introduced after the effective date, but before their phase-in date, could continue to be offered during pre-market review.

The discussion paper notes that the FDA would focus on analytical and clinical validity as the basis for marketing authorization. The FDA anticipates laboratories that already conduct proper validation should not be expected to experience new costs for validating their tests to support marketing authorization and laboratories that conduct appropriate evaluations would not have to collect additional data to demonstrate analytical validity for FDA clearance or approval. The evidence of the analytical and clinical validity of all LDTs would be made publicly available. LDT manufacturers would be encouraged to submit prospective change protocols in their pre-market submission that outline specific types of anticipated changes, the procedures that will be followed to implement them, and the criteria that will be met prior to implementation.

In addition, legislative proposals addressing the FDA’s oversight of LDTs have been introduced in Congress. For example, in March 2020, the “Verifying Accurate Leading-edge IVCT Development Act of 2020,” or VALID Act, was officially introduced in Congress. The bill proposes a risk-based approach that would subject many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill grandfathers many existing LDTs from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). The VALID Act was re-introduced in a slightly modified form in June 2021, and the bill continues to be the subject of active discussions. However, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

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

If we or our customers obtain FDA approval of any of our products and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which our customers may obtain marketing approval. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including activities that potentially harm consumers and analogous state and foreign laws and regulations.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could, despite our efforts to comply, be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our customers’ product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Risks Related to Personnel:

Our failure to manage our growth in operations and acquisitions of new product lines and new businesses could harm our business.

The recent growth in our operations could place a significant strain on our current management resources. We have a limited number of personnel and expect to continue to have a limited number of personnel for the foreseeable future.

To manage such growth, we may need to improve our:

●	operations and financial systems;
●	procedures and controls; and
●	training and management of our employees.

If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Dr. James A. Hayward, our CEO. On July 28, 2016, we entered into an employment agreement with Dr. Hayward. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. As of June 30, 2022, the employment contract automatically renewed for an additional year. Loss of the services of Dr. Hayward could significantly harm our business, results of operations and financial condition. We do not maintain key-person insurance on the life of Dr. Hayward.

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

As of July 15, 2022, we had 8,982,520 shares of common stock issued and outstanding, outstanding options to purchase 1,063,143 shares of common stock, outstanding warrants to purchase 2,239,963 shares of common stock, and 2,778,556 shares available for grant under our 2005 and 2020 Equity Incentive Plans. The issuance of shares upon exercise of our outstanding options and warrants will cause immediate and substantial dilution to our stockholders and any sale thereof may depress the market price of our common stock.

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

If we fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on Nasdaq under the symbol “APDN”. For our common stock to continue to be listed on Nasdaq, we must meet the current continued listing requirements, which provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.

We may in the future decide to enact a reverse stock split to comply with Nasdaq’s minimum bid price requirement. However, even if we enact such a reverse stock split, there can be no assurance that we would be able to maintain compliance with Nasdaq’s minimum bid price or other listing requirements. If we were unable to meet these requirements, our common stock could be delisted from Nasdaq. The effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock split combinations for companies in like circumstances is varied. It is possible that the per share price of the common stock after the reverse stock split will not rise in proportion to the reduction in the number of shares of the common stock outstanding resulting from the reverse stock split, effectively reducing our market capitalization, and there can be no assurance that the market price per post-reverse split share will either exceed or remain in excess of the Nasdaq prescribed minimum bid price for a sustained period of time. The market price of our common stock may vary based on other factors that are unrelated to the number of shares outstanding, including our future performance.

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

We may need to raise funds through either debt or the sale of our shares of our common stock in order to achieve our business goals. Any additional shares issued would further dilute the percentage ownership held by the stockholders. Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares. Our public offerings completed in November 2014, April 2015, December 2018, November 2019, and August 2022, our registered direct offerings during January 2021 and February 2022, our registered direct public offering and concurrent private placement during November 2015, our private placements completed in November 2016, June 2017, and August 2019, and our registered direct offering in December 2017 resulted in dilution to investors and future offerings of securities could result in further dilution to investors.

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

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

On February 21, 2022, concurrently with a registered direct offering of 1,496,400 shares of our Common Stock and/or pre-funded warrants to an institutional investor (“Purchaser”), we  issued to the Purchaser in a private placement (together with the registered direct offering, the “Offerings”) unregistered warrants (“Common Warrants”) to purchase up to 1,496,400 shares of Common Stock. Each Common Warrant has an exercise price of $2.84 per share, is exercisable six months from the date of issuance and will expire five years from the initial exercise date.

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

X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101 .INS*	Inline XBRL Instance Document					X
101 .SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101 .CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 .DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101 .LAB*	Inline XBRL Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).					X

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

Applied DNA Sciences, Inc.

Dated: August 11, 2022	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 11, 2022	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)