Form 10-K
period 2022-09-30
APPLIED DNA SCIENCES INC
filed 2022-12-14
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2022), was approximately $17.2 million. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2022 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 9, 2022, the Registrant had outstanding 12,908,520 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K will be incorporated by reference from certain portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, or will be included in an amendment hereto, to be filed not later than 120 days after the close of the fiscal year ended September 30, 2022. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

Our forward-looking statements address, among other things:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	our business strategy and the timing of our expansion plans;
●	demand for Therapeutic DNA Production Services;
●	demand for DNA Tagging Services
●	demand for MDx Testing Services
●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;
●	regulatory approval and compliance for our Therapeutic DNA Production Services;

●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning product candidates for our technologies; and
●	our expectations of when or if we will become profitable.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

●	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
●	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
●	the inherent uncertainties associated with clinical trials of product candidates;
●	the inherent uncertainties associated with the process of obtaining regulatory clearance or approval to market product candidates;
●	the inherent uncertainties associated with commercialization of products that have received regulatory clearance or approval;
●	economic and industry conditions generally and in our specific markets;
●	we may conduct a reverse stock split of our common stock to meet the requirements of Nasdaq, which may adversely impact the market price and liquidity of our common stock;
●	the volatility of, and decline in, our stock price; and
●	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Forward-looking statements may include our plans and objectives for future operations, including plans and objectives relating to our products and our future economic performance, projections, business strategy and timing and likelihood of success. Assumptions relating to the forward-looking statements included in this Annual Report involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, demand for our products and services, and the time and money required to successfully complete development and commercialization of our technologies, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Any of the assumptions underlying the forward-looking statements contained in this Annual Report on Form 10-K could prove inaccurate and, therefore, we cannot assure you that any of the results or events contemplated in any of such forward-looking statements will be realized. Based on the significant uncertainties inherent in these forward-looking statements, the inclusion of any such statement should not be regarded as a representation or as a guarantee by us that our objectives or plans will be achieved, and we caution you against relying on any of the forward-looking statements contained herein.

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, SigNify®, Beacon®, CertainT®, LinearDNA™, Linea™ COVID-19 Diagnostic Assay Kit and safeCircleTM COVID-19 testing. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Annual Report on Form 10-K are the property of the respective owners.

ITEM 1.BUSINESS.

Overview

Applied DNA Sciences is a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”). Using the polymerase chain reaction (“PCR”) to enable both the production and detection of DNA, we operate in three primary business segments: (i) the manufacture of synthetic DNA for use in nucleic acid-based therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA in molecular diagnostics (“MDx”) testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”).

Our growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation (“CDMO”) for the manufacture of DNA for use in nucleic acid-based therapies and the development of our own product candidates in veterinary health.

Corporate History

We are a Delaware corporation, which was initially formed in 1983 under the laws of the State of Florida as Datalink Systems, Inc. In 1998, we reincorporated in the State of Nevada, and in 2002, we changed our name to our current name, Applied DNA Sciences, Inc. On December 17, 2008, we reincorporated from the State of Nevada to the State of Delaware.

Our corporate headquarters are located at the Long Island High Technology Incubator at Stony Brook University in Stony Brook, New York, where we have established laboratories for the manufacture and detection of DNA to support our various business units. In addition, this location also houses our New York State Department of Health (“NYSDOH”) Clinical Laboratory Evaluation Program (“CLEP”)-permitted, Clinical Laboratory Improvement Amendments (“CLIA”)-certified clinical laboratory where we perform MDx testing. The mailing address of our corporate headquarters is 50 Health Sciences Drive, Stony Brook, New York 11790, and our telephone number is (631) 240-8800.

Industry Background and Markets

Therapeutic DNA Production Services

Through our LinearRx, Inc. (“LRx”) subsidiary we are developing and commercializing the LinearDNA (“linearDNA”) platform. The linearDNA platform enables the rapid, efficient, and large-scale cell-free manufacture of high-fidelity synthetic DNA sequences for use in nucleic acid-based therapeutics. The linearDNA platform enzymatically produces a linear form of DNA we call ‘linearDNA’ that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years.

The DNA manufactured via our linearDNA platform may be used by a customer directly as a drug or biological product or it may be incorporated by a customer into a drug or biological product. To date, none of our linearDNA has been incorporated into a drug or biological product approved by any regulatory body. We do not know if our linearDNA will be incorporated into a drug or biological product that will be approved by any regulatory body but believe it has this potential as described herein.

We believe our enzymatic linearDNA platform has numerous advantages over existing cell-based plasmid DNA manufacturing platforms. Plasmid-based DNA manufacturing is based on the complex, costly and time-consuming biological process of amplifying DNA in living cells. Once amplified, the DNA must be separated from the living cells and other process contaminants via multiple rounds of purification, adding further complexity and costs. Unlike plasmid-based DNA manufacturing, the linearDNA platform does not require living cells and instead amplifies DNA via the enzymatic process of PCR. The linearDNA platform is simple, with only four ingredient inputs, and can rapidly produce very large quantities of DNA without the need for complex purification steps.

We believe the key advantages of the linearDNA platform include:

●	Speed – Production of linearDNA can be measured in terms of hours, not days and weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – linearDNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences such as plasmid backbone and antibiotic resistance genes, inherent to plasmid DNA, are not present in linearDNA.
●	Simplicity – The production of linearDNA is streamlined relative to plasmid-based DNA production. linearDNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – DNA produced via the linearDNA platform can be easily chemically modified to suit specific customer applications. In addition, the linearDNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include inverted terminal repeats (ITRs) and polyadenylation sequences (poly (A) tail) important to gene therapy and mRNA therapies, respectively.

Preclinical studies have shown that linearDNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

●	therapeutic and prophylactic DNA vaccines;
●	DNA templates for in vitro transcription to produce ribonucleic acid (“RNA”), including messenger RNA (“mRNA”); and
●	adoptive cell therapy manufacturing.

Further, we believe that linearDNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	Clustered regularly interspaced short palindromic repeats (“CRISPR”)-mediated homology-directed repair (“HDR”); and
●	non-viral gene therapy.

As of the third quarter of calendar 2022, there were 3,694 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2022 Quarterly Report). Due to what we believe are the linearDNA platform’s numerous advantages over legacy plasmid-based DNA manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for linearDNA to supplant plasmid DNA in the manufacture of nucleic acid-based therapies.

Our linearDNA is currently manufactured pursuant to Good Laboratory Practices (“GLP”) that we believe are sufficient for pre-clinical discovery and development of nucleic acid-based therapies. In addition, for indirect clinical use of linearDNA (i.e., where linearDNA is a starting material but is not incorporated into the final therapeutic product, as is the case with the production of mRNA or certain viral vectors), we believe that high-quality grade GLP linearDNA is sufficient for clinical and commercial stage customers of our Therapeutic DNA Production Services. For the direct clinical use of our linearDNA (i.e., nucleic acid-based therapies where our linearDNA is incorporated into the final therapeutic product, as in the production of DNA vaccines, adoptive cell therapies and certain gene therapies) we believe clinical and commercial-stage customers of our Therapeutic DNA Production Services will generally require our manufacturing facilities to meet current Good Manufacturing Practices (“cGMP”). We currently do not have any manufacturing facilities that meet cGMP. We will need to develop and maintain manufacturing facilities that meet cGMP to support customers that wish to use our linearDNA for direct clinical use and for indirect clinical use customers who request linearDNA manufactured under cGMP. In the longer term, we believe that the development and maintenance of a cGMP manufacturing facility for linearDNA will benefit the entirety of our Therapeutic DNA Production Services business, in both direct and indirect clinical applications. We are in the design phase for a cGMP manufacturing facility, with expected cGMP manufacturing to begin in the second half of calendar 2023.

Our business strategy for the linearDNA platform is: (i) to utilize our current GLP LinearDNA production capacity to secure CDMO contracts to supply linearDNA to pre-clinical therapy developers, as well as clinical and commercial therapy developers and manufacturers that are pursuing therapeutics that require the indirect clinical use of linearDNA; and (ii) upon our development of cGMP linearDNA production facilities, to secure CDMO contracts with clinical stage therapy developers and commercial manufactures to supply linearDNA for direct clinical use.

In addition, we plan to leverage our Therapeutic DNA Production Services and deep knowledge of PCR to develop and monetize, ourselves or with strategic partners, one or more linearDNA-based therapeutic or prophylactic vaccines for the veterinary health market. Currently, we have in-licensed a therapeutic DNA vaccine candidate against canine lymphoma, which accounts for up to 24% of all cancers in canines. Our lymphoma vaccine candidate was licensed from Takis S.R.L and EvviVax, S.R.L. for exclusive use by the Company in association with our linearDNA platform, and is subject to certain commercialization milestones. We currently seek to commercialize our canine lymphoma vaccine in conjunction with lipid nanoparticle (LNP) encapsulation to facilitate intramuscular (“IM”) administration. We have recently demonstrated in vitro and in vivo (mice studies) expression of generic reporter proteins via linearDNA encapsulated by LNPs. For the in vivo study, successful expression of the LNP-encapsulated linearDNA was administered and achieved via IM injection. We believe the linearDNA platform provides a substantial advantage to the development and monetization of a therapeutic DNA vaccine against canine lymphoma.

MDx Testing Services

Through Applied DNA Clinical Labs, LLC (“ADCL”), our clinical laboratory subsidiary, we leverage our expertise in DNA detection via PCR to provide and develop clinical MDx testing services. ADCL is a NYSDOH and CLEP permitted, CLIA-certified laboratory which is currently permitted for virology. In providing MDx testing services, ADCL employs its own or third-party molecular diagnostic tests.

Under our MDx testing services, ADCL currently provides COVID-19 testing for large populations marketed under our safeCircleTM trademark. Leveraging ADCL’s customizable high-throughput robotic pooled testing workflow and the CLEARED4 digital health platform owned and operated by CLEARED4 Inc. (the “CLEARED4 Platform”), our safeCircle testing service is an adaptable turnkey large population COVID-19 testing solution that provides for all aspects of COVID-19 testing, including test scheduling, sample collection and automated results reporting. Our safeCircle testing service utilizes high-sensitivity robotically-pooled real-time PCR (“RT-PCR”) testing to help mitigate virus spread by quickly identifying COVID-19 infections within a community, school, or workplace. Our safeCircle COVID-19 testing is performed using either the Company’s internally developed Linea 2.0 RT-PCR Assay, a NYSDOH conditionally approved laboratory developed test (“LDT”) or third-party emergency use authorization (“EUA”)-authorized RT-PCR COVID-19 assays. Our safeCircle testing service also incorporates the CLEARED4 Platform to enable large-scale digital test scheduling, in-field sample collection and registration, and results reporting. By leveraging the combination of our robotically-pooled workflows and the CLEARED4 Platform, our safeCircle testing services typically return testing results within 24 to 48 hours. We currently provide safeCircle testing services to higher education institutions, private clients, and businesses located in New York State.

ADCL has also developed PCR-based MDx testing services for the Monkeypox virus, which are currently approved by NYSDOH. These services are designed to run on the same high-throughput platform utilized by our COVID-19 testing services and provides ADCL’s with a substantial testing throughput. Demand for these types of services may vary greatly depending upon public health requirements, e.g., Monkeypox testing is now a lower public health priority, and we intend to pursue such opportunities on an opportunistic basis.

In addition to our infectious disease testing services, we are currently validating pharmacogenetics (“PGx”) testing services. Our PGx testing services will initially utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx testing services are designed to interrogate DNA targets on over 35 genes and provide genotyping information relevant to certain cardiac, mental health and pain management drug therapies. In addition, PGx testing services have been shown to significantly reduce healthcare costs both for individual patients as well as payors. We believe the economics of complex MDx testing services such as PGx are more favorable to the Company as compared to high-volume, low-complexity MDx tests such as COVID-19 testing. Our PGx testing services will require NYSDOH approval prior to initiating our patient testing services. If approved, we plan to commercialize our PGx testing services by offering PGx testing services to other clinical laboratories, large healthcare systems and self-insured entities. We have completed analytical validation of our PGx testing services and are currently undertaking clinical validation studies that are expected to be completed by the end of calendar year 2022.

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

DNA Tagging and Security Products and Services

By leveraging our expertise in both the manufacture and detection of DNA via PCR, our DNA Tagging and Security Products and Services allow our customers to use non-biologic DNA tags manufactured on our linearDNA platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the DNA tag. We believe our DNA tags are not economically feasible nor practical to replicate, and that our disruptive tracking platform offers broad commercial relevance across many industry verticals. The Company’s core DNA Tagging and Security Products and Services, which are marketed collectively as a platform under the trademark CertainT®, include:

●	SigNature® Molecular Tags, which are short non-biologic DNA taggants produced by the Company’s linearDNA platform, provide a methodology to authenticate goods within large and complex supply chains for materials such as cotton, leather, pharmaceuticals, nutraceuticals and other products.
●	SigNify® IF portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of the Company’s DNA tags in the field, providing a front-line solution for supply chain integrity backed with forensic-level molecular tag authentication. The Company’s software platform enables customers to track materials throughout a supply chain or product life.

●	fiberTyping®, which uses PCR-based DNA detection to determine a cotton cultivar, and other product genotyping services that utilize PCR-based DNA detection to detect a product’s naturally occurring DNA sequences for the purposes of product provenance authentication and supply chain security.

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

Our business plan is to leverage growing consumer and governmental awareness for product traceability and the newly enacted UFLPA to expand our existing partnerships and seek new partnerships for our DNA Tagging and Security Products and Services with a focus on cotton and synthetic fibers. We do not know when and whether our DNA Tagging and Security Products and Services will have increased demand based on the UFLPA or any other track-and-trace-type requirements for any products.

Sales and Marketing

We have seven employees engaged in sales and marketing, of which four are directly involved with sales.

Research and Development

For all of our business segments, we believe that our continued development of new and enhanced technologies is essential to our future success.

In our Therapeutic DNA Production Services segment, our research and development efforts are focused on the development and optimization of our linearDNA platform and the development of linearDNA-based vaccines for the veterinary health market. linearDNA platform development and optimization is focused on increased DNA yields, purification workflows and enzyme system optimization. For our linearDNA-based vaccines, our research and development efforts are focused on the development of a cost-effective LNP formulation that can achieve therapeutic antigen expression via linearDNA to facilitate IM administration of linearDNA vaccines.

In our MDx Testing Services segment, our research and development efforts are primarily focused on the development and validation of our PGx testing services. Our PGx testing services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx testing services are designed to interrogate DNA targets on over 35 genes and provide genotyping information relevant to certain cardiac, mental health and pain management drug therapies.

Our research and development efforts for our DNA Tagging and Security Products and Services segment are primarily focused on incorporating DNA molecular tags into carriers such as textiles, thermoplastics and pharmaceuticals and then authenticating DNA obtained from those marked products both in our laboratories and in the field, with the use of portable infield DNA readers and proprietary reagents.

We incurred approximately $3.9 million and $4.2 million on research and development activities for the fiscal years ended September 30, 2022 and 2021, respectively.

Raw Materials and Suppliers

Our sources of raw materials include synthesized sources of DNA which we are able to replicate to use in our product offerings and that are available from multiple sources. In addition, we utilize DNA polymerase (“DNAP”) in all of our PCR reactions to amplify DNA. DNAP is available from multiple sources. For our Therapeutic DNA Production Services, our services may be optimized for a specific DNAP. Unforeseen discontinuation or unavailability of a certain DNAP produced by a single provider could cause production delays as we modify our product specifications and workflows to accommodate a replacement DNAP.

Manufacturing

For our Therapeutic DNA Production Services and DNA Tagging and Security Products and Services segments, we have the capability to manufacture large quantities of DNA via our linearDNA platform at our facility in Stony Brook. For our MDx Testing Services segment, we also manufacture COVID-19 diagnostic assay kits in our Stony Brook facility. We also have in-house capabilities to complete all authentications for our DNA Tagging and Security Products and Services segment in our Stony Brook location and textile authentications in our India location.

Distribution of our Products/Services and Commercial Agreements

Our products/services are distributed in the following ways:

●	directly to the customer;
●	through channel partners; and
●	through licensed distributors.

We have entered into the following agreements and arrangements for the distribution of our products and services, among others:

City University of New York. During August 2021 ADCL was awarded a competitively-bid COVID-19 testing contract by the City University of New York (CUNY) Board of Trustees to facilitate the University’s reopening in the fall of 2021 (the “Contract”). The initial Contract term was 12 months, had a maximum value not to exceed $35.0 million, and contained no minimum weekly testing commitment. During August 2022 the Contract was extended for an additional twelve-months under the same terms as the original Contract. The Contract specifies ADCL’s deployment of safeCircle™, to provide weekly asymptomatic diagnostic COVID-19 screening of on-campus unvaccinated students, staff, and faculty, and a random sampling of vaccinated individuals across the CUNY school system. ADCL’s solution includes the use of subcontractor CLEARED4’s health verification platform for appointments, sample tracking, and value-add services of campus access management. As prime contractor, ADCL will also provide on-site staffing and sample transport and logistics.

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

Takis S.R.L. and Evvivax S.R.L. During August 2021, we entered into an exclusive licensing agreement with Takis S.R.L. and Evvivax S.R.L. relating to DNA vaccines for SARS-CoV-2 and canine lymphoma. The license agreement grants the Company exclusive rights to the DNA vaccine constructs in association with its linearDNA platform, and is subject to certain commercialization milestones to maintain exclusive rights.

Cornell University College of Veterinary Medicine. During September 2021, we entered into a Sponsored Research Agreement with Cornell University College of Veterinary Medicine (“Cornell University”) relating to the development of certain linearDNA vaccines against infectious disease. Under this agreement, the Company and Cornell University conducted a SARS-CoV-2 challenge trail in ferrets that showed that a linearDNA vaccine using concomitant electroporation was protective against SARS-CoV-2 infection in ferrets. In addition, during March 2022 the Company and Cornell University entered into an additional Sponsored Research Agreement under which the parties seek to develop several linearDNA/LNP vaccine candidates against veterinary infectious diseases.

Customer Concentration

Our revenues earned from sale of products and services for the fiscal year ended September 30, 2022 includes 58% from one customer within our MDx Testing Services segment. At September 30, 2022, two customers accounted for 89% of our accounts receivable. Our revenues earned from sale of products and services for the fiscal year ended September 30, 2021 includes 18% and 13%, respectively from two customers within our MDx Testing Services segment. At September 30, 2021, two customers accounted for 67% of our accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers, could result in lower revenues and could harm our business, financial condition or results of operations.

Competition

Some of our competitors that operate in the nucleic-acid based therapeutic, biologics and DNA manufacturing markets include: Precigen, Inc., Aldevron, LLC, Cobra Biologics, Limited, Integrated DNA Technologies, Inc., 4basebio PLC, Ziopharm Oncology, Inc., MaxCyte, Inc., Touchlight Genetics Ltd., Generation Bio, Co., Novartis AG, Kite Pharma, Inc., Juno Therapeutics, Inc., Promega Corporation, OriGene Technologies, Inc., Blue Heron Biotech, LLC, Gene Art, GenScript Biotech Corporation, Merck & Co., Inc. and others.

Some of our competitors that operate in the veterinary biologics space include Zoetis, Inc., Merck Animal Health, Boehringer Ingelheim Animal Health USA, Inc., Elanco Animal Health Incorporated, Dechra Pharmaceuticals plc, Invetx, Inc. and Ceva Animal Health LLC.

Some of our competitors that operation in the molecular and genetic diagnostic space include 23andMe, Inc., Laboratory Corporation of America (LabCorp); Quest Diagnostics Inc., Myriad Genetics, Inc., ARUP Laboratories, Sonic Healthcare USA, Everly Well, Inc and, Fulgent Genetics, Inc.

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

Because the development of our Therapeutic DNA Production Services and MDx Testing Services businesses are at an early stage, our intellectual property portfolio with respect to certain technologies associated with these businesses is also at an early stage. As further described below, we have filed or intend to file patent applications on certain technologies associated with these business markets, and as we continue the development of our technologies, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success.

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

As of December 9, 2022, our patent portfolio included the following issued and pending patent applications applicable to each of our three primary business markets:

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

In addition to patent protection, we also rely on trademarks, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. In our Therapeutic DNA Production Services, we currently rely heavily on trade secret protection. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors — Risks Related to Our Intellectual Property.”

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

Government Approvals of Commercial Non-Biologic Products

We do not require any governmental approvals of our currently commercialized DNA Tagging and Security Product and Services.

Government Regulations for COVID-19 Testing

Surveillance testing is generally not regulated by the FDA and Centers for Medicare & Medicaid Services (“CMS”) has stated that CLIA certification is not required to conduct surveillance testing to report non patient-specific results. ADCL is offering its safeCircleTM surveillance testing in compliance with current Centers for Disease Control and Prevention (“CDC”), FDA, CMS and New York State Department of Health recommendations.

In addition, clinical diagnostic testing and the review and approval of LDTs in New York State falls under the jurisdiction of NYSDOH. ADCL is offering all clinical diagnostic testing and LDTs in compliance with NYSDOH regulations. For more information regarding the risks related to our COVID-19 testing services and our LDTs, see “Risks Related to Regulatory Approval of Our Customer and Collaborator’s Pharmaceutical and Biotherapeutic Product Candidates and Other Legal Compliance Matters”

Government Approvals of Drug and Biologic Products

The DNA manufactured via our linearDNA platform may be used by a customer directly as a drug or biological product or it may be incorporated by a customer into a drug or biological product. We do not plan to seek approval of a drug or licensure of a biological product based on our linearDNA platform, except with respect to the veterinary health market, but the demand for our linearDNA is in part dependent on our customer’s ability to seek and obtain approval of a drug or biological product using our technology.

Drug and biologic products which are subject to extensive regulation by FDA and other regulatory agencies in the United States and by comparable authorities in foreign countries. Biologics include a wide range of products such as vaccines, gene therapy, and recombinant therapeutic proteins. Biologics can be composed of sugars, proteins or nucleic acids or complex combinations of these substances. They may also be living entities such as cells or tissue. Some of our product candidates may be incorporated into drugs and biologics that are or will be subject to regulation as described in the next section. Some of our products may be drugs or biologics that are subjected themselves to regulation as described in the following section. In either case, we are unlikely to receive material revenues until the related drug or biologic candidate receives regulatory approval. The FDA and other authorities regulate among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of drug and biologic products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to file a marketing application, to issue a Complete Response letter or to not approve pending New Drug Applications (“NDA”) or Biologics Licensing Applications (“BLA”), or to issue warning letters, untitled letters, Form 483s, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, litigation, government investigation and criminal prosecution.

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

Government Regulation of Pharmaceutical and Biologic Products

The DNA manufactured via our linearDNA platform may be used by a customer directly as a drug or biological product or it may be incorporated by a customer into a drug or biological product. We do not plan to seek approval of a drug or licensure of a biological product based on our linearDNA platform, except with respect to the veterinary health market, but the demand for our linearDNA is in part dependent on our customer’s ability to seek and obtain approval of a drug or biological product using our technology.

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHS Act, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In addition, veterinary DNA vaccines and therapeutics in the United States are subject to review and regulatory approval by the United States Department of Agriculture (“USDA”). The USDA’s Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including certain immunotherapeutics. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the agency requirements.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. In an Investigational New Drug Application (“IND”) a sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted.

Clinical Trials

Clinical trials involve the administration of the investigational new drug or biologic product to human subjects under the supervision of qualified investigators in accordance with current Good Clinical Practices (“cGCP”) requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA. In addition, an independent Institutional Review Board (“IRB”), at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it initiates at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

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

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with cGCP requirements.

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter, or CRL. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical testing in order for FDA to reconsider the application.

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

Once an approval of a drug or biologic is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a Risk Evaluation and Mitigation Systems, or REMS, program.

In many foreign countries, drugs and biologics are subject to regulatory requirements in addition to and sometimes different than the U.S. requirements described herein.

Veterinary Biologics

The regulatory body in the U.S. for veterinary biologicals is the USDA. The Center for Veterinary Biologics within the Animal and Plant Health Inspection Service in the USDA is responsible for the regulation of animal health biologicals, which includes but is not limited to vaccines, including DNA vaccines, bacterins, allergens, antibodies, antitoxins, toxoids, immunostimulants, certain cytokines, antigenic or immunizing components of live microorganisms, and diagnostic components of natural or synthetic origin, or that are derived from synthesizing or altering various substances or components of substances such as microorganisms, genes or genetic sequences, carbohydrates, proteins, antigens, allergens or antibodies. All manufacturers of animal health biologicals must show their products to be pure, safe, potent, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results must be maintained and submitted in accordance with USDA requirements.

Laboratory Developed Tests

The FDA is currently exercising enforcement discretion over the regulation of most Laboratory Developed Tests (“LDTs”), such as our Linea 2.0 SARS-CoV-2 Assay and our Monkeypox Virus 1.0 Assay. If the FDA were to begin enforcement, our products would potentially be subject to extensive regulation as a medical device under federal law. In order to market a medical device, a company must first receive either FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, de novo authorization, or approval of a Premarket Approval Application (“PMA”) from the FDA, unless an exemption applies. The process of obtaining PMA approval is much more rigorous, costly, lengthy and uncertain than the 510(k) clearance process. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. The de novo process provides a marketing pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices for which the 510(k) process cannot be used and that are deemed to pose the greatest risk. Following FDA clearance, authorization or approval, medical devices are subject to continuing regulatory requirements, including those related to manufacturing, labeling, advertising and promotion, restrictions on sale, distribution and use, and surveillance of safety issues and product complaints.

Most recently in Spring 2022, a version of a bill introduced in 2020 and 2021, the “Verifying Accurate Leading-edge IVCT Development Act of 2020,” or VALID Act, was added to the reauthorization bill for the Medical Device User Fee Act (“MDUFA”) V but then was removed to permit a more rapid passage of MDUFA V to prevent worker layoffs. The bill proposed a risk-based approach that would have subjected many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill would have grandfathered many existing LDTs from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use must be established. Under VALID, a precertification process would have been established that would have allowed a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs met quality system requirements. If pre-certified, low-risk IVCTs, developed by the laboratory would not have been subject to pre-market review. The new regulatory framework would have included quality control and post-market reporting requirements. The FDA would have had the authority to withdraw approvals for IVCTs for various reasons, including (for example) if there were a reasonable likelihood that the test would cause death or serious adverse health consequences. However, with bill language being removed from MDUFA V, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

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

Emergency Use Authorizations

The FDA has the authority to grant an Emergency Use Authorization (“EUA”) to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. When issuing an EUA, the FDA imposes conditions of authorization, with which the company must comply. Such conditions include, but may not be limited to, compliance with labeling, distribution of materials designed to ensure proper use, reporting obligations, and restrictions on advertising and promotion. The EUA is only effective for the duration of a pandemic-health-type situation, such as the current COVID-19 public health emergency. The FDA may revoke or terminate the EUA sooner if, for example, we fail to comply with the terms of the EUA or our test is determined to be less accurate than it was initially believed to be. The FDA may revoke an EUA if there is a failure to comply with the conditions of authorization.

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs for drugs and biologics. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect such operations include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value;
●	federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent;
●	provisions of the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
●	the federal Physician Payments Sunshine Act requirements, under the Patient Protection and the Affordable Care Act (“ACA”), which require manufacturers of certain drugs and biologics to track and report to CMS, payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer.

●	the Foreign Corrupt Practices Act (“FCPA”) which prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business.

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval for drugs and biologics are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission (“FTC”), the Occupational Safety & Health Administration, the Environmental Protection Agency, the United States Department of Agriculture, and state and local governments. Sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws.

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

Employees

As of September 30, 2022, we had a total of 69 employees (61 fulltime and 8 part-time), consisting of 4 in executive management, 12 in research and development, 2 in forensics, 3 in quality assurance and compliance, 3 in quality control, 3 in finance, accounting and human resources, 12 in operations/production, 7 in sales and marketing, 1 in shared services, 5 in information services, 2 in product development, 10 in clinical laboratory operations and 5 in clinical field operations. Expenses related to travel, marketing, salaries, and general overhead will be increased as necessary to support our growth in revenue. Any projected increase in human capital is dependent upon our ability to generate revenues and obtain sources of funding. Since June 2012, we have been working with Insperity Inc. to assist in managing many of our back-end administrative human resources, benefits, and payroll responsibilities. We are an at-will employer and generally do not enter into employment agreements requiring our employees to continue in our employment for any period of time, with the exception of our Chief Executive Officer, Dr. James A. Hayward. The initial term of Dr. Hayward’s current employment agreement was July 1, 2016 through June 30, 2017, and this employment agreement automatically renews for one-year periods subject to ninety days’ prior notice of non-renewal by Dr. Hayward or us in accordance with the terms of the employment agreement. As of June 30, 2022, the employment contract automatically renewed for an additional year.

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

ITEM 1A.RISK FACTORS.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

●	We have produced limited revenue. This makes it difficult to evaluate our future prospects and increase the risk that we will not be successful.
●	We may require additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) and which would dilute the ownership held by or stockholders.
●	We have identified a material weakness in our internal control over financial reporting.
●	Our operating results could be adversely affected by a reduction in business with our significant customers.
●	We may encounter difficulties in managing our growth and these difficulties could impair our profitability.
●	Our new emphasis on Therapeutic DNA Production Services may reduce our ability to maintain and expand our existing MDX Testing Services and DNA Tagging and Security Products and Services businesses.
●	If in the future our MDX Testing Services and DNA Tagging and Security Products and Services businesses do not generate significant cash flows, we may not have sufficient capital to develop, commercialize and have our customers adopt our Therapeutic DNA Production Services.

●	If we are unable to expand our DNA manufacturing capacity, we could lose revenue and our business could suffer.
●	Rapidly changing technology and extensive competition in synthetic biology could make the services or products we are developing obsolete or non-competitive unless we continue to develop new and improved services or products and pursue new market opportunities.
●	Pharmaceutical and biologic products are highly complex, and if we or our collaborators and customers are unable to provide quality and timely offerings to our respective customers, our business could suffer.
●	We will need to develop and maintain manufacturing facilities that meet cGMP.
●	Pharmaceutical and biologic-related revenue will be dependent on our collaborators’ and customers’ demand for our manufacturing services.
●	Our safeCircleTM COVID-19 testing service could become obsolete or its utility could be significantly diminished.
●	We may be unable to consistently manufacture or source our products to the necessary specifications or in quantities necessary to meet demand on a timely basis and at acceptable performance and cost levels.
●	The markets for drug and biologic candidates and synthetic DNA are very competitive, and we may be unable to continue to compete effectively in these industries in the future.
●	The markets for our supply chain security and product authentication solutions are very competitive, and we may be unable to continue to compete effectively in these industries in the future.
●	We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products.
●	Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.
●	Pharmaceutical and biologic-related revenue is generally dependent on regulatory approval, oversight and compliance.
●	If the FDA were to begin to enforce regulation of LDTs, we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.
●	If we fail to comply with laboratory licensing requirements, we could lose the ability to offer our clinical testing services or experience disruptions to our business.
●	If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
●	If we are unable to continue to retain the services of Dr. Hayward, we may not be able to continue our operations.
●	We may have conflicts of interest with our affiliates and related parties, and in the past we have engaged in transactions and entered into agreements with affiliates that were not negotiated at arms’ length.

●	There are a large number of shares of common stock underlying our outstanding options and warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.
●	If we fail to comply with the continued listing standards of Nasdaq, our securities could be delisted, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.
●	In addition to the above key factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. In addition to the factors discussed elsewhere in this report and our other reports and documents filed with the SEC, risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business, financial condition, operating results and/or stock price. If any of the following risks or such other risks actually occurs, our business, financial condition, operating results and/or stock price could be harmed. In the following factors, “volatility in our share price”, “adverse impact on the price (or value) of our shares”, “decline in the price of our common stock” and similar terms also refer to our warrants and shares to be received upon exercise of our warrants.

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

Our opportunities to work with customers to develop pharmaceuticals and biologics will require substantial additional funding. Our customers may not be successful in their efforts to create a pipeline of product candidates, to develop commercially successful products, or to develop commercially successful biologic production. If our customers fail to successfully identify, finance and develop product candidates and/or fail to develop commercially successful biologic production incorporating our linearDNA platform, commercial opportunities in pharmaceuticals and biologics may be limited.

We do not plan to market, except with respect to products in the veterinary health market, nor do we have any pharmaceutical or biologic products approved for commercial sale and have not generated any revenue from pharmaceutical or biologic product sales, or manufacturing. Identifying, developing, obtaining regulatory approval and commercializing pharmaceutical and biologic product candidates and biologic production will require substantial additional funding beyond our current available resources, will require substantial funding on the part of our customers, and is prone to the risks of failure inherent in drug or biologic development. Developing product candidates and biologic production is expensive, and we expect to spend substantial amounts as we work with our customers to fund our early-stage research projects, engage in preclinical development of early-stage programs and, in particular, work with our customers to advance program candidates through preclinical development and clinical trials.

Investment in pharmaceutical and biologic product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide any assurance that our customers will be able to successfully advance any product candidates through the development process or, if approved, successfully commercialize any product candidates.

Even if our customers receive regulatory approval to market product candidates incorporating our linearDNA platform technology, or if we receive regulatory approval to market any veterinary health products, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or be more effective than other commercially-available alternatives.

Even if our customers are able to generate revenue from the sale of any approved pharmaceutical and biologic products or we are able to generate revenue from the sale of any veterinary health products, we may not become profitable and may need to obtain additional funding to continue operations. Our failure to become and remain profitable would decrease the value of our Company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of linearDNA products and veterinary health product candidates or continue our operations, and cause a decline in the value of our common stock, all or any of which may adversely affect our viability.

We may require additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) and which would dilute the ownership held by our stockholders.

We may need to raise funds through either debt or the sale of our shares of our common stock in order to achieve our business goals. Any additional shares issued would further dilute the percentage ownership held by the stockholders. Furthermore, if we raise funds in equity transactions through the issuance of convertible securities which are convertible at the time of conversion at a discount to the prevailing market price, substantial dilution is likely to occur resulting in a material decline in the price of your shares. Our public offerings completed in November 2014, April 2015, December 2018, November 2019 and August 2022, our registered direct offerings during January 2021 and February 2022, our registered direct public offering and concurrent private placement during November 2015, our private placements completed in November 2016, June 2017, and August 2019, and our registered direct offering in December 2017 resulted in dilution to investors and future offerings of securities could result in further dilution to investors.

If we are unable to maintain and implement effective internal controls over financial reporting and disclosure, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and our disclosure controls and to report any material weaknesses in such internal control and our disclosure controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls on an annual basis. If we have material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements and disclosure may be materially misstated. We have implemented various systems, processes and documentation necessary to comply with Section 404 of the Sarbanes-Oxley Act. We will need to maintain and enhance these processes and controls as we grow, and we will require additional management and staff resources to do so. Additionally, even if we conclude our internal controls or disclosure controls are effective for a given period, we may in the future identify one or more material weaknesses in our internal controls or disclosure controls, in which case our management will be unable to conclude that our internal control over financial reporting or disclosure controls are effective. Please see the following risk factor “We have identified a material weakness in our internal control over financial reporting.” Even if our management concludes that our internal control over financial reporting and our disclosure controls are effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. In addition, if we lose our status as a “smaller reporting company,” we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting.

If we are unable to conclude that our internal control over financial reporting or our disclosure controls are effective, or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our reported operating results and harm our reputation. Internal control deficiencies could also result in a restatement of our financial results.

We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will continue to need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We also expect that it will continue to be expensive for us to maintain director and officer liability insurance.

If we fail to maintain an effective system of internal control over financial reporting or our disclosure, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting. This, in turn, could have an adverse impact on trading prices for our common stock. If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting or disclosure that are deemed to be material weaknesses, the market price of our stock could decline, our ability to access the capital markets could be reduced and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified a material weakness in our internal control over financial reporting.

In connection with the audit of our consolidated financial statements for the fiscal years ended September 30, 2022 and 2021, we identified a material weakness in our internal control over financial reporting (see Item 9A of this report for further information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our case related to the controls around accounting for complex financial instruments, as it relates to the accounting for our outstanding warrants and the related tax impact. If we are unable to remedy this or a similar material weakness that may arise in the future, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price. Furthermore, future deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such non-compliance could subject us to a variety of administrative sanctions, including review by the SEC or other regulatory authorities.

Our operating results could be adversely affected by a reduction in business with our significant customers.

Our revenue earned from the sale of product and services for the fiscal year ended September 30, 2022 included an aggregate of 58% of our total revenue from one customer within our MDx Testing Services segment. At September 30, 2022, two customers accounted for an aggregate of 89% of our total accounts receivable. Our revenue earned from the sale of products and services for the fiscal year ended September 30, 2021 included an aggregate of 31% of our total revenues from two customers within our MDx Testing Services segment. At September 30, 2021, two customers accounted for an aggregate of 67% of our total accounts receivable. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the United States. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict have resulted in inflation, financial market volatility and capital markets disruption, potentially increasing in magnitude, and could have severe adverse effects on regional and global economic markets and international relations. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

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

Currently, we are working simultaneously on multiple projects, expanding our DNA manufacturing capacity as well as targeting several market sectors, including activities in the diagnostics, veterinary and human therapeutics, and the product security sectors. These diversified operations and activities place significant demands on our limited resources and require us to substantially expand the capabilities of our technical, administrative, and operational resources.

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

Our new emphasis on Therapeutic DNA Production Services may reduce our ability to maintain and expand our existing MDx Testing Services and DNA Tagging and Security Products and Services businesses.

Our new emphasis on Therapeutic DNA Production Services may divert funding and our limited managerial and other resources from our existing MDX Testing Services and DNA Tagging and Security Products and Services businesses. This may have the effect of reducing opportunities to grow or maintain revenues in our existing businesses while at the same time we may fail to achieve the revenues and growth we seek in our Therapeutic DNA Production Services. We have yet to achieve substantial revenues and have incurred losses from our Therapeutic DNA Production Services.

If in the future our MDX Testing Services and DNA Tagging and Security Products and Services businesses do not generate significant cash flows, we may not have sufficient capital to develop our Therapeutic DNA Production Services.

If in the future our MDX Testing Services and DNA Tagging and Security Products and Services businesses do not generate significant cash flows, we may not have sufficient capital to develop, commercialize and have our customers adopt our Therapeutic DNA Production Services, including the expansion of our CDMO operation for the manufacture of DNA for use in our nucleic acid-based therapies in veterinary health and the development of our customers’ nucleic acid-based therapy candidates. In such event, and if we are unable to raise additional capital, we would have to scale back our Therapeutic DNA Production Services which would have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Manufacturing, Development, and Industries:

If we are unable to expand our DNA manufacturing capacity, we could lose revenue and our business could suffer.

In order to expand our manufacturing capacity for our DNA production, including our linearDNA platform, we need to either build additional internal manufacturing capacity, contract with one or more partners, or both. Our technology and the production process for our DNA production are complex, involving specialized parts, and we may encounter unexpected difficulties in the manufacture, improvement or increasing the capacity of our DNA production, and addressing these difficulties may cause us to divert our time and resources from our other product offerings. There is no assurance that we will be able to continue to increase manufacturing capacity internally or that we will find one or more suitable partners to help us towards this objective, in order to meet the volume and quality requirements necessary for success in our existing and potential markets. Manufacturing and product quality issues may arise as we continue to increase the scale of our production. If our DNA manufacturing equipment and tools do not consistently produce DNA products that meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in expanding our manufacturing capacity could diminish our ability to develop or sell our DNA products, which could result in lost revenue and materially harm our business, financial condition and results of operations.

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

In addition, the FDA and other regulatory authorities require that our products be manufactured according to cGMP and similar foreign standards relating to methods, facilities, and controls used in the manufacturing, processing, and packing of the product, which are intended to ensure that biological and drug products are safe and that they consistently meet applicable requirements and specifications.

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

The amount of customer spending on pharmaceutical and biologic development and manufacturing will have an impact on our sales and profitability in the pharmaceutical and biologic market. Our collaborators and customers determine the amounts that they will spend based upon, among other things, available resources, access to capital, and their need to develop new products, which, in turn, are dependent upon a number of factors, including their competitors’ research, development and product initiatives and the anticipated market uptake, and clinical and reimbursement scenarios for specific products and therapeutic areas. Consolidation in the pharmaceutical and biologic industry may impact such spending as customers integrate acquired operations, including research and development (“R&D”) departments and manufacturing operations. Any reduction in spending on pharmaceutical and biotechnology development and related services as a result of these and other factors could have a material adverse effect on our business, results of operations and financial condition.

Our safeCircleTM COVID-19 testing service could become obsolete or its utility could be significantly diminished.

Surveillance testing is not generally regulated by the FDA and CMS has stated that CLIA certification is not required to conduct surveillance testing for non-patient-specific tests. ADCL is offering its safeCircleTM surveillance testing in compliance with current CDC, FDA, CMS and NYSDOH recommendations. The regulatory framework or recommendations regarding COVID-19 Surveillance Testing could change at any time. In addition, our pooled COVID-19 screening testing is conducted via a NYSDOH conditionally approved LDT. In the event that NYSDOH revokes the conditional approval or declines to fully approve the LDT, ADCL will be required to utilize a third-party EUA-authorized COVID-19 assay and potentially stop utilizing pooled testing.

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

Certain disruptions in supply of, and changes in the competitive environment for, components and raw materials integral to the manufacturing of our products may adversely affect our profitability. We use a broad range of materials and supplies in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially and adversely affect our revenues and profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase materials, components and supplies for the production of our products, in each case, may adversely affect our ability to maintain production of our products and achieve profitability. Unforeseen discontinuation or unavailability of certain components, such as enzymes (e.g. DNAP) or nucleotides, each of which we currently primarily source from single supplier, could cause production delays as we modify our product specifications to accommodate replacement components. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure  the components from other sources, we would be unable to manufacture our products and ship them to our customers in a timely fashion, or at all, which would adversely affect our sales, margins and customer relations.

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

We expect this competition to continue and intensify in the future. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize drug and biologic candidates or other forms of therapeutic DNA that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any drug and biologic candidates and linearDNA that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, drug and biologic candidates and other forms of therapeutic DNA developed by our competitors may render our potential drug and biologic candidates and linearDNA uneconomical or obsolete, and we may not be successful in marketing any drug and biologic candidates and linearDNA we may develop against competitors.

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

The market for our MDx Testing Services is very competitive, and we may be unable to continue to compete effectively in this industry in the future.

The principal market for molecular diagnostics testing services is intensely competitive. We compete with many existing testing service providers and new competitors continue to enter the market. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, or have strategic alliances with such companies, and many of them have substantially greater capital resources, marketing experience, research and development staff, and facilities than we do. Any of these companies could succeed in developing testing services that are more effective than the testing services that we have or may develop and may be more successful than us in producing and marketing their existing testing services. Some of our competitors that operate in the molecular diagnostics testing markets include: 23andMe, Inc., Laboratory Corporation of America (LabCorp); Quest Diagnostics Inc., Myriad Genetics, Inc., ARUP Laboratories, Sonic Healthcare USA, Everly Well, Inc., and Fulgent Genetics, Inc.

Our MDx Testing Services provide higher education institutions, private clients, and businesses located in New York State with COVID-19 testing services, including test scheduling, sample collection and automated results reporting. It is unclear whether we will be able to maintain and grow the number of customers who will avail themselves of our testing services, or how regularly we will be able to obtain a flow of business from existing customers. If we are unable to increase sales of our testing services or to successfully develop, validate and commercialize other diagnostic tests and services, our MDx Testing Services may not produce sufficient revenues to become profitable.

We compete with life science, pharmaceutical and biotechnology companies, some of whom are our customers, who are substantially larger than we are and potentially capable of developing new approaches that could make our products and technology obsolete or develop their own internal capabilities that compete with our products.

The market for biologics components products and services in the biopharmaceutical development, life science research, and diagnostics space is intensely competitive, rapidly evolving, significantly affected by new product introductions and other market activities by industry participants and subject to rapid technological change. We also expect increased competition as additional companies enter our market and as more advanced technologies become available. We compete with other providers of outsourced biologics components products and services. We also compete with the in-house discovery, development and commercial manufacturing functions of pharmaceutical and biotechnology companies. Many of our potential competitors, which in some cases are also our customers, are large, well-capitalized companies with significantly greater resources and market share than we have. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may be able to spend more aggressively on product and service development, marketing, sales and other initiatives than we can. Many of these competitors also have:

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

The animal health industry is highly competitive. Our competitors include standalone animal health businesses, the animal health businesses of large pharmaceutical companies, specialty animal health businesses and companies that mainly produce generic products. We believe many of our competitors are conducting R&D activities in areas in which we are developing products. Several new start-up companies also compete in the animal health industry. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, manufacturing, marketing and selling their products, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities. Further, consolidation in the animal health industry could result in existing competitors realizing additional efficiencies or improving portfolio bundling opportunities, thereby potentially increasing their market share and pricing power, which could lead to an increase in competition. In addition to competition from established market participants, new entrants to the animal health medicines and vaccines industry could substantially reduce our market share, render our products obsolete or disrupt our business model.

To the extent that any of our competitors are more successful with respect to any key competitive factor, our business, financial condition and results of operations could be materially adversely affected. Competitive pressure could arise from, among other things, more favorable safety and efficacy product profiles, limited demand growth or a significant number of additional competitive products being introduced into a particular market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale, the ability of competitors to produce or otherwise procure animal health products at lower costs than us and the ability of competitors to access more or newer technology than us.

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

In addition, research, development, and commercialization of our Therapeutic DNA Production Services and veterinary biologic products are inherently risky. We cannot give any assurance that any future customers and/or collaborators of our Therapeutic DNA Production Services will receive regulatory approval for their pharmaceutical and biotherapeutic product candidates. In addition, we cannot give any assurance that any of our own veterinary biologic product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our or our licensor’s issued patents or pending applications or that we or our licensors were the first to invent the technology. During the ordinary course of our business, we do not conduct “prior art” searches before filing a patent application. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office (“USPTO”) to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Moreover, the scope, validity and enforceability of granted claims can be challenged in a variety of proceedings. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the relevant patent office, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, outside of the context of litigation per se. Such mechanisms include ex parte re-examination, inter partes review, post-grant review, derivation and pre- and post-grant opposition proceedings.

Furthermore, the courts have held that patent claims that recite laws of nature are not patent eligible, but patent claims that recite sufficient additional features that provide practical assurance that claimed processes are genuine inventive applications of those laws may be patent eligible. But what constitutes a “sufficient” additional feature is the subject of uncertainty. The USPTO has published and continues to revise and publish guidelines for patent examiners to apply when examining claims for patent eligibility as the case law continues to evolve. Patent eligibility is also an area of the law under continual development in other jurisdictions around the world.

In addition, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

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

Our Therapeutic DNA Production Services will generally be subject to regulatory approval and oversight, potentially including approval and/or oversight in various foreign jurisdictions. In addition, our pharmaceutical and biologic products and services may be incorporated into products that cannot be marketed in the United States or in many other jurisdictions without approval by the FDA or comparable agencies of other countries or regions. Obtaining such regulatory approvals is costly, time-consuming, uncertain, and subject to unanticipated delays. When, if ever, such approvals will be obtained is unknown. Our revenue in the pharmaceutical and biologic markets is highly dependent upon obtaining such approval.

Federal agencies, including the FDA and FTC, as well as state, local, and foreign authorities, also exercise ongoing review and control of the manufacturing, packaging, labeling, advertising, sale, distribution, and monitoring of pharmaceutical and biologic products. If our or our customers’ pharmaceutical or biologic product candidates or pharmaceutical or biologic products incorporating our products are ever approved, failure to comply with any of these regulations or other requirements could also have an adverse effect on our revenue in the pharmaceutical and biologic markets.

In addition, veterinary DNA vaccines and therapeutics in the United States are subject to review and regulatory approval by the USDA. The USDA’s Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including certain immunotherapeutics. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the agency requirements.

Revenue from our Therapeutic DNA Production Services will be highly dependent on our collaborators’ and customers’ success in obtaining regulatory approval and commercializing their products.

The DNA produced via our Therapeutic DNA Production Services may be incorporated into our customers’ products in the pharmaceutical and biologic market that are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. In the United States, to obtain approval from the FDA to market any future pharmaceutical or biologic product that incorporates our technology, our collaborators or customers will be required to submit an NDA or BLA. The process of obtaining such regulatory approvals is expensive, often takes many years if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval process during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review process may cause delays in the approval or rejection of an application. There is no guarantee that our collaborators and customers will ever be successful in obtaining regulatory approval for any product that incorporates our products or technology. Even if regulatory approval is received, the manufacturing processes, post approval clinical data, labeling, advertising and promotional activities for any such product will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our business may be materially harmed by our collaborators’ and customers’ inability to obtain or maintain regulatory approvals for their products of their failure to comply with applicable regulations.

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

The regulatory approval processes of the FDA, USDA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we or our customers are ultimately unable to obtain regulatory approval for products incorporating our Therapeutic DNA Production Services, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, USDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application submitted by one of our customers or by us with respect to the veterinary health market. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our customers’ data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for, or plan to obtain regulatory approval for any product candidate (except with respect to the veterinary health market), and it is possible that none of our, or our customers’ existing product candidates or any product candidates that we or our customers may seek to develop in the future will ever obtain regulatory approval. Applications for our and our customers’ product candidates could fail to receive regulatory approval for a variety of reasons. This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in failing to obtain regulatory approval to market any of such product candidates, which would significantly harm our business, results of operations, and prospects.

Our or our customers’ product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our or our customers’ product candidates could cause regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by regulatory authorities. Side effects related to a drug or biologic could affect patient recruitment, the ability of enrolled patients to complete the study, and/or result in potential product liability claims.

Additionally, if one or more of our or our customers’ product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result. Regulatory authorities may withdraw approvals of such product or impose restrictions on distribution. They may require additional warnings or contraindications on the product label that could diminish the usage or otherwise limit the commercial success of the product. We or our customers may be required to change the way the product is manufactured, be forced to suspend manufacturing the product or required to create a REMS. In addition, our or our customers’ reputation may suffer. Any of these events could prevent us or our customers from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

Even if our customers obtain regulatory approval for a product candidate, our Therapeutic DNA Production Services will remain subject to extensive regulatory scrutiny.

If any of our customers’ product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Ongoing regulatory requirements include ensuring that quality control and manufacturing and production procedures conform to cGMP regulations, and we will be subject to continual review and inspections to assess compliance with cGMP regulations and adherence to commitments made in any regulatory filings. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance.

Any regulatory approvals that our customers receive for our products will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a REMS), or contain requirements for potentially costly post-marketing testing. Any new legislation addressing drug or biologic safety issues could result in delays in product development or commercialization, or increased costs to assure manufacturing compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. The holder of an approved NDA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing manufacturing changes to verify the safety and efficacy of our customers’ products in general. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval and thereby affect the need for our manufacturing services.

In addition, veterinary DNA vaccines and therapeutics in the United States are subject to review and regulatory approval by the USDA. The USDA’s Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including certain immunotherapeutics. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are submitted in accordance with the agency requirements.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product, our customer or us, including, but not limited to, requiring withdrawal or recall of the product from the market, imposing civil or criminal penalties, and imposing restrictions on our or our customers’ ability to continue to manufacture the product(s). Any government investigation of alleged violations of law could require our customers or us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our customers’ ability to commercialize and generate revenue from our customers’ products and demand for our synthetic DNA for their products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our Company and our operating results will be adversely affected related to the demand for those customers’ products or our products in the case of the veterinary health market.

In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations in the United States and other jurisdictions may be enacted that could further restrict or regulate our post-approval manufacturing activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action. If our customers or we are not able to achieve and maintain regulatory compliance, we may not be permitted to continue manufacturing synthetic DNA products for our customers’ products and/or product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

If the FDA were to begin to enforce regulation of LDTs, we could incur substantial costs and delays associated with trying to obtain pre-market clearance or approval and costs associated with complying with post-market requirements.

As an LDT, our MDx Testing Services are currently subject to enforcement discretion by the FDA. While FDA has issued various guidance documents proposing a framework to regulate LDTs, the FDA appears to be waiting for a legislative solution.

In this regard, most recently, the “Verifying Accurate Leading-edge IVCT Development Act of 2020,” or VALID Act, was introduced in March 2020, then in June 2021, and Spring 2022. A modified version of the VALID Act was added to the reauthorization bill for the Medical Device User Fee Act (“MDUFA”) V but then was removed to permit a more rapid passage of MDUFA V to prevent worker layoffs. The bill proposed a risk-based approach that would have subjected many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill would have grandfathered many existing LDTs from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would have required such tests to comply with other regulatory requirements (e.g., registration and listing, adverse event reporting). To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use would have needed to be established. Under VALID, a precertification process would have been established that would have allowed a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs meet quality system requirements. If pre-certified, low-risk IVCTs, developed by the laboratory would not have been subject to pre-market review. The new regulatory framework would have included quality control and post-market reporting requirements. The FDA would have had the authority to withdraw approvals for IVCTs for various reasons, including (for example) if there were a reasonable likelihood that the test would cause death or serious adverse health consequences. However, with bill language being removed from MDUFA V, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect the demand for our customer’s product candidates, if our customers obtain regulatory approval, including: our ability to receive or set a price that we believe is fair for our products; our ability to generate revenue and achieve or maintain profitability; the level of taxes that we are required to pay; and the availability of capital. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive from any customer. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

Our employees, independent contractors, consultants, commercial partners, customers and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners, customers and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with applicable laws and regulations of the FDA and other comparable foreign regulatory authorities; provide true, complete and accurate information to the FDA and other comparable foreign regulatory authorities; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us.

If our customers obtain FDA approval of any of their products and begin commercializing those products in the United States, our potential exposure under such laws may increase significantly, and our costs associated with compliance with such laws as a result of our relationship with our customers may also increase. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

As of December 9, 2022, we had 12,908,520 shares of common stock issued and outstanding, outstanding options to purchase 1,061,810 shares of common stock, outstanding warrants to purchase 7,313,963 shares of common stock, and 2,767,568 shares available for grant under our 2005 and 2020 Equity Incentive Plans. The issuance of shares upon exercise of our outstanding options and warrants will cause immediate and substantial dilution to our stockholders and any sale thereof may depress the market price of our common stock.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.PROPERTIES.

Our corporate headquarters is located at the Long Island High Technology Incubator (“LIHTI”), which is located on the campus of Stony Brook University at 50 Health Sciences Drive, Stony Brook, NY 11790. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and originally expired on May 31, 2016, with the option to extend the lease for two additional three-year periods. We have exercised our option to extend the lease for one additional three-year period, ending May 31, 2019. During November 2019, we extended this lease until January 15, 2020. In addition to the office space, we also have 2,200 square feet of laboratory space. On January 20, 2020, we entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. During October 2020, we exercised the one-year renewal option, extending the term for these leases until January 15, 2022. On February 1, 2022, we entered into a new lease agreement for the same facility for a one-year period, expiring January 31, 2023. The base rent during the additional twelve-month period is $589,056 per annum. We also have a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2022, we renewed this lease with a new expiration date of July 31, 2023. The base rent is approximately $6,500 per annum.

ITEM 3.LEGAL PROCEEDINGS.

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

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “APDN”. There is no certainty that the common stock will continue to be listed on Nasdaq or that any liquidity will exist for our stockholders.

Holders

As of December 9, 2022, we had 126 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

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

ITEM 6.RESERVED.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Introduction

We are a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”). Using the polymerase chain reaction (“PCR”) to enable both the production and detection of DNA, we operate in three primary business markets: (i) the manufacture of synthetic DNA for use in nucleic acid-based therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA in molecular diagnostics testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”).

Our growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation (“CDMO”) for the manufacture of synthetic DNA for use in nucleic acid-based therapies and the development of our own product candidates in veterinary health

Therapeutic DNA Production Services

Through our LinearRx, Inc. (“LRx”) subsidiary we are developing and commercializing the linearDNA (“linearDNA”) platform. The linearDNA platform enables the rapid, efficient, and large-scale cell-free manufacture of high-fidelity DNA sequences for use in nucleic acid-based therapeutics. The linearDNA platform enzymatically produces a linear form of DNA we call ‘linearDNA’ that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years.

We believe our enzymatic linearDNA platform has numerous advantages over existing cell-based plasmid DNA manufacturing platforms. Plasmid-based DNA manufacturing is based on the complex, costly and time-consuming biological process of amplifying DNA in living cells. Once amplified, the DNA must be separated from the living cells and other process contaminants via multiple rounds of purification, adding further complexity and costs. Unlike plasmid-based DNA manufacturing, the linearDNA platform does not require living cells and instead amplifies DNA via the enzymatic process of PCR. The linearDNA platform is simple, with only four ingredient inputs, and can rapidly produce very large quantities of DNA without the need for complex purification steps.

We believe the key advantages of the linearDNA platform include:

●	Speed – Production of linearDNA can be measured in terms of hours, not days and weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – linearDNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences such as plasmid backbone and antibiotic resistance genes, inherent to plasmid DNA, are not present in linearDNA.
●	Simplicity – The production of linearDNA is streamlined relative to plasmid-based DNA production. linearDNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.

●	Flexibility – DNA produced via the linearDNA platform can be easily chemically modified to suit specific customer applications. In addition, the linearDNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include inverted terminal repeats (ITRs) and polyadenylation sequences (poly (A) tail) important to gene therapy and messenger RNA (“mRNA”) therapies, respectively.

Preclinical studies have shown that linearDNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

●	therapeutic and prophylactic DNA vaccines;
●	DNA templates for in vitro transcription to produce ribonucleic acid (“RNA”), including mRNA; and
●	adoptive cell therapy manufacturing.

Further, we believe that linearDNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	Clustered regularly interspaced short palindromic repeats (“CRISPR”)-mediated homology-directed repair (“HDR”); and
●	non-viral gene therapy.

As of the third quarter of calendar 2022, there were 3,694 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q3 2022 Quarterly Report). Due to what we believe are the linearDNA platform’s numerous advantages over legacy plasmid-based DNA manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for linearDNA to supplant plasmid DNA in the manufacture of nucleic acid-based therapies.

Our linearDNA is currently manufactured pursuant to Good Laboratory Practices (“GLP”) that we believe are sufficient for pre-clinical discovery and development of nucleic acid-based therapies. In addition, for indirect clinical use of linearDNA (i.e., where linearDNA is a starting material but is not incorporated into the final therapeutic product, as is the case with the production of mRNA or certain viral vectors), we believe that high-quality grade GLP linearDNA is sufficient for clinical and commercial stage customers of our Therapeutic DNA Production Services. For the direct clinical use of our linearDNA (i.e., nucleic acid-based therapies where our linearDNA is incorporated into the final therapeutic product, as in the production of DNA vaccines, adoptive cell therapies and certain gene therapies) we believe clinical and commercial stage customers of our Therapeutic DNA Production Services will generally require our manufacturing facilities to meet current Good Manufacturing Practices (“cGMP”). We currently do not have any manufacturing facilities that meet cGMP. We will need to develop and maintain manufacturing facilities that meet cGMP to support customers that wish to use our linearDNA for direct clinical use and for indirect clinical use customers who request linearDNA manufactured under cGMP. In the longer term, we believe that the development and maintenance of a cGMP manufacturing facility for linearDNA will benefit the entirety of our Therapeutic DNA Production Services business, in both direct and indirect clinical applications.

Our business strategy for the linearDNA platform is (i) to utilize our current GLP linearDNA production capacity to secure CDMO contracts to supply linearDNA to pre-clinical therapy developers, as well as clinical and commercial therapy developers and manufacturers that are pursuing therapeutics that require the indirect clinical use of linearDNA; and (ii) upon our development of cGMP linearDNA production facilities, to secure CDMO contracts with clinical stage therapy developers and commercial manufactures to supply linearDNA for direct clinical use.

In addition, we plan to leverage our Therapeutic DNA Production Services and deep knowledge of PCR to develop and monetize, ourselves or with strategic partners, one or more linearDNA-based therapeutic or prophylactic vaccines for the veterinary health market. Currently, we have in-licensed a therapeutic DNA vaccine candidate against canine lymphoma, which accounts for up to 24% of all cancers in canines. Our lymphoma vaccine candidate was licensed from Takis S.R.L and EvviVax, S.R.L. for exclusive use by the Company in association with our linearDNA platform, and is subject to certain commercialization milestones. We currently seek to commercialize our canine lymphoma vaccine in conjunction with lipid nanoparticle (“LNP”) encapsulation to facilitate IM administration. We have recently demonstrated in vitro and in vivo (mice studies) expression of generic reporter proteins via linearDNA encapsulated by LNPs. For the in vivo study, successful expression of the LNP-encapsulated linearDNA was administered and achieved via IM injection. We believe the linearDNA platform provides a substantial advantage to the development and monetization of a therapeutic DNA vaccine against canine lymphoma.

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

Under our MDx testing services, ADCL currently provides COVID-19 testing for large populations marketed under our safeCircleTM trademark. Leveraging ADCL’s customizable high-throughput robotically-pooled testing workflow and the Cleared4 digital health platform owned and operated by Cleared4 Inc. (the “Cleared4 Platform”), our safeCircle testing service is an adaptable turnkey large population COVID-19 testing solution that provides for all aspects of COVID-19 testing, including test scheduling, sample collection and automated results reporting. Our safeCircle testing service utilizes high-sensitivity robotically-pooled real-time PCR (“RT-PCR”) testing to help mitigate virus spread by quickly identifying COVID-19 infections within a community, school, or workplace. Our safeCircle COVID-19 testing is performed using either the Company’s internally developed Linea 2.0 RT-PCR Assay, a NYSDOH conditionally approved laboratory developed test (“LDT”) or third-party emergency use authorization (“EUA”)-authorized RT-PCR COVID-19 assays. Our safeCircle testing service also incorporates the Cleared4 Platform to enable large-scale digital test scheduling, in-field sample collection and registration, and results reporting. By leveraging the combination of our robotically-pooled workflows and the Cleared4 Platform, our safeCircle testing services typically return testing results within 24 to 48 hours. We currently provide safeCircle testing services to higher education institutions, private clients, and businesses located in New York State.

ADCL has also developed PCR-based MDx testing services for the Monkeypox virus, which are currently approved by NYSDOH. These services are designed to run on the same high-throughput platform utilized by our COVID-19 testing services and provides ADCL with a substantial testing throughput

In addition to our infectious disease testing services, we are currently validating pharmacogenetics (“PGx”) testing services. Our PGx testing services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx testing services are designed to interrogate DNA targets on over 35 genes and provide genotyping information relevant to certain cardiac, mental health and pain management drug therapies. We believe the economics of complex MDx testing services such as PGx are more favorable to the Company as compared to high volume, low complexity MDx tests such as COVID-19 testing. Our PGx testing services will require NYSDOH approval prior to initiating our patient testing services. If approved, we plan to commercialize our PGx testing services by offering PGx clinical reference laboratory testing services to other clinical laboratories and healthcare facilities nationwide.

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

DNA Tagging and Security Products and Services

By leveraging our expertise in both the manufacture and detection of DNA via PCR, our DNA Tagging and Security Products and Services allow our customers to use non-biologic DNA tags manufactured on our linearDNA platform to mark objects in a unique manner and then identify these objects by detecting the absence or presence of the DNA tag. We believe our DNA tags are not economically feasible nor practical to replicate, and that our disruptive tracking platform offers broad commercial relevance across many industry verticals. The Company’s core DNA Tagging and Security Products and Services, which are marketed collectively as a platform under the trademark CertainT®, include:

●	SigNature® Molecular Tags, which are short non-biologic DNA taggants produced by the Company’s linearDNA platform, provide a methodology to authenticate goods within large and complex supply chains for materials such as cotton, leather, pharmaceuticals, nutraceuticals and other products.
●	SigNify® IF portable DNA readers and SigNify consumable reagent test kits provide definitive real-time authentication of the Company’s DNA tags in the field, providing a front-line solution for supply chain integrity backed with forensic-level molecular tag authentication. The Company’s software platform enables customers to track materials throughout a supply chain or product life.
●	fiberTyping®, which uses PCR-based DNA detection to determine a cotton cultivar, and other product genotyping services that utilize PCR-based DNA detection to detect a product’s naturally occurring DNA sequences for the purposes of product provenance authentication and supply chain security.

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

Our business plan is to leverage growing consumer and governmental awareness for product traceability and the newly enacted UFLPA to expand our existing partnerships and seek new partnerships for our DNA Tagging and Security Products and Services with a focus on cotton and synthetic fibers.

General

Historically, the substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. However, most of our near-term growth in revenues has been derived from our validated COVID-19 pooled testing, and our COVID-19 Surveillance Testing, which are part of our MDx testing services business. We also expect future growth in revenues to be derived from our Therapeutic DNA Production Services and our MDx testing services. To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity.

Comparison of the Fiscal Year Ended September 30, 2022 to the Fiscal Year Ended September 30, 2021

Revenues

Product revenues

For the twelve-month periods ended September 30, 2022 and 2021, we generated $1,882,804 and $3,295,849 in revenues from product sales, respectively. Product revenue decreased by $1,413,045 or 43% for the twelve-month period ended September 30, 2022 as compared to the prior fiscal year. Revenues decreased by $1,323,610 in sales of our MDx test kits and supplies, of which $1,266,895 was attributable to sales pursuant to our contract with Stony Brook University Hospital. The decrease also relates to a decrease of approximately $163,000 in the textiles market for the shipment of DNA concentrate used by customers to protect the supply chain.

Service revenues

For the twelve-month periods ended September 30, 2022 and 2021, we generated $759,138 and $937,735 in service revenues, respectively. Service revenue decreased by $178,597 or 19% for the twelve-month period ended September 30, 2022 as compared to the prior fiscal year. The decrease in service revenues is related to a decrease of approximately $258,000 for research and development projects in our Therapeutic DNA production segment.

Clinical laboratory service revenues

For the twelve-month periods ended September 30, 2022 and 2021, we generated $15,526,735 and $4,794,154 in revenues from clinical laboratory testing services, respectively. Clinical laboratory service revenue increased by $10,732,581 or 224% for the twelve-month period ended September 30, 2022 as compared to the prior fiscal year. The increase in revenue is primarily due to a full twelve months of our contract with the City University of New York which resulted in an increase of $9,319,884 year over year.

Costs and Expenses

Gross Profit

Gross profit for the twelve-month period ended September 30, 2022 increased by $570,734 or 13% from $4,482,906 for the twelve-month period ended September 30, 2021 to $5,053,640 for the twelve-month period ended September 30, 2022. The gross profit percentage was 28% and 50% for the twelve-month periods ended September 30, 2022 and 2021, respectively. The decline in gross profit percentage was the result of a significant portion of our clinical laboratory revenue coming from our screening testing contracts where we also provide and staff the testing centers, as these contracts have higher costs associated with them as compared to our surveillance testing contracts. To a lesser extent, the decline is due to product sales mix, as sales during the twelve-month period ended September 30, 2021 included MDx kit sales, as well as DNA concentrate to protect a cotton supply chain, which are at a higher gross margin as compared to the products sold during the current fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses for the twelve-month period ended September 30, 2022 increased by $2,251,988 or 18% to $15,097,360 from $12,845,372 in the twelve-month period ended September 30, 2021. The increase is primarily attributable to an increase in stock-based compensation expense of $615,000 relating to officer stock option grants that vested immediately, as well as to the annual non-employee board of director grants that vest one-year from the date of grant. The remainder of the increase relates to an increase in insurance expense of approximately $413,000, primarily related to an increase in our Directors and Officers insurance policy premiums and payroll of approximately $809,000. The increase in total payroll is primarily due to an increase of $500,000 for a bonus accrual for the CEO, in accordance with his employment agreement, and was also due to the twelve-month period ended September 30, 2021 having a reversal of an accrual of approximately $300,000 for an accrued bonus that was forgiven by the CEO. To a lesser extent, the increase is due to an increase of approximately $240,000 in bad debt expense for the twelve-month period ended at September 30, 2022 to fully reserve for an outstanding customer balance that was deemed to be uncollectible.

Research and Development

Research and development expenses for the twelve-month period ended September 30, 2022 decreased by $238,391 or 6% to $3,926,043 from $4,164,434 in the twelve-month period ended September 30, 2021. This decrease is primarily due to decreased purchases relating to our clinical laboratory build out as well as for research projects related to genetic sequencing and isotopic research analysis projects during the period ended September 30, 2022.

Impairment losses

Impairment losses for the twelve-month period ended September 30, 2021 was $821,741. This relates to the impairment of intellectual property, customer lists and goodwill relating to a 2015 asset purchase.

Interest income, net

Interest income, net for the fiscal year ended September 30, 2022, decreased to $7,200 from $13,675 in the same period of 2021.

Other expense, net

Other expense, net for the twelve-month periods ended September 30, 2022 and 2021, was $47,305 and $8,756, respectively.

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

Transaction cost allocated to warrant liabilities

Transaction cost allocated to warrant liabilities for the twelve-month period ended September 30, 2022 was $1,668,112. These transaction costs represent the portion of the closing costs from both the February and August 2022 financing transactions that was allocated to the warrants issued in those transactions.

Unrealized gain on change in fair value of the Common Warrants

Unrealized gain on change in fair value of Common Warrants for the twelve-month period ended September 30, 2022, of $17,999,521 relates to the change in fair value of the Common Warrants issued as part of the February and August 2022 Offerings (see Note H of the accompanying consolidated financial statements). The gain on change in fair value represents the difference between the fair value of the Common Warrants on the issuance date compared to the fair value as of September 30, 2022. The primary driver of this change is the decline in our stock price during the period.

Gain on extinguishment of notes payable

Gain on extinguishment of notes payable for the twelve-month period ended September 30, 2021 of $839,945 relates to the full forgiveness of the Company’s PPP loan. The gain on extinguishment represents the difference between the fair value of the PPP loan on the forgiveness date compared to their carrying value plus accrued interest.

Loss on issuance of warrants

The loss on issuance of warrants of $10,591,600 for the twelve-month period ended September 30, 2022 relates to the August 2022 financing transaction and is the result of the fair value of the warrants being greater than the cash received from the financing.

Net Loss

Net loss decreased $6,008,380, or 42% to $8,270,059 for the fiscal year ended September 30, 2022 compared to $14,278,439 for the fiscal year ended September 30, 2021, due to the factors noted above.

Recently Issued Accounting Pronouncements

See Note C, “Recent Accounting Standards,” to the accompanying consolidated financial statements for a description of accounting standards which may impact our consolidated financial statements in future reporting periods.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of September 30, 2022, we had working capital of $15,757,821. For the fiscal year ended September 30, 2022, we used cash in operating activities of $8,976,706 consisting primarily of our loss of $8,270,059 net with non-cash adjustments of $1,290,480 in depreciation and amortization charges, $2,518,665 in stock-based compensation expense, $1,668,112 in public offering costs incurred, $10,591,600 in loss on issuance of warrants, $17,999,521 in unrealized gain on change in fair value of common warrants, and $269,451 of bad debt expense. Additionally, we had a net increase in operating assets of $258,488 and a net decrease in operating liabilities of $1,213,054. Cash used in investing activities was $489,553, for the purchase of property and equipment. Cash provided by financing activities was $18,126,596, which included net proceeds from public offerings of $14,426,521, and warrant exercises of $3,700,075.

We have recurring net losses. We have incurred a net loss of $8,270,059 for the fiscal year ended September 30, 2022. Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities. Through September 30, 2022, we have dedicated most of our financial resources to commercialization of our MDx Testing Services, specifically our COVID-19 Testing Services, as well as to research and development efforts focused on the development of our Therapeutic DNA Productions Services, as well as, advancing our intellectual property, and general and administrative activities.

As discussed in Note H of the accompanying consolidated financial statements, on August 8, 2022, we closed on a public offering of 3,000,000 shares of Common Stock and warrants, at a purchase price of $4.00 per share. The net proceeds, after deducting the placement agent’s fees and other offering expenses were approximately $10.7 million. Also, we received $3.7 million in proceeds from the exercise of 900,000 Series B Warrants.

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

We expect capital expenditures to be less than $3,000,000 in fiscal 2023. Our primary investments are expected to be in laboratory equipment related to our Therapeutic DNA Production segment’s research and development activities.

Substantially all of the real property used in our business is leased under operating lease agreements.

Critical Accounting Estimates and Policies

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

The accounting policies identified as critical are as follows:

●	Revenue recognition; and
●	Equity based compensation.
●	Warrant Liabilities

Critical Accounting Estimates

The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates include revenue recognition, recoverability of long-lived assets, including the values assigned to property and equipment, fair value calculations for warrants, contingencies, and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

Warrant Liabilities

The Company evaluated the Common Warrants and the Series A and Series B Warrants (collectively the “Warrants”) in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of the warrant agreements, the instrument does not qualify for equity treatment. As such, the Warrants were recorded as a liability on the consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations in the period of change.

Recent Debt and Equity Financing Transactions

Fiscal 2022

Registered Direct Public Offering

On February 24, 2022, we closed a registered direct offering (the “Offering”) in which, pursuant to the Securities Purchase Agreement dated February 21, 2022, by and between the Company and an institutional investor, the Company issued and sold 748,200 shares of the Company’s Common Stock (“Share”) and 748,200 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of the Company’s Common Stock. The Pre-Funded Warrants have an exercise price of $0.0001 per share and were immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $2.80 and each Pre-Funded Warrant was sold at an offering price of $2.7999. Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company issued unregistered warrants (“Common Warrants”) to purchase up to 1,496,400 shares of Common Stock. Each Common Warrant has an exercise price of $2.84 per share, is exercisable six months from the date of issuance and will expire five years from the initial exercise date on August 24, 2027. The gross proceeds of the offering, before deducting placement agent fees and other offering expenses, were approximately $4.2 million. On June 9, 2022, all of the 748,200 Pre-Funded Warrants were exercised.

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

The exercise price and number of the shares of Common Stock issuable upon the exercise of a Common Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant Agreement. The Common Warrants are recorded as a liability in the consolidated balance sheet and were recorded at fair value and will be marked to market at each period end. The fair value of the Common Warrants upon issuance was $3,350,400. The fair value of the warrants as of September 30, 2022 was $1,477,000, which resulted in a gain in the change in fair value of Common Warrants of $1,873,400 for the twelve-month periods ended September 30, 2022. Additionally, the Company allocated $391,335 of transaction costs to the warrant liabilities which is included in the consolidated statement of operations for the twelve-month period ended September 30, 2022.

As a result of this financing, the exercise price of the 458,813 remaining warrants issued during November 2019, 159,000 warrants issued during October 2020 and 100,000 warrants issued during December 2020 was all reduced to an exercise price of $2.80 per share in accordance with the adjustment provision contained in their respective warrant agreements. The incremental change in fair value of these warrants as a result of the triggering event was $110,105 and is recorded as a deemed dividend in the consolidated statement of operations for the twelve-month period ended September 30, 2022.

Public Offering

On August 8, 2022, we closed on a public offering of 3,000,000 shares of our common stock (or common stock equivalents in lieu thereof), together with Series A warrants to purchase up to 3,000,000 shares of our common stock and Series B warrants to purchase up to 3,000,000 shares of our common stock at a combined offering price to the public of $4.00 per share (or $3.9999 per common stock equivalent with an exercise price of $0.0001) and associated warrants, priced at a premium to market under Nasdaq rules. The Series A warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire five years following the date of issuance. The Series B warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire thirteen months following the date of issuance. The net proceeds to us from the offering, were approximately $10.7 million, after deducting the placement agent’s fees and other offering expenses payable by us.

Warrant Exercises

During August 2022, 925,000 of the Series B warrants were exercised for total net proceeds of $3,700,000.

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

The Replacement Warrants will not be registered nor listed on any exchange but are the subject of registration rights agreements (each, a “Registration Rights Agreement”), entered into with each Investor concurrently with the respective Warrant Exercise Agreement, pursuant to which the Company agreed to file a registration statement by January 20, 2021, with respect to the common stock underlying the Replacement Warrants. If at the time of exercise of the Replacement Warrants there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of the Warrant Shares to the applicable Investor, then such Replacement Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the Investor will be entitled to receive a number of Warrant Shares as determined by the terms of the Replacement Warrant. A registration statement was filed and went effective on February 2, 2021.

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

Product Research and Development

We anticipate spending approximately $4,000,000 for product research and development activities during the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

The effect of inflation on our revenue and operating results was not significant during the fiscal years ended September 30, 2022 and 2021.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-30 following the Exhibit Index.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including, our Chief Executive Officer, along with the Chief Financial Officer, on September 30, 2022, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of September 30, 2022. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as of September 30,2022. The material weakness is further described below.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of September 30, 2022. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2022 due to the material weakness detailed below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2022, and 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the fiscal year ended September 30, 2022, the material weakness related to the controls around the accounting for complex financial instruments, as it relates to the accounting for our outstanding warrants and the related tax impact.  Nonetheless, we have concluded that this material weakness does not require a restatement of or change in our consolidated financial statements for any prior interim period. We also developed a remediation plan for this material weakness which is described below.

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that this material weakness is remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the current material weakness in internal control over financial reporting.  Specifically, we intend to identify practices and/or procedures to expand and improve the review process for complex financial instruments and the related tax impact that is performed by both our personnel, as well as by the third-party professionals with whom we consult regarding complex accounting and tax applications.  We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

Part III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10 will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, or will be included in an amendment hereto, which will be filed with the SEC within 120 days after September 30, 2022. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information called for by Item 11 will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, or will be included in an amendment hereto, which will be filed with the SEC within 120 days after September 30, 2022. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, or will be included in an amendment hereto, which will be filed with the SEC within 120 days after September 30, 2022. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On each of December 9 and 10, 2020, Dillon Hill Capital, LLC and its affiliate, Dillon Hill Investment Company, LLC, a greater than 5% shareholder, exercised 100,000 of their 2019 Warrants, for an aggregate exercise of 200,000 of their 2019 Warrants, resulting in total net proceeds to the Company of approximately $1.1 million. As a result of these exercises, the Company issued to the Investors an aggregate of 100,000 additional replacement warrants, which are substantially similar to the Replacement Warrants described above except that 50,000 of the newly issued replacement warrants have an exercise price of $6.57 and 50,000 of such replacement warrants have an exercise price of $6.46. As of September 30, 2022, Dillon Hill Capital, LLC and its affiliate, Dillon Hill Investment Company, LLC, are no longer a greater than 5% shareholder.

The information called for by Item 13 will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, or will be included in an amendment thereto, which will be filed with the SEC within 120 days after September 30, 2022. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders, or will be included in an amendment hereto, which will be filed with the SEC within 120 days after September 30, 2022. The relevant portions of such definitive proxy statement are incorporated herein by reference.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)We have filed the following documents as part of this Form 10-K:
1.Consolidated Financial Statements

Our consolidated financial statements at September 30, 2022 and 2021 and for the years ended September 30, 2022 and 2021, and the notes thereto, together with the report of our independent registered public accounting firm on those consolidated financial statements, are hereby filed as part of this report beginning on page F-1.

2.Financial Statement Schedules

All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.Exhibits

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DNA SCIENCES, INC.

Date: December 14, 2022		/s/ James A. Hayward
	By:	James A. Hayward
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES A. HAYWARD	Chief Executive Officer (Principal Executive Officer),	December 14, 2022
James A. Hayward	President, Chairman of the Board of Directors and Director

/s/ BETH M. JANTZEN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2022
Beth M. Jantzen

/s/ ROBERT CATELL	Director	December 14, 2022
Robert Catell

/s/ JOSEPH D. CECCOLI	Director	December 14, 2022
Joseph D. Ceccoli

/s/ SCOTT L. ANCHIN	Director	December 14, 2022
Scott L. Anchin

/s/ YACOV A. SHAMASH	Director	December 14, 2022
Yacov A. Shamash

/s/ SANFORD R. SIMON	Director	December 14, 2022
Sanford R. Simon

/s/ ELIZABETH M. SCHMALZ	Director	December 14, 2022
Elizabeth M. Schmalz

EXHIBIT INDEX

The following exhibits are included as part of this Form 10-K. References to “the Company” in this Exhibit List mean Applied DNA Sciences, Inc., a Delaware corporation.

Exhibit		Incorporated by Reference				Filed or Furnished
Number	Description	Form	Exhibit	File No.	Date Filed	Herewith
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Description of Securities	10-K	4.1	001-36745	12/9/2021
4.2	Form of Purchase Warrant	8-K	4.1	001-36745	12/20/2017
4.3	Common Stock Purchase Warrant	8-K	4.1	001-36745	12/21/2018
4.4	Form of common warrant certificate (included in the Warrant Agreement, dated November 15, 2019)	8-K	4.2	001-36745	11/18/2019
4.5	Form of Indenture	S-3	4.1	333-238557	05/21/2020
4.6	Form of Common Stock Purchase Warrant	8-K	10.3	001-36745	10/14/2020
4.7	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	001-36745	2/23/2022
4.8	Form of Common Stock Purchase Warrant	8-K	4.2	001-36745	2/23/2022
4.9	Form of Series A Warrant	8-K	4.1	001-36745	8/9/2022
4.10	Form of Series B Warrant	8-K	4.2	001-36745	8/9/2022
4.11	Form of Prefunded Warrant	8-K	4.3	001-36745	8/9/2022
10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015
10.4†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan	DEF 14A	Appendix A	001-36745	08/03/2020
10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020
10.6†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	8/2/2016
10.7†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012

10.8	Warrant Agreement, dated November 20, 2014, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	11/20/2014
10.9	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.10	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.4	001-36745	11/2/2016
10.11	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.12*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	8/10/2017
10.13	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated December 20, 2017.	8-K	10.1	001-36745	12/20/2017
10.14	Securities Purchase Agreement dated as of December 20, 2017, by and between Applied DNA Sciences, Inc. and the Purchasers named therein.	8-K	10.2	001-36745	12/20/2017
10.15	Registration Rights Agreement, dated November 29, 2018	8-K	10.2	001-36745	12/6/2018
10.16	Securities Purchase Agreement, dated November 29, 2018	8-K	10.3	001-36745	12/6/2018
10.17	Registration Rights Agreement, dated August 31, 2018	8-K/A	10.2	001-36745	12/10/2018
10.18	Securities Purchase Agreement, dated August 31, 2018	10-K	10.45	001-36745	12/18/2018
10.19+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.20	Registration Rights Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.2	001-36745	07/17/2019
10.21	Securities Purchase Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.3	001-36745	07/17/2019
10.22	Asset Purchase Agreement, dated July 29, 2019 by and between LineaRX, Inc. and Vitatex Inc.	8-K	10.1	001-36745	8/12/2019
10.23	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc., dated August 22, 2019.	8-K	10.1	001-36745	8/26/2019
10.24	Underwriting Agreement entered into by and between Applied DNA	8-K	1.1	001-36745	11/14/2019

	Sciences, Inc. and Maxim Group LLC, as Representative of the Underwriters listed in Schedule I hereto, dated November 13, 2019.
10.25	Warrant Agreement, dated November 15, 2019, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4.1	001-36745	11/18/2019
10.26†	Consulting Agreement, dated as of December 12, 2019, by and between Applied DNA Sciences, Inc. and Meadow Hill Place, LLC	10.Q	10.1	001-36745	08/06/2020
10.27	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	8/13/2013
10.28	Agreement of Lease, dated November 1, 2015, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.2	001-36745	08/06/2020
10.29	Option Exercise Notice, dated December 3, 2015, Pursuant to Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.2	001-36745	05/12/2016
10.30	Temporary Lease Extension Agreement, dated August 9, 2019, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.3	001-36745	08/06/2020
10.31	Amendment to Leases, dated November 4, 2019, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10.Q	10.4	001-36745	08/06/2020
10.32	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10.Q	10.5	001-36745	08/06/2020
10.33	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.4	001-36745	10/14/2020
10.34	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.5	001-36745	10/14/2020
10.35+	Joint Development Agreement, dated September 11, 2018, between LineaRx, Inc., Takis S.R.L. and Evvivax S.R.L., as amended by that First Amendment, dated February 3, 2020	10-K	10.46	001-36745	12/17/2020
10.36	Animal Clinical Trial Agreement, dated September 14, 2020, between Applied	10-K	10.47	001-36745	12/17/2020

	DNA Sciences, Inc., Evvivax S.R.L. and Veterinary Oncology Services, PLLC
10.37	Letter Agreement dated March 2, 2021, by and between the Company and Dr. James Hayward	8-K	10.1	001-36745	3/4/2021
10.38	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC, dated January 10, 2021	8-K	10.1	001-36745	01/11/2021
10.39	Form of Securities Purchase Agreement	8-K	10.2	001-36745	01/11/2021
10.40	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC, dated February 21, 2022	8-K	10.2	001-36745	2/23/2022
10.41	Form of Securities Purchase Agreement	8-K	10.1	001-36745	2/23/2022
10.42	Form of Securities Purchase Agreement, dated August 4, 2022, by and between Applied DNA Sciences, Inc. and certain purchasers	8-K	10.1	001-36745	8/9/2022
10.43	Office Lease Renewal Letter Agreement, dated February 1, 2022, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.					Filed
10.44	Laboratory Lease Renewal Letter Agreement, dated February 1, 2022, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.					Filed
10.45+	Contract Number T212206, dated August 3, 2021, by and between The City University of New York and Applied DNA Clinical Labs, LLC.					Filed
10.46+	First Amendment to Contract No. T212206, dated December 16, 2021, by and between The City University of New York and Applied DNA Clinical Labs, LLC.					Filed
10.47+	Second Amendment to Contract No. T212206, dated July 19, 2022, by and between The City University of New York and Applied DNA Clinical Labs, LLC.					Filed
14.1	Code of Business Conduct and Ethics.					Filed
21.1	Subsidiaries of Applied DNA Sciences, Inc.	10-K	21.1	001-36745	12/17/2020
23.1	Consent of Marcum LLP					Filed
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

Filed
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101 INS	Inline XBRL Instance Document	Filed
101 SCH	Inline XBRL Taxonomy Extension Schema Document	Filed
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed
†	Indicates a management contract or any compensatory plan, contract or arrangement.
*

A request for confidentiality has been granted for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 24b-2 promulgated under the Exchange Act.

+ Portions of this exhibit have been omitted because the information is both not material and is the type that the Company treats as private or confidential. The omissions have been indicated by bracketed asterisks (“[***]”).

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Applied DNA Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied DNA Sciences, Inc. and Subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

Melville, NY

December 14, 2022

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND 2021

	September 30,	September 30,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$15,215,285	$6,554,948
Accounts receivable, net of allowance of $330,853 and $29,821 at September 30, 2022 and 2021, respectively	3,067,544	2,804,039
Inventories	602,244	1,369,933
Prepaid expenses and other current assets	1,058,056	568,881
Total current assets	19,943,129	11,297,801

Property and equipment, net	2,222,988	3,023,915

Other assets:
Deposits	98,997	95,040
Total assets	$22,265,114	$14,416,756

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,621,751	$2,991,343
Deferred revenue	563,557	281,000
Total current liabilities	4,185,308	3,272,343

Long term accrued liabilities	31,467	31,467
Common Warrant liability	5,139,400	—
Total liabilities	9,356,175	3,303,810

Commitments and contingencies (Note K)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of September 30, 2022 and 2021, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2022 and 2021, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of September 30, 2022 and 2021, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of September 30, 2022 and 2021, 12,908,520 and 7,486,120 shares issued and outstanding as of September 30, 2022 and 2021, respectively	12,909	7,488
Additional paid in capital	305,399,008	295,228,272
Accumulated deficit	(292,500,088)	(284,122,092)
Applied DNA Sciences, Inc. stockholders’ equity:	12,911,829	11,113,668
Noncontrolling interest	(2,890)	(722)
Total equity	12,908,939	11,112,946

Total liabilities and equity	$22,265,114	$14,416,756

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Revenues
Product revenues	$1,882,804	$3,295,849
Service revenues	759,138	937,735
Clinical laboratory service revenues	15,526,735	4,794,154
Total revenues	18,168,677	9,027,738

Cost of product revenues	2,116,717	1,566,656
Cost of clinical laboratory service revenues	10,998,320	2,978,176
Total cost of revenues	13,115,037	4,544,832

Gross profit	5,053,640	4,482,906

Operating expenses:
Selling, general and administrative	15,097,360	12,845,372
Research and development	3,926,043	4,164,434
Impairment losses	-	821,741
Total operating expenses	19,023,403	17,831,547

LOSS FROM OPERATIONS	(13,969,763)	(13,348,641)

Interest income, net	7,200	13,675
Loss on extinguishment of convertible notes payable	—	(1,774,662)
Unrealized gain on change in fair value of warrants classified as a liability	17,999,521	—
Gain on extinguishment of notes payable	—	839,945
Transaction costs related to warrant liabilities	(1,668,112)	—
Loss on issuance of warrants	(10,591,600)	—
Other expense, net	(47,305)	(8,756)

Loss before provision for income taxes	(8,270,059)	(14,278,439)

Provision for income taxes	—	—

NET LOSS	(8,270,059)	(14,278,439)

Less: Net (income) loss attributable to noncontrolling interest	2,168	(8,003)
NET LOSS attributable to Applied DNA Sciences, Inc.	(8,267,891)	(14,286,442)
Deemed dividend related to warrant modifications	110,105	—
NET LOSS attributable to common stockholders	$(8,377,996)	$(14,286,442)

Net loss per share attributable to common stockholders-basic and diluted	$(0.93)	$(2.07)

Weighted average shares outstanding-basic and diluted	8,967,704	6,916,999

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2021	5,142,779	$5,144	$275,548,737	$(269,835,650)	$(8,725)	$5,709,506
Exercise of warrants	520,151	521	2,613,408	—	—	2,613,929
Fair value of warrants issued in connection with convertible note repayment	—	—	1,643,440	—	—	1,643,440
Stock based compensation expense	—	—	1,668,003	—	—	1,668,003
Common stock issued in public offering, net of offering costs	1,810,000	1,810	13,754,697	—	—	13,756,507
Exercise of options cashlessly	13,190	13	(13)	—	—	—
Net loss	—	—	—	(14,286,442)	8,003	(14,278,439)
Balance, September 30, 2021	7,486,120	$7,488	$295,228,272	$(284,122,092)	$(722)	$11,112,946
Exercise of warrants	1,674,200	1,673	3,698,402	—	—	3,700,075
Derecognition of warrant liability	—	—	2,802,879	—	—	2,802,879
Stock based compensation expense	—	—	2,518,665	—	—	2,518,665
Common stock issued in public offering, net of offering costs	3,748,200	3,748	740,685	—	—	744,433
Options issued in settlement of accrued bonus	—	—	300,000	—	—	300,000
Deemed dividend - warrant repricing	—	—	110,105	(110,105)	—	—
Net loss	—	—	—	(8,267,891)	(2,168)	(8,270,059)
Balance, September 30, 2022	12,908,520	$12,909	$305,399,008	$(292,500,088)	$(2,890)	$12,908,939

See the accompanying notes to the consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Twelve Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,270,059)	$(14,278,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,290,480	844,438
Loss on disposal of property and equipment	—	208,782
Impairment of goodwill and intangible assets	—	821,741
Loss on extinguishment of convertible notes payable	—	1,774,662
Gain on extinguishment of notes payable	—	(839,945)
Public offering costs incurred	1,668,112	—
Loss on issuance of warrants	10,591,600	—
Unrealized gain on change in fair value of the warrants classified as a liability	(17,999,521)	—
Stock-based compensation	2,518,665	1,668,003
Provision for bad debts	269,451	28,629
Change in operating assets and liabilities:
Accounts receivable	(532,957)	(2,638,350)
Inventories	767,689	(872,566)
Prepaid expenses and other current assets and deposits	(493,220)	30,415
Accounts payable and accrued liabilities	930,497	94,711
Deferred revenue	282,557	(230,036)

Net cash used in operating activities	(8,976,706)	(13,387,955)

Cash flows from investing activities:
Purchase of property and equipment	(489,553)	(2,548,695)

Net cash used in investing activities	(489,553)	(2,548,695)

Cash flows from financing activities:

Net proceeds from exercise of warrants	3,700,075	2,613,929
Net proceeds from issuance of common stock and warrants	14,426,521	13,756,507
Repayment of convertible notes	—	(1,665,581)
Net cash provided by financing activities	18,126,596	14,704,855

Net increase (decrease) in cash and cash equivalents	8,660,337	(1,231,795)
Cash and cash equivalents at beginning of period	6,554,948	7,786,743
Cash and cash equivalents at end of period	$15,215,285	$6,554,948

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Interest paid in kind	$—	$28,329
Deemed dividend warrant modifications	$110,105	$—
Property and equipment acquired, and included in accounts payable	$—	$181,807
Issuance of stock options for payment of accrued bonus	$300,000	$—
Issuance of warrants in settlement of convertible notes payable	$—	$1,074,118
Fair value of warrants exercised	$2,802,879	$—
Fair value of warrants issued	$25,939,000	$—

See the accompanying notes to the consolidated financial statements

NOTE A – NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company developing technologies to produce and detect deoxyribonucleic acid (“DNA”). The Company uses the polymerase chain reaction (“PCR”) to enable both the production and detection of DNA, for use in three primary markets: (i) the manufacture of DNA for use in nucleic acid-based therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA in molecular diagnostics testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”). Under its MDx Testing Services, the Company’s wholly owned subsidiary, Applied DNA Clinical Labs, LLC (“ADCL”), is offering a high-throughput turnkey solution for population-scale COVID-19 testing marketed as safeCircleTM. safeCircle utilizes the Company’s COVID-19 Diagnostic Tests and is designed to look for infection within defined populations or communities utilizing high throughput testing methodologies (the “COVID-19 Testing Services”).

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

NOTE B – LIQUIDITY AND MANAGEMENT’S PLAN

The Company has recurring net losses, which have resulted in an accumulated deficit of $292,500,088 as of September 30, 2022. The Company incurred a net loss of $8,270,059 and generated negative operating cash flow of $8,976,706 for the twelve-month period ended September 30, 2022. At September 30, 2022, the Company had cash and cash equivalents of $15,215,285 and working capital of $15,757,821.

The Company’s current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities. Through September 30, 2022, the Company has dedicated most of its financial resources to commercialization of its MDx Testing Services, specifically its COVID-19 Testing Services, as well as to research and development efforts, primarily in the Therapeutic DNA Production segment, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities.

As discussed in Note H, on August 8, 2022, the Company closed on a public offering of 3,000,000 shares of Common Stock and warrants, at a purchase price of $4.00 per share. The net proceeds, after deducting the placement agent’s fees and other offering expenses were approximately $10.7 million. Also, the Company received $3.7 million in proceeds from the exercise of 925,000 Series B Warrants.

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

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The most significant estimates include revenue recognition, recoverability of long-lived assets, including the values assigned to property and equipment, fair value calculations for warrants, contingencies, and management’s anticipated liquidity. Management reviews its estimates on a regular basis and the effects of any material revisions are reflected in the consolidated financial statements in the period they are deemed necessary. Accordingly, actual results could differ from those estimates.

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

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Fiscal Years Ended:
	September 30,
	2022	2021
Research and development services (over-time)	$592,001	$799,718
Clinical laboratory testing services (point-in-time)	10,398,782	4,231,654
Clinical laboratory services (over-time)	5,127,953	562,500
Product and authentication services (point-in-time):
Supply chain	887,061	1,003,248
Asset marking	534,594	458,409
MDx test kits and supplies	628,286	1,972,209
Total	$18,168,677	$9,027,738

Contract balances

As of September 30, 2022, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	September 30,	$
	Balance sheet classification	2021	2022	change
Contract liabilities	Deferred revenue	$281,000	$563,557	$(282,557)

		October 1,	September 30,	$
	Balance sheet classification	2020	2021	change
Contract liabilities	Deferred revenue	$511,036	$281,000	$230,036

For the fiscal year ended September 30, 2022, the Company recognized $31,061 of revenue that was included in contract liabilities as of October 1, 2021.

For the fiscal year ended September 30, 2021, the Company recognized $277,331 of revenue that was included in contract liabilities as of October 1, 2020.

Cash Equivalents

For the purpose of the accompanying consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2022 and 2021, cash equivalents were $15,215,285 and $6,554,948, respectively.

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

At September 30, 2022 and 2021, the Company has an allowance for doubtful accounts of $330,853 and $29,821, respectively. The Company writes-off receivables that are deemed uncollectible.

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, equity-based compensation and depreciation and amortization. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fiscal years ended September 30, 2022 and 2021, the Company incurred losses from operations. Based upon these results and the trends in the Company’s performance projected for fiscal year 2022, it is more likely than not that the Company will not realize any benefit from the deferred tax assets recorded by the Company in previous periods. Management makes judgments as to the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. It is the Company’s policy to accrue interest and penalties on unrecognized tax benefits as components of income tax provision. The Company did not have any accrued interest or penalties as of September 30, 2022 and 2021. Tax years 2017 through 2020 remain subject to future examination by the applicable taxing authorities.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight line method over their estimated useful lives. The estimated useful life for computer equipment, lab equipment and furniture is 3 years, vehicles is 5 years and leasehold improvements are amortized over the shorter of their useful life or the remaining lease terms. Property and equipment consist of:

	September 30,
	2022	2021
Computer equipment	$—	$—
Lab equipment	4,059,754	3,565,057
Furniture	—	—
Vehicles	108,361	108,361
Leasehold improvements	124,825	124,825
Total	4,292,940	3,798,243
Accumulated depreciation	2,069,952	774,328
Property and equipment, net	$2,222,988	$3,023,915

As of September 30, 2022 and 2021, there was $127,935 and $6,580 of construction in progress, respectively that was included in lab equipment. Depreciation expense for the fiscal years ended September 30, 2022 and 2021 were $1,290,480 and $767,025, respectively.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Based on the qualitative analysis performed by management, as of September 30, 2021, the Company has recorded a non-cash impairment charge of $285,386 and $536,355 to write-off the goodwill and remaining net book value of the intangible assets, respectively. Such intangible assets were the goodwill, intellectual property and customer lists were from the Vandalia Asset Acquisition and related to the right to produce, sell and have sold, market and develop the Triathlon DNA production system. Since the Company is no longer utilizing this technology, as the Company is now using a different technology to produce these products, the impairment assessment concluded that the asset group was not recoverable and resulted in the full impairment and write-off of the goodwill and intangible assets as of September 30, 2021. See Note E below for further details.

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

For the fiscal years ended September 30, 2022 and 2021, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been antidilutive for the fiscal years ended September 30, 2022 and 2021 are as follows:

	2022	2021
Warrants	7,313,963	745,268
Options	1,063,055	487,377
	8,377,018	1,232,645

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

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of September 30, 2022 and 2021, the Company had cash and cash equivalents of approximately $14.6 million and $6.0 million in excess of the FDIC insurance limit, respectively.

The Company’s revenues earned from sale of products and services for the fiscal year ended September 30, 2022 included an aggregate of 58% from one customer within the MDx Testing Services segment.

The Company’s revenues earned from sale of products and services for the fiscal year ended September 30, 2021 included an aggregate of 18%, and 13%, respectively from two customers within the MDx Testing Services segment.

Two customers accounted for 89% of the Company’s accounts receivable at September 30, 2022 and two customers accounted for an aggregate of 67% of the Company’s total accounts receivable at September 30, 2021.

Research and Development

The Company accounts for research and development costs in accordance with the ASC 730, Research and Development (“ASC 730”). Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the fiscal years ended September 30, 2022 and 2021, the Company incurred research and development expenses of 3,926,043 and $4,164,434, respectively.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $293,395 and $283,621, as advertising costs for the fiscal years ended September 30, 2022 and 2021, respectively.

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

The Company evaluates goodwill for impairment at least annually. The Company qualitatively and quantitatively determines whether, more likely than not, the fair value exceeds the carrying amount of a reporting unit. There are numerous assumptions and estimates underlying the quantitative assessments including future earnings, long-term strategies, and the Company’s annual planning and forecasts. If these planned initiatives do not accomplish the targeted objectives, the assumptions and estimates underlying the quantitative assessments could be adversely affected and have a material effect upon the Company’s financial condition and results of operations. As of September 30, 2021, as a result of the qualitative analysis performed, the Company has recorded a non-cash impairment charge of $821,741 to write-off the goodwill and remaining net book value of the intangible assets due to a reduction in demand from certain customers and a transition in the way the product is produced for these customers, which no longer utilizes the previously purchased intellectual property.

NOTE C – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Warrant Liabilities

The Company evaluated the Common Warrants and the Series A and Series B Warrants (collectively the “Warrants) in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of the warrant agreements, the instruments do not qualify for equity treatment. As such, the Warrants were recorded as a liability on the consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the consolidated statement of operations in the period of change.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and underwriting fees incurred. Accordingly, in relation to the registered direct offering and the public offering (See Note H), offering costs in the aggregate of $1,766,170 were incurred, of which $98,058 was charged to additional paid in capital, and $1,668,112 was allocated to the liability classified warrants, and are included in other expense in the accompanying consolidated statement of operations for the twelve-month period ended September 30, 2022.

Segment Reporting

The Company has three reportable segments. (1) Therapeutic DNA Production Services (2) MDx Testing Services, and (3)DNA Tagging and Security Products and Services. Resources are allocated by our CEO, COO, CFO and CLO whom, collectively the Company has determined to be our Chief Operating Decision Maker (CODM). The following is a brief description of our reportable segments.

Therapeutic DNA Production Services — Segment operations consist of the manufacture of DNA for use in nucleic acid-based therapeutics.

MDx Testing Services— Segment operations consist of performing and developing clinical molecular diagnostic tests and clinical laboratory testing services. Under our MDx testing services, ADCL provides COVID-19 testing for large populations marketed under its safeCircleTM trademark. It also includes the sales of our MDx test kits and related supplies.

DNA Tagging and Security Products and Services — Segment operations consist of the manufacture and detection of DNA for industrial supply chain security services.

The accounting policies of the segments are the same as those described in the “Summary of Accounting Policies” above. The Company evaluates the performance of its segments and allocates resources to them based on revenues and operating income (losses). Operating income (loss) includes intersegment revenues, as well as a charge allocating all corporate headquarters costs. Since each vertical has shared employee resources, payroll and certain other general expense such as rent, and utilities were allocated based on an estimate by management of the percentage of employee time spent in each vertical. Segment assets are not reported to, or used by, the CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

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

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

As of September 30, 2022, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

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

NOTE D – INVENTORIES

Inventories consist of the following at September 30, 2022 and 2021:

	2022	2021
Raw materials	$471,947	$786,938
Work in progress	55,817	—
Finished goods	74,480	582,995
Total	$602,244	$1,369,933

NOTE E – INTANGIBLE ASSETS

Intangible assets at September 30, 2021 are as follows:

2021
Customer relationships (10‑year useful life)	$621,000
Intellectual property (5‑15 years)	917,350
1,538,350
Less:
Accumulated amortization	1,001,995
Impairment losses	536,355
Intangible assets, net	$—

Total amortization expense charged to operations for the fiscal year ended September 30, 2022 and 2021 were $0 and $68,976, respectively.

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

NOTE F – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2022 and 2021 are as follows:

	2022	2021
Accounts payable	$1,744,105	$2,010,410
Accrued salaries payable	1,458,661	655,240
Other accrued expenses	418,985	325,693
Total	$3,621,751	$2,991,343

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

In consideration of this partial exercise of the 2019 Warrants and of the consent to repayment of the July 2019 Notes, as described above, the Company agreed to issue 159,000 replacement warrants (the “Replacement Warrants”) to the Investors, which is an amount equal to one-half the amount of the 2019 Warrants exercised pursuant to the Warrant Exercise Agreements. The Replacement Warrants had an initial exercise price of $7.54. The Warrant Exercise Agreements expired on January 5, 2021.

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

NOTE G – NOTES PAYABLE, continued

On each of December 9 and 10, 2020, the Investors exercised 100,000 of their 2019 Warrants, for an aggregate exercise of 200,000 of their 2019 Warrants, resulting in total net proceeds to the Company of approximately $1.1 million. As a result of these exercises, pursuant to the Warrant Exercise Agreements the Company issued to the Investors an aggregate of 100,000 additional replacement warrants, which are substantially similar to the Replacement Warrants described above except that 50,000 of the newly-issued replacement warrants had an original exercise price of $6.57 and 50,000 of such replacement warrants have an original exercise price of $6.46.

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

NOTE H – CAPITAL STOCK

On February 24, 2022, the Company closed a registered direct offering (the “Offering”) in which, pursuant to the Securities Purchase Agreement dated February 21, 2022, by and between the Company and an institutional investor, the Company issued and sold 748,200 shares of the Company’s Common Stock (“Share”) and 748,200 pre-funded warrants (“Pre-Funded Warrants”) to purchase shares of the Company’s Common Stock. The Pre-Funded Warrants have an exercise price of $0.0001 per share and were immediately exercisable and can be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. Each Share was sold at an offering price of $2.80 and each Pre-Funded Warrant was sold at an offering price of $2.7999. Pursuant to the Securities Purchase Agreement, in a concurrent private placement (together with the Registered Direct Offering, the “Offerings”), the Company issued unregistered warrants (“Common Warrants”) to purchase up to 1,496,400 shares of Common Stock. Each Common Warrant has an exercise price of $2.84 per share, is exercisable six months from the date of issuance and will expire five years from the initial exercise date on August 24, 2027. The gross proceeds of the offering, before deducting placement agent fees and other offering expenses, were approximately $4.2 million. On June 9, 2022, all of the 748,200 Pre-Funded Warrants were exercised.

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

The exercise price and number of the shares of Common Stock issuable upon the exercise of the Common Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant Agreement. The Common Warrants are recorded as a liability in the consolidated balance sheet and were recorded at fair value and will be marked to market at each period end. The fair value of the Common Warrants upon issuance was $3,350,400. The fair value of the warrants as of September 30, 2022 was $1,477,000, which resulted in an unrealized gain in the change in fair value of Common Warrants of $1,873,400 for the twelve-month period ended September 30, 2022. Additionally, the Company allocated $391,335 of transaction costs to the warrant liabilities which is included in the consolidated statement of operations for the twelve-month period ended September 30, 2022.

As a result of this financing, the exercise price of the 458,813 remaining warrants issued during November 2019, 159,000 warrants issued during October 2020 and 100,000 warrants issued during December 2020 was all reduced to an exercise price of $2.80 per share in accordance with the adjustment provision contained in their respective warrant agreements. The incremental change in fair value of these warrants as a result of the triggering event was $110,105 and is recorded as a deemed dividend in the consolidated statement of operations for the twelve-month period ended September 30, 2022.

NOTE H – CAPITAL STOCK, continued

On August 8, 2022, the Company closed on a public offering (the “August 2022 Offering”) of 3,000,000 shares of its common stock (or common stock equivalents in lieu thereof), together with Series A warrants to purchase up to 3,000,000 shares of its common stock and Series B warrants to purchase up to 3,000,000 shares of its common stock at a combined offering price to the public of $4.00 per share (or $3.9999 per common stock equivalent with an exercise price of $0.0001) and associated warrants, priced at a premium to market under Nasdaq rules. The Series A warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire five years following the date of issuance. The Series B warrants have an exercise price of $4.00 per share, are exercisable immediately upon issuance, and expire thirteen months following the date of issuance. The gross proceeds to the Company from the offering were approximately $12 million, before deducting the placement agent’s fees and other offering expenses payable by the Company.

After deducting placement agent’s fees and commissions and expenses, other expenses related to the August 2022 Offering, the aggregate net proceeds were approximately $10.7 million.

Subject to limited exceptions, a holder of a Series A or B Warrant will not have the right to exercise any portion of its Warrant if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to us, the holder may increase the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The exercise price and number of the shares of Common Stock issuable upon the exercise of the Series A or B Warrant will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant Agreement. The Common Warrants are recorded as a liability in the consolidated balance sheet and were recorded at fair value and will be marked to market at each period end (see Note I). Additionally, the Company allocated $1,276,777 of transaction costs to the warrant liabilities which is included in the consolidated statement of operations for the twelve-month period ended September 30, 2022.

Common Stock Transactions during the Fiscal Year Ended September 30, 2021:

On January 13, 2021, the Company closed on a registered direct public offering (the “Offering) of 1,810,000 shares (the “Shares”) of the Company’s common stock, pursuant to (i) the securities purchase agreement, dated January 10, 2021, by and between the Company and certain institutional investors(the “Purchasers”) whereby the Company agreed to issue and sell the Shares directly to the Purchasers at a price of $8.30 per share of Common Stock and (ii) the placement agency agreement, dated January 10, 2021, by and between the Company and the placement agent”). Net proceeds, after deducting underwriting discounts and commissions, and other offering expenses, were approximately $13.8 million.

NOTE I – STOCK OPTIONS AND WARRANTS

Warrants

Transactions involving warrants (see Note H) are summarized as follows:

		Weighted Average
	Number of	Exercise Price Per
	Shares	Share
Balance at October 1, 2021	745,268	$6.44
Granted	9,142,413	3.31
Exercised	(1,854,200)	(2.00)
Cancelled or expired	(719,518)	(6.16)
Balance, September 30, 2022	7,313,963	$3.68

Series A Warrants

The Series A warrants are recorded as a liability in the consolidated balance sheet were recorded at fair value and will be marked to market at each period end. The fair value of the Series A Warrants upon issuance and as of September 30, 2022, was $13,414,000 and $2,883,000, respectively, which resulted in an unrealized gain in the change in fair value of Series A Warrants of $10,531,000 for the twelve-month period ended September 30, 2022.

Series B Warrants

The Series B warrants are recorded as a liability in the consolidated balance sheet and were recorded at fair value and will be marked to market at each period end. The fair value of the Series B Warrants upon issuance was $9,174,600. During the twelve-month period ended September 30, 2022, there were 925,000 Series B Warrants exercised, with a fair value upon exercise of $2,802,879. The fair value of the remaining Series B Warrants as of September 30, 2022, was $779,400. These changes in fair value resulted in an unrealized gain in the change in fair value of the Series B Warrants of $5,566,365 for the twelve-month period ended September 30, 2022.

Stock Options

During June 2020, the Board of Directors and subsequently during September 2020, the holders of a majority of the Company’s outstanding shares of common stock approved the 2020 Equity Incentive Plan (the “2020 Incentive Plan”). The 2020 Incentive Plan, among other things, reserves an additional 3,500,000 shares of the Company’s common stock for issuance in the form of equity-based awards to employees, directors, consultants, and other service providers, and those of the Company’s affiliates. The maximum total grant date fair value of awards granted under the 2020 Incentive Plan to individuals in their capacity as non-employee directors may not exceed $250,000 in any single calendar year. The 2020 Incentive Plan’s expiration date is September 15, 2030.

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

NOTE I – STOCK OPTIONS AND WARRANTS, continued

Stock Options, continued

Transactions involving stock options issued are summarized as follows:

				Weighted
		Weighted Average	Aggregate	Average
	Number of	Exercise Price Per	Intrinsic	Contractual
	Shares	Share	Value	Life (years)
Outstanding at October 1, 2021	487,377	$40.26
Granted	588,187	5.94
Exercised	—	—
Cancelled or expired	(12,509)	99.63
Outstanding at September 30, 2022	1,063,055	20.49
Vested at September 30, 2022	840,012	24.57	—	7.67
Non-vested at September 30, 2022	223,043	5.53	—	9.08

For the twelve-month period ended September 30, 2022, the Company granted 361,552 options to officers of the Company. These options have a ten-year term and vest immediately. Also, during the twelve-month period ended September 30, 2022, the Company granted 213,889 options to non-employee board of director members. The options granted to the non-employee board of directors have a ten-year term and vest on the one-year anniversary of the date of grant.

For the fiscal year ended September 30, 2021, the Company issued an aggregate of 203,405 options to employees and non-employee board of director members and consultants.

The fair value of options granted during the fiscal years ended September 30, 2022 and 2021 was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted was calculated using the following weighted average assumptions:

	2022	2021
Stock price	$5.55	$6.43
Exercise price	$594	$6.43
Expected term	5.16	5.10
Dividend yield	—	—
Volatility	143%	141%
Risk free rate	1.18%	0.47%

The Company recorded $2,518,665 and $1,668,003 as stock compensation expense within selling, general and administrative for fiscal years ended September 30, 2022 and 2021, respectively. As of September 30, 2022, unrecorded compensation cost related to non-vested awards was $125,118 which is expected to be recognized over a weighted average period of approximately 0.20 years. The weighted average grant date fair value per share for options granted during the fiscal years ended September 30, 2022 and 2021 was $0.84 and $5.72, respectively.

NOTE J – INCOME TAXES

The income tax provision (benefit) for the fiscal years ended September 30, 2022 and 2021 consists of the following:

	2022	2021
Federal:
Current	$—	$—
Deferred	(2,781,000)	(1,423,000)
	(2,781,000)	(1,423,000)
State and local:
Current	—	—
Deferred	(852,000)	(26,000)
	(852,000)	(26,000)
Foreign:
Current	—	—
Deferred	11,000	18,000
	—	—
Change in valuation allowance	3,622,000	1,431,000

Income tax provision (benefit)	$—	$—

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to losses before income tax expense for the years ended September 30, 2022 and 2021 as follows:

	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Statutory state and local income tax rate (1%, as of September 30, 2021 and 2020), net of federal benefit	6.20%	1.52%
Stock based compensation	(5.01)%	(11.54)%
Permanent differences related to warrants	14.60%	—%
Other permanent differences	1.70%	(0.56)%
Federal R&D Credit	3.83%	—%
Change in deferred tax rate	1.56%	(0.41)%
Change in valuation allowance	(43.88)%	(10.01)%
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30,
	2022	2021
Deferred tax assets (liabilities):
Stock based compensation	$847,000	$650,000
Depreciation and amortization	113,000	247,000
Net operating loss carry forward	22,872,000	20,115,000
Impairment of intangibles	205,000	187,000
Tax credits	2,055,000	1,566,000
Other	397,000	99,000
Less: valuation allowance	(26,489,000)	(22,864,000)
Net deferred tax asset	$—	$—

NOTE J– INCOME TAXES, continued

As of September 30, 2022, the Company has approximately $94,315,000 of Federal and $45,746,000 of State net operating loss “NOL” carryforwards available. The Federal NOL of $60,374,000 begins to expire after 2022. The Federal NOLs generated in tax years beginning after December 31, 2017 have no expiration period due to the Tax Cuts and Jobs Act that was enacted in 2017. Pursuant to Internal Revenue Code Section 382, the Company’s ability to utilize the NOLs is subject to certain limitations due to changes in stock ownership in prior years, and as a result of the August 2022 public offering. The annual limitation ranges between $94,000 and $1,528,742 and any unused amounts can be carried forward to subsequent years.

The Company has provided a full valuation allowance against all of the net deferred tax assets based on management’s determination that it is more likely than not that the net deferred tax assets will not be realized in the future. The valuation allowance increased by $3,622,000.

The Company has Federal research and development credits of approximately $1,552,000 that will begin to expire after 2034. The Company also has state investment tax credits of $457,000 that will begin to expire after 2029.

On August 16, 2022, President Biden signed the Inflation Reduction Act, which is effective for tax years beginning on or after January 1, 2023 and includes a corporate minimum tax on certain corporations and a one percent excise tax on stock repurchases. We do not anticipate this legislation will have a material impact on our consolidated financial statements.

NOTE K – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and originally expired on May 31, 2016, with the option to extend the lease for two additional three-year periods. The Company exercised its option to extend the lease for one additional three-year period ending May 31, 2019. During November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. During October 2020, the Company exercised the one-year renewal option, extending the term for these leases until January 15, 2022. On February 1, 2022, the Company entered into a new lease agreement for the same facility for an one-year term, expiring January 31, 2023. The base rent during the additional twelve-month period is $589,056 per annum. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2022, the Company renewed this lease with a new expiration date of July 31, 2023. The base rent is approximately $6,500 per annum. The Company’s future minimum rental payments (excluding real estate tax and maintenance costs as of September 30, 2022 are $199,665 and are considered short-term lease obligations).

Total rent expense for the fiscal years ended September 30, 2022 and 2021 were $587,346 and $565,597, respectively.

Employment and Consulting Agreements

Employment agreements

The employment agreement with Dr. James Hayward, the Company’s President and Chief Executive Officer (“CEO”), entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. On July 28, 2017, the employment agreement was renewed for a successive one-year term and the employment agreement has been renewed for successive one-year terms, most recently as of June 30, 2021. Under the employment agreement, the CEO is eligible for a special aggregate cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million, plus an additional $100,000 payable for each additional $2 million of annual revenue in excess of $8 million. Pursuant to the contract, the CEO’s annual salary was $400,000. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

NOTE K – COMMITMENTS AND CONTINGENCIES, continued

Employment agreements, continued

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

On October 29, 2021, the Board of Directors amended the existing compensatory arrangement with the CEO to increase his salary to $450,000, effective November 1, 2021. Effective March 7, 2022 the CEO voluntarily reduced his salary to $225,000. The CEO’s salary was restored back to $450,000 on September 3, 2022 and the CEO was paid a one-time payment of $110,343, which represents the reduction in his salary from March 7, 2022 through September 3, 2022. As of September 30, 2022 the CEO’s annual salary was $450,000.

In accordance with the terms of his employment agreement, for the twelve-month period ended September 30, 2022, the CEO earned a $800,000 bonus as the Company’s year to date revenue was greater than $18 million. The bonus was not paid as of September 30, 2022 and is included in accounts payable and accrued liabilities in the consolidated balance sheet.

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

NOTE L – SEGMENT AND GEOGRAPHIC AREA INFORMATION

As detailed in Note C above, the Company has three reportable segments. (1) Therapeutic DNA Production Services (2) MDx Testing Services, and (3)DNA Tagging and Security Products and Services. Resources are allocated by our CEO, COO, CFO and CLO whom, collectively the Company has determined to be our Chief Operating Decision Maker (CODM).

Information regarding operations by segment for the twelve- month period ended September 30, 2022 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$—	$628,286	$1,254,518	$1,882,804
Service revenues	439,355	—	319,783	759,138
Clinical laboratory service revenues	—	15,979,631	—	15,979,631
Less intersegment revenues	—	(452,896)	—	(452,896)
Total revenues	439,355	16,155,021	1,574,301	18,168,677
Gross profit	439,355	4,827,672	(213,387)	5,053,640
Loss from segment operations (a)	(4,497,699)	(464,894)	(4,652,786)	(9,615,379)

Information regarding operations by segment for the twelve- month period ended September 30, 2021 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$—	$1,943,697	$1,352,152	$3,295,849
Service revenues	559,319	—	378,416	937,735
Clinical laboratory service revenues	—	5,090,794	—	5,090,794
Less intersegment revenues	—	(296,640)	—	(296,640)
Total revenues	559,319	6,737,851	1,730,568	9,027,738

Gross profit	559,318	3,327,080	596,508	4,482,906
Loss from segment operations (a)	(5,214,221)	(274,250)	(4,823,348)	(10,311,819)

Reconciliation of segment loss from operations to corporate loss:

	2022	2021
Loss from operations of reportable segments	$(9,615,379)	$(10,311,819)
General corporate expenses (b)	(4,354,384)	(3,036,822)
Interest income (expense), net	7,200	13,675
Unrealized gain on change in fair value of warrants	17,999,521	—
Transaction costs related to warrant liabilities	(1,668,112)	—
Loss on issuance of warrants	(10,591,600)	—
Loss on extinguishment of convertible notes payable	—	(1,774,662)
Gain on extinguishment of notes payable	—	839,945
Other expense, net	(47,305)	(8,756)
Consolidated loss before provision for income taxes	$(8,270,059)	$(14,278,439)
(a)	Segment operating loss consists of net sales less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consists of Selling, general and administrative expenses that are not specifically identifiable to a segment.

NOTE L – SEGMENT AND GEOGRAPHIC AREA INFORMATION, continued

The Company attributes net revenues from external customers according to the geographic location of the customer. Net revenues by geographic location of customers are as follows:

	Year Ended September 30,
	2022	2021
Americas	$17,544,444	$8,520,336
Europe	448,847	359,509
Asia and other	175,386	147,893
Total	$18,168,677	$9,027,738

NOTE M — RELATED PARTY TRANSACTIONS

On each of December 9 and 10, 2020, Dillon Hill Capital, LLC and its affiliate, Dillon Hill Investment Company LLC., a greater than 5% shareholder, exercised 100,000 of their 2019 Warrants, for an aggregate exercise of 200,000 of their 2019 Warrants, resulting in total net proceeds to the Company of approximately $1.1 million. As a result of these exercises, the Company issued to the Investors an aggregate of 100,000 additional replacement warrants, which are substantially similar to the Replacement Warrants described above except that 50,000 of the newly-issued replacement warrants have an exercise price of $6.57 and 50,000 of such replacement warrants have an exercise price of $6.46. As of September 30, 2022, Dillon Hill Capital, LLC and its affiliate, Dillon Hill Investment Company, LLC, are no longer a greater than 5% shareholder.

NOTE N – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized gain on change in fair value of the Common Warrants in the condensed consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note C.

The following table presents the fair value of the Company’s financial instruments as of September 30, 2022 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of September 30, 2022. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of September 30, 2022.

	Fair value at	Valuation	Unobservable		Weighted
	September 30, 2022	Technique	Input	Range	Average
Liabilities:
Common Warrants	$1,477,000	Monte Carlo simulation	Annualized volatility	146.72% - 174.63%	160.00%
Series A Warrants	$2,883,000	Monte Carlo simulation	Annualized volatility	146.72% - 174.63%	160.00%
Series B Warrants	$779,400	Monte Carlo simulation	Annualized volatility	146.72% - 174.63%	170%

The change in fair value of the Common Warrants for the twelve-month period ended September 30, 2022 is summarized as follows:

Common Warrants
Fair value at issuance, February 24, 2022	$3,350,400
Change in fair value	(1,873,400)
Fair Value at September 30, 2022	$1,477,000

The change in fair value of the Series A and Series B Warrants for the twelve-month period ended September 30, 2022 is summarized as follows:

	Series A Warrants	Series B Warrants
Fair value at issuance August 8, 2022	$13,414,000	$9,174,600
Fair value of warrants exercised	—	(2,828,835)
Change in fair value	(10,531,000)	(5,566,365)
Fair Value at September 30, 2022	$2,883,000	779,400