Form 10-K/A
period 2022-09-30
APPLIED DNA SCIENCES INC
filed 2023-01-27
CIK 744452

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

As of January 24, 2023, the Registrant had outstanding 12,908,520 shares of common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Applied DNA Sciences, Inc. (the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2022 (the “Original Filing”).

We are filing this Amendment solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2022. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not including new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Board of Directors, Executive Officers and Key Employees

The Board of Directors (the “Board of Directors”) currently consists of seven members. The term of each Director expires at our next annual meeting or until his or her successor is appointed. Our executive officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any directors or executive officers.

The ages of the directors and executive officers are shown as of January 24, 2023.

Name	Ages	Position
James A. Hayward	69	Chief Executive Officer, President and Chairman of the Board of Directors

Scott L. Anchin	48	Director

Robert B. Catell	86	Director

Joseph D. Ceccoli	59	Director

Sanford R. Simon	80	Director

Yacov A. Shamash	73	Director

Elizabeth M. Schmalz Ferguson	71	Director

Beth Jantzen	46	Chief Financial Officer

Judith Murrah	64	Chief Operating Officer, Chief Information Officer and Secretary

Clay Shorrock	39	Chief Legal Officer

Set forth below is biographical information with respect to the aforementioned individuals.

James A. Hayward, Ph.D., Sc.D.

Dr. James A. Hayward has been our Chief Executive Officer since March 17, 2006, a director on the Board of Directors since September 28, 2005 and our President and the Chairman of the Board of Directors since June 12, 2007. He was previously our acting Chief Executive Officer since October 5, 2005. He also served as Acting Chief Financial Officer from August 20, 2013 through October 13, 2013. Dr. Hayward received his Ph.D. in Molecular Biology from the State University of New York at Stony Brook (“Stony Brook”) in 1983 and an honorary Doctor of Science from the same institution in 2000. His experience with public companies began with the co-founding of one of England’s first biotechnology companies — Biocompatibles. Following this, Dr. Hayward was Head of Product Development for the Estee Lauder companies for five years. In 1990 he founded The Collaborative Group, a provider of products and services to the biotechnology, pharmaceutical and consumer-product industries based in Stony Brook, where he served as Chairman, President and Chief Executive Officer for 14 years. During this period, The Collaborative Group created several businesses, including The Collaborative BioAlliance, a contract developer and manufacturer of human gene products that was sold to Dow Chemical in 2002, and Collaborative Labs, a service provider and manufacturer of ingredients for skincare and dermatology that was sold to Engelhard (now BASF) in 2004. He is the winner of the first Helix Award from BIO and has been twice elected Entrepreneur of the Year by Inc. Magazine and the Long Island Technology Hall of Fame. He has served on the Boards of The Stony Brook Foundation, the NYS Research Foundation, and the NYS Regents Advisory Board. Dr. Hayward also serves on the advisory board of the Manufacturing and Technology Resource Consortium of Stony Brook University, and serves on the boards of Softheon Corporation and NeoMatrix Formulations, Inc.

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

Yacov A. Shamash

Dr. Yacov A. Shamash has been a member of the Board of Directors since March 17, 2006. Dr. Shamash is a Professor of Electrical and Computer Engineering at Stony Brook, a position he has held since 1992. From 1992 to 2015, he was the Dean of Engineering and Applied Sciences, and from 1995 to 2004, Dr. Shamash was also the Dean of the Harriman School for Management and Policy at Stony Brook. He served as VP for Economic Development at Stony Brook from 2001 – 2019. He was founder of the New York State Center for Excellence in Wireless and Information Technology, and the New York State Center for Excellence in Advanced Energy Research, at Stony Brook. Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash serves on the board of directors of public companies Comtech Telecommunications Corp. and Keytronic Corp. He is on the boards of several not for profit organizations: the Long Island First Robotics and Listnet. Dr. Shamash holds a Ph.D. degree in Electrical Engineering from Imperial College of Science and Technology in London, England.

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

Sanford R. Simon

Dr. Sanford R. Simon has been a member of the Board of Directors since March 17, 2006. Dr. Simon has been a Professor of Biochemistry, Cell Biology and Pathology at Stony Brook since 1969. He joined the faculty at Stony Brook as an Assistant Professor in 1969 and was promoted to Associate Professor with tenure in 1975. Dr. Simon was a member of the board of directors of The Collaborative Group from 1995 to 2004. From 1967 to 1969, Dr. Simon was a Guest Investigator at Rockefeller University. Dr. Simon received a B.A. in Zoology and Chemistry from Columbia University in 1963, a Ph.D. in Biochemistry from Rockefeller University in 1967, and studied as a postdoctoral fellow with Nobel Prize winner Max Perutz in Cambridge, England. He maintains an active research laboratory studying aspects of cell invasion in cancer and inflammation, the uses of small molecules in modulating diverse cell functions, and novel strategies of drug delivery; he also teaches undergraduate, graduate, medical and dental students.

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

Robert B. Catell

Robert B. Catell has been a member of the Board of Directors since October 7, 2016. Since 2006, Mr. Catell has served as Chairman of the Advanced Energy Research and Technology Center (AERTC) at Stony Brook and the National Offshore Wind Research and Development Consortium (NOWRDC). He also serves on the board of several business and not-for-profit organizations, including Long Island Association (LIA), A+ Technology & Security Solutions, Inc, ThermoLift Inc., and Utility Technology Solutions (UTS). Mr. Catell was formerly Chairman and CEO of KeySpan Corporation and KeySpan Delivery (formerly Brooklyn Union Gas), and Chairman of National Grid, U.S. and Deputy Chairman of National Grid plc, upon National Grid’s acquisition of KeySpan, and has served on numerous boards including New York State Energy Research & Development Authority (NYSERDA). Mr. Catell holds both a Master’s and Bachelor’s degree in Mechanical Engineering from City College of New York and is a registered Professional Engineer. He has attended Columbia University’s Executive Development Program, and the Advanced Management Program at the Harvard Business School.

The Board of Directors believe that Mr. Catell’s extensive executive-level management experience, including as a director at other private and public companies and within regulated and technical industries, qualifies him to serve as one of our directors.

Scott L. Anchin

Mr. Anchin has been a member of the Board of Directors since November 7, 2019. Since May 2022, Mr. Anchin is the Chief Financial Officer of ECP-PF Holdings Group, a private equity backed company that owns Planet Fitness franchises in North America. From October 2018 through March 2022, Mr. Anchin was the managing member of Meadow Hill Place, LLC (“Meadow Hill”), a corporate advisory services corporation. Mr. Anchin provided advisory services to the Company from December 2019 through June 2020. Previously Mr. Anchin served as a managing director with Opportune LLP from March 2016 to October 2018, where he provided restructuring advisory services to companies and stakeholders in distressed situations. From 2009 to February 2016, Mr. Anchin was employed by Alvarez & Marsal North America, LLC, a global professional services firm specializing in turnaround and interim management and performance improvement. He is a non-practicing certified public accountant in the State of New York and holds a B.S. in Accounting from the Wharton School of Business at the University of Pennsylvania and an M.B.A. with a concentration in Management from Columbia Business School. Mr. Anchin currently serves as a director of Genasys Inc. (Nasdaq: GNSS) and Kopin Corporation (Nasdaq: KOPN).

The Board of Directors believes that Mr. Anchin’s executive-level management experience qualifies him to serve as one of our directors.

Elizabeth M. Schmalz

Ms. Elizabeth M. Schmalz has been a member of the Board of Directors since June 1, 2017. She has served as President of American Flavors & Fragrances, LLC, a fragrance company, since 2003. Ms. Schmalz also serves as President of her own consulting firm, Betsy Schmalz & Associates. She served as Senior Vice President of Corporate Product Development at Estée Lauder. Ms. Schmalz’s responsibilities included overseeing product development for some of the company’s most prominent brands. Subsequently, she was Executive Vice President of Product Development at Bath and Body Works and Victoria’s Secret for The Limited. Ms. Schmalz started her senior management career at Revlon with responsibility for new product development for brands including Borghese, Ultima II and Prestige fragrances. She is an active member of Cosmetic Executive Women. She earned a bachelor’s degree in psychology from Georgian Court University and serves on their Board of Trustees.

Ms. Schmalz’s track record of accomplishments as a strategist and products leader within the cosmetics and personal care industries led the Board of Directors to conclude she should serve as a director of the Company.

Beth Jantzen

Beth Jantzen has been our Chief Financial Officer since February 15, 2015. Previously, Ms. Jantzen held the position of Controller from May 2013 to her appointment as Chief Financial Officer. Prior to joining the Company, Ms. Jantzen was a senior manager at Marcum LLP, our independent registered accounting firm, from January 2000 until May 2013, where she managed multiple engagements and specialized in SEC policies, practices and procedures, including Sarbanes-Oxley compliance. Ms. Jantzen holds a B.S. in Accounting from the State University of New York at Binghamton and is also a Certified Public Accountant (CPA).

Judith Murrah

Ms. Judith Murrah has been our Chief Operating Officer since January 19, 2021, our Chief Information Officer since June 1, 2013, and our Secretary since December 22, 2017. Ms. Murrah is responsible for information technology strategy and implementation. Ms. Murrah is also responsible for our operations functions including the development of key customer and partner relationships, quality assurance oversight and operations management. Ms. Murrah was previously the Senior Director of Information Technology at Motorola Solutions Inc., which had acquired her former firm, Symbol Technologies. Her role at Motorola Solutions included overseeing the global IT program management office, financial and supplier operations and quality assurance. At Symbol Technologies, Ms. Murrah held leadership positions in product line management, global account sales, corporate and marketing communications and IT. Ms. Murrah holds an MBA from Harvard Business School, and a B.S. in Industrial Engineering from the University of Rhode Island. She is an inventor on fourteen U.S. patents. Ms. Murrah is active in Long Island’s business and academic community. She has co-founded and volunteers with non-profits engaging students in science, technology, engineering, and math disciplines. She serves on the boards of the Middle Country (N.Y.) Library Foundation, the Tesla Science Center at Wardenclyffe, and Stony Brook’s Center for Corporate Education. Ms. Murrah was named to 2005 and 2006 Top 50 Women of Long Island and received the inaugural 2001 Diamond Award for Long Island Women Leaders in Technology.

Clay Shorrock

Mr. Shorrock has been our Chief Legal Officer and Executive Director of Business Development since April 2021. Mr. Shorrock leads Applied DNA’s legal, regulatory, IP, and business development functions. Mr. Shorrock previously served as in-house and outside general and IP counsel to Applied DNA from November 2016 through March 2021, during which time he was instrumental in the Company’s formation of its genetic medicine and in vitro diagnostics business segments. Mr. Shorrock has over a decade of experience in intellectual property, patent law, and complex commercial transactions having represented clients, including Fortune 500 and development stage companies. Mr. Shorrock holds a B.A. in Biology from Franklin and Marshall College and a J.D. with a concentration in intellectual property from Seton Hall University Law School.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners (“10% stockholders”) also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us during or with respect to the fiscal year ended September 30, 2022, as the case may be, and upon written representations from these reporting persons, we believe that all reports required by Section 16(a) applicable to our officers, directors and 10% stockholders were filed on a timely basis, as disclosed in the forms described above, during the fiscal year ended September 30, 2022.

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

Audit Committee

Messrs. Bitzer, Catell, Ceccoli, and Shamash served on the audit committee during the fiscal year ended September 30, 2022. Mr. Bitzer retired from the Audit Committee, of which he had been chairperson, on July 22, 2022. Effective July 22, 2022, Mr. Catell was appointed to the audit committee and Mr. Shamash was appointed as the chairperson of the audit committee. Messrs. Catell, Ceccoli and Shamash continue to serve on the audit committee. The Board of Directors has determined that each member of the audit committee (including former member Mr. Bitzer) is independent within the meaning of the director independence standards of the Company and Nasdaq as well as the heightened director independence standards of the SEC for audit committee members, including Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has also determined that each of the members of the audit committee is financially sophisticated and is able to read and understand consolidated financial statements and that each of Messrs. Bitzer and Shamash is an “audit committee financial expert” as defined in the Exchange Act. During fiscal 2022, the audit committee held four formal meetings.

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

Compensation Committee

Messrs. Bitzer, Ceccoli and Shamash (Chairperson) and Ms. Schmalz served on the compensation committee during the fiscal year ended September 30, 2022. Mr. Bitzer resigned from the compensation committee effective June 3, 2022, and was replaced by Ms. Schmalz. Ms. Schmalz was appointed to the compensation committee effective June 3, 2022. Messrs. Ceccoli and Shamash and Ms. Schmalz continue to serve on the compensation committee. The compensation committee reviews and approves salaries and bonuses for all officers, reviews and approves non-employee directors compensation, administers options outstanding under our stock incentive plan, provides advice and carries out the responsibilities required by SEC rules. The compensation committee believes that its processes and oversight should be directed toward attracting, retaining and motivating employees and non-employee directors to promote and advance our interests and strategic goals. As requested by the compensation committee, the Chief Executive Officer will provide information and may participate in discussions regarding compensation for other executive officers. During fiscal 2021, the compensation committee engaged an independent compensation consultant, Compensia, to advise it on matters related to the Company’s executive compensation program and the non-executive director compensation program. The compensation committee also considers other general industry information and trends if available. During fiscal 2022, the compensation committee held three formal meetings.

Late in fiscal year 2021, Compensia reported directly to the compensation committee and advised the committee on the principal aspects of our executive and non-employee director compensation programs, including evolving industry practices, market information and the competitiveness of our program design. Compensia does not provide services to us other than its advice to the compensation committee on executive and director compensation matters.

Nominating Committee

Messrs. Shamash (Chairperson), Bitzer and Simon served on the nominating committee during the fiscal year ended September 30, 2022. [Mr. Bitzer resigned from the compensation committee and was replaced by Ms. Schmalz, effective June 22, 2022. Messrs. Shamash (Chairperson), Simon and Ms. Schmalz currently continue to serve on the nominating committee. The Board of Directors has determined that each member of the nominating committee is independent within the meaning of the director independence standards of the Company, Nasdaq and the SEC.

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

Compensation Overview

The compensation committee has overall responsibility for approving and evaluating the compensation arrangements for our named executive officers. Our named executive officers for fiscal year 2022 are: our Chief Executive Officer and President, Dr. James Hayward, our Chief Financial Officer, Beth Jantzen, and our Chief Operating Officer and Chief Information Officer, Judith Murrah. Our Chief Executive Officer provides recommendations to the compensation committee with respect to the compensation of the named executive officers other than himself. However, the compensation committee is free to make decisions that are contrary to the Chief Executive Officer’s recommendations. As noted above, during fiscal year 2021, the compensation committee also engaged an independent compensation consultant, Compensia, to advise it on matters related to our executive compensation program.

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

Base Salary

As of October, 2021, the annual base salary for each of our named executive officers was as follows: Dr. Hayward, $400,000, Ms. Jantzen, $300,000 and Ms. Murrah. $325,000. Effective November 1, 2021, Dr. Hayward’s annual salary rate was increased to $450,000. The increase to the CEO’s salary was made after receiving a market assessment from Compensia in order to keep his salary competitive in the market. Effective May 7, 2022, Dr. Hayward and Ms. Murrah voluntarily reduced their salaries to $225,000 and $300,000, respectively, in response to the then current cash position of the Company. The CEO and COO salaries were restored back to $450,000 and $325,000, respectively, on September 3, 2022 and they were paid a one-time payment of $110,343 and $12,260, respectively, which represents the restoration of the reduction in their salaries from March 7, 2022 through September 3, 2022. The one-time payment was made during October 2022 and is included in the Summary Compensation Table under the “Salary” column for fiscal 2022.

Cash Incentives

Under his employment agreement, Dr. Hayward is eligible for a special cash incentive of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million and $100,000 of which would be payable for each $2 million of annual revenue in excess of $8 million, provided Dr. Hayward is still employed by the Company on such date(s) (the “Special Performance Bonus”). For the fiscal year ended September 30, 2022, the Company’s annual revenue was greater than $18 million, entitling the CEO to an $800,000 Special Performance Bonus. $400,000 of the Special Performance Bonus was paid during December 2022 and the remaining $400,000 was paid during January 2023 and each is included in the Summary Compensation Table under the “Bonus” column for fiscal 2022.

The other named executive officers were not awarded discretionary cash bonuses for fiscal 2021 performance as a result of the Company’s operating loss. However, in lieu of cash bonuses, the compensation committee approved grants of fully vested stock options to such individuals on November 1, 2021, described immediately below.

As discussed further below, on January 23, 2023, upon recommendation from the compensation committee, the Board approved a cash incentive bonus for the other named officers of $99,000 (33% of her annual base salary rate) for Ms. Jantzen and $107,500 (33% of her annual base salary rate) for Ms. Murrah.

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

Stock options are granted periodically to our executive officers in amounts determined by the compensation committee in its discretion. Historically, stock grants have generally not been formula-based, but instead have historically been granted taking into account a mixture of the following qualitative factors: the executive’s level of responsibility; the competitive market for the executive’s position; the executive’s potential contribution to our growth; and the subjective assessment of the professional effectiveness and capabilities of these executives. Based on the recommendations of Compensia, the stock grants for fiscal 2022 were formula-based.

On November 1, 2021, the compensation committee granted fully vested stock options to Ms. Jantzen and Ms. Murrah in lieu of a discretionary cash bonus. These options had a grant date fair value of $90,000 for Ms. Jantzen (30% of her annual base salary rate) and $113,750 for Ms. Murrah (35% of her annual base salary rate) and are disclosed in the Summary Compensation Table under the “Bonus” column during fiscal 2022. The amounts of the grants were based on target cash bonus values and the analysis performed by Compensia.

In addition, on November 1, 2021, the compensation committee granted fully vested stock options as long-term stock-based compensation to our named executive officers. These options had a grant date fair value of $800,000 for Dr. Hayward, $136,500 for Ms. Jantzen and $147,875 for Ms. Murrah, and are disclosed in the Summary Compensation Table under the “Option Awards” column for fiscal year 2022.

On January 23, 2023, upon recommendation from the compensation committee, the Board approved a bonus plan for Ms. Jantzen and Ms. Murrah. The Bonus plan included a cash incentive bonus of $99,000 (33% of her annual base salary rate) for Ms. Jantzen and $107,500 (33% of her annual base salary rate) for Ms. Murrah. The Bonus plan also included the grant of restricted stock units (“RSU”) (33% of annual base salary and stock options (34% of annual base salary). The RSUs and stock options will be granted on or before February 15, 2023. The RSUs will have a grant date fair value of $99,000 for Ms. Jantzen and $107,250 for Ms. Murrah and will vest in full twelve months from the date of grant, subject to continued employment with the Company. The options will have a grant date fair value of $102,000 for Ms. Jantzen and $110,500 for Ms. Murrah and shall vest in equal installments on each of the first four anniversaries of the date of grant, subject to continued employment with the Company.

Benefits

We provide the following benefits to our executive officers on the same basis as the benefits provided to all employees:

•	health and dental insurance;

•	life insurance;

•	short-and long-term disability; and

•	401(k) Plan (currently there is no employer match)

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

Summary Compensation Table

The following table sets forth the compensation of our named executive officers for the fiscal years ended September 30, 2022 and 2021.

					Stock	Option	All Other
		Salary	Bonus		Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)		($)	($) (1)	($) (2)	($)
James A. Hayward	2022	445,833	800,000		—	800,000	18,000	2,063,833
Chairman, President and CEO	2021	400,000	566,840		—	469,992	18,000	1,454,832

Beth M. Jantzen	2022	300,000	90,000	(3)	—	136,500	—	526,500
CFO	2021	278,846	—		—	87,699	—	366,545

Judith Murrah	2022	325,000	113,750	(3)	—	147,875	—	586,625
CIO, COO	2021	314,423	—		—	87,699	—	402,122

	—	—	—
	—	—	—		—	—	—

(1)	Represents the grant date fair value calculated in accordance with FASB ASC Topic 718, or ASC 718, based on the Black Scholes value of the options on the grant date. Information concerning these amounts and the assumptions used to calculate these amounts are set forth in our Form 10-K for the fiscal year ended September 30, 2022 filed with the SEC on December 14, 2022 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Equity Based Compensation” and in Note C to the accompanying consolidated financial statements.

(2)	Represents reimbursement payments to Dr. Hayward for costs associated with an automobile used by Dr. Hayward.

(3)	On November 1, 2021, the compensation committee granted fully vested stock options to Ms. Jantzen and Ms. Murrah in lieu of a discretionary cash bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards as of September 30, 2022 held by the named executive officers.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
James A. Hayward	16,666	—	140.40	7/10/2028
	20,833	—	232.80	10/17/2023
	4,375	—	114.40	12/21/2024
	1,250	—	119.60	12/21/2025
	3,750	—	82.00	12/20/2026
	6,250	—	47.60	08/29/2028
	6,965	—	8.36	06/02/2030
	13,035	—	7.54	10/18/2030
	80,000	—	5.44	1/5/2031
	219,167	—	5.58	10/31/2031
Beth M. Jantzen	104	—	205.20	10/14/2023
	104	—	278.40	11/28/2023
	104	—	326.40	12/09/2023
	1,000	—	114.40	12/21/2024
	750	—	138.00	2/14/2025
	1,250	—	119.60	12/21/2025
	1,500	—	82.00	12/20/2026
	2,500	—	47.60	08/29/2028
	6,695	—	8.36	06/02/2030
	13,035	—	7.54	10/18/2030
	45,129	—	5.58	10/31/2031
Judith Murrah	833	—	280.80	12/01/2023
	1,875	—	114.40	12/21/2024
	104	—	326.40	12/09/2023
	1,250	—	119.60	12/21/2025
	1,500	—	82.00	12/20/2026
	3,750	—	47.60	08/29/2028
	6,965	—	8.36	06/02/2030
	13,035	—	7.54	10/18/2030
	52,127	—	5.58	10/31/2031

Employment Agreement with Dr. James A. Hayward

The following is a discussion of our employment agreement with Dr. Hayward as of January 1, 2023 and, where indicated, compensation actions prior to such date.

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

Dr. Hayward is subject to standard restrictive covenants, including a two-year post-employment non-compete and non-solicit of employees or customers.

Director Compensation: Fiscal 2022

We engaged Compensia to review our director compensation program at the end of fiscal 2021 to advise us on a go-forward design that we used for the fiscal 2022 non-employee director grants. We granted an option to purchase 29,845 shares of stock to each of our non-employee directors on November 1, 2022, in respect of fiscal year 2022. The options have a 10 year term, will vest on the first anniversary from the date of grant, subject to continued service, and have a grant date fair value of $150,000. In addition, in recognition for service on certain committees, additional options were granted to those board members that also serve on committees. As such, on November 1, 2021, stock options with a ten year term that vest on the one year anniversary from the date of grant, subject to continued service, were granted, with a grant date fair value of $10,000 for Mr. Shamash, $8,750 for Mr. Bitzer, $5,000 for Mr. Ceccoli and $1,250 for Mr. Simon.

	Fees
	Earned
	or
	Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)
Sanford R. Simon	—	—	151,250	—	151,250
Yacov A. Shamash	—	—	160,000	—	160,000
John Bitzer, III (1)	—	—	158,750	—	158,750
Joseph D. Ceccoli	—	—	155,000	—	155,000
Scott L. Anchin	—	—	150,000	—	150,000
Robert C. Catell	—	—	150,000	—	150,000
Elizabeth M. Schmalz	—	—	150,000	—	150,000

(1) On July 28, 2022, Mr. Bitzer provided notice to the Board of Directors of the Company of his intention to retire from the Board of Directors. On September 22, 2022, at the Company’s 2022 annual meeting of stockholders, Mr. Bitzer did not stand for re-election.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2022 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
Available
for Future
Issuance
	Number of		Under Equity
	Securities to be	Weighted	Compensation
	Issued upon	Average	Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options,	Options,	Reflected in the
	Warrants	Warrants	first
Plan Category	and Rights	and Rights	Column)
Equity compensation plans approved by security holders
Applied DNA Sciences, Inc.2005 Incentive Stock Plan, as amended	279,060	$61.87	44,343
Applied DNA Sciences, Inc. 2020 Incentive Plan	783,995	5.76	2,721,980
Equity compensation plans not approved by security holders	—	—	—
TOTAL	1,063,055	$20.47	2,766,323

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of our common stock beneficially owned as of January 24, 2023, (i) by each person who is known to us to beneficially own 5% or more of the outstanding common stock, (ii) by each of the executive officers named in the table under “Summary Compensation Table” and by each of our directors named in the table under “Director Compensation: Fiscal 2022” and (iii) by all executive officers and directors as a group.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 50 Health Sciences Drive, Stony Brook, New York 11790.

		Number of		Percentage
		Shares Owned		of Class
	Title of Class	(1)		(2)
Executive Officers and Directors:

James A. Hayward	Common Stock	506,481	(3)	3.81%

Yacov A. Shamash	Common Stock	57,850	(4)(14)	*

John Bitzer, III (18)	Common Stock	35,235	(5)(6)	*

Robert C. Catell	Common Stock	54,185	(10)(15)	*

Joseph D. Ceccoli	Common Stock	54,687	(7)(14)	*

Beth M. Jantzen	Common Stock	72,518	(11)	*

Judith Murrah	Common Stock	83,990	(12)	*

Scott L. Anchin	Common Stock	54,133	(15)(17)	*

Sanford R. Simon	Common Stock	53,515	(8)(14)	*

Elizabeth Schmalz	Common Stock	51,995	(13)(16)	*

All directors and officers as a group (10 persons)	Common Stock	1,024,589	(9)	7.45%

*	indicates less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options”).

(2)	Based upon 12,908,520 shares of common stock outstanding as of January 24, 2023. Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are beneficially held by such person (but not those held by any other person) have been exercised and converted.

(3)	Includes 372,295 shares underlying currently exercisable options.

(4)	Includes 56,265 shares underlying currently exercisable options.

(5)	Mr. Bitzer’ options expired 90 days from his retirement from the Board as defined per the 2015 and 2020 Plans

(6)	Includes 34,563 shares of common stock owned by Delabarta, a wholly-owned subsidiary of ABARTA. Mr. Bitzer is the former President and a member of the board of directors of each of Delabarta and ABARTA. Mr. Bitzer disclaims beneficial ownership of the shares held by Delabarta except to the extent of his pecuniary interest therein.

(7)	Includes 51,118 shares underlying currently exercisable options.

(8)	Includes 53,443 shares underlying currently exercisable options.

(9)	Includes 900,863 shares underlying currently exercisable options.

(10)	Includes 52,245 shares underlying currently exercisable options.

(11)	Includes 72,446 shares underlying currently exercisable options.

(12)	Includes 81,443 shares underlying currently exercisable options.

(13)	Includes 51,219 shares underlying currently exercisable options.

(14)	Excludes 122,037, 116,404 and 113,588 underlying options for Messrs. Shamash, Ceccoli and Simon, respectively, that were granted on January 25, 2023 and vest in full on January 25, 2024.

(15)	Excludes 112,649 and 114,527 shares underlying options for , Messrs. Anchin and Catell, respectively that were granted on January 25, 2023 and vest in full on January 25, 2024.

(16)	Excludes 115,465 shares underlying options for Ms. Schmalz that were granted on January 25, 2023 and vest in full on January 25, 2024.

(17)	Includes 53,883 shares underlying currently exercisable options.

(18)	On July 28, 2022, Mr. Bitzer provided notice to the Board of Directors of the Company of his intention to retire from the Board of Directors. On September 22, 2022, at the Company’s 2022 annual meeting of stockholders, Mr. Bitzer did not stand for re-election.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other Relationships

On each of December 9 and 10, 2020, Dillon Hill Capital, LLC and its affiliate, Dillon Hill Investment Company, LLC, a greater than 5% shareholder, exercised 100,000 of certain common warrants received in an underwritten public offering that closed on November 15, 2019, for an aggregate exercise of 200,000 of such warrants, resulting in total net proceeds to the Company of approximately $1.1 million. As a result of these exercises, the Company issued to the Investors an aggregate of 100,000 additional replacement warrants, which are substantially similar to the exercised warrants described above except that 50,000 of the newly issued replacement warrants have an exercise price of $6.57 and 50,000 of such replacement warrants have an exercise price of $6.46. As of September 30, 2022, Dillon Hill Capital, LLC and its affiliate, Dillon Hill Investment Company, LLC, are no longer a greater than 5% shareholder.

Director Independence

The Board of Directors has determined that currently and at all times during the fiscal year ended September 30, 2022, each of our directors other than Dr. Hayward and Mr. Anchin—consisting of John Bitzer, III (who did not stand for re-election at the Company’s 2022 annual meeting of stockholders), Robert B. Catell, Joseph D. Ceccoli, Yacov A. Shamash, Sanford R. Simon, and Elizabeth M. Schmalz Ferguson —are and were “independent” as defined by the listing standards of Nasdaq, constituting a majority of independent directors on our Board of Directors as required by the rules of Nasdaq. The Board of Directors considers in its evaluation of independence whether any director has a relationship with us that would interfere with the exercise of independent judgment in carrying out his or her responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees

The following table sets forth fees billed to us by our current independent auditors during the fiscal years ended September 30, 2022 and 2021 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		Fiscal year	Fiscal year
		ended	ended
		September 30,	September 30,
	Marcum LLP	2022	2021
(i)	Audit Fees	$249,035	$207,579
(ii)	Audit-Related Fees	—	—
(iii)	Tax Fees	22,000	22,660
(iv)	All Other Fees	—	—
Total Fees		$271,035	$230,239

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

Audit Committee Pre-Approval Policy

Our audit committee is responsible for approving all audit, audit-related, tax and other services. The audit committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the chairman of our audit committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full audit committee at its next meeting for ratification. During the fiscal years ended September 30, 2022 and 2021, all services performed by Marcum LLP were pre-approved by our audit committee in accordance with these policies and applicable SEC regulations.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(4)	Exhibits

						Filed or
Exhibit		Incorporated by Reference				Furnished
Number	Description	Form	Exhibit	File No.	Date Filed	Herewith
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	1/16/2009
4.1	Description of Securities	10-K	4.1	001-36745	12/9/2021
4.2	Form of Purchase Warrant	8-K	4.1	001-36745	12/20/2017
4.3	Common Stock Purchase Warrant	8-K	4.1	001-36745	12/21/2018
4.4	Form of common warrant certificate (included in the Warrant Agreement, dated November 15, 2019)	8-K	4.2	001-36745	11/18/2019
4.5	Form of Indenture	S-3	4.1	333-238557	05/21/2020
4.6	Form of Common Stock Purchase Warrant	8-K	10.3	001-36745	10/14/2020
4.7	Form of Pre-Funded Common Stock Purchase Warrant	8-K	4.1	001-36745	2/23/2022
4.8	Form of Common Stock Purchase Warrant	8-K	4.2	001-36745	2/23/2022
4.9	Form of Series A Warrant	8-K	4.1	001-36745	8/9/2022
4.10	Form of Series B Warrant	8-K	4.2	001-36745	8/9/2022
4.11	Form of Prefunded Warrant	8-K	4.3	001-36745	8/9/2022
10.1†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan	10-Q	4.1	002-90539	05/15/2012
10.2†	Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended and restated	DEF 14A	Appendix A	001-36745	04/04/2019
10.3†	Form of employee stock option agreement under the Applied DNA Sciences, Inc. 2005 Incentive Stock Plan, as amended	10-K	10.1	001-36745	12/14/2015
10.4†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan	DEF 14A	Appendix A	001-36745	08/03/2020
10.5†	Applied DNA Sciences, Inc. 2020 Equity Incentive Plan Stock Option Grant Notice and Award Agreement	S-8	10.3	333-249365	10/07/2020
10.6†	Employment Agreement, dated July 1, 2016, between James A. Hayward and Applied DNA Sciences, Inc.	8-K	10.1	001-36745	8/2/2016
10.7†	Form of Indemnification Agreement dated as of September 7, 2012, by and between Applied DNA Sciences, Inc. and each of its directors and executive officers	8-K	10.1	002-90539	9/13/2012

10.8	Warrant Agreement, dated November 20, 2014, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	11/20/2014
10.9	First Amendment to Warrant Agreement dated April 1, 2015 between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC as warrant agent	8-K	4.1	001-36745	4/1/2015
10.10	Second Amendment to Warrant Agreement dated November 2, 2016	8-K	10.4	001-36745	11/2/2016
10.11	Registration Rights Agreement dated November 2, 2016	8-K	10.3	001-36745	11/2/2016
10.12*	License Agreement with Himatsingka America, Inc. dated June 23, 2017	10-Q	10.1	001-36745	8/10/2017
10.13	Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Maxim Group LLC, dated December 20, 2017.	8-K	10.1	001-36745	12/20/2017
10.14	Securities Purchase Agreement dated as of December 20, 2017, by and between Applied DNA Sciences, Inc. and the Purchasers named therein.	8-K	10.2	001-36745	12/20/2017
10.15	Registration Rights Agreement, dated November 29, 2018	8-K	10.2	001-36745	12/6/2018
10.16	Securities Purchase Agreement, dated November 29, 2018	8-K	10.3	001-36745	12/6/2018
10.17	Registration Rights Agreement, dated August 31, 2018	8-K/A	10.2	001-36745	12/10/2018
10.18	Securities Purchase Agreement, dated August 31, 2018	10-K	10.45	001-36745	12/18/2018
10.19+	Patent and Know-How License and Cooperation Agreement, dated March 28, 2019, between the Company, APDN (B.V.I.), Inc., and ETCH BioTrace S.A.	10-Q	10.10	001-36745	5/9/2019
10.20	Registration Rights Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.2	001-36745	07/17/2019
10.21	Securities Purchase Agreement, dated July 16, 2019 by and among Applied DNA Sciences, Inc. and the investor named on the signature page thereof.	8-K	10.3	001-36745	07/17/2019

10.22	Asset Purchase Agreement, dated July 29, 2019 by and between LineaRX, Inc. and Vitatex Inc.	8-K	10.1	001-36745	8/12/2019
10.23	Form of Subscription Agreement between investors and Applied DNA Sciences, Inc., dated August 22, 2019.	8-K	10.1	001-36745	8/26/2019
10.24	Underwriting Agreement entered into by and between Applied DNA Sciences, Inc. and Maxim Group LLC, as Representative of the Underwriters listed in Schedule I hereto, dated November 13, 2019.	8-K	1.1	001-36745	11/14/2019
10.25	Warrant Agreement, dated November 15, 2019, between Applied DNA Sciences, Inc. and American Stock Transfer & Trust Company, LLC	8-K	4.1	001-36745	11/18/2019
10.26†	Consulting Agreement, dated as of December 12, 2019, by and between Applied DNA Sciences, Inc. and Meadow Hill Place, LLC	10.Q	10.1	001-36745	08/06/2020
10.27	Agreement of Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10-Q	10.2	002-90539	8/13/2013
10.28	Agreement of Lease, dated November 1, 2015, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.2	001-36745	08/06/2020
10.29	Option Exercise Notice, dated December 3, 2015, Pursuant to Lease dated June 14, 2013, between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.2	001-36745	05/12/2016
10.30	Temporary Lease Extension Agreement, dated August 9, 2019, by and between Applied DNA Sciences, Inc. and Long Island High Technology Incubator, Inc.	10.Q	10.3	001-36745	08/06/2020
10.31	Amendment to Leases, dated November 4, 2019, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10.Q	10.4	001-36745	08/06/2020

10.32	Amendment to Leases, dated January 17, 2020, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10.Q	10.5	001-36745	08/06/2020
10.33	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Capital, LLC.	8-K	10.4	001-36745	10/14/2020
10.34	Registration Rights Agreement, dated October 7, 2020, by and between Applied DNA Sciences, Inc. and Dillon Hill Investment Company LLC.	8-K	10.5	001-36745	10/14/2020
10.35+	Joint Development Agreement, dated September 11, 2018, between LineaRx, Inc., Takis S.R.L. and Evvivax S.R.L., as amended by that First Amendment, dated February 3, 2020	10-K	10.46	001-36745	12/17/2020
10.36	Animal Clinical Trial Agreement, dated September 14, 2020, between Applied DNA Sciences, Inc., Evvivax S.R.L. and Veterinary Oncology Services, PLLC	10-K	10.47	001-36745	12/17/2020
10.37	Letter Agreement dated March 2, 2021, by and between the Company and Dr. James Hayward	8-K	10.1	001-36745	3/4/2021
10.38	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC, dated January 10, 2021	8-K	10.1	001-36745	01/11/2021
10.39	Form of Securities Purchase Agreement	8-K	10.2	001-36745	01/11/2021
10.40	Form of Placement Agency Agreement by and between Applied DNA Sciences, Inc. and Roth Capital Partners, LLC, dated February 21, 2022	8-K	10.2	001-36745	2/23/2022
10.41	Form of Securities Purchase Agreement	8-K	10.1	001-36745	2/23/2022
10.42	Form of Securities Purchase Agreement, dated August 4, 2022, by and between Applied DNA Sciences, Inc. and certain purchasers	8-K	10.1	001-36745	8/9/2022
10.43	Office Lease Renewal Letter Agreement, dated February 1, 2022, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-K	10.43	001-36745	12/14/2022
10.44	Laboratory Lease Renewal Letter Agreement, dated February 1, 2022, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc.	10-K	10.44	001-36745	12/14/2022
10.45+	Contract Number T212206, dated August 3, 2021, by and between The City University of New York and Applied DNA Clinical Labs, LLC.	10-K	10.45	001-36745	12/14/2022
10.46+	First Amendment to Contract No. T212206, dated December 16, 2021, by and between The City University of New York and Applied DNA Clinical Labs, LLC.	10-K	10.46	001-36745	12/14/2022

10.47+	Second Amendment to Contract No. T212206, dated July 19, 2022, by and between The City University of New York and Applied DNA Clinical Labs, LLC.	10-K	10.47	001-36745	12/14/2022
14.1	Code of Business Conduct and Ethics.	10-K	14.1	001-36745	12/14/2022
21.1	Subsidiaries of Applied DNA Sciences, Inc.	10-K	21.1	001-36745	12/17/2020
23.1	Consent of Marcum LLP	10-K	23.1	001-36745	12/14/2022
31.1	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	001-36745	12/14/2022
31.2	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	001-36745	12/14/2022
31.3	Certification of Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.4	Certification of Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	001-36745	12/14/2022
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	001-36745	12/14/2022
101 INS	Inline XBRL Instance Document					Filed
101 SCH	Inline XBRL Taxonomy Extension Schema Document					Filed

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)	Filed

†	Indicates a management contract or any compensatory plan, contract or arrangement.

*	A request for confidentiality has been granted for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the SEC as required by Rule 24b-2 promulgated under the Exchange Act.

+	Portions of this exhibit have been omitted because the information is both not material and is the type that the Company treats as private or confidential. The omissions have been indicated by bracketed asterisks (“[***]”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2023

APPLIED DNA SCIENCES, INC.

/s/ James A. Hayward
James A. Hayward
President and Chief Executive Officer