Form 10-Q
period 2022-12-31
APPLIED DNA SCIENCES INC
filed 2023-02-09
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

☐   Yes    ☒    No

On February 3, 2023, the registrant had 12,908,520 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended December 31, 2022

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2022	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,877,179	$15,215,285
Accounts receivable, net of allowance of $40,831 and $330,853 at December 31, 2022 and September 30, 2022, respectively	4,053,477	3,067,544
Inventories	477,014	602,244
Prepaid expenses and other current assets	924,682	1,058,056
Total current assets	18,332,352	19,943,129

Property and equipment, net	1,865,772	2,222,988
Other assets:
Deposits	98,987	98,997
Total assets	$20,297,111	$22,265,114

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,056,123	$3,621,751
Deferred revenue	273,880	563,557
Total current liabilities	3,330,003	4,185,308

Long term accrued liabilities	31,467	31,467
Warrants classified as a liability	7,777,200	5,139,400
Total liabilities	11,138,670	9,356,175

Commitments and contingencies (Note F)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of December 31, 2022 and September 30, 2022, 12,908,520 shares issued and outstanding as of December 31, 2022 and September 30, 2022	12,909	12,909
Additional paid in capital	305,492,756	305,399,008
Accumulated deficit	(296,343,460)	(292,500,088)
Applied DNA Sciences, Inc. stockholders’ equity:	9,162,205	12,911,829
Noncontrolling interest	(3,764)	(2,890)
Total equity	9,158,441	12,908,939

Total liabilities and equity	$20,297,111	$22,265,114

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Revenues
Product revenues	$516,396	$826,311
Service revenues	232,061	139,273
Clinical laboratory service revenues	4,514,295	3,200,122
Total revenues	5,262,752	4,165,706

Cost of product revenues	365,378	434,929
Cost of clinical laboratory service revenues	2,519,691	2,621,639
Total cost of revenues	2,885,069	3,056,568

Gross profit	2,377,683	1,109,138

Operating expenses:
Selling, general and administrative	2,625,357	4,735,619
Research and development	971,304	1,080,096
Total operating expenses	3,596,661	5,815,715

LOSS FROM OPERATIONS	(1,218,978)	(4,706,577)

Interest income, net	3,686	273
Unrealized loss on change in fair value of warrants classified as a liability	(2,637,800)	—
Other income (expense), net	8,846	(14,607)

Loss before provision for income taxes	(3,844,246)	(4,720,911)

Provision for income taxes	—	—

NET LOSS	(3,844,246)	(4,720,911)

Less: Net loss (income) attributable to noncontrolling interest	874	(855)
NET LOSS attributable to Applied DNA Sciences, Inc.	$(3,843,372)	$(4,721,766)

Net loss per share attributable to common stockholders-basic and diluted	$(0.30)	$(0.63)

Weighted average shares outstanding- basic and diluted	12,908,520	7,486,120

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three-Month Period Ended December 31, 2022
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2022	12,908,520	$12,909	$305,399,008	$(292,500,088)	$(2,890)	$12,908,939
Stock based compensation expense	—	—	93,748	—	—	93,748
Net loss	—	—	—	(3,843,372)	(874)	(3,844,246)
Balance, December 31, 2022	12,908,520	$12,909	$305,492,756	$(296,343,460)	$(3,764)	$9,158,441

	For the Three-Month Period Ended December 31, 2021
		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2021	7,486,120	$7,488	$295,228,272	$(284,122,092)	$(722)	$11,112,946
Stock based compensation expense	—	—	1,699,920	—	—	1,699,920
Options issued in settlement of accrued bonus	—	—	300,000	—	—	300,000
Net loss	—	—	—	(4,721,766)	855	(4,720,911)
Balance, December 31, 2021	7,486,120	$7,488	$297,228,192	$(288,843,858)	$133	$8,391,955

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,844,246)	$(4,720,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338,918	320,751
Gain on sale of property and equipment	(6,083)	—
Unrealized loss on change in fair value of warrants classified as a liability	2,637,800	—
Stock-based compensation	93,748	1,699,920
Change in provision for bad debts	(290,022)	10,000
Change in operating assets and liabilities:
Accounts receivable	(695,912)	(1,063,237)
Inventories	125,230	69,304
Prepaid expenses and other current assets and deposits	133,374	(24,268)
Accounts payable and accrued liabilities	(586,236)	(169,991)
Deferred revenue	(289,677)	176,538

Net cash used in operating activities	(2,383,106)	(3,701,894)

Cash flows from investing activities:
Proceeds from sale of property and equipment	45,000	—
Purchase of property and equipment	—	(104,686)

Net cash provided by (used in) investing activities	45,000	(104,686)

Net decrease in cash and cash equivalents	(2,338,106)	(3,806,580)
Cash and cash equivalents at beginning of period	15,215,285	6,554,948
Cash and cash equivalents at end of period	$12,877,179	$2,748,368

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Property and equipment acquired, and included in accounts payable	$20,619	$—
Issuance of stock options for payment of accrued bonus	$—	$300,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of December 31, 2022, and for the three-month periods ended December 31, 2022, and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2022 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 14, 2022, as amended. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. The condensed consolidated balance sheet as of September 30, 2022 contained herein has been derived from the audited consolidated financial statements as of September 30, 2022 but does not include all disclosures required by GAAP.

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

Liquidity

The Company has recurring net losses, which have resulted in an accumulated deficit of $296,343,460 as of December 31, 2022. The Company incurred a net loss of $3,844,246 and generated negative operating cash flow of $2,383,106 for the three-month period ended December 31, 2022. At December 31, 2022, the Company had cash and cash equivalents of $12,877,179 and working capital of $15,002,349.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Liquidity, continued

The Company’s current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities. Through December 31, 2022, the Company has dedicated most of its financial resources to commercialization of its MDx Testing Services, specifically its COVID-19 Testing Services, as well as to research and development efforts,primarily in the Therapeutic DNA Production segment, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities. The Company estimates that it will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report.

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

December 31, 2022

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

December 31, 2022

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	December 31,	December 31,
	2022	2021
Research and development services (over-time)	$126,058	$105,695
Clinical laboratory testing services (point-in-time)	3,074,414	1,873,722
Clinical laboratory testing services (over-time)	1,439,881	1,326,400
Product and authentication services (point-in-time):
Supply chain	411,765	411,547
Large Scale DNA Production	127,506	—
Asset marking	83,128	105,522
MDx test kits and supplies	—	342,820
Total	$5,262,752	$4,165,706

Contract balances

As of December 31, 2022, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	December 31,	$
	Balance sheet classification	2022	2022	change
Contract liabilities	Deferred revenue	$563,557	$273,880	$289,677

For the three-month period ended December 31, 2022, the Company recognized $341,285 of revenue that was included in Contract liabilities as of October 1, 2022.

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

For the three-month periods ended December 31, 2022 and 2021, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three-month periods ended December 31, 2022 and 2021 are as follows:

	2022	2021
Warrants	7,295,588	743,563
Stock options	1,006,141	1,061,460
Total	8,301,729	1,805,023

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of December 31, 2022, the Company had cash and cash equivalents of approximately $12.2 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2022 included an aggregate of 83% from two customers within the MDx Testing Services segment.

One customer from within the MDx Testing Services segment accounted for 48% of the Company’s revenues earned from sale of products and services for the three-month period ended December 31, 2021.

One customer accounted for 88% of the Company’s accounts receivable at December 31, 2022 and two customers accounted for 89% of the Company’s accounts receivable at September 30, 2022.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Segment Reporting

The Company has three reportable segments. (1) Therapeutic DNA Production Services (2) MDx Testing Services, and (3) DNA Tagging and Security Products and Services. Resources are allocated by our CEO, COO, CFO and CLO whom, collectively the Company has determined to be our Chief Operating Decision Maker (CODM). The following is a brief description of our reportable segments.

Therapeutic DNA Production Services — Segment operations consist of the manufacture of DNA for use in nucleic acid-based therapeutics.

MDx Testing Services— Segment operations consist of performing and developing clinical molecular diagnostic and genetic tests and clinical laboratory testing services. Under our MDx testing services, ADCL provides COVID-19 testing for large populations marketed under its safeCircleTM trademark, as well as its pharamcogenimc testing services that are currently undergoing late-stage development. It also includes the sales of our MDx test kits and related supplies.

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

As of December 31, 2022, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU-2016-13”), which changes the methodology for measuring credit losses on financial instruments and certain other instruments, including trade receivables and contract assets. The new standard replaces the current incurred loss model for measurement of credit losses on financial assets with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard is effective for reporting periods beginning after December 15, 2022. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options,” that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, “Earnings per Share,” to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of ASU 2020-06 to have a significant impact on its condensed consolidated financial statements.

NOTE C — INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2022	2022
	(unaudited)
Raw materials	$366,116	$471,947
Work-in-progress	35,786	55,817
Finished goods	75,112	74,480
Total	$477,014	$602,244

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	December 31,	September 30,
	2022	2022
	(unaudited)
Accounts payable	$2,023,295	$1,744,105
Accrued salaries payable	830,986	1,458,661
Other accrued expenses	201,842	418,985
Total	$3,056,123	$3,621,751

NOTE E —WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants are summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2022	7,313,963	$3.68
Granted	—	—
Exercised	—	—
Cancelled or expired	(18,375)	17.60
Balance at December 31, 2022	7,295,588	$3.65

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(unaudited)

NOTE F — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The term of the lease commenced on June 15, 2013 and originally expired on May 31, 2016, with the option to extend the lease for two additional three-year periods. The Company exercised its option to extend the lease for one additional three-year period ending May 31, 2019. During November 2019, the Company extended this lease until January 15, 2020. In addition to the office space, the Company also has 2,200 square feet of laboratory space. On January 20, 2020, the Company entered into an agreement to amend both of these leases, extending the term for the corporate headquarters as well as the laboratory space until January 15, 2021, with a one-year renewal option. During October 2020, the Company exercised the one-year renewal option, extending the term for these leases until January 15, 2022. On February 1, 2022, the Company entered into a new lease agreement for the same facility for an one-year term, expiring January 31, 2023. The base rent during the additional twelve-month period was $589,056 per annum. The Company is currently negotiating a lease renewal with its landlord and is operating under the old lease on a month-to-month basis until the new lease is finalized. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2022, the Company renewed this lease with a new expiration date of July 31, 2023. The base rent is approximately $6,500 per annum. The Company’s future minimum rental payments (excluding real estate tax and maintenance costs as of December 31, 2022 are $50,839 and are considered short-term lease obligations).The total rent expense for the three-month periods ended December 31, 2022 and 2021 were $148,826 and $142,952, respectively.

Employment Agreement

The employment agreement with Dr. James Hayward, the Company’s President and Chief Executive Officer (“CEO”), entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. On July 28, 2017, the employment agreement was renewed for a successive one-year term and the employment agreement has been renewed for successive one-year terms, most recently as of June 30, 2022. Under the employment agreement, the CEO is eligible for a special aggregate cash incentive bonus of up to $800,000, $300,000 of which is payable if and when annual revenue reaches $8 million, plus an additional $100,000 payable for each additional $2 million of annual revenue in excess of $8 million. Pursuant to the contract, the CEO’s annual salary is $400,000. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

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

NOTE F — COMMITMENTS AND CONTINGENCIES, continued

Employment Agreement, continued

Upon termination due to death or disability, the CEO will generally be entitled to receive the same payments and benefits he would have received if his employment had been terminated by the Company without cause (as described in the preceding paragraph), other than salary continuation payments.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(unaudited)

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

NOTE G – SEGMENT INFORMATION

As detailed in Note B above, the Company has three reportable segments; (1) Therapeutic DNA Production Services, (2) MDx Testing Services, and (3) DNA Tagging and Security Products and Services. Resources are allocated by our CEO, COO CFO and CLO whom, collectively the Company has determined to be our CODM.

Information regarding operations by segment for the three-month period ended December 31, 2022 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$127,506	$—	$388,890	$516,396
Service revenues	121,743	—	110,318	232,061
Clinical laboratory service revenues	—	4,565,815	—	4,565,815
Less intersegment revenues	—	(51,520)	—	(51,520)
Total revenues	$249,249	$4,514,295	$499,208	$5,262,752
Gross profit	$170,924	$1,933,219	$273,540	$2,377,683
(Loss) income from segment operations (a)	$(852,253)	$1,109,884	$(474,715)	$(217,084)

NOTE G – SEGMENT INFORMATION, continued

Information regarding operations by segment for the three-month period ended December 31, 2021 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$—	$342,821	$483,490	$826,311
Service revenues	89,438	—	49,835	139,273
Clinical laboratory service revenues	—	3,349,658	—	3,349,658
Less intersegment revenues	—	(149,536)	—	(149,536)
Total revenues	$89,438	$3,542,943	$533,325	$4,165,706
Gross profit	$89,438	$820,690	$199,010	$1,109,138
(Loss) income from segment operations (a)	$(924,778)	$(334,988)	$(896,399)	$(2,156,165)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(unaudited)

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows:

	December 31,
	2022	2021
Loss from operations of reportable segements	$(217,084)	$(2,156,165)
General corporate expenses (b)	(1,001,894)	(2,550,412)
Interest income, net	3,686	273
Unrealized loss on change in fair value of warrants classified as a liability	(2,637,800)	—
Other income (expense), net	8,846	(14,607)
Consolidated loss before provision for income taxes	$(3,844,246)	$(4,720,911)

(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consists of Selling, general and administrative expenses that are not specifically identifiable to a segment.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments at fair value are measured on a recurring basis. Related unrealized gains or losses are recognized in unrealized gain on change in fair value of the warrants classified as a liability in the condensed consolidated statements of operations. For additional disclosures regarding methods and assumptions used in estimating fair values of these financial instruments, see Note B.

The following table presents the fair value of the Company’s financial instruments as of December 31, 2022 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of December 31, 2022. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of December 31, 2022.

	Fair value at	Valuation	Unobservable	Weighted
	December 31, 2022	Technique	Input	Average
Liabilities:
Common Warrants	$2,187,000	Monte Carlo simulation	Annualized volatility	160.00%
Series A Warrants	$4,269,000	Monte Carlo simulation	Annualized volatility	160.00%
Series B Warrants	$1,321,200	Monte Carlo simulation	Annualized volatility	190.00%

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The change in fair value of the Common Warrants and the Series A and Series B Warrants for the three-month period ended December 31, 2022 is summarized as follows:

	Common Warrants	Series A Warrants	Series B Warrants
Fair value at October 1, 2022	$1,477,000	$2,883,000	$779,400
Change in fair value	710,000	1,386,000	541,800
Fair Value at December 31, 2022	$2,187,000	$4,269,000	1,321,200

NOTE I – SUBSEQUENT EVENTS

On January 25, 2023 the Company granted 694,670 options to non-employee board of director members that have a ten-year term and vest on the one-year anniversary of the date of grant.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2022, as amended, and the following factors and risks:

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

All forward-looking statements and risk factors included in this Quarterly Report are made as of the date hereof, or in the case of documents incorporated by reference, the original date of any such documents, based on information available to us as of such date, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make updates with respect to other forward-looking statements or that we will make any further updates to those forward-looking statements at any future time.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, SigNify®, Beacon®, CertainT®, LinearDNA™, Linea™ COVID-19 Diagnostic Assay Kit and safeCircleTM COVID-19 testing. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report on Form 10-Q are the property of the respective owners.

Introduction

We are a biotechnology company developing and commercializing technologies to produce and detect DNA. Using the polymerase chain reaction (“PCR”) to enable both the production and detection of DNA, we operate in three primary business markets: (i) the manufacture of synthetic DNA for use in nucleic acid-based therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”).

Our current growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation (“CDMO”) for the manufacture of synthetic DNA for use in nucleic acid-based therapies and the development of our own product candidates in veterinary health.

Therapeutic DNA Production Services

Through LineaRx, Inc. (“LRx”) subsidiary we are developing and commercializing the linearDNA (“linearDNA”) platform. The linearDNA platform enables the rapid, efficient, and large-scale cell-free manufacture of high-fidelity DNA sequences for use in nucleic acid-based therapeutics. The linearDNA platform enzymatically produces a linear form of DNA we call ‘linearDNA’ that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years.

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

We believe the key advantages of the linearDNA platform include:

●	Speed – Production of linearDNA can be measured in terms of hours, not days and weeks as is the case with plasmid-based DNA manufacturing platforms.
●	Scalability – linearDNA production takes place on efficient bench-top instruments, allowing for rapid scalability in a minimal footprint.
●	Purity – DNA produced via PCR is pure, resulting in only large quantities of only the target DNA sequence. Unwanted DNA sequences such as plasmid backbone and antibiotic resistance genes, inherent to plasmid DNA, are not present in linearDNA.
●	Simplicity – The production of linearDNA is streamlined relative to plasmid-based DNA production. linearDNA requires only four primary ingredients, does not require living cells or complex fermentation systems and does not require multiple rounds of purification.
●	Flexibility – DNA produced via the linearDNA platform can be easily chemically modified to suit specific customer applications. In addition, the linearDNA platform can produce a wide range of complex DNA sequences that are difficult to produce via plasmid-based DNA production platforms. These complex sequences include inverted terminal repeats (ITRs) and polyadenylation sequences (poly (A) tail) important for gene therapy and messenger RNA (“mRNA”) therapies, respectively.

Preclinical studies have shown that linearDNA is substitutable for plasmid DNA in numerous nucleic acid-based therapies, including:

●	therapeutic and prophylactic DNA vaccines;
●	DNA templates for in vitro transcription to produce ribonucleic acid (“RNA”), including mRNA; and
●	adoptive cell therapy manufacturing.

Further, we believe that linearDNA is also substitutable for plasmid DNA in the following nucleic acid-based therapies:

●	viral vector manufacturing for in vivo and ex vivo gene editing;
●	clustered regularly interspaced short palindromic repeats (“CRISPR”)-mediated homology-directed repair (“HDR”); and
●	non-viral gene therapy.

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

MDx Testing Services

Through Applied DNA Clinical Labs, LLC (“ADCL”), our clinical laboratory subsidiary, we leverage our expertise in DNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) testing services. ADCL is a New York State Department of Health (“NYSDOH”) Clinical Laboratory Evaluation Program (“CLEP”) permitted, Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory which is currently permitted for virology. In providing MDx testing services, ADCL employs its own or third-party molecular diagnostic tests.

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

ADCL has also developed PCR-based MDx testing services for the Monkeypox virus, which are currently approved by NYSDOH. These services are designed to run on the same high-throughput platform utilized by our COVID-19 testing services and provides ADCL with a substantial testing throughput. Demand for these types of services may vary greatly depending upon public health requirements, e.g., Monkeypox testing is now a lower public health priority, and we intend to pursue such opportunities on an opportunistic basis.

In addition to our infectious disease testing services, we are currently validating a genetic testing service in the form of pharmacogenetics (“PGx”) testing services. Our PGx testing services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx testing services are designed to interrogate DNA targets on over 35 genes and provide genotyping information relevant to certain cardiac, mental health and pain management drug therapies. We believe the economics of complex MDx testing services such as PGx are more favorable to the Company as compared to high volume, low complexity MDx tests such as COVID-19 testing. Our PGx testing services will require NYSDOH approval prior to initiating our patient testing services. If approved, we plan to commercialize our PGx testing services by offering PGx clinical reference laboratory testing services to other clinical laboratories and healthcare facilities nationwide.

Going forward, our business strategy for ADCL is to leverage our deep knowledge of PCR to develop and commercialize high complexity, high value and differentiated MDx testing services that will be offered to other clinical laboratories and healthcare facilities as clinical reference laboratory testing services and testing services for large enterprise customers. We believe operating as a clinical reference laboratory has several advantages when compared to operating as a typical clinical non-reference laboratory, including:

●	the ability to leverage our deep expertise in PCR to develop and perform high-value esoteric MDx testing services not performed by conventional clinical non-reference laboratories;
●	reduced sample acquisition costs;
●	reduced marketing costs; and
●	a national customer base that may lead to a larger total addressable market.

The clinical reference laboratory services market is forecasted to have incremental growth of $26.0B between 2020 and 2025 with a 6.71% compound annual growth rate (“CAGR”). We believe that the rapidly increasing number of specialized MDx tests for early disease detection, disease prognosis, disease risk, companion diagnostics, genetic testing and personalized medicine will drive an increase in the demand for highly specialized MDx clinical reference laboratory services.

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

Because the development of our Therapeutic DNA Production Services and certain aspects of our MDx Testing Services businesses are at an early stage, our intellectual property portfolio with respect to certain technologies associated with these businesses is also at an early stage. As further described below, we have filed or intend to file patent applications on certain technologies associated with these business markets, and as we continue the development of our technologies, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success.

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

As of December 31, 2022, our patent portfolio included the following issued and pending patent applications applicable to each of our three primary business segments:

●	Therapeutic DNA Production Services
o	6 issued patents and 9 pending patent applications in the United States
o	11 issued foreign patents and 2 pending foreign patent applications
●	MDx Testing Services
o	5 issued patents and 1 pending patent applications in the United States
o	4 issued foreign patents and 1 pending foreign patent applications
●	DNA Tagging and Security Products and Services
o	28 issued patents and 5 pending patent applications in the United States
o	47 issued foreign patents and 13 pending foreign patent applications

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

Plan of Operations

General

Historically, the substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. However, especially during the last two fiscal years, most of our growth in revenues has been derived from our validated COVID-19 pooled testing, and our COVID-19 Surveillance Testing, which are part of our MDx testing services segment. We also expect future growth in revenues to be derived from our Therapeutic DNA Production Services and our MDx testing services. To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity.

Comparison of Results of Operations for the Three-Month Periods Ended December 31, 2022 and 2021

Revenues

Product revenues

For the three-month periods ended December 31, 2022 and 2021, we generated $516,396 and $826,311 in revenues from product sales, respectively. Product revenue decreased by $309,315 or 38% for the three-month period ended December 31, 2022 as compared to the three-month period ended December 31, 2021. The decrease in product revenues was primarily related to a decrease of approximately $342,000 in sales of our MDx test kits and supplies, which was attributable to sales pursuant to our former contract with Stony Brook University Hospital as well as a $52,000 decrease in our nutraceuticals market. Additional decreases include $18,000 in consumer asset marking and $23,000 in textile revenues. These decreases were offset by an increase in our Therapeutic DNA Production segment of $128,000.

Service revenues

For the three-month periods ended December 31, 2022 and 2021, we generated $232,061 and $139,273 in revenues from sales of services, respectively. The increase in service revenues of $92,788 or 67% for the three-month period ended December 31, 2022, as compared to the same period in the prior fiscal year is attributable to increases of approximately $33,000 for research and development projects in our Therapeutic DNA Production segment, as well as increase of approximately $21,000, and $27,000 for authentication and isotopic testing service revenue in our nutraceutical/pharmaceutical, and textile markets, respectively.

Clinical laboratory service revenues

For the three-month periods ended December 31, 2022 and 2021, we generated $4,514,295 and $3,200,122 in revenues from our clinical laboratory testing services, respectively. The increase in service revenues of $1,314,173 or 41% for the three-month period ended December 31, 2022 as compared to the same period in the prior fiscal year is attributable to an increase in demand for COVID-19 testing services during the first three months of fiscal 2023 compared to the same period during fiscal 2022.

Cost and Expenses

Gross Profit

Gross profit for the three-month period ended December 31, 2022, increased by $1,268,545 or 114% from $1,109,138, for the three-month period ended December 31, 2021 to $2,377,683. The gross profit percentage was 45% and 27% for the three-month periods ended December 31, 2022 and 2021, respectively. The increase in the gross profit percentage was primarily from an improved gross profit percentage for our MDx testing services. This improvement was the result of higher testing volumes, coupled with cost management efforts for our contracts where we also provide and staff the test collection centers. Also, during the first three-months of fiscal 2022 the COVID-19 positivity rate was high, which resulted in our clinical laboratory having to reduce the test pooling size, which increased the cost of consumables per sample, therefore having a negative impact on gross profit.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended December 31, 2022 decreased by $2,110,262 or 45% to $2,625,357 as compared to $4,735,619 for the three-month period ended December 31, 2021. The decrease is primarily attributable to a decrease in stock-based compensation expense of $1,606,172 primarily relating to officer stock option grants that vested immediately, as well as to the annual non-employee board of director grant that vests one-year from the date of grant during fiscal 2022. The remainder of the decrease relates to a decrease in bad debt expense of $300,000 for the collection of an outstanding receivable that was previously fully reserved for.

Research and Development

Research and development expenses decreased to $971,304 for the three-month period ended December 31, 2022 from $1,080,096 for the three-month period ended December 31, 2021, a decrease of $108,792 or 10%. This decrease is primarily due a decrease in payroll and laboratory supplies associated with our ongoing research and development efforts of approximately $51,000 and $33,000, as well as a decrease of approximately $34,000 of costs incurred during the three-month period ended December 31, 2021 for development projects in the cannabis industry.

Interest income, net

Interest income, net for the three-month period ended December 31, 2022, was $3,686 as compared to $273 in the three-month period ended December 31, 2021.

Other income (expense), net

Other income (expense), net for the three-month periods ended December 31, 2022 and 2021, was income of $8,846 and expense of $14,607, respectively. The increase of $23,453 is due to a gain on sale of vehicles of $6,082 during the current quarter, offset by foreign exchange translation expenses of $4,757 in the three-month period during the prior fiscal year.

Unrealized loss on change in fair value of warrants classified as a liability

Unrealized loss on change in fair value of warrants classified as a liability for the three-month period ended December 31, 2022 of $2,637,800 relates to the change in fair value of the warrants that are classified as a liability. The unrealized loss on change in fair value represents the difference in fair value of the warrants from September 30, 2022 compared to the fair value as of December 31, 2022. The primary driver of this change is the increase in our stock price during the period.

Net Loss

Net loss decreased $876,665 or 19% to $3,844,246 for the three-month period ended December 31, 2022 compared to $4,720,911 for the three-month period ended December 31, 2021 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of December 31, 2022, we had working capital of $15,002,349. For the three-month period ended December 31, 2022, we used cash in operating activities of $2,383,106 consisting primarily of our loss of $3,844,246 net with non-cash adjustments of $338,918 in depreciation and amortization charges, $2,637,800 in unrealized loss on change in fair value of warrants classified as a liability, $93,748 in stock-based compensation expense and $290,022 of bad debt recovery. Additionally, we had a gain on the sale of property and equipment of $6,083, a net increase in operating assets of $437,308 and a net decrease in operating liabilities of $875,913. Cash provided by investing activities of $45,000 from the sale of property and equipment.

We have recurring net losses. We have incurred a net loss of $3,844,246 for the three-months ended December 31, 2022. Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities. Through December 31, 2022, we have dedicated most of our financial resources to commercialization of our MDx Testing Services, specifically our COVID-19 Testing Services, as well as to research and development efforts focused on the development of our Therapeutic DNA Productions Services, as well as, advancing our intellectual property, and general and administrative activities. We estimate that we will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report.

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

Critical Accounting Estimates and and Policies

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

The accounting policies identified as critical are as follows:

•	Revenue recognition; and
•	Equity based compensation.
•	Warrant Liabilities

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the fiscal year ended September 30,2022. The material weakness is further described below.

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

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that this material weakness is remediated as soon as possible. We believe we have made progress towards remediation and continue to implement our remediation plan for the current material weakness in internal control over financial reporting. Specifically, we have identified practices and/or procedures to expand and improve the review process for complex financial instruments and the related tax impact that is performed by both our personnel, as well as by the third-party professionals with whom we consult regarding complex accounting and tax applications. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2022, other than the plan discussed above under “Remediation of Material Weakness”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

None.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	01/16/2009
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

X
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101 INS*	Inline XBRL Instance Document					X
101 SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101 LAB*	Inline XBRL Extension Label Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)					X

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

Applied DNA Sciences, Inc.

Dated: February 9, 2023	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: February 9, 2023	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)