Form 10-Q
period 2023-03-31
APPLIED DNA SCIENCES INC
filed 2023-05-11
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐   Yes    ☒    No

On May 5, 2023, the registrant had 12,908,520 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended March 31, 2023

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,287,228	$15,215,285
Accounts receivable, net of allowance of $40,831 and $330,853 at March 31, 2023 and September 30, 2022, respectively	1,967,710	3,067,544
Inventories	366,085	602,244
Prepaid expenses and other current assets	758,530	1,058,056
Total current assets	15,379,553	19,943,129

Property and equipment, net	1,575,309	2,222,988
Other assets:
Restricted cash	750,000	—
Right of use asset	1,470,615	—
Deposits	—	98,997
Total assets	$19,175,477	$22,265,114

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,895,578	$3,621,751
Lease liability, current	476,502	—
Deferred revenue	283,298	563,557
Total current liabilities	3,655,378	4,185,308

Long term accrued liabilities	31,467	31,467
Lease liability, long term	994,111	—
Warrants classified as a liability	4,526,300	5,139,400
Total liabilities	9,207,256	9,356,175

Commitments and contingencies (Note F)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of March 31, 2023 and September 30, 2022, 12,908,520 shares issued and outstanding as of March 31, 2023 and September 30, 2022	12,909	12,909
Additional paid in capital	305,751,360	305,399,008
Accumulated deficit	(295,755,117)	(292,500,088)
Applied DNA Sciences, Inc. stockholders’ equity	10,009,152	12,911,829
Noncontrolling interest	(40,931)	(2,890)
Total equity	9,968,221	12,908,939

Total liabilities and equity	$19,175,477	$22,265,114

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues
Product revenues	$297,454	$408,351	$813,850	$1,234,662
Service revenues	169,058	248,690	401,119	387,963
Clinical laboratory service revenues	3,941,102	5,490,242	8,455,397	8,690,364
Total revenues	4,407,614	6,147,283	9,670,366	10,312,989

Cost of product revenues	369,563	469,981	734,941	904,910
Cost of clinical laboratory service revenues	2,230,616	3,188,817	4,750,307	5,810,456
Total cost of revenues	2,600,179	3,658,798	5,485,248	6,715,366

Gross profit	1,807,435	2,488,485	4,185,118	3,597,623

Operating expenses:
Selling, general and administrative	3,522,715	3,572,680	6,148,072	8,308,299
Research and development	988,744	1,070,041	1,960,048	2,150,137
Total operating expenses	4,511,459	4,642,721	8,108,120	10,458,436

LOSS FROM OPERATIONS	(2,704,024)	(2,154,236)	(3,923,002)	(6,860,813)

Interest income	3,639	5,540	7,325	5,813
Transaction cost allocated to warrant liabilities	—	(391,335)	—	(391,335)
Unrealized gain on change in fair value of warrants classified as a liability	3,250,900	782,500	613,100	782,500
Other income (expense), net	661	(2,266)	9,507	(16,873)

Income (loss) before provision for income taxes	551,176	(1,759,797)	(3,293,070)	(6,480,708)

Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$551,176	$(1,759,797)	$(3,293,070)	$(6,480,708)

Less: Net loss attributable to noncontrolling interest	37,167	1,112	38,041	257
NET INCOME (LOSS) attributable to Applied DNA Sciences, Inc.	$588,343	$(1,758,685)	$(3,255,029)	$(6,480,451)
Deemed dividend related to warrant modification	—	110,105	—	110,105
NET INCOME (LOSS) attributable to common stockholders	$588,343	$(1,868,790)	$(3,255,029)	$(6,590,556)
Net income (loss) per share attributable to common stockholders-basic and diluted	$0.05	$(0.23)	$(0.25)	$(0.85)

Weighted average shares outstanding- basic and diluted	12,908,520	8,084,680	12,908,520	7,783,747

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six-Month Period Ended March 31, 2023

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2022	12,908,520	$12,909	$305,399,008	$(292,500,088)	$(2,890)	$12,908,939
Stock based compensation expense	—	—	93,748	—	—	93,748
Net loss	—	—	—	(3,843,372)	(874)	(3,844,246)
Balance December 31, 2022	12,908,520	12,909	305,492,756	(296,343,460)	(3,764)	9,158,441
Stock based compensation expense	—	—	258,604	—	—	258,604
Net income (loss)	—	—	—	588,343	(37,167)	551,176
Balance, March 31, 2023	12,908,520	$12,909	$305,751,360	$(295,755,117)	$(40,931)	$9,968,221

Six-Month Period Ended March 31, 2022

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2021	7,486,120	$7,488	$295,228,272	$(284,122,092)	$(722)	$11,112,946
Stock based compensation expense	—	—	1,699,920	—	—	1,699,920
Options issued in settlement of accrued bonus	—	—	300,000	—	—	300,000
Net loss	—	—	—	(4,721,766)	855	(4,720,911)
Balance, December 31, 2021	7,486,120	$7,488	$297,228,192	$(288,843,858)	$133	$8,391,955
Stock based compensation expense	—	—	272,915	—	—	272,915
Deemed dividend - warrant repricing	—	—	110,105	(110,105)	—	—
Common stock issued in public offering, net of offering costs	748,200	748	4,091,085	—	—	4,091,833
Fair value of warrants issued in connection with public offering	—	—	(3,350,400)	—	—	(3,350,400)
Net loss	—	—	—	(1,758,685)	(1,112)	(1,759,797)
Balance, March 31, 2022	8,234,320	$8,236	$298,351,897	$(290,712,648)	$(979)	$7,646,506

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,293,070)	$(6,480,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	683,422	641,615
Gain on sale of property and equipment	(6,083)	—
Unrealized gain on change in fair value of warrants classified as a liability	(613,100)	(782,500)
Stock-based compensation	352,352	1,972,835
Change in provision for bad debts	(290,022)	10,000
Change in operating assets and liabilities:
Accounts receivable	1,389,855	206,227
Inventories	236,159	725,965
Prepaid expenses and other current assets and deposits	398,523	(842,071)
Accounts payable and accrued liabilities	(746,495)	472,201
Deferred revenue	(280,259)	112,656

Net cash used in operating activities	(2,168,718)	(3,963,780)

Cash flows from investing activities:
Proceeds from sale of property and equipment	45,000	—
Purchase of property and equipment	(54,339)	(170,217)

Net cash used in investing activities	(9,339)	(170,217)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	—	4,091,833

Net cash provided by financing activities	—	4,091,833

Net decrease in cash, cash equivalents and restricted cash	(2,178,057)	(42,164)
Cash, cash equivalents and restricted cash at beginning of period	15,215,285	6,554,948
Cash, cash equivalents and restricted cash at end of period	$13,037,228	$6,512,784

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Property and equipment acquired, and included in accounts payable	$20,321	$76,178
Deemed dividend warrant modifications	$—	$110,105
Leased assets obtained in exchange for new operating lease liabilities	$1,545,916	$—
Fair value of warrants issued	$—	$3,350,400
Issuance of stock options for payment of accrued bonus	$—	$300,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 2023, and for the three and six-month periods ended March 31, 2023, and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2022 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission (“SEC”) on December 14, 2022, as amended. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. The condensed consolidated balance sheet as of September 30, 2022 contained herein has been derived from the audited consolidated financial statements as of September 30, 2022 but does not include all disclosures required by GAAP.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, Applied DNA Sciences India Private Limited, and ADCL and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation.

Liquidity

The Company has recurring net losses, which have resulted in an accumulated deficit of $295,755,117 as of March 31, 2023. The Company incurred a net loss of $3,293,070 and generated negative operating cash flow of $2,168,718 for the six-month period ended March 31, 2023. At March 31, 2023, the Company had cash and cash equivalents of $12,287,228 and working capital of $11,724,175.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Liquidity, continued

The Company’s current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, the Company has financed its operations principally from the sale of equity and equity-linked securities. Through March 31, 2023, the Company has dedicated most of its financial resources to commercialization of its MDx Testing Services, specifically its COVID-19 Testing Services, as well as to research and development efforts,primarily in the Therapeutic DNA Production segment, including the development and validation of its own technologies as well as, advancing its intellectual property, and general and administrative activities. The Company estimates that it will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report.

Historically, a majority of the Company’s revenue attributable to its MDx Testing Services has been derived from its safeCircle COVID-19 testing solutions. On April 11, 2023, the U.S. National Emergency in response to the COVID-19 pandemic was terminated. While the Company continues to support several safeCircle customers, it is currently observing a market decrease in demand for COVID-19 testing, which the Company believes will result in significantly lower revenues from its safeCircle COVID-19 testing solutions in subsequent quarters. Also, on May 1, 2023, the Company received notice from the City University of New York (“CUNY”), its largest safeCircle COVID-19 testing solution customer, that CUNY is terminating their COVID-19 testing contract with ADCL no later than June 30, 2023, subject to a wind-down plan to be negotiated by the parties These factors could also have a negative impact on the Company’s future liquidity.

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

March 31, 2023

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

March 31, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	March 31,	March 31,
	2023	2022
Research and development services (over-time)	$87,907	$219,898
Clinical laboratory testing services (point-in-time)	3,003,022	4,331,867
Clinical laboratory testing services (over-time)	938,080	1,158,375
Product and authentication services (point-in-time):
Supply chain	27,636	115,463
Large Scale DNA Production	253,626	—
Asset marking	97,343	141,657
MDx test kits and supplies	—	180,023
Total	$4,407,614	$6,147,283

	Six Month Period Ended:
	March 31,	March 31,
	2023	2022
Research and development services (over-time)	$213,964	$325,591
Clinical laboratory testing services (point-in-time)	6,077,436	6,205,589
Clinical laboratory testing services (over-time)	2,377,961	2,484,775
Product and authentication services (point-in-time):
Supply chain	439,973	527,295
Large Scale DNA Production	381,131	—
Asset marking	179,901	246,895
MDx test kits and supplies	—	522,844
Total	$9,670,366	$10,312,989

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Contract balances

As of March 31, 2023, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	March 31,	$
	Balance sheet classification	2022	2023	change
Contract liabilities	Deferred revenue	$563,557	$283,298	$280,259

For the three and six-month periods ended March 31, 2023, the Company recognized $2,082 and $343,367 of revenue that was included in Contract liabilities as of October 1, 2022, respectively.

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Net Income (Loss) Per Share

The Company presents income (loss) per share utilizing a dual presentation of basic and diluted income (loss) per share. Basic income (loss) per share includes no dilution and has been calculated based upon the weighted average number of common shares outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options and warrants.

For the three and six-month periods ended March 31, 2023 and 2022, common stock equivalent shares are excluded from the computation of the diluted loss per share as their effect would be anti-dilutive.

Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income (loss) per share because to do so would have been anti-dilutive for the three and six-month periods ended March 31, 2023 and 2022 are as follows:

	2023	2022
Warrants	7,295,588	2,239,963
Restricted Stock Units	282,640	—
Stock options	2,206,336	1,067,614
Total	9,784,564	3,307,577

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	March 31,	September 30,
	2023	2022
Cash and cash equivalents	$12,287,228	$15,215,285
Restricted cash	750,000	—
Total cash, cash equivalents and restricted cash	$13,037,228	$15,215,285

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its February 2023 standby letter of credit agreement related to its new operating lease. See Note F for further details.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of March 31, 2023, the Company had cash and cash equivalents of approximately $11.6 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three and six-month periods ended March 31, 2023 included an aggregate of 85% and 84%, respectively from two customers within the MDx Testing Services segment.

Two customers from within the MDx Testing Services segment accounted for 53% and 14%, respectively of the Company’s revenues earned from sale of products and services for the three-month period ended March 31, 2022. One customer from within the MDx Testing Services segment accounted for 51% of the Company's revenues earned from sales of products and services for the six-month period ended March 31, 2022.

Two customers accounted for 86% of the Company’s accounts receivable at March 31, 2023 and two customers accounted for 89% of the Company’s accounts receivable at September 30, 2022.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

MDx Testing Services— Segment operations consist of performing and developing clinical molecular diagnostic and genetic tests and clinical laboratory testing services. Under the Company’s MDx testing services, ADCL provides COVID-19 testing for large populations marketed under its safeCircleTM trademark, as well as its pharmacogenetic testing services that are currently undergoing late-stage development. It also includes the sales of the Company’s MDx test kits and related supplies.

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

As of March 31, 2023, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU-2016-13”), which changes the methodology for measuring credit losses on financial instruments and certain other instruments, including trade receivables and contract assets. The new standard replaces the current incurred loss model for measurement of credit losses on financial assets with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard is effective for reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

NOTE C — INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2023	2022
	(unaudited)
Raw materials	$305,775	$471,947
Work-in-progress	26,425	55,817
Finished goods	33,885	74,480
Total	$366,085	$602,244

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	March 31,	September 30,
	2023	2022
	(unaudited)
Accounts payable	$1,647,164	$1,744,105
Accrued salaries payable	789,199	1,458,661
Other accrued expenses	459,215	418,985
Total	$2,895,578	$3,621,751

NOTE E —WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS

Warrants

The following table summarizes the changes in warrants outstanding. These warrants were granted as part of financing transactions, as well as in lieu of cash compensation for services performed or as financing expenses in connection with the sales of the Company’s Common Stock.

Transactions involving warrants are summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2022	7,313,963	$3.68
Granted	—	—
Exercised	—	—
Cancelled or expired	(18,375)	17.60
Balance at March 31, 2023	7,295,588	$3.65

Options

For the three and six-month periods ended March 31, 2023, the Company granted 308,333 options to certain officers of the Company. These options have a ten-year term and vest 25% per year commencing on the first anniversary of the grant date. Also, during the three and six-month periods ended March 31, 2023, the Company granted 694,670 options to non-employee board of director members. The options granted to non-employee board of directors have a ten-year term and vest on the one-year anniversary of the date of grant.

The fair value of options granted during the three and six-month periods ended March 31, 2023, was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The simplified method is used since the Company does not have adequate historical data to utilize in calculating the expected term of options. The fair value for options granted during the three and six-month periods ended March 31, 2023 was calculated using the following weighted average assumptions: stock price $1.27; exercise price $1.27; expected term 5.74 years; dividend yield 0; volatility 157%; and risk-free rate of 3.64%. The weighted average grant date fair value per share for the options granted during the three and six-month periods ended March 31, 2023 was $1.20.

Restricted Stock Units

During the three and six-month periods ended March 31, 2023, the Company granted 282,640 restricted stock units (“RSUs”) to certain officers of the Company. These RSUs vest on the first anniversary of the grant date. The fair value of the RSUs granted was the closing stock price on the date of grant.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE F — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of approximately $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI). In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also has 2,500 square feet of laboratory space, which it entered into an amended lease agreement for on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date. The lease requires monthly payments of $8,750. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2022, the Company renewed this lease with a new expiration date of July 31, 2023. The base rent is approximately $6,500 per annum. The laboratory lease, as well as the testing facility in Ahmedabad are both considered short-term lease obligations. The total rent expense for the three and six-month periods ended March 31, 2022 were $165,871 and $314,697, respectively.

The components of lease expense are as follows:

	Three-month	Six-month
	period ended	period ended
Lease Cost	March 31, 2023	March 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	—	—
Operating lease cost	97,722	97,722
Short-term lease cost	68,149	216,975
Variable lease cost	—	—
Total lease cost	$165,871	$314,697

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$97,722
Right-of-use assets obtained in exchange for new operating lease liabilities	1,545,916
Weighted-average remaining lease term — operating leases	2.8 years
Weighted-average discount rate — operating leases	9.1%

Maturities of operating lease liabilities as of March 31, 2023 were as follows:

Six-month
period ended
Maturity of Lease Liabilities	March 31, 2023
Operating Leases
2023 (excluding the six months ended March 31, 2023)	$293,167
2024	586,334
2025	586,334
2026	195,445
2027	—
Thereafter	—
Total lease payments	1,661,280
Less: interest	(190,667)
Present value of lease liabilities	$1,470,613

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE F — COMMITMENTS AND CONTINGENCIES continued

Employment Agreement

The employment agreement with Dr. James Hayward, the Company’s President and Chief Executive Officer (“CEO”), entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. On July 28, 2017, the employment agreement was renewed for a successive one-year term and the employment agreement has been renewed for successive one-year terms, most recently as of June 30, 2022. Under the employment agreement, the CEO is eligible for an annual special aggregate cash incentive bonus of up to $800,000 each fiscal year, $300,000 of which is payable if and when annual revenue reaches $8 million for such fiscal year, plus an additional $100,000 payable for each additional $2 million of annual revenue in excess of $8 million for such fiscal year. Pursuant to the contract, the CEO’s annual salary is $400,000. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

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

March 31, 2023

(unaudited)

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

In accordance with the terms of his employment agreement, for the six-month period ended March 31, 2023, the CEO earned a $300,000 bonus as the Company’s year to date revenue was greater than $8 million. The bonus has not yet been paid and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

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

Information regarding operations by segment for the three-month period ended March 31, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$255,626	$—	$41,828	$297,454
Service revenues	83,906	—	85,152	169,058
Clinical laboratory service revenues	—	3,971,582	—	3,971,582
Less intersegment revenues	—	(30,480)	—	(30,480)
Total revenues	$339,532	$3,941,102	$126,980	$4,407,614
Gross profit	$215,477	$1,650,113	$(58,155)	$1,807,435
(Loss) income from segment operations (a)	$(1,054,123)	$492,288	$(914,736)	$(1,476,571)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE G – SEGMENT INFORMATION, continued

Information regarding operations by segment for the three-month period ended March 31, 2022 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$—	$180,023	$228,328	$408,351
Service revenues	158,243	—	90,447	248,690
Clinical laboratory service revenues	—	5,623,922	—	5,623,922
Less intersegment revenues	—	(133,680)	—	(133,680)
Total revenues	$158,243	$5,670,265	$318,775	$6,147,283
Gross profit	$158,243	$2,335,169	$(4,927)	$2,488,485
(Loss) income from segment operations (a)	$(1,049,207)	$1,084,388	$(1,292,632)	$(1,257,451)

Information regarding operations by segment for the six-month period ended March 31, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$383,132	$—	$430,718	$813,850
Service revenues	205,649	—	195,470	401,119
Clinical laboratory service revenues	—	8,537,397	—	8,537,397
Less intersegment revenues	—	(82,000)	—	(82,000)
Total revenues	$588,781	$8,455,397	$626,188	$9,670,366
Gross profit	$386,401	$3,583,332	$215,385	$4,185,118
(Loss) income from segment operations (a)	$(1,906,376)	$1,602,172	$(1,389,451)	$(1,693,655)

Information regarding operations by segment for the six-month period ended March 31, 2022 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$—	$522,844	$711,818	$1,234,662
Service revenues	247,681	—	140,282	387,963
Clinical laboratory service revenues	—	8,973,580	—	8,973,580
Less intersegment revenues	—	(283,216)	—	(283,216)
Total revenues	$247,681	$9,213,208	$852,100	$10,312,989
Gross profit	$247,681	$3,155,859	$194,083	$3,597,623
(Loss) income from segment operations (a)	$(1,973,984)	$749,400	$(2,189,032)	$(3,413,616)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE G – SEGMENT INFORMATION, continued

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows:

Three-Month Period Ended:	March 31,
	2023	2022
Loss from operations of reportable segments	$(1,476,571)	$(1,257,451)
General corporate expenses (b)	(1,227,453)	(896,785)
Interest income	3,639	5,540
Unrealized gain on change in fair value of warrants classified as a liability	3,250,900	782,500
Transaction cost allocated to warrant liabilities	—	(391,335)
Other income (expense), net	661	(2,266)
Consolidated income (loss) before provision for income taxes	$551,176	$(1,759,797)

Six-Month Period Ended:	March 31,
	2023	2022
Loss from operations of reportable segements	$(1,693,655)	$(3,413,616)
General corporate expenses (b)	(2,229,347)	(3,447,197)
Interest income	7,325	5,813
Unrealized gain on change in fair value of warrants classified as a liability	613,100	782,500
Transaction cost allocated to warrant liabilities	—	(391,335)
Other income (expense), net	9,507	(16,873)
Consolidated loss before provision for income taxes	$(3,293,070)	$(6,480,708)

(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consists of Selling, general and administrative expenses that are not specifically identifiable to a segment.

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

The following table presents the fair value of the Company’s financial instruments as of March 31, 2023 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of March 31, 2023. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of March 31, 2023.

	Fair value at	Valuation	Unobservable	Weighted
	March 31, 2023	Technique	Input	Average
Liabilities:
Common Warrants	$1,429,000	Monte Carlo simulation	Annualized volatility	160.00%
Series A Warrants	$2,768,000	Monte Carlo simulation	Annualized volatility	160.00%
Series B Warrants	$329,300	Monte Carlo simulation	Annualized volatility	175.00%

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The change in fair value of the Warrants classified as a liability for the three-month period ended March 31, 2023 is summarized as follows:

	Common Warrants	Series A Warrants	Series B Warrants
Fair value at January 1, 2023	$2,187,000	$4,269,000	$1,321,200
Change in fair value	(758,000)	(1,501,000)	(991,900)
Fair Value at March 31, 2023	$1,429,000	$2,768,000	329,300

The change in fair value of the Warrants classified as a liability for the six-month period ended March 31, 2023 is summarized as follows:

	Common Warrants	Series A Warrants	Series B Warrants
Fair value at October 1, 2022	$1,477,000	$2,883,000	$779,400
Change in fair value	(48,000)	(115,000)	(450,100)
Fair Value at March 31, 2023	$1,429,000	$2,768,000	329,300

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2022, as amended, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	our business strategy and the timing of our expansion plans;
●	demand for Therapeutic DNA Production Services;
●	demand for DNA Tagging Services;
●	demand for MDx Testing Services, including in light of significantly decreasing demand for COVID testing services;
●	our ability to develop our MDx Testing Services business;
●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;
●	regulatory approval and compliance for our Therapeutic DNA Production Services;

●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning product candidates for our technologies; and
●	our expectations of when or if we will become profitable.

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

Our trademarks currently used in the United States include Applied DNA Sciences®, SigNature® molecular tags, SigNature® T molecular tags, fiberTyping®, SigNify®, Beacon®, CertainT®, LinearDNA™, Linea™ COVID-19 Diagnostic Assay Kit and safeCircleTM COVID-19 testing and TR8TM pharmacogenetic testing. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. All trademarks, service marks and trade names included or incorporated by reference in this Quarterly Report on Form 10-Q are the property of the respective owners.

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

Our current growth strategy is to primarily focus our resources on the further development, commercialization, and customer adoption of our Therapeutic DNA Production Services, including the expansion of our contract development and manufacturing operation (“CDMO”) for the PCR-based manufacture of synthetic DNA for use in the manufacturing of nucleic acid-based therapies and the development of our own DNA-based product candidates in veterinary health.

Therapeutic DNA Production Services

Through our LineaRx, Inc. (“LRx”) subsidiary we are developing and commercializing the linearDNA (“linearDNA”) platform. The linearDNA platform enables the rapid, efficient, and large-scale cell-free manufacture of high-fidelity DNA sequences for use in the manufacturing of nucleic acid-based therapeutics. The linearDNA platform enzymatically produces a linear form of DNA we call ‘linearDNA’ that is an alternative to plasmid-based DNA manufacturing technologies that have supplied the DNA used in biotherapeutics for the past 40 years.

We believe our PCR-based enzymatic linearDNA platform has numerous advantages over existing cell-based plasmid DNA manufacturing platforms. Plasmid-based DNA manufacturing is based on the complex, costly and time-consuming biological process of amplifying DNA in living cells. Once amplified, the DNA must be separated from the living cells and other process contaminants via multiple rounds of purification, adding further complexity and costs. Unlike plasmid-based DNA manufacturing, the linearDNA platform does not require living cells and instead amplifies DNA via the enzymatic process of PCR. The linearDNA platform is simple, with only four ingredient inputs, and can rapidly produce very large quantities of DNA without the need for complex purification steps.

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

(ITRs) and long homopolymers such as polyadenylation sequences (poly (A) tail) important for gene therapy and messenger RNA (“mRNA”) therapies, respectively.

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

As of the fourth quarter of calendar 2022, there were 3,726 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q4 2022 Quarterly Report). Due to what we believe are the linearDNA platform’s numerous advantages over legacy plasmid-based DNA manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for linearDNA to supplant plasmid DNA in the manufacture of nucleic acid-based therapies.

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

Our business strategy for the linearDNA platform is (i) to utilize our current GLP linearDNA production capacity to secure CDMO contracts to supply linearDNA to pre-clinical therapy developers, as well as clinical and commercial therapy developers and manufacturers that are pursuing therapeutics that require the indirect clinical use of linearDNA; and (ii) upon our development of cGMP linearDNA Production facilities, to secure CDMO contracts with clinical stage therapy developers and commercial manufactures to supply linearDNA for direct clinical use. In the near term, we seek to leverage our high-quality grade GLP linearDNA production capacity to supply DNA in vitro transcription (“IVT”) templates to CDMOs and therapeutic developers that will be utilized to manufacture mRNA. We believe that our linearDNA platform provides numerous advantages over plasmid DNA for use as an IVT template, including more rapid manufacturing, the removal of several workflow steps from mRNA manufacturing and the ability to add a wide range of chemical modifications.

In addition, we plan to leverage our Therapeutic DNA Production Services and deep knowledge of PCR to develop and monetize, ourselves or with strategic partners, one or more linearDNA-based therapeutic or prophylactic vaccines for the veterinary health market (collectively “linearDNA Vaccines”). We currently seek to commercialize our linearDNA Vaccines in conjunction with lipid nanoparticle (“LNP”) encapsulation to facilitate IM administration. We have recently demonstrated in vitro and in vivo (mice studies) expression of generic reporter proteins via linearDNA encapsulated by LNPs. For the in vivo study, successful expression of the LNP-encapsulated linearDNA was administered and achieved via IM injection. We believe that our linearDNA Vaccines under development provide a substantial advantage over plasmid DNA-based vaccines for the veterinary health market.

MDx Testing Services

Through Applied DNA Clinical Labs, LLC (“ADCL”), our clinical laboratory subsidiary, we leverage our expertise in DNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) testing services. ADCL is a New York State Department of Health (“NYSDOH”) Clinical Laboratory Evaluation Program (“CLEP”) permitted, Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory which is currently permitted for virology. Permitting for genetics (molecular) is currently pending with NYSDOH. In providing MDx testing services, ADCL employs its own or third-party molecular diagnostic tests.

We have successfully validated our pharmacogenomics testing services  (the “PGx Testing Services”). Our PGx Testing Services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx Testing Services are designed to interrogate DNA targets on over 33 genes and provide genotyping information relevant to certain cardiac, mental health, oncology, and pain management drug therapies. On March 22, 2023, we submitted our validation package to the NYSDOH for our PGx Testing Services, which is currently pending. Recently published studies show that population-scale PGx testing can significantly reduce overall population healthcare costs, reduce adverse drug events, and increase overall population wellbeing. These benefits can result in significant cost savings to large entities and self-insured employers, the latter accounting for approximately 65% of all U.S. employers in 2022. Once approved by NYSDOH, we plan to leverage our PGx Testing Services to provide PGx testing services to large entities and self-insured employers to potentially reduce population healthcare costs and increase overall population wellness. In addition, ADCL currently provides COVID-19 testing for large populations marketed under our safeCircleTM trademark. Leveraging ADCL’s customizable high-throughput robotically-pooled testing workflow and the Cleared4 digital health platform owned and operated by Cleared4 Inc. (the “Cleared4 Platform”), our safeCircle testing service is an adaptable turnkey large population COVID-19 testing solution that provides for all aspects of COVID-19 testing, including test scheduling, sample collection and automated results reporting. Our safeCircle testing service utilizes high-sensitivity robotically-pooled real-time PCR (“RT-PCR”) testing to help mitigate virus spread by quickly identifying COVID-19 infections within a community, school, or workplace. Our safeCircle COVID-19 testing is performed using either the Company’s internally developed Linea 2.0 RT-PCR Assay, a NYSDOH conditionally approved laboratory developed test (“LDT”) or third-party emergency use authorization (“EUA”)-authorized RT-PCR COVID-19 assays. Our safeCircle testing service also incorporates the Cleared4 Platform to enable large-scale digital test scheduling, in-field sample collection and registration, and results reporting. By leveraging the combination of our robotically-pooled workflows and the Cleared4 Platform, our safeCircle testing services typically return testing results within 24 to 48 hours. We currently provide safeCircle testing services to higher education institutions, private clients, and businesses located in New York State.

Historically, a majority of our revenue attributable to our MDx Testing Services has been derived from our safeCircle COVID-19 testing solutions. On April 11, 2023, the U.S. National Emergency in response to the COVID-19 pandemic was terminated. While we continue to support several safeCircle customers, we are currently observing a market decrease in demand for COVID-19 testing, which we believe will result in significantly lower revenues from our safeCircle COVID-19 testing solutions in subsequent quarters. On May 1, 2023, we received notice from the City University of New York (“CUNY”), our largest safeCircle COVID-19 testing solution customer, that CUNY is terminating their COVID-19 testing contract with ADCL no later than June 30, 2023, subject to a wind-down plan to be negotiated by the parties. The CUNY COVID-19 contract represented 58% of our revenues for fiscal 2022.

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

Our DNA Tagging and Security Products and Services are fully developed, highly scalable, and currently used in several commercial applications. To date, our largest commercial application for our DNA Tagging and Security Products and Services is in the tracking and provenance authentication of cotton. Cotton home textile products utilizing our DNA Tagging and Security Products and Services are available in national retail chains including Costco®.

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

Plan of Operations

General

Historically, the substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. However, especially during the last two fiscal years, most of our growth in revenues has been derived from our validated COVID-19 pooled testing, and our COVID-19 Surveillance Testing, which are part of our MDx testing services segment. We are currently observing a market decrease in demand for COVID-19 testing, which we believe will result in significantly lower revenues from our safeCircle COVID-19 testing solutions in subsequent quarters. On May 1, 2023, we received notice from CUNY, our largest safeCircle COVID-19 testing solution customer, that CUNY is terminating their COVID-19 testing contract with ADCL effective no later than June 30, 2023, subject to a wind-down plan to be negotiated by the parties. We expect future revenues to be derived primarily from our Therapeutic DNA Production Services and our MDx testing services. To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity.

Comparison of Results of Operations for the Three-Month Periods Ended March 31, 2023 and 2022

Revenues

Product revenues

For the three-month periods ended March 31, 2023 and 2022, we generated $297,454 and $408,351 in revenues from product sales, respectively. Product revenue decreased by $110,897 or 27% for the three-month period ended March 31, 2023 as compared to the three-month period ended March 31, 2022. The decrease in product revenues was primarily related to a decrease of approximately $180,000 in sales of our LineaTM COVID-19 Assay Kit, which was attributable to sales pursuant to our contract with Stony Brook University Hospital as well as a $85,000 decrease in our textile market, as well as other small decreases in both our Cash and Valuables In Transit (“CVIT”) and nutraceutical markets of approximately $20,000 and $16,000, respectively. These decreases were offset by an increase in biopharmaceuticals of $202,000 relating to our large-scale DNA manufacturing business.

Service revenues

For the three-month periods ended March 31, 2023 and 2022 we generated $169,058 and $248,690 in revenues from sales of services, respectively. The decrease in service revenues of $79,632 or 32% for the three-month period ended March 31, 2023, as compared to the same period in the prior fiscal year is primarily attributable to a decrease of approximately $57,000 for research and development projects in our biopharmaceutical market.

Clinical laboratory service revenues

For the three-month periods ended March 31, 2023 and 2022, we generated $3,941,102 and $5,490,242 in revenues from our clinical laboratory testing services, respectively. The decrease in clinical laboratory service revenues of $1,549,140 or 28% for the three-month period ended March 31, 2023 as compared to the same period in the prior fiscal year is attributable to a decrease in demand for COVID-19 testing services during the three-month period March 31, 2023 as compared to the same period during fiscal 2022.

Cost and Expenses

Gross Profit

Gross profit for the three-month period ended March 31, 2023, decreased by $681,050 or 27% from $2,488,485, for the three-month period ended March 31, 2022 to $1,807,435. The gross profit percentage remained consistent at 41% and 40% for the three-month periods ended March 31, 2023 and 2022, respectively.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended March 31, 2023 decreased by $49,965 or 1% to $3,522,715 as compared to $3,572,680 for the three-month period ended March 31, 2022.

Research and Development

Research and development expenses decreased to $988,744 for the three-month period ended March 31, 2023 from $1,070,041 for the three-month period ended March 31, 2022, a decrease of $81,297 or 8%. This decrease is primarily due to a decrease in service contracts to support our continued research and development efforts, related to our ongoing animal vaccine study.

Interest income

Interest income for the three-month period ended March 31, 2023, was $3,639 as compared to $5,540 in the three-month period ended March 31, 2022.

Other income (expense), net

Other income (expense), net for the three-month periods ended March 31, 2023 and 2022, was income of $661 and expense of $2,266, respectively. The decrease of 2,927 is due to foreign exchange translation expenses.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the three-month period ended March 31, 2023 of $3,250,900 relates to the change in fair value of the warrants that are classified as a liability. The unrealized gain on change in fair value represents the difference in fair value of the warrants from January 1, 2023 compared to the fair value as of March 31, 2023. The primary driver of this change is the decrease in our stock price during the period.

Net Income (loss)

Net income (loss) increased $2,310,973 or 131% to net income of $551,176 for the three-month period ended March 31, 2023 compared to net loss of $1,759,797 for the three-month period ended March 31, 2022 due to the factors noted above.

Comparison of Results of Operations for the Six-Month Periods Ended March 31, 2023 and 2022

Revenues

Product revenues

For the six-month periods ended March 31, 2023 and 2022, we generated $813,850 and $1,234,662 in revenues from product sales, respectively. Product revenue decreased by $420,812 or 34% for the six-month period ended March 31, 2023 as compared to the six-month period ended March 31, 2022. The decrease in product revenues was primarily related to a decrease of $522,844 in sales of our LineaTM COVID-19 Assay Kit, which was attributable to sales pursuant to our contract with Stony Brook University Hospital as well as a decrease of approximately $108,000 in our textile market, and to a lesser extent decreases of approximately $72,000, $23,000 and $18,000 in our nutraceutical, consumer asset marking and CVIT markets, respectively. These decreases were offset by an increase in biopharmaceuticals of approximately $329,000 relating to our large-scale DNA manufacturing business.

Service revenues

For the six-month periods ended March 31, 2023 and 2022 we generated $401,119 and $387,963 in revenues from sales of services, respectively. The increase in service revenues of $13,156 or 3% for the six-month period ended March 31, 2023, as compared to the same period in the prior fiscal year is attributable to an increase of approximately $22,000 for authentication service revenue for a nutraceutical customer, as well as an increase of $14,000 for textile development projects. These increases were offset by a decrease of approximately $24,000 for research and development projects in our biopharmaceutical market and a decrease of approximately $13,000 for services provided in our CVIT market.

Clinical laboratory service revenues

For the six-month periods ended March 31, 2023 and 2022, we generated $8,455,397 and $8,690,364 in revenues from our clinical laboratory testing services, respectively. The decrease in service revenues of $234,967 or 3% for the six-month period ended March 31, 2023 as compared to the same period in the prior fiscal year is attributable to a decrease in demand for our COVID testing services.

Cost and Expenses

Gross Profit

Gross profit for the six-month period ended March 31, 2023, increased by $587,495 or 16% from $3,597,623 for the six-month period ended March 31, 2022 to $4,185,118. The gross profit percentage was 43% and 35% for the six-month periods ended March 31, 2023 and 2022, respectively. The increase in the gross profit percentage was primarily from an improved gross profit percentage for our MDx testing services. This improvement was the result of cost management efforts for our COVID-19 testing services contracts where we also provide and staff the test collection centers. Also, during the first six-months of fiscal 2022 the COVID-19 positivity rate was high, which resulted in our clinical laboratory having to reduce the test pooling size, which increased the cost of consumables per sample, therefore having a negative impact on gross profit.

Selling, General and Administrative

Selling, general and administrative expenses for the six-month period ended March 31, 2023 decreased by $2,160,227 or 26% to $6,148,072 as compared to $8,308,299 for the six-month period ended March 31, 2022. The decrease is primarily attributable to a decrease in stock-based compensation expense of $1,620,000 primarily relating to officer stock option grants that vested immediately during the prior fiscal year to date of approximately $1.5 million, as well as to the timing of the annual non-employee board of director grant that vests one-year from the date of grant. Additional decreases include $290,000 in bad debt expense for a fully reserved accounts receivable balance that was subsequently fully collected.

Research and Development

Research and development expenses decreased to $1,960,048 for the six-month period ended March 31, 2023 from $2,150,137 for the six-month period ended March 31, 2022, a decrease of $190,089 or 9%. This decrease is primarily due to decreased outsourced service contracts and laboratory supplies of approximately $110,000. These costs were to support our continued research and development efforts, primarily related to our ongoing animal vaccine study, as well as next generation sequencing projects.

Interest income

Interest income for the six-month period ended March 31, 2023, was $7,325 as compared to $5,813 in the six-month period ended March 31, 2022.

Other income (expense), net

Other income (expense), net for the six-month periods ended March 31, 2023 and 2022, was income of $9,507 and expense of $16,873, respectively. The change of $26,380 is due to a gain on sale of vehicles of $6,083 during the current fiscal year, offset by foreign exchange translation expenses during the prior fiscal year to date.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the six-month periods ended March 31, 2023 and 2022 of $613,100 and $782,500, respectively relates to the change in fair value of the warrants that are classified as a liability. The primary driver of this change is the decrease in our stock price during the period.

Net Loss

Net loss decreased $3,187,638 or 49% to $3,293,070 for the six-month period ended March 31, 2023 compared to $6,480,708 for the six-month period ended March 31, 2022 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of March 31, 2023, we had working capital of $11,724,175. For the six-month period ended March 31, 2023, we used cash in operating activities of $2,168,718 consisting primarily of our loss of $3,293,070 net with non-cash adjustments of $683,422 in depreciation and amortization charges, $613,100 in unrealized gain on change in fair value of warrants classified as a liability, $352,352 in stock-based compensation expense and $290,022 of bad debt recovery. Additionally, we had a gain on the sale of property and equipment of $6,083, a net decrease in operating assets of $2,024,537 and a net decrease in operating liabilities of $1,026,754. Cash used in investing activities of $9,339, comprised of proceeds from the sale of property and equipment of $45,000, offset by $54,339 for the purchase of property and equipment.

Historically, a majority of our revenue attributable to our MDx Testing Services has been derived from our safeCircle COVID-19 testing solutions. On April 11, 2023, the U.S. National Emergency in response to the COVID-19 pandemic was terminated. While we continue to support several safeCircle customers, we are currently observing a market decrease in demand for COVID-19 testing, which we believe will result in significantly lower revenues from our safeCircle COVID-19 testing solutions in subsequent quarters. On May 1, 2023, we received notice from CUNY, our largest safeCircle COVID-19 testing solution customer, that CUNY is terminating their COVID-19 testing contract with ADCL no later than June 30, 2023 subject to a wind-down plan to be negotiated by the parties. The CUNY COVID-19 testing contract represented 58% of our revenue for fiscal year 2022. These factors could also have a negative impact on the Company’s future liquidity.

We have recurring net losses. We have incurred a net loss of $3,293,070 for the six-month period ended March 31, 2023. Our current capital resources include cash and cash equivalents, accounts receivable and inventories. Historically, we have financed our operations principally from the sale of equity and equity-linked securities. Through March 31, 2023, we have dedicated most of our financial resources to commercialization of our MDx Testing Services, specifically our COVID-19 Testing Services, as well as to research and development efforts focused on the development of our Therapeutic DNA Productions Services, as well as, advancing our intellectual property, and general and administrative activities. We estimate that we will have sufficient cash and cash equivalents to fund operations for the next twelve months from the date of filing of this quarterly report.

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

The accounting policies identified as critical are as follows:

●	Revenue recognition;
●	Equity based compensation; and
●	Warrants classified as a liability

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

Warrants classified as a liability

The Company evaluated the Common Warrants and the Series A and Series B Warrants (collectively the “Warrants”) in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that due to the terms of the warrant agreements, the instrument does not qualify for equity treatment. As such, the Warrants were recorded as a liability on the condensed consolidated balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in the estimated fair value recognized as a non-cash gain or loss in the condensed consolidated statement of operations in the period of change.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the fiscal year ended September 30,2022. The material weakness is further described below.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023 other than the plan discussed above under “Remediation of Material Weakness”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on December 14, 2022, as amended, and as updated and supplemented below and in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

Potential FDA regulation of our pharmacogenetic testing could be disruptive to our business.

As described further above, the FDA has long claimed authority to regulate laboratory-developed tests but has exercised its “enforcement discretion” and not enforced its usual array of in vitro diagnostic regulatory requirements on this category of products. The FDA has from time to time appeared to increase its attention to the marketing of pharmacogenetic tests offered as LDTs. For example, in late 2018, the FDA issued a safety communication regarding “genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications.” The FDA reached out to several firms marketing such pharmacogenetic tests where the FDA believed the relationship between genetic variations and a medication’s effects had not been established, and sent a warning letter to one pharmacogenetic testing laboratory. In response to public letters from the national laboratory trade association and patient groups, on February 20, 2020, the FDA announced a new “collaboration between FDA’s Center for Devices and Radiological Health and Center for Drug Evaluation and Research intended to provide the agency’s view of the state of the current science in pharmacogenetics.” Although the announcement again asserted that some pharmacogenetic test offerings may be potentially dangerous, the agency also acknowledged that pharmacogenetic testing “offers promise for informing the selection or dosing of some medications for certain individuals.” In conjunction with the announcement, the FDA also released an updated “Table of Pharmacogenetic Associations,” which lists pharmacogenetic associations for which the data support therapeutic management recommendations, a potential impact on safety or response, or potential impact on pharmacokinetic properties only, respectively. While we see these developments as signaling a positive shift in the FDA’s approach to regulating pharmacogenetic tests offered as LDTs, we cannot predict with certainty the outcome of how the FDA chooses to regulate pharmacogenetic tests performed by certified laboratories and what, if any, such outcome will have on our revenues from pharmacogenetic testing.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
10.1	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Office Lease)	8-K	10.1	001-36745	2/28/2023
10.2	Amended and Restated Lease Agreement, dated February 24, 2023, by and between Long Island High Technology Incubator, Inc. and Applied DNA Sciences, Inc. (Laboratory Lease).	8-K	10.2	001-36745	2/28/2023
10.3	Form of Restricted Stock Unit Award Agreement	8-K	10.1	001-36745	3/28/2023
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	01/16/2009
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

Applied DNA Sciences, Inc.

Dated: May 11, 2023	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: May 11, 2023	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)