Form 10-Q
period 2023-06-30
APPLIED DNA SCIENCES INC
filed 2023-08-10
CIK 744452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

☐   Yes    ☒    No

On August 4, 2023, the registrant had 13,658,520 shares of common stock outstanding.

Applied DNA Sciences, Inc. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2023

Part I - Financial Information

Item 1 - Financial Statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,756,235	$15,215,285
Accounts receivable, net of allowance of $75,000 and $330,853 at June 30, 2023 and September 30, 2022, respectively	682,701	3,067,544
Inventories	276,422	602,244
Prepaid expenses and other current assets	524,904	1,058,056
Total current assets	12,240,262	19,943,129

Property and equipment, net	1,168,038	2,222,988
Other assets:
Restricted cash	750,000	—
Capitalized transaction costs	275,726	—
Operating right of use asset	1,355,508	—
Deposits	—	98,997
Total assets	$15,789,534	$22,265,114

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,127,908	$3,621,751
Operating lease liability, current	487,425	—
Deferred revenue	275,885	563,557
Total current liabilities	2,891,218	4,185,308

Long term accrued liabilities	31,467	31,467
Operating lease liability, long term	868,081	—
Warrants classified as a liability	4,804,700	5,139,400
Total liabilities	8,595,466	9,356,175

Commitments and contingencies (Note F)

Applied DNA Sciences, Inc. stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- shares issued and outstanding as of June 30 2023 and September 30, 2022, respectively	—	—
Series A Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	—	—
Series B Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	—	—

Common stock, par value $0.001 per share; 200,000,000 shares authorized as of June 30, 2023 and September 30, 2022, 12,908,520 shares issued and outstanding as of June 30, 2023 and September 30, 2022	12,909	12,909
Additional paid in capital	306,091,402	305,399,008
Accumulated deficit	(298,854,883)	(292,500,088)
Applied DNA Sciences, Inc. stockholders’ equity	7,249,428	12,911,829
Noncontrolling interest	(55,360)	(2,890)
Total equity	7,194,068	12,908,939

Total liabilities and equity	$15,789,534	$22,265,114

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product revenues	$316,950	$219,765	$1,130,800	$1,454,427
Service revenues	425,694	182,796	826,813	570,759
Clinical laboratory service revenues	2,174,697	3,893,810	10,630,094	12,584,174
Total revenues	2,917,341	4,296,371	12,587,707	14,609,360

Cost of product revenues	368,902	307,049	1,103,843	1,211,959
Cost of clinical laboratory service revenues	1,279,121	2,950,064	6,029,428	8,760,520
Total cost of revenues	1,648,023	3,257,113	7,133,271	9,972,479

Gross profit	1,269,318	1,039,258	5,454,436	4,636,881

Operating expenses:
Selling, general and administrative	3,292,304	3,032,877	9,440,734	11,341,176
Research and development	836,123	863,025	2,796,171	3,013,162
Total operating expenses	4,128,427	3,895,902	12,236,905	14,354,338

LOSS FROM OPERATIONS	(2,859,109)	(2,856,644)	(6,782,469)	(9,717,457)

Interest income	26,783	—	34,108	5,813
Transaction costs allocated to warrant liabilities	—	—	—	(391,335)
Unrealized (loss) gain on change in fair value of warrants classified as a liability	(278,400)	1,758,200	334,700	2,540,700
Other (expense) income, net	(3,469)	(26,352)	6,396	(43,226)

Loss before provision for income taxes	(3,114,195)	(1,124,796)	(6,407,265)	(7,605,505)

Provision for income taxes	—	—	—	—

NET LOSS	$(3,114,195)	$(1,124,796)	$(6,407,265)	$(7,605,505)

Less: Net loss attributable to noncontrolling interest	14,429	576	52,470	833
NET LOSS attributable to Applied DNA Sciences, Inc.	$(3,099,766)	$(1,124,220)	$(6,354,795)	$(7,604,672)
Deemed dividend related to warrant modification	—	—	—	110,105
NET LOSS attributable to common stockholders	$(3,099,766)	$(1,124,220)	$(6,354,795)	$(7,714,777)
Net loss per share attributable to common stockholders-basic and diluted	$(0.24)	$(0.13)	$(0.49)	$(0.94)

Weighted average shares outstanding- basic and diluted	12,908,520	8,982,520	12,908,520	8,184,807

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine-Month Period Ended June 30, 2022

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2021	7,486,120	$7,488	$295,228,272	$(284,122,092)	$(722)	$11,112,946
Stock based compensation expense	—	—	1,699,920	—	—	1,699,920
Options issued in settlement of accrued bonus	—	—	300,000	—	—	300,000
Net loss	—	—	—	(4,721,766)	855	(4,720,911)
Balance, December 31, 2021	7,486,120	$7,488	$297,228,192	$(288,843,858)	$133	$8,391,955
Stock based compensation expense	—	—	272,915	—	—	272,915
Deemed dividend - warrant repricing	—	—	110,105	(110,105)	—	—
Common stock issued in public offering, net of offering costs	748,200	748	4,091,085	—	—	4,091,833
Fair value of warrants issued in connection with public offering	—	—	(3,350,400)	—	—	(3,350,400)
Net loss	—	—	—	(1,758,685)	(1,112)	(1,759,797)
Balance, March 31, 2022	8,234,320	$8,236	$298,351,897	$(290,712,648)	$(979)	$7,646,506
Stock based compensation expense	—	—	272,914	—	—	272,914
Exercise of warrants	748,200	748	(674)	—	—	74
Net loss	—	—	—	(1,124,221)	(575)	(1,124,796)
Balance, June 30, 2022	8,982,520	$8,984	$298,624,137	$(291,836,869)	$(1,554)	$6,794,698

Nine-Month Period ended June 30, 2023

		Common	Additional
	Common	Stock	Paid in	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, October 1, 2022	12,908,520	$12,909	$305,399,008	$(292,500,088)	$(2,890)	$12,908,939
Stock based compensation expense	—	—	93,748	—	—	93,748
Net loss	—	—	—	(3,843,372)	(874)	(3,844,246)
Balance December 31, 2022	12,908,520	12,909	305,492,756	(296,343,460)	(3,764)	9,158,441
Stock based compensation expense	—	—	258,604	—	—	258,604
Net income (loss)	—	—	—	588,343	(37,167)	551,176
Balance, March 31, 2023	12,908,520	$12,909	$305,751,360	$(295,755,117)	$(40,931)	$9,968,221
Stock based compensation expense	—	—	340,042	—	—	340,042
Net loss	—	—	—	(3,099,766)	(14,429)	(3,114,195)
Balance, June 30, 2023	12,908,520	$12,909	$306,091,402	$(298,854,883)	$(55,360)	$7,194,068

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,407,265)	$(7,605,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,032,568	962,800
Gain on sale of property and equipment	(6,083)	—
Unrealized gain on change in fair value of warrants classified as a liability	(334,700)	(2,540,700)
Stock-based compensation	692,394	2,245,749
Change in provision for bad debts	(255,853)	10,000
Write-off of property and equipment	62,000	—
Change in operating assets and liabilities:
Accounts receivable	2,640,694	(64,928)
Inventories	325,822	815,294
Prepaid expenses and other current assets and deposits	632,149	(603,439)
Accounts payable and accrued liabilities	(1,631,965)	586,379
Deferred revenue	(287,672)	476,264

Net cash used in operating activities	(3,537,911)	(5,718,086)

Cash flows from investing activities:
Capitalized transaction costs for asset purchase transaction	(137,604)	—
Proceeds from sale of property and equipment	45,000	—
Purchase of property and equipment	(78,535)	(246,892)

Net cash used in investing activities	(171,139)	(246,892)

Cash flows from financing activities:
Net proceeds from exercise of warrants	—	75
Net proceeds from issuance of common stock and warrants	—	4,091,833

Net cash provided by financing activities	—	4,091,908

Net decrease in cash, cash equivalents and restricted cash	(3,709,050)	(1,873,070)
Cash, cash equivalents and restricted cash at beginning of period	15,215,285	6,554,948
Cash, cash equivalents and restricted cash at end of period	$11,506,235	$4,681,878

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$—	$—
Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
Property and equipment acquired, and included in accounts payable	$—	$249,468
Deemed dividend warrant modifications	$—	$110,105
Leased assets obtained in exchange for new operating lease liabilities	$1,545,916	$—
Fair value of warrants issued	$—	$3,350,400
Transaction costs for asset purchase included in accounts payable	$138,122	$—
Issuance of stock options for payment of accrued bonus	$—	$300,000

See the accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE A — NATURE OF THE BUSINESS

Applied DNA Sciences, Inc. (“Applied DNA” or the “Company”) is a biotechnology company developing and commercializing technologies to produce and detect deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). The Company uses the polymerase chain reaction (“PCR”) to enable the production and detection of DNA and RNA, for use in three primary markets: (i) the manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics and, through its recent acquisition of Spindle Biotech, Inc. (“Spindle”), for the development and sale of proprietary RNA polymerase (“RNAP”) for use in the production of mRNA therapeutics (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”). Under its MDx Testing Services, the Company’s wholly owned subsidiary, Applied DNA Clinical Labs, LLC (“ADCL”), is offering a high-throughput turnkey solution for population-scale COVID-19 testing marketed as safeCircleTM. safeCircle utilizes the Company’s COVID-19 Diagnostic Tests and is designed to look for infection within defined populations or communities utilizing high throughput testing methodologies (the “COVID-19 Testing Services”).

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

Interim Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 2023, and for the three and nine-month periods ended June 30, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and are presented in accordance with the requirements of Regulation S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended September 30, 2022 and footnotes thereto included in the Annual Report on Form 10-K of the Company filed with the SEC on December 14, 2022, as amended. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. The condensed consolidated balance sheet as of September 30, 2022 contained herein has been derived from the audited consolidated financial statements as of September 30, 2022 but does not include all disclosures required by GAAP.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, APDN (B.V.I.) Inc., Applied DNA Sciences Europe Limited, Applied DNA Sciences India Private Limited, ADCL, and Spindle Acquisition Corp. (formed June 2023), and its majority-owned subsidiary, LineaRx, Inc. (“LRx”). Significant inter-company transactions and balances have been eliminated in consolidation.

Going Concern and Management’s Plan

The Company has recurring net losses, which have resulted in an accumulated deficit of $298,854,883 as of June 30, 2023. The Company incurred a net loss of $6,407,265 and generated negative operating cash flow of $3,537,911 for the nine-month period ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues.  The financial statements do not include any adjustments that  might be necessary if the Company is unable to continue as a going concern.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Going Concern and Management's Plan, continued

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

June 30, 2023

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

June 30, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Disaggregation of Revenue

The following table presents revenues disaggregated by our business operations and timing of revenue recognition:

	Three Month Period Ended:
	June 30,	June 30,
	2023	2022
Research and development services (over-time)	$135,622	$152,732
Clinical laboratory testing services (point-in-time)	1,521,315	2,506,976
Clinical laboratory testing services (over-time)	653,382	1,386,834
Product and authentication services (point-in-time):
Supply chain	242,826	43,243
Large Scale DNA Production	271,884	—
Asset marking	92,312	127,075
MDx test kits and supplies	—	79,511
Total	$2,917,341	$4,296,371

	Nine Month Period Ended:
	June 30,	June 30,
	2023	2022
Research and development services (over-time)	$349,587	$472,539
Clinical laboratory testing services (point-in-time)	7,596,748	8,712,565
Clinical laboratory testing services (over-time)	3,033,346	3,871,609
Product and authentication services (point-in-time):
Supply chain	682,799	570,252
Large Scale DNA Production	653,015	—
Asset marking	272,212	380,039
MDx test kits and supplies	—	602,356
Total	$12,587,707	$14,609,360

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Revenue Recognition, continued

Contract balances

As of June 30, 2023, the Company has entered into contracts with customers for which revenue has not yet been recognized. Consideration received from a customer prior to revenue recognition is recorded to a contract liability and is recognized as revenue when the Company satisfies the related performance obligations under the terms of the contract. The Company’s contract liabilities, which are reported as deferred revenue on the condensed consolidated balance sheet, consist almost entirely of research and development contracts where consideration has been received and the development services have not yet been fully performed.

The opening and closing balances of the Company’s contract balances are as follows:

		October 1,	June 30,	$
	Balance sheet classification	2022	2023	change
Contract liabilities	Deferred revenue	$563,557	$275,885	$287,672

For the three and nine-month periods ended June 30, 2023, the Company recognized $2,113 and $345,480 of revenue that was included in Contract liabilities as of October 1, 2022, respectively.

Inventories

Inventories, which consist primarily of raw materials, work in progress and finished goods, are stated at the lower of cost or net realizable value, with cost determined by using the first-in, first-out (FIFO) method.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Net Loss Per Share

The Company presents loss per share utilizing a dual presentation of basic and diluted loss per share. Basic loss per share includes no dilution and has been calculated based upon the weighted average number of common shares outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock options, restricted stock units and warrants.

Securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive for the three and nine-month periods ended June 30, 2023 and 2022 are as follows:

	2023	2022
Warrants	7,295,588	2,239,963
Restricted Stock Units	282,640	—
Stock options	2,198,971	1,063,143
Total	9,777,199	3,303,106

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	June 30,	June 30,
	2023	2022
Cash and cash equivalents	$10,756,235	$4,681,878
Restricted cash	750,000	—
Total cash, cash equivalents and restricted cash	$11,506,235	$4,681,878

The Company’s restricted cash consists of cash that the Company is contractually obligated to maintain in accordance with the terms of its February 2023 standby letter of credit agreement related to its new operating lease. See Note F for further details.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES, continued

Concentrations

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, restricted cash and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. As of June 30, 2023, the Company had cash and cash equivalents of approximately $8.5 million in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three and nine-month periods ended June 30, 2023 included an aggregate of 71% and 81%, respectively from two customers within the MDx Testing Services segment. 53% and 69% of the revenues earned for the three and nine-month periods ended June 30, 2023, respectively were derived from the COVID-19 testing contract with CUNY that terminated during June 2023.

One customer from within the MDx Testing Services segment accounted for 64% and 55%, respectively, of the Company’s revenues earned from sale of products and services for the three and nine-month periods ended June 30, 2022.

Two customers accounted for 86% of the Company’s accounts receivable at June 30, 2023 and two customers accounted for 89% of the Company’s accounts receivable at September 30, 2022.

Segment Reporting

The Company has three reportable segments. (1) Therapeutic DNA Production Services (2) MDx Testing Services, and (3) DNA Tagging and Security Products and Services. Resources are allocated by our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Chief Legal Officer (“CLO”) whom, collectively the Company has determined to be our Chief Operating Decision Maker (“CODM”). The following is a brief description of our reportable segments.

Therapeutic DNA Production Services — Segment operations consist of the manufacture of DNA for use in nucleic acid-based therapeutics.

MDx Testing Services— Segment operations consist of performing and developing clinical molecular diagnostic and genetic tests and clinical laboratory testing services. Under the Company’s MDx testing services, ADCL provides COVID-19 testing for large populations marketed under its safeCircleTM trademark, as well as its pharmacogenetic testing services that are currently undergoing late-stage development. In the prior fiscal year, it also included the sales of the Company’s MDx test kits and related supplies.

DNA Tagging and Security Products and Services — Segment operations consist of the manufacture and detection of DNA for industrial supply chain security services.

The Company evaluates the performance of its segments and allocates resources to them based on revenues and operating income (losses). Operating income (loss) includes intersegment revenues, as well as a charge allocating all corporate headquarters costs. Since each vertical has shared employee resources, payroll and certain other general expenses such as rent, and utilities were allocated based on an estimate by management of the percentage of employee time spent in each vertical. Segment assets are not reported to, or used by, the CODM to allocate resources to, or assess performance of, the segments and therefore, total segment assets have not been disclosed.

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, there were no transfers between Levels 1, 2 and 3 of the fair value hierarchy.

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU-2016-13”), which changes the methodology for measuring credit losses on financial instruments and certain other instruments, including trade receivables and contract assets. The new standard replaces the current incurred loss model for measurement of credit losses on financial assets with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard is effective for fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

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

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE C — INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2023	2022
	(unaudited)
Raw materials	$212,965	$471,947
Work-in-progress	26,425	55,817
Finished goods	37,032	74,480
Total	$276,422	$602,244

NOTE D — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities are as follows:

	June 30,	September 30,
	2023	2022
	(unaudited)
Accounts payable	$1,051,723	$1,744,105
Accrued salaries payable	999,952	1,458,661
Other accrued expenses	76,233	418,985
Total	$2,127,908	$3,621,751

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

Transactions involving warrants are summarized as follows:

		Weighted
		Average
		Exercise
	Number of	Price Per
	Shares	Share
Balance at October 1, 2022	7,313,963	$3.68
Granted	—	—
Exercised	—	—
Cancelled or expired	(18,375)	17.60
Balance at June 30, 2023	7,295,588	$3.65

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE E —WARRANTS, STOCK OPTIONS AND RESTRICTED STOCK UNITS Continued

Options

For the nine-month period ended June 30, 2023, the Company granted 308,333 options to certain officers of the Company. These options have a ten-year term and vest 25% per year commencing on the first anniversary of the grant date. Also, during the nine-month period ended June 30, 2023, the Company granted 694,670 options to non-employee board of director members. The options granted to non-employee board of director members have a ten-year term and vest on the one-year anniversary of the date of grant.

The fair value of options granted during the nine-month period ended June 30, 2023, was determined using the Black Scholes Option Pricing Model. For the purposes of the valuation model, the Company used the simplified method for determining the granted options expected lives. The fair value for options granted during the nine-month period ended June 30, 2023 was calculated using the following weighted average assumptions: stock price of $1.27; exercise price of $1.27; expected term of 5.74 years; dividend yield of 0%; volatility of 157%; and risk-free rate of 3.64%. The weighted average grant date fair value per share for the options granted during the nine-month period ended June 30, 2023 was $1.20.

Restricted Stock Units

During the nine-month period ended June 30, 2023, the Company granted 282,640 restricted stock units (“RSUs”) to certain officers of the Company. These RSUs vest on the first anniversary of the grant date. The fair value of the RSUs granted was the closing stock price on the date of grant.

NOTE F — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under an operating lease in Stony Brook, New York for its corporate headquarters. The lease is for a 30,000 square foot building. The Company entered into an amended lease agreement on February 1, 2023. The initial term is for three years and expires on February 1, 2026. The lease for the corporate headquarters requires monthly payments of $48,861, which is adjusted annually based on the US Consumer Price Index (“CPI”). In lieu of a security deposit, the Company provided a standby letter of credit of $750,000. In addition, the Company also has 2,500 square feet of laboratory space, which it entered into an amended lease agreement for on February 1, 2023. The initial lease term for the laboratory space is one year from the commencement date. The lease requires monthly payments of $8,750. The Company also has a satellite testing facility in Ahmedabad, India, which occupies 1,108 square feet for a three-year term beginning November 1, 2017. During August 2023, the Company renewed this lease with a new expiration date of July 31, 2024. The base rent is approximately $6,500 per annum. The laboratory lease, as well as the testing facility in Ahmedabad are both considered short-term lease obligations. The total rent expense for the three and nine-month periods ended June 30, 2023 were $174,399 and $489,096, respectively.

The components of lease expense are as follows:

	Three-month	Nine-month
	period ended	period ended
Lease Cost	June 30, 2023	June 30, 2023
Operating lease cost	$244,306	$342,028
Short-term lease cost	43,750	260,725
Total lease cost	$288,056	$602,753

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE F — COMMITMENTS AND CONTINGENCIES continued

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$244,306
Right-of-use assets obtained in exchange for new operating lease liabilities	1,545,916
Weighted-average remaining lease term — operating leases	2.6 years
Weighted-average discount rate — operating leases	9.1%

Maturities of operating lease liabilities were as follows:

Fiscal year
ended
Maturity of Lease Liabilities	September 30,
Operating Leases
2023 (excluding the nine-month period ended June 30, 2023)	$146,584
2024	586,334
2025	586,334
2026	195,445
2027	—
Thereafter	—
Total lease payments	1,514,697
Less: interest	(159,189)
Present value of lease liabilities	$1,355,508

Employment Agreement

The employment agreement with Dr. James Hayward, the Company’s President and CEO, entered into in July 2016 provides that he will be the Company’s CEO and will continue to serve on the Company’s Board of Directors. The initial term was from July 1, 2016 through June 30, 2017, with automatic one-year renewal periods. On July 28, 2017, the employment agreement was renewed for a successive one-year term and the employment agreement has been renewed for successive one-year terms, most recently as of June 30, 2023. Under the employment agreement, the CEO is eligible for an annual special aggregate cash incentive bonus of up to $800,000 each fiscal year, $300,000 of which is payable if and when annual revenue reaches $8 million for such fiscal year, plus an additional $100,000 payable for each additional $2 million of annual revenue in excess of $8 million for such fiscal year. Pursuant to the contract, the CEO’s annual salary is $400,000. The Board of Directors, acting in its discretion, may grant annual bonuses to the CEO. The CEO will be entitled to certain benefits and perquisites and will be eligible to participate in retirement, welfare and incentive plans available to the Company’s other employees.

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

June 30, 2023

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

In accordance with the terms of his employment agreement, for the nine-month period ended June 30, 2023, the CEO earned a $500,000 bonus as the Company’s year to date revenue was greater than $12 million. The bonus has not yet been paid and is included in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

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

Information regarding operations by segment for the three-month period ended June 30, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$230,544	$—	$86,406	$316,950
Service revenues	174,962	—	250,732	425,694
Clinical laboratory service revenues	—	2,188,817	—	2,188,817
Less intersegment revenues	—	(14,120)	—	(14,120)
Total revenues	405,506	2,174,697	337,138	2,917,341
Gross profit	290,541	829,798	148,979	1,269,318
(Loss) income from segment operations (a)	(717,126)	14,742	(998,966)	(1,701,350)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE G – SEGMENT INFORMATION, continued

Information regarding operations by segment for the three-month period ended June 30, 2022 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$—	$79,512	$140,253	$219,765
Service revenues	109,395	—	73,401	182,796
Clinical laboratory service revenues	—	3,986,770	—	3,986,770
Less intersegment revenues	—	(92,960)	—	(92,960)
Total revenues	$109,395	$3,973,322	$213,654	$4,296,371
Gross profit	$109,395	$1,274,502	$(344,639)	$1,039,258
(Loss) income from segment operations (a)	$(854,644)	$425,706	$(1,560,123)	$(1,989,061)

Information regarding operations by segment for the nine-month period ended June 30, 2023 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services and Kits	Security Products	Consolidated
Revenues:
Product revenues	$560,000	$—	$570,800	$1,130,800
Service revenues	434,287	—	392,526	826,813
Clinical laboratory service revenues	—	10,726,214	—	10,726,214
Less intersegment revenues	—	(96,120)	—	(96,120)
Total revenues	$994,287	$10,630,094	$963,326	$12,587,707
Gross profit	$676,942	$4,413,130	$364,364	$5,454,436
(Loss) income from segment operations (a)	$(2,623,502)	$1,616,914	$(2,388,417)	$(3,395,005)

Information regarding operations by segment for the nine-month period ended June 30, 2022 is as follows:

	Therapeutic DNA	MDx Testing	DNA Tagging and
	Production	Services	Security Products	Consolidated
Revenues:
Product revenues	$—	$602,356	$852,071	$1,454,427
Service revenues	357,076	—	213,683	570,759
Clinical laboratory service revenues	—	12,960,350	—	12,960,350
Less intersegment revenues	—	(376,176)	—	(376,176)
Total revenues	$357,076	$13,186,530	$1,065,754	$14,609,360
Gross profit	$357,076	$4,430,361	$(150,556)	$4,636,881
(Loss) income from segment operations (a)	$(2,828,629)	$1,175,106	$(3,749,155)	$(5,402,678)

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE G – SEGMENT INFORMATION, continued

Reconciliation of segment loss from operations to consolidated loss before provision for income taxes is as follows:

Three-Month Period Ended:	June 30,
	2023	2022
Loss from operations of reportable segments	$(1,701,350)	$(1,989,061)
General corporate expenses (b)	(1,157,759)	(867,583)
Interest income	26,783	—
Unrealized (loss) gain on change in fair value of warrants classified as a liability	(278,400)	1,758,200
Other expense, net	(3,469)	(26,352)
Consolidated loss before provision for income taxes	$(3,114,195)	$(1,124,796)

Nine-Month Period Ended:	June 30,
	2023	2022
Loss from operations of reportable segments	$(3,395,005)	$(5,402,678)
General corporate expenses (b)	(3,387,464)	(4,314,779)
Interest income	34,108	5,813
Unrealized gain on change in fair value of warrants classified as a liability	334,700	2,540,700
Transaction costs allocated to warrant liabilities	—	(391,335)
Other income (expense), net	6,396	(43,226)
Consolidated loss before provision for income taxes	$(6,407,265)	$(7,605,505)

(a)	Segment operating loss consists of net sales, less cost of sales, specifically identifiable research and development, and selling, general and administrative expenses.
(b)	General corporate expenses consists of selling, general and administrative expenses that are not specifically identifiable to a segment.

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

The following table presents the fair value of the Company’s financial instruments as of June 30, 2023 and summarizes the significant unobservable inputs in fair value measurement of Level 3 financial assets and liabilities as of June 30, 2023. The Company did not have any assets or liabilities categorized as Level 1 or 2 as of June 30, 2023.

	Fair value at	Valuation	Unobservable	Weighted
	June 30, 2023	Technique	Input	Average
Liabilities:
Common Warrants	$1,629,000	Monte Carlo simulation	Annualized volatility	160.00%
Series A Warrants	$3,153,000	Monte Carlo simulation	Annualized volatility	160.00%
Series B Warrants	$22,700	Monte Carlo simulation	Annualized volatility	130.00%

APPLIED DNA SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The change in fair value of the Warrants classified as a liability for the three-month period ended June 30, 2023 is summarized as follows:

	Common Warrants	Series A Warrants	Series B Warrants	Totals
Fair value at April 1, 2023	$1,429,000	$2,768,000	$329,300	$4,526,300
Change in fair value	200,000	385,000	(306,600)	278,400
Fair Value at June 30, 2023	$1,629,000	3,153,000	22,700	$4,804,700

The change in fair value of the Warrants classified as a liability for the nine-month period ended June 30, 2023 is summarized as follows:

	Common Warrants	Series A Warrants	Series B Warrants	Totals
Fair value at October 1, 2022	$1,477,000	$2,883,000	$779,400	$5,139,400
Change in fair value	152,000	270,000	(756,700)	(334,700)
Fair Value at June 30, 2023	$1,629,000	3,153,000	22,700	$4,804,700

NOTE I – SUBSEQUENT EVENTS

On July 12, 2023 (the “Closing Date”), the Company, through its wholly-owned subsidiary, Spindle Acquisition Corp (the “Purchaser”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Spindle Biotech Inc., a corporation existing under the federal laws of Canada (“Spindle”).  Spindle is an early-stage, private biotech company developing next-generation RNA manufacturing technology, including but not limited to proprietary engineered RNA polymerase enzymes (collectively the “Acquired Technology”)

Pursuant to the terms of the Purchase Agreement, the Company acquired all of the outstanding stock of Spindle from the sellers listed on Schedule 1.1 of the Purchase Agreement with effect from the Closing Date. As a result, Spindle became a wholly-owned subsidiary of the Purchaser, and the financials of Spindle will be consolidated with those of the Company.

As consideration for the transactions the Company agreed to pay or issue to the Sellers, as applicable, on a pro rata basis: (i) a cash purchase price of $625,000, as adjusted for debt of Spindle as of the Closing Date and expenses related to the transaction, which was paid to the Sellers on the Closing Date; (ii) 750,000 restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), which shares were delivered to the Sellers on the Closing Date ; (iii) a percentage of the revenues expected from the Company’s sale or exploitation of products including or derived from a heterologous fusion protein comprised of a DNA binding domain and an RNA polymerase enzyme developed by Spindle (the “Spindle RNAP”), payable to the Sellers in accordance with the terms of the Purchase Agreement for a period of ten (10) years commencing on the Closing Date; and (iv) upon the occurrence of certain events specified in the Purchase Agreement, including the issuance of a patent covering the Spindle RNAP and the achievement of certain designated milestones in respect of the Company’s sales or exploitation of projects including or derived from the Spindle RNAP, additional shares of Common Stock not to exceed 1,000,000 restricted shares, 250,000 of which will be issued upon the issuance of a patent for the Spindle RNAP, and 750,000 shares of which will be issued in three equal tranches upon the achievement of aggregate gross sales milestones at $5,000,000 per tranche.

The Company has incorporated the Acquired Technology into its Therapeutic DNA Production Services business segment and launched a new service marketed as the LineaTM IVT platform. The Company has begun marketing the Linea IVT platform to mRNA contract development and manufacturing organizations and mRNA therapy developers. Under the Linea IVT platform, the Company plans to supply LinearDNA IVT templates and the Spindle proprietary engineered RNA polymerase enzyme to end customers.

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended September 30, 2022, as amended, and the following factors and risks:

●	our expectations of future revenues, expenditures, capital or other funding requirements;
●	the adequacy of our cash and working capital to fund present and planned operations and growth;
●	the substantial doubt relating to our ability to continue as a going concern;
●	our need for additional financing which may in turn require the issuance of additional shares of common stock, preferred stock or other debt or equity securities (including convertible securities) which would dilute the ownership held by stockholders;
●	our identification of material weakness in our internal control over financial reporting;
●	our business strategy and the timing of our expansion plans;
●	demand for Therapeutic DNA Production Services;
●	demand for DNA Tagging Services;
●	demand for MDx Testing Services, including in light of significantly decreasing demand for COVID testing services;

●	our expectations concerning existing or potential development and license agreements for third-party collaborations or joint ventures;
●	regulatory approval and compliance for our Therapeutic DNA Production Services;
●	whether we are able to achieve the benefits expected from the acquisition of Spindle;
●	the effect of governmental regulations generally;
●	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received;
●	our expectations concerning product candidates for our technologies; and
●	our expectations of when or if we will become profitable.

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

Introduction

We are a biotechnology company developing and commercializing technologies to produce and detect DNA and RNA. Using PCR to enable the production and detection of DNA and RNA, we operate in three primary business markets: (i) the manufacture of synthetic DNA for use in the production of nucleic acid-based therapeutics and, through our recent acquisition of Spindle Biotech, Inc. (“Spindle”), the development and sale of a proprietary RNA polymerase (“RNAP”) for use in the production of mRNA therapeutics  (“Therapeutic DNA Production Services”); (ii) the detection of DNA and RNA in molecular diagnostics and genetic testing services (“MDx Testing Services”); and (iii) the manufacture and detection of DNA for industrial supply chain security services (“DNA Tagging and Security Products and Services”).

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

Through our recent acquisition of Spindle we can leverage our linearDNA platform that enables the efficient chemical modification of DNA in vitro transcription (“IVT”) templates with the high binding affinity of Spindle's proprietary, high-performance RNAP for chemically modified DNA IVT templates to deliver what we believe are multiple advantages over conventional mRNA production. The acquisition combines our linearDNA IVT templates and Spindle's RNAP polymerase into an integrated offering branded as the Linea TM IVT platform. We believe the addition of Spindle's RNAP increases the Company's addressable market and allows our customers to produce better mRNA, faster and cheaper.

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

In addition, we believe our new integrated Linea IVT platform offers the following advantages over conventional mRNA production to mRNA developers and manufacturers:

●	the prevention or reduction of double-stranded RNA (dsRNA) contamination resulting in higher target mRNA yields;
●	delivery of IVT templates in as little as 14 days for milligram scale and 30 days for gram scale; and
●	reduced mRNA manufacturing complexities.

As of the second quarter of calendar 2023, there were 3,905 gene, cell and RNA therapies in development from preclinical through pre-registration stages, almost all of which use DNA in their manufacturing process. (Source: ASGCT Gene, Cell & RNA Therapy Landscape: Q2 2023 Quarterly Report). Due to what we believe are the linearDNA and Linea IVT platforms’ numerous advantages over legacy nucleic acid-based therapeutic manufacturing platforms, we believe this large number of therapies under development represents a substantial market opportunity for the linearDNA and/or Linea IVT platform to supplant legacy manufacturing platforms in the manufacture of nucleic acid-based therapies.

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

Our business strategy for our Therapeutic DNA Production Services segment is: (i) through our recent acquisition of Spindle, to combine our linearDNA IVT templates and Spindle’s RNAP into an integrated offering branded as the LineaTM IVT platform to secure supply contracts for IVT templates and RNAP with mRNA manufacturers, including but not limited to CDMOs and mRNA therapy developers; (ii) to utilize our current GLP linearDNA production capacity to secure supply contracts to supply linearDNA to pre-clinical therapy developers, as well as clinical and commercial therapy developers and manufacturers that are pursuing therapeutics that require the indirect clinical use of linearDNA; and (ii) upon our development of cGMP linearDNA Production facilities, to secure supply  contracts with clinical stage therapy developers and commercial manufactures to supply linearDNA for direct clinical use.

In addition, we plan to leverage our Therapeutic DNA Production Services and deep knowledge of PCR to develop and monetize, ourselves or with strategic partners, one or more linearDNA-based therapeutic or prophylactic vaccines for high-value veterinary health indications (collectively “linearDNA Vaccines”). We currently seek to commercialize our linearDNA Vaccines in conjunction with lipid nanoparticle (“LNP”) encapsulation to facilitate IM administration. We have recently demonstrated in vitro and in vivo (mice studies) expression of generic reporter proteins via linearDNA encapsulated by LNPs. For the in vivo study, successful expression of the LNP-encapsulated linearDNA was administered and achieved via IM injection. We believe that our linearDNA Vaccines under development provide a substantial advantage over plasmid DNA-based vaccines for the veterinary health market.

MDx Testing Services

Through ADCL, our clinical laboratory subsidiary, we leverage our expertise in DNA detection via PCR to provide and develop clinical molecular diagnostics and genetic (collectively “MDx”) testing services. ADCL is a New York State Department of Health (“NYSDOH”) Clinical Laboratory Evaluation Program (“CLEP”) permitted, Clinical Laboratory Improvement Amendments (“CLIA”)-certified laboratory which is currently permitted for virology. Permitting for genetics (molecular) is currently pending with NYSDOH. In providing MDx testing services, ADCL employs its own or third-party molecular diagnostic tests.

We have successfully validated our pharmacogenomics testing services  (the “PGx Testing Services”). Our PGx Testing Services will utilize a 120-target PGx panel test to evaluate the unique genotype of a specific patient to help guide individual drug therapy decisions. Our PGx Testing Services are designed to interrogate DNA targets on over 33 genes and provide genotyping information relevant to certain cardiac, mental health, oncology, and pain management drug therapies. On March 22, 2023, we submitted our validation package to the NYSDOH for our PGx Testing Services, which is currently pending. Recently published studies show that population-scale PGx testing can significantly reduce overall population healthcare costs, reduce adverse drug events, and increase overall population wellbeing. These benefits can result in significant cost savings to large entities and self-insured employers, the latter accounting for approximately 65% of all U.S. employers in 2022. Once approved by NYSDOH, we plan to leverage our PGx Testing Services to provide PGx testing services to large entities and self-insured employers to potentially reduce population healthcare costs and increase overall population wellness. In addition, ADCL currently provides COVID-19 testing for large populations marketed under our safeCircleTM trademark. Leveraging ADCL’s customizable high-throughput robotically-pooled testing workflow and the Cleared4 digital health platform owned and operated by Cleared4 Inc. (the “Cleared4 Platform”), our safeCircle testing service is an adaptable turnkey large population COVID-19 testing solution that provides for all aspects of COVID-19 testing, including test scheduling, sample collection and automated results reporting. Our safeCircle testing service utilizes high-sensitivity robotically-pooled real-time PCR (“RT-PCR”) testing to help mitigate virus spread by quickly identifying COVID-19 infections within a community, school, or workplace. Our safeCircle COVID-19 testing is performed using either the Company’s internally developed Linea 2.0 RT-PCR Assay, a NYSDOH conditionally approved laboratory developed test (“LDT”) or third-party emergency use authorization (“EUA”)-authorized RT-PCR COVID-19 assays. Our safeCircle testing service also incorporates the Cleared4 Platform to enable large-scale digital test scheduling, in-field sample collection and registration, and results reporting. By leveraging the combination of our robotically-pooled workflows and the Cleared4 Platform, our safeCircle testing services typically return testing results within 24 to 48 hours. We currently provide safeCircle testing services to private clients, and businesses located in New York State.

Historically, a majority of our revenue attributable to our MDx Testing Services has been derived from our safeCircle COVID-19 testing solutions. On April 11, 2023, the U.S. National Emergency in response to the COVID-19 pandemic was terminated. While we continue to support several safeCircle customers, we are currently observing a marked decrease in demand for COVID-19 testing, which we believe will result in significantly lower revenues from our safeCircle COVID-19 testing solutions in subsequent quarters. On May 1, 2023, we received notice from the City University of New York (“CUNY”), our largest safeCircle COVID-19 testing solution customer, that CUNY is terminating their COVID-19 testing contract with ADCL no later than June 30, 2023, testing under the CUNY contract ceased during June 2023. The CUNY COVID-19 contract represented 58% of our revenues for fiscal 2022.

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

Plan of Operations

General

Historically, a substantial portion of our revenues has been generated from sales of our SigNature® and SigNature® T molecular tags, our principal supply chain security and product authentication solutions. However, especially during the last two fiscal years, most of our growth in revenues has been derived from our validated COVID-19 pooled testing, and our COVID-19 Surveillance Testing, which are part of our MDx testing services segment. We are currently observing a market decrease in demand for COVID-19 testing, which we believe will continue to result in significantly lower revenues from our safeCircle COVID-19 testing solutions in subsequent quarters. On May 1, 2023, we received notice from CUNY, our largest safeCircle COVID-19 testing solution customer, that CUNY is terminating their COVID-19 testing contract with ADCL effective no later than June 30, 2023, testing under the contract was terminated during June 2023.   We expect future revenues to be derived primarily from our Therapeutic DNA Production Services and our MDx testing services. To a lesser extent, we expect to grow revenues from the sale of SigNature® molecular tags, SigNature® T molecular tags, SigNify® and CertainT® offerings as we work with companies and governments to secure supply chains for various types of products and product labeling throughout the world. We have continued to incur expenses in expanding our business to meet current and anticipated future demand. We have limited sources of liquidity.

Comparison of Results of Operations for the Three-Month Periods Ended June 30, 2023 and 2022

Revenues

Product revenues

For the three-month periods ended June 30, 2023 and 2022, we generated $316,950 and $219,765, respectively, in revenues from product sales. Product revenue increased by $97,185 or 44% for the three-month period ended June 30, 2023 as compared to the three-month period ended June 30, 2022. The increase in product revenues was primarily related to an increase of approximately $230,000 relating to our large-scale DNA manufacturing business, offset by decreases of $80,000 in sales of our LineaTM COVID-19 Assay Kits and supplies, $23,000 in  nutraceutical supply chain marking, $20,000 in military reduced order quantity and $19,000 in cash and valuables in transit.

Service revenues

For the three-month periods ended June 30, 2023 and 2022, we generated $425,964 and $182,796 in revenues from sales of services, respectively. The increase in service revenues of $242,898 or 133% for the three-month period ended June 30, 2023 as compared to the same period in the prior fiscal year is attributable to an increase of approximately $184,000 and $68,000 in isotopic testing and new customers in our textile and biopharmaceutical markets, respectively.

Clinical laboratory service revenues

For the three-month periods ended June 30, 2023 and 2022, we generated $2,174,697 and $3,893,810 in revenues from clinical laboratory testing services, respectively. Clinical laboratory service revenue decreased by $1,719,113 or 44% for the three-month period ended June 30, 2023 as compared to the same period in the prior fiscal year. The decrease in revenue is primarily due to a decrease in demand for COVID-19 testing services during the three-month period ended June 30, 2023 compared to the same period during fiscal 2022, as well as the City University of New York lower testing volumes as a result of the contract ending mid-June 2023.

Cost and Expenses

Gross Profit

Gross profit for the three-month period ended June 30, 2023, increased by $230,060 or 22% from $1,039,258, for the three-month period ended June 30, 2022 to $1,269,318. The gross profit percentage was 44% and 24% for the three-month periods ended June 30, 2023 and 2022, respectively. The increase in the gross profit percentage during the three-month period ended June 30, 2023 was primarily from an increased gross profit percentage for our MDx testing services.  This improvement was the result of continued cost management efforts within our COVID-19 testing services contracts where we also provide and staff the test collection centers.  Additionally,  the three-month period ended June 30, 2023 included a higher percentage of COVID-19 surveillance testing services revenue, as compared to the same period in the prior fiscal year, which is at a higher gross profit.

Selling, General and Administrative

Selling, general and administrative expenses for the three-month period ended June 30, 2023 increased by $259,427 or 9% to $3,292,304 as compared to $3,032,877 for the three-month period ended June 30, 2022.  This increase is primarily due to approximately $34,000 in allowance for doubtful accounts adjustments,  and  increases of $42,000 in costs associated with isotopic testing, $81,000 for system automation implementation and $35,000 in legal expense.

Research and Development

Research and development expenses decreased to $836,123 for the three-month period ended June 30, 2023 from $863,025 for the three-month period ended June 30, 2022, a decrease of $26,902 or 3%. This decrease is primarily due to a decrease in service contracts to support our continued research and development efforts, related to our ongoing animal vaccine study.

Interest income

Interest income, net for the three-month period ended June 30, 2023, was $26,783 as compared to $0 in the three-month period ended June 30, 2022.   This increase is due to high interest bearing money market accounts, as well as a higher cash balance during the three-month period ended  June 30, 2023 as compared to the same period in the prior fiscal year.

Other expense, net

Other expense, net for the three-month periods ended June 30, 2023 and 2022, was $3,469 and $26,352, respectively.

Unrealized (loss) gain on change in fair value of warrants classified as a liability

Unrealized (loss) gain on change in fair value of warrants classified as a liability for the three-month periods ended June 30, 2023 and 2022 of ($278,400) and $1,758,200, respectively relates to the change in fair value of the warrants that are classified as a liability. The unrealized loss on change in fair value represents the difference in fair value of the warrants from April 1, 2023 compared to the fair value as of June 30, 2023. The primary driver of this change is the increase in our stock price during the period, as well as the decrease in remaining life for the Series B Warrants.

Net Loss

Net loss increased $1,988,399 or 177% to $3,114,195 for the three-month period ended June 30, 2023 compared to net loss of $1,124,796 for the three-month period ended June 30, 2022 due to the factors noted above.

Comparison of Results of Operations for the Nine-Month Periods Ended June 30, 2023 and 2022

Revenues

Product revenues

For the nine-month periods ended June 30, 2023 and 2022, we generated $1,130,800 and $1,454,427, respectively, in revenues from product sales. Product revenue decreased by $323,627 or 22% for the nine-month period ended June 30, 2023 as compared to the nine-month period ended June 30, 2022. The decrease in product revenues was primarily related to a decrease of approximately $602,000 in sales of our LineaTM COVID-19 Assay Kits and supplies pursuant to our contract with Stony Brook University Hospital, as well as decreases in textiles of $112,000 due to a decline year over year  in cotton DNA tagging revenue, nutraceuticals of $95,000, consumer asset marking of $29,000, cash and valuables in transit of $37,000 and military of $29,000.  This decrease was offset by an increase of $560,000 within our biopharmaceutical market for large scale DNA production order that resumed after the COVID-19 pandemic.

Service revenues

For the nine-month periods ended June 30, 2023 and 2022, we generated $826,813 and $570,759 in revenues from sales of services, respectively. The increase in service revenues of 256,054 or 45% for the nine-month period ended June 30, 2023 as compared to the same period in the prior fiscal year is attributable to an increase of approximately $198,000 from our textile market for isotopic testing and $43,000 in our biopharmaceutical market respectively.

Clinical laboratory service revenues

For the nine-month periods ended June 30, 2023 and 2022, we generated $10,630,094 and $12,584,174 in revenues from clinical laboratory testing services, respectively. Clinical laboratory service revenue decreased by $1,954,080 or 16% for the nine-month period ended June 30, 2023 as compared to the same period in the prior fiscal year. The decrease in clinical laboratory service revenues is  due to a decrease in demand for COVID-19 testing services during the nine-month period ended June 30, 2023 compared to the same period during fiscal 2022, primarily from the wind-down of our CUNY COVID-19 testing contract, which terminated during June 2023.

Cost and Expenses

Gross Profit

Gross profit for the nine-month period ended June 30, 2023, increased by $817,555 or 18% from $4,636,881 for the nine-month period ended June 30, 2022 to $5,454,436. The gross profit percentage was 43% and 32% for the nine-month periods ended June 30, 2023 and 2022, respectively. The increase was from an increase in gross profit percentage for our MDx testing services.  This improvement was the result of continued cost management efforts for our COVID-19 testing services contracts where we also provide and staff the test collection centers.  Also, during the first nine-months of fiscal 2022 the COVID-19 positivity rate was higher than the same period during fiscal 2023, which resulted in our clinical laboratory having to reduce the test pooling size, which increased the cost of consumables per sample, therefore having a negative impact on gross profit.

Selling, General and Administrative

Selling, general and administrative expenses for the nine-month period ended June 30, 2023 decreased by $1,900,442 or 17% to $9,440,734 as compared to $11,341,176 for the nine-month period ended June 30, 2022. The decrease is primarily attributable to a decrease in stock-based compensation expense of $1,553,000 primarily relating to officer stock option grants that vested immediately during the prior fiscal year to date. The remainder of the decrease relates to a decrease in insurance expense of approximately $120,000, primarily related to a decrease in our Directors and Officers insurance policy premiums.  Additionally royalty expense decreased $100,000 due to a decline in COVID-19 related testing.

Research and Development

Research and development expenses decreased to $2,796,171 for the nine-month period ended June 30, 2023 from $3,013,162 for the nine-month period ended June 30, 2022, a decrease of $216,991 or 7%. This decrease is primarily due to decreased outsourced service contracts  and laboratory supplies of approximately $180,000. These costs were to support our continued research and development efforts, primarily related to our ongoing animal vaccine study, as well as next generation sequencing projects.  Additional decreases of $46,000 occurred related to development projects in the cannabis market during the prior fiscal year period.

Interest income

Interest income for the nine-month period ended June 30, 2023, was $34,108 as compared to $5,813 in the nine-month period ended June 30, 2023.

Other income (expense), net

Other income (expense), net for the nine-month periods ended June 30, 2023 and 2022, was income of $6,396 and  expense of $(43,266), respectively. The change of $49,622 is due to a gain on the sale of vehicles of $6,083 during the current fiscal year, offset by foreign exchange translation expenses during the prior fiscal year to date.

Unrealized gain on change in fair value of warrants classified as a liability

Unrealized gain on change in fair value of warrants classified as a liability for the nine-month periods ended June 30, 2023 and 2022 of $334,700 and $2,540,700, respectively, relates to the change in fair value of the warrants that are classified as a liability. The primary driver of this change is the decrease in our stock price during the period.

Net Loss

Net loss decreased $1,198,240 or 16% to $6,407,265 for the nine-month period ended June 30, 2023 compared to $7,605,505 for the nine-month period ended June 30, 2022 due to the factors noted above.

Liquidity and Capital Resources

Our liquidity needs consist of our working capital requirements and research and development expenditure funding. As of June 30, 2023, we had working capital of $9,349,044. For the nine-month period ended June 30, 2023, we used cash in operating activities of $3,537,911 consisting primarily of our loss of $6,407,265 net with non-cash adjustments of $1,032,568 in depreciation and amortization charges, $334,700 in unrealized loss on change in fair value of warrants classified as a liability, $692,394 in stock-based compensation expense, $62,000 for the write-off of property and equipment and $255,853 of bad debt recovery. Additionally, we had a gain on the sale of property and equipment of $6,083, a net decrease in operating assets of $3,598,665 and a net decrease in operating liabilities of $1,919,637. Cash used in investing activities of $171,139, was comprised of proceeds from the sale of property and equipment of $45,000, offset by $78,535 for the purchase of property and equipment and $137,604 in capitalized transaction costs.

Historically, a majority of our revenue attributable to our MDx Testing Services has been derived from our safeCircle COVID-19 testing solutions. On April 11, 2023, the U.S. National Emergency in response to the COVID-19 pandemic was terminated. While we continue to support several safeCircle customers, we are currently observing a marked decrease in demand for COVID-19 testing, which we believe will continue to  result in significantly lower revenues from our safeCircle COVID-19 testing solutions in subsequent quarters. On May 1, 2023, we received notice from CUNY, our largest safeCircle COVID-19 testing solution customer, that CUNY is terminating their COVID-19 testing contract with ADCL effective no later than June 30, 2023.  Testing under this contract ceased during June 2023.  The CUNY COVID-19 testing contract represented 58% of our revenue for fiscal year 2022.  These factors could also have a negative impact on the Company’s future liquidity.

We have recurring net losses, which  have resulted in a net loss of $6,407,265 and generated negative operating cash flow of $3,537,911 for the nine-month period ended June 30, 2023.  These factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that  might be necessary if the Company is unable to continue as a going concern.

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

Due to the short-term nature of our contracts with customers, we have elected to apply the practical expedients under Topic 606 to: (1) expense as incurred, incremental costs of obtaining a contract and (2) not adjust the consideration for the effects of a significant financing component for contracts with an original expected duration of one year or less.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The material weakness is further described below.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2023 other than the plan discussed above under “Remediation of Material Weakness”, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. — Legal Proceedings.

None.

Item 1A. — Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on December 14, 2022, as amended, and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q of the Company filed with the SEC on May 11, 2023, and as updated and supplemented below and in subsequent filings. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

There is substantial doubt relating to our ability to continue as a going concern

We have recurring net losses, which have resulted in an accumulated deficit of $298,854,883 as of June 30, 2023. We have incurred a net loss of $3,114,195 for the nine-month period ended June 30, 2023. At June 30, 2023, we had cash and cash equivalents of $10,756,235. We have concluded that these factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the financial statements. We will continue to seek to raise additional working capital through public equity, private equity or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern.  If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Mine Safety Disclosures.

Not applicable.

Item 5. — Other Information.

None.

Item 6. — Exhibits.

			Incorporated by Reference to SEC Filing			Filed or Furnished with
Exhibit			Exhibit			this Form
No.	Filed Exhibit Description	Form	No.	File No.	Date Filed	10-Q
2.1 #†	Share Purchase Agreement, dated July 12, 2023, by and among Spindle Acquisition Corp., Spindle Biotech Inc., the persons listed on Schedule 1.1 therein, Lai Him Chung and Applied DNA Sciences, Inc.	8-K	2.1	001-36745	7/13/2023	X
3.1	Conformed version of Certificate of Incorporation of Applied DNA Sciences, Inc., as most recently amended by the Fifth Certificate of Amendment, effective Thursday, September 17, 2020	S-8	4.1	333-249365	10/07/2020
3.2	By-Laws	8-K	3.2	002-90539	01/16/2009
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

* Filed herewith

** Furnished herewith

# Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

† Certain confidential information contained in this agreement has been omitted because it is both not material and is the type that the registrant treats as private or confidential

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied DNA Sciences, Inc.

Dated: August 10, 2023	/s/ JAMES A. HAYWARD
James A. Hayward, Ph.D.
Chief Executive Officer
(Duly authorized officer and principal executive officer)

/s/ BETH JANTZEN
Dated: August 10, 2023	Beth Jantzen, CPA
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)